Form 10-Q
period 1997-09-30
ZMAX CORP
filed 1998-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  SEPTEMBER 30, 1997
                                         ------------------
                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______  to ________

                     Commission file number   000-23967

                               ZMAX CORPORATION
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     52-2040275
   -------------------------------------------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                   20251 CENTURY BLVD. GERMANTOWN, MD 20874
   -------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code:  (301) 353-9500
                                                      --------------

   -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

APPLICABLE  ONLY  TO  CORPORATE   ISSUERS:   Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of March 26, 1998, 11,729,714 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - September 30, 1997
    (unaudited) and December 31, 1996                                    1

Consolidated Statements of Operations for the nine
    months ended September 30, 1997 and 1996 (unaudited)                 3

Consolidated Statements of Operations for the three
    months ended September 30, 1997 and 1996 (unaudited)                 4

Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1997 and 1996 (unaudited)                 5

Notes to Consolidated Financial Statements                               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11

PART II.   OTHER INFORMATION

           Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                              16

                        ZMAX CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                     1997                        1996
                                                              ------------------          ------------------
                                                                 (UNAUDITED)

                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                $     1,511,466             $    4,842,169
      Prepaid expenses and other assets                                524,258                     27,762
                                                              ------------------          -----------------

             Total current assets                                    2,035,724                  4,869,931

      Property, plant and equipment, net                               286,936                     20,871
      Intangible assets, net                                         4,324,447                  2,274,406
      Deferred financing costs, net                                  1,038,270                  1,426,834
      Other assets                                                     986,068                          -
                                                              ------------------          ------------------

             Total assets                                      $     8,671,445             $     8,592,042
                                                              ==================          ==================


The accompanying notes are an integral part of these balance sheets.

                    LIABILITIES & SHAREHOLDERS' EQUITY

                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                     1997                        1996
                                                              ------------------          ------------------
                                                                 (UNAUDITED)

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                    $     1,618,343             $       370,175
      Customer deposits                                              1,000,000                           -
      Convertible notes                                                      -                   1,508,592
      Current portion of long-term debt                                539,541                     265,630
                                                              ------------------          ------------------

             Total current liabilities                               3,157,884                   2,144,397
                                                              ------------------          ------------------

      Convertible exchangeable subordinated debentures               5,500,000                   5,500,000
      Long-term debt, net of current portion                                 -                     527,857
                                                              ------------------          ------------------

             Total liabilities                                       8,657,884                   8,172,254
                                                              ------------------          ------------------


Commitments and contingencies (Notes 5 and 6)
Stockholders' equity:

      Preferred stock, $0.001 par value,
        10,000,000 shares authorized, none issued
        and outstanding - - Common stock, $0.001
        par value, 50,000,000 shares authorized,
        7,000,079 and 9,450,514 shares issued and
        outstanding as of September 30, 1997 and
        December 31, 1996, respectively, 775,808
        and 479,801 shares subject to cancellation
        agreements as of September 30, 1997 and
        December 31, 1996,           ,
        respectively (Note 4)                                            9,450                       7,000
      Additional paid-in capital                                    17,108,061                   6,724,964
      Issuable common stock, 904,365  as of December
        31, 1996                                                             -                   5,299,579
      Receivable for stock subscription                                      -                    (105,000)
      Accumulated deficit                                          (17,103,950)                (11,506,755)
                                                              ------------------          ------------------

             Total stockholders' equity                                 13,561                     419,788
                                                              ------------------          ------------------

             Total liabilities and stockholders' equity        $     8,671,445                $  8,592,042
                                                              ==================          ==================


The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Nine Months                 Nine Months
                                                                 Ended 9/30/97               Ended 9/30/96
                                                              ------------------          ------------------
                                                                  (Unaudited)                  (Unaudited)
Revenues                                                       $       512,041             $             -

Operating expenses:

      Cost of revenues                                                 283,332                           -
      Sales and marketing                                              896,464                      45,922
      General and administrative                                     3,069,598                     135,051
      Amortization and depreciation                                    651,937                      78,490
                                                              ------------------          ------------------
             Loss from operations                                   (4,389,290)                   (259,463)

Other Income (expense):
      Interest income                                                  121,893                           -
      Interest expense                                              (1,228,695)                          -
      Other                                                           (101,103)                          -
                                                              ------------------          ------------------
             Net loss before benefit for income taxes               (5,597,195)                   (259,463)

             Benefit for income taxes                                        0                           -
                                                              ------------------          ------------------

Net loss                                                       $    (5,597,195)           $       (259,463)
                                                              ==================          ==================

Net loss per share                                             $         (1.10)            $         (0.65)
                                                              ------------------          ------------------

Weighted average shares outstanding                                  5,079,169                     400,000
                                                              ==================          ==================


The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months                Three Months
                                                                 Ended 9/30/97               Ended 9/30/96
                                                              ------------------          ------------------
                                                                  (Unaudited)                  (Unaudited)
Revenues                                                       $       451,291              $            -

Operating Expenses:

      Cost of revenues                                                 226,188                           -
      Sales and marketing                                              243,315                      45,922
      General and administrative                                       875,043                      51,574
      Amortization and depreciation                                    280,284                      47,094
                                                              ------------------          ------------------

             Loss from operations                                   (1,173,539)                   (144,590)

Other Income (expense):
      Interest income                                                   13,805                           -
      Interest expense                                                (188,008)                          -
      Other                                                               (879)                          -
                                                              ------------------          ------------------

             Net loss before benefit for income taxes               (1,348,621)                   (144,590)

             Benefit for income taxes                                        -                           -
                                                              ------------------          ------------------

Net loss                                                       $    (1,348,621)            $      (144,590)
                                                              ==================          ==================

Net loss per share                                             $         (0.23)            $         (0.36)
                                                              ------------------          ------------------

Weighted average shares outstanding                                  5,978,973                     400,000
                                                              ==================          ==================


The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine Months                 Nine Months
                                                                 Ended 9/30/97               Ended 9/30/96
                                                              ------------------          ------------------
                                                                  (Unaudited)                  (Unaudited)

Cash flows from operating activities:
      Net loss                                                 $    (5,597,195)               $   (259,463)
      Adjustments to reconcile loss to net cash
             Depreciation and amortization expense                     651,937                      78,490
             Amortization of deferred financing costs                  388,564                           -
             Amortization of discount on Notes and Debentures          591,408                           -
             Expenses related to conversion of Debentures                    -                           -
             Stock compensation expense                                547,500                           -
             Non-cash interest expense on promissory note                8,904                           -
             Loss on conversion of promissory note                     101,442                           -

      Changes in assets and liabilities

             Prepaid expenses                                         (496,496)                          -
             Other assets                                             (986,068)                          -
             Accounts payable and accrued expenses                   1,248,168                     (65,826)
             Customer deposits                                       1,000,000                           -
             Deferred income taxes                                           -                           -
                                                              ------------------          ------------------

                    Net cash used in operating activities           (2,541,836)                   (246,799)
                                                              ------------------          ------------------

      Net cash used in investing activities:
             Purchases of property                                    (257,542)                         -
             Purchases of investments                                        -                          -
             Purchases of software                                    (767,379)                   (831,892)
                                                              ------------------          ------------------

                    Net cash used in investing activities           (1,024,921)                   (831,892)
                                                              ------------------          ------------------

      Net cash provided by financing activities:

             Net proceeds from the issuance of common stock            105,000                           -
             Advances from joint venture and
               ZMAX prior to CSI recapitalization                            -                     560,000
             Net borrowings (payments) on long-term
               obligations                                             131,054                     531,892
                                                              ------------------          ------------------

                    Net cash provided by financing activities          236,054                   1,091,892
                                                              ------------------          ------------------

Net (decrease) increase in cash                                     (3,330,703)                     13,201
                                                              ------------------          ------------------

Cash, beginning of period                                            4,842,169                           -
                                                              ------------------          ------------------

Cash, end of period                                            $     1,511,466             $        13,201
                                                              ==================          ==================


The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The unaudited financial statements as of September 30, 1997, for the nine months ended September 30, 1996 and 1997, and for the three months ended September 30, 1996 and 1997 presented herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation, as of December 31, 1997, and notes thereto included in the Registration Statement on Form S-4 (file no. 333-29833), as declared effective by the Securities and Exchange Commission on November 3, 1997. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996 and 1997, and for the nine months then ended. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

      On November 6, 1996, ZMAX Corporation ("ZMAX"), a shell company listed on the OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995 to perform computer re- engineering with a focus on providing a solution to the Year 2000 problem.

      For financial reporting purposes, the acquisition of CSI by ZMAX has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996 are those of CSI. The accompanying consolidated financial statements include all of the accounts of CSI and the accounts of ZMAX since November 6, 1996. All significant intercompany amounts have been eliminated.

      Prior to the three months ended September 30, 1997, ZMAX and its subsidiary, CSI (collectively, the "Company"), were considered development stage companies as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

NATURE OF OPERATIONS

      Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the computer software re-engineering market. Although the Company generated its first revenues during 1997, the Company has no assurance of future revenues. Even if marketing efforts are successful, substantial time may pass before significant revenues and profitability may be realized and, during this period, the Company may require additional funds that may not be available to it.

      The Company has limited experience in providing its Year 2000 or "millennium" services. The Company has not completed a large-scale millennium conversion project either alone or together with a strategic partner. There can be no assurance that the Company will be successful in completing large-scale conversions, that the Company will not experience delays or failures in providing its millennium services, or that its millennium services will be effective. The failure of the Company's Year 2000 methodology to function properly or the existence of significant errors or bugs following completion of millennium conversions could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or bugs could materially and adversely affect the Company's business, operating results and financial condition.

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain and undeveloped markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customer's computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. In addition, there are risks associated with the market activity in ZMAX stock. The potential volatility of the stock price is demonstrated by the quoted market price compared to the prices in the CSI recapitalization transactions.

2.    SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      Investments with original maturities of three months or less are considered cash equivalents for purpose of these financial statements.

REVENUE RECOGNITION

      Revenues on time-and-materials contracts are recognized based upon hours incurred at contract rates plus direct costs. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known.

INCOME TAXES

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

NET LOSS PER SHARE

      Net loss per share for the nine months ended September 30, 1997 and 1996, and the three months ended September 30, 1997 and 1996, are based upon the weighted-average number of common equivalent shares outstanding during the period. The effects of outstanding options and convertible debt on net loss per share are not included because such effects would be anti-dilutive. Outstanding shares subject to cancellation agreements are also not included.

3.    DEBT AND DEFERRED FINANCING COSTS:

The following details the Company's debt obligations:

                                                                       September 30,
                                                                            1997             December 31,
                                                                       (Unaudited)               1996
                                                                       -------------         ------------
Promissory note payable to  Fiserv, interest payable
    annually at the prime rate plus 1%.........................       $         -           $   385,000
Amounts due for the purchase of software rights,
    interest imputed at 10%, due in installments of
    $283,333 in January 1998 and May 1998......................           539,541               408,487
Convertible notes, interest payable monthly at 8%                               -             1,508,592
Convertible exchangeable subordinated debentures,
    interest payable semi-annually, at 8%,
    due in December 1999.......................................         5,500,000             5,500,000
                                                                      ------------          ------------
         Total.................................................         6,039,541             7,802,079
Less ---- Current portion......................................          (539,541)           (1,774,222)
                                                                      ------------          ------------
                                                                      $ 5,500,000           $ 6,027,857
                                                                      ============          ============


COMMON STOCK AND PREFERRED STOCK:

REVERSE STOCK SPLIT

      Effective July 23, 1996, ZMAX effected a 1 for 80 reverse split of its common stock. All share amounts and per share amounts have been restated to reflect this event.

STOCK SUBJECT TO CANCELLATION

      By an agreement dated April 27, 1992, ZMAX agreed to acquire all of the outstanding common stock of American Oil in consideration for the issuance of 625,000 shares of ZMAX common stock, 5,000,000 shares of ZMAX preferred stock and the sale of an additional 88,266 shares of ZMAX common stock for $7,062 in cash. The shares of ZMAX preferred stock were never issued and American Oil did not undertake any business or any financial transaction other than the acquisition of certain mining rights. American Oil's corporate status was suspended by the State of Nevada as of December 1, 1995, and that subsidiary was abandoned by the Company.

      In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of the aforementioned shares of ZMAX common stock. As of December 31, 1996, these shares had not been returned to the Company for cancellation. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 479,801 shares are subject to cancellation but had not been returned to the Company for cancellation as of September 30, 1997.

5.    RELATED PARTY TRANSACTIONS:

      In connection with the recapitalization of CSI, a consultant to the Company and his affiliate were issued an aggregate of 320,000 shares of Company common stock for services related to the CSI transaction and related financing. This individual and his affiliate received an aggregate of approximately $563,000 in 1996 from ZMAX prior to the CSI acquisition as satisfaction for amounts owed to this individual by ZMAX prior to December 31, 1995. Proceeds from the Offshore Placement were used to satisfy this obligation. This individual has been a consultant to ZMAX since 1994. The Company continues to retain this individual as a consultant at $10,000 per month. In connection with the recapitalization of CSI, $280,000 of consulting fees owed to this individual were satisfied in 1996 by issuing to him $280,000 of convertible notes. In addition to incurring $120,000 in consulting fees during 1996, ZMAX reimbursed approximately $155,000 to this individual for expenses incurred on behalf of ZMAX. Through September 30, 1997, this individual received $90,000 in consulting fees.

6.    COMMITMENTS AND CONTINGENCIES:

LITIGATION

      On April 17, 1997, Alan L.Levine and Canadian Petroleum Corporation filed suit in the Third Judicial district Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock that had been issued by the Company in payment of legal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself.

      The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and its registration statement on Form S-4, for the year ended December 31, 1996.

      The information set forth below includes forward-looking statements. Some factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      On  November  6,  1996,  ZMAX,  a shell  company  listed on the NASD OTC
Bulletin Board acquired all of the outstanding stock of CSI. Prior to this transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996 are those of CSI.

      CSI markets millennium services to a variety of commercial and government organizations. In the next 12 months, the Company intends to make additional investments in the further development and marketing of CSI's millennium services and other software re-engineering services. In addition, the Company currently intends to pursue acquisitions in the information technology industry that will complement CSI.

      In view of the development costs relating to CSI's millennium services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as CSI increases its workforce in order to meet the future demand for its millennium services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of CSI's revenues are expected to be derived from a relatively small number of large-scale, comprehensive millennium conversion projects . Consequently, CSI's revenues and operating results are expected to be subject to substantial variations in any given year and from quarter to quarter.

      The Company believes some demand for CSI's millennium services may continue to exist for some time after the year 2000, although this demand will diminish significantly over time and will eventually disappear. However, the Company's proprietary computer software tools may be used in conversion projects unrelated to Year 2000 compliance. The Company plans to pursue businesses and business opportunities unrelated to the millennium problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client' s software application from a mainframe to a client-server environment. However, there can be no assurance that the Company will be able to successfully expand its business beyond the millennium conversion market. The failure to diversify and develop additional products and services could materially and adversely affect the Company's business, operating results and financial condition

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. Amortization and depreciation expenses relates to property and equipment and intangible assets. As a result of its plan to expand its operations and to offer a wider range of information services, the Company expects these costs to increase.

      Margins for the Company's millennium services business will depend upon volume of service because a significant portion of the Company's cost structure is fixed. Most of the Company's millennium conversion projects are expected to be priced on a fixed fee basis. Therefore, the profitability of an individual project will depend upon completing the project within the estimated number of staff hours and within the agreed time frame.

RECENT DEVELOPMENTS

      CONVERSION OF $2.1 MILLION NOTES. From September 1996 to November 1996, the Company issued a total of $2.1 million in convertible notes to six non-U.S. accredited investors and financial institutions. The notes were due in January and March of 1997 and were convertible, at the option of the holder, into a total of 1,600,000 shares of Company common stock. All holders of the convertible notes notified the Company of the exercise of their conversion rights in early 1997, prior to the due dates of the notes. In March 1997, the Board of Directors approved the conversion and, in April 1997, all $2.1 million of convertible notes were converted into an aggregate of 1,600,000 shares of ZMAX common stock (the "Note Conversions").

      ISSUANCE OF FINDERS FEE SHARES. In connection with the CSI transaction and related financing, ZMAX agreed to issued 320,000 shares of ZMAX common stock to Shafiq Nazerali as a fee for his services. At the direction of Mr. Nazerali, these shares were issued to Valorinvest Ltd. In April 1997, ZMAX also agreed to grant 350,000 shares of ZMAX common stock to the original finder of the CSI transaction for $0.30 per share in order to acquire such finder's rights to the transaction. These shares were issued and the consideration received in May 1997.

      CONVERSION OF FISERV DEBT. As part of the CSI recapitalization, the Company acquired the interest of Fiserv, Inc. in the Fiserv Century Services Joint Venture in exchange for, among other consideration, ZMAX's promissory note for $385,000. This promissory note has been converted into 32,077 shares of ZMAX common stock issued to Fiserv, Inc. in May 1997.

      ACQUISITION OF COCACT SOFTWARE. On April 30, 1997, ZMAX entered into an agreement with Taiwan's Institute for Information Industry to purchase all right, title and interest to the Change of Century Analysis and Conversion Tool (COCACT) software program, an integral part of CSI's VISION 2000SM solution. Conditions of the purchase agreement included a three month software development and enhancement project to bring COCACT to the required level of performance. The purchase price for the COCACT software is $1.1 million in cash plus 150,000 shares of ZMAX common stock issuable upon completion and testing of certain COCACT enhancements to be performed by the seller. The first installment of the purchase price in the amount of $250,000 was paid in May 1997. The enhancements were completed and accepted by CSI in August 1997 and the 150,000 shares were issued to the seller in September 1997. The second installment was paid in September 1997. The balance of the purchase price will be paid in equal installments on January 1, 1998 and May 1, 1998.

RESULTS OF OPERATIONS

      Prior to the third quarter of 1997, CSI was considered a development stage company. CSI was formed on December 13, 1995 and 1995 activities were limited to acquiring the rights to two of its software tools. In 1996, the Company incurred a loss of $11.5 million, or $13.45 per share. No revenues were generated during this period. Included in the loss were several significant non-cash charges including approximately $2.9 million of expense related to the CSI transaction, approximately $7.0 million in interest charges related to the amortization of the discount on the Company's convertible debt that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the convertible debt, approximately $380,000 in amortization of intangibles and deferred financing costs, and approximately $300,000 in non-employee stock compensation expense. The remaining expenses are primarily attributable to the salaries and benefits paid to the Company's technical, marketing and
administrative   personnel  along  with  other  marketing  and  administrative expenses.

      Results for the nine months ended September 30, 1996, were a loss of approximately $259,000, or $0.65 per share. The loss was primarily related to the commencement of operations by CSI in early 1996. Results for the nine months ended September 30, 1997, were a loss of approximately $5.6 million, or $1.10 per share. Included in the 1997 loss were several significant non-cash charges. Approximately $590,000 in interest charges were recorded related to the amortization of the discount on the Company's $2.1 million convertible notes that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the debt. Approximately $636,000 in amortization of intangibles and deferred financing costs was recorded. Approximately $547,000 in non-employee stock compensation was charged to expense. The Company also recognized a loss of approximately $101,000 upon the conversion of a promissory note into common stock. The remaining loss reflects the costs related to the increased operations of CSI. During the nine months ended September 30, 1997, the Company recognized revenues totaling $512,041 related to the commencement of several projects. Direct expenses related to the revenues totaled $283,332.

LIQUIDITY AND CAPITAL RESOURCES

      Current assets at September 30, 1997, totaled approximately $2.0 million, a decrease of approximately $2.8 million from December 31, 1996, attributable primarily to a decrease in cash that was used for operations, the purchase of property and equipment, professional expenses associated with the Debenture Exchange, and payment on the Company's long-term obligation related to its purchase of the COCACT software tools. Current liabilities at September 30, 1997, totaled approximately $3.2 million an increase of approximately $1.0 million from December 31, 1996, attributable primarily to a customer deposit received in September 1997.

      Prior to the CSI transaction, ZMAX sold 2,800,000 shares of its common stock for $0.30 per share, or $840,000 in the aggregate, issued $1.5 million of convertible notes for cash and issued $480,000 of convertible notes as satisfaction for certain liabilities. The proceeds from such transactions were used to satisfy certain liabilities of ZMAX. Subsequent to the CSI transaction, the Company issued an additional $120,000 in convertible notes for cash. In early 1997, the holders of the convertible notes exercised their conversion rights and the $2.1 million in aggregate convertible notes were converted into a total of 1,600,000 shares of Company common stock. In December 1996, the Company issued $5.5 million in convertible exchangeable subordinated debentures for cash. As of December 31, 1996 and September 30, 1997, the Company had approximately $4.8 million and $1.5 million in cash, respectively. As of December 31, 1996 the Company had working capital of approximately $2.7 million while at September 30, 1997, the Company had a working deficit of $1.1 million. The change was primarily a result of the $3.3 million decrease in cash and cash equivalents and the $1.0 million customer deposit received in September 1997.

      The nature of the information technology industry, combined with the rapidly growing demand for Year 2000 services worldwide, makes it difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and cash generated from operations, together with the proceeds from the exchange of the debentures and warrant exercises, which provided approximately $6.2 million in net proceeds in December 1997, will be adequate to finance continuing operations, investments in property and equipment, and expenditures for the development of additional software improvements in the Company's VISION 2000SM toolset.

      Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if its is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources of cash. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary might also require external financing that could include additional debt or equity capital.

                          PART II. OTHER INFORMATION

EXHIBIT AND REPORTS ON FORM 8-K

     EXHIBITS

             Exhibit 27 - Financial Data Schedule

     REPORTS ON FORM 8-K

             None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ZMAX Corporation

Date:  March 31, 1998                            /s/MICHAEL C. HIGGINS
                                                 -----------------------------
                                                 Michael C. Higgins
                                                 President

                                                 /s/G.W. NORMAN WAREHAM
                                                 -----------------------------
                                                 G.W. Norman Wareham
                                                 Vice President -
                                                   Principal Financial Officer

                                                 /s/JAMES T. MCCUBBIN
                                                 -----------------------------
                                                 James T. McCubbin
                                                 Vice President -
                                                   Principal Accounting Officer