Form 10-K405
period 1997-12-31
ZMAX CORP
filed 1998-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the fiscal year ended DECEMBER 31, 1997.

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the transition period from ___________ to ___________.

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

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days: Yes [X]   No [ ]

  The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of March 26, 1998 by non-affiliates of the registrant was approximately $ 64,737,493 based on the average bid and asked prices of the Common Stock on such date.

  As of March 30, 1998, the registrant had 11,729,714 shares of its Common Stock issued and outstanding.

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1.  BUSINESS.

INTRODUCTION

ZMAX Corporation ("ZMAX" or the " Company") focuses on acquiring, building and operating companies in the information technology industry. In 1996, the Company acquired all of the stock of Century Services, Inc. ("CSI"), a corporation which provides re-engineering and information processing services to users of large-scale computer systems in North America. CSI specializes in assisting business organizations and government agencies with what has become popularly known as the "Year 2000 problem." Over the next several years, CSI expects to devote substantial resources to assisting its clients in preparing for and implementing the conversion of their computer systems to allow those clients to continue operations without interruption in the 21st Century. CSI's total system solution, known as VISION 2000SM, encompasses a management methodology, assembly-line processes, and a proprietary automated software tool suite to identify and convert date-sensitive software applications to Year 2000 compliance.

THE YEAR 2000 PROBLEM

      Throughout most of the history of computer data processing by businesses and government, data storage was severely limited both by the design shortcomings of the storage media themselves and by memory access speed considerations. Consequently, computer programmers typically encoded years using a two digit format (e.g., "97" for "1997") rather than a complete, four digit format. However, the use of a two-digit format makes it impossible to distinguish between dates in different centuries. Programs required to process a date after the Year 2000 may interpret the date as 100 years earlier than the intended date (e.g., 1905 for 2005); may go to an arbitrary default date such as 1985; or may fail to process the date altogether. Even though a particular program may have the ability to accommodate a 21st Century date, it may be unable to communicate that date to other application programs with which it must interact. As the Year 2000 approaches, a number of these programs have begun to operate inaccurately, or have failed completely, due to their inherent inability to properly interpret dates beyond 1999.

      Many industry analysts see no precedent to the Year 2000 problem, given society's increasing reliance on computing devices and automated communications networks. Indeed, the very size and complexity of computing applications makes the Year 2000 problem as much a management issue as a programming one. Large mainframe applications, 10 to 20 years old, are referred to as "legacy systems" because they have outlived generations of programmers. Such systems have patch upon patch of computer code developed by a succession of programmers, and limited accurate documentation. In some cases, the original source code bears little or no resemblance to the object code in the current production environment or the original code is missing altogether. This is problematic because source code must match the object production code before Year 2000 remediation can be effective.

      Until recently, many organizations have been able to perform specific tasks that rely on dates after 1999 by using stand-alone Year 2000 compliant applications, modifying small amounts of computer code or simply manually manipulating data. Such solutions are no longer practical as the percentage of an organization's applications encountering dates after 1999 increases. As the millennium draws nearer, more and more applications will be at risk.

      Because a single application can potentially corrupt an organization's entire information network by passing on non-compliant data, resolving the Year 2000 problem requires individual identification and analysis of all applications and systems used by the organization. An organization's systems may include internally developed custom mainframe programs and a large number of new applications from multiple sources, leading to an absence of standards among highly integrated and interdependent applications. Changes to applications may require a corresponding change to the data used by those applications. Computer hardware and operating systems generally include date-sensitive programs or processing functions that can be similarly affected.

      The Year 2000 problem affects not only data processing functions but also process control applications. For example, applications such as traffic regulation, environmental control and factory automation commonly change programs by date. While these systems are not typically affected by the Year 2000 problem today (as they have no current need to process dates substantially in the future), as the millennium approaches, many of these process applications will have to be reprogrammed to allow them to function after the Year 2000.

      The extensive reliance of business firms and governmental agencies upon computer-based information systems makes it critical for those organizations to assess and correct their Year 2000 problem. Many organizations will analyze and modify their existing systems because it may be very difficult for them to abandon existing systems and replace them with new Year 2000 compliant systems within the limited time available. And, besides problems arising in its own systems, an organization may be directly affected by the date-dependent programs and databases used by outside organizations. For example, suppliers may have software applications that are directly integrated with a manufacturer's real-time purchasing application. With the explosive growth in electronic data interchange (EDI), electronic funds transfer (EFT) and other forms of electronic commerce, the dimensions of the Year 2000 problem become compounded.

THE MARKET

      The Year 2000 problem is particularly important to large organizations with mainframe computer systems such as banks, securities firms, insurance companies, healthcare providers, transportation companies, and the full spectrum of federal, state and city government agencies. Solving the Year 2000 problem is essential in order for these organizations to continue to operate without interruption into the 21st Century. In some cases, the survivability of a firm or agency may depend upon its ability to resolve the Year 2000 problem. An average business mainframe computer may consist of approximately 5 million lines of software code. To manually inventory, analyze, convert, test and integrate even that modest volume of code would take several years to complete. The majority of software code is written in the COBOL language, which is now considered to be an obsolete language, or in other antiquated languages such as Assembler. To compound the problem, industry experts have stated that there are insufficient COBOL programmers and programmers trained in Assembler languages to manually resolve the Year 2000 problem. There are currently estimated to be only 500,000 COBOL programmers worldwide. Many programmers trained in COBOL have either retired or have been retrained in more modern software languages and are reluctant to go back to COBOL programming for the resolution of the short term Year 2000 problem.

      Gartner Group, Inc., an information technology research firm, estimates that the world-wide cost of resolving the Year 2000 problem is between $300 billion and $600 billion and that a typical Fortune 500 company could incur expenses of $50 million to $100 million to resolve its Year 2000 problem.

      The Company believes that many organizations will initially attempt to resolve the Year 2000 problem internally. Others may simply (and expensively) eliminate and replace programs and equipment. However, the Company believes a large number of organizations will choose to engage a millennium services provider to manage some or all of their conversion project. The reasons this should occur include the substantial increase in technical personnel required as well as the shortage of programming expertise as noted above. Some industry analysts, including Gartner Group, have suggested that the magnitude of the Year 2000 problem--and the limited time in which to implement a solution--may cause demand for millennium services to exceed the availability of qualified providers. The market reaction to the Year 2000 problem has been slow in developing which may result in the resource demand peaking in late 1998 and 1999. This may lessen the amount of time the Company will be able to provide its millennium services to potential clients.

STRATEGY

      The Company's objectives are: (1) initially to maximize growth in sales of its millennium services while achieving high profit margins on these sales and (2) over the long term after the Year 2000, to leverage its assets (including its expertise, client relationships and detailed knowledge of its clients' computer systems, applications and codes) obtained through providing its millennium services to develop additional business opportunities in the re-engineering and conversion industry and related areas to assist its clients and other large business organizations and governmental agencies to update or convert their older legacy computer systems into more modern systems to better serve their needs. The Company's strategy for achieving these objectives includes the following key elements:

      DISTINGUISH THE COMPANY AS A FULL SERVICE PROVIDER OF MILLENNIUM SERVICES. The Company has developed methodologies for analyzing and re-engineering information systems under a wide variety of scenarios. The Company intends to market this expertise, which enables the Company to provide the full range of services typically necessary to manage a client's entire Year 2000 project, including inventory analysis, impact assessment, strategic planning, conversion, testing and implementation to production. The Company believes that few Year 2000 solution providers can match the depth, accuracy and quality of CSI's full service solution.

      MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company conducts research and development activities in order to improve the functionality, flexibility, ease of use and cost-effectiveness of its millennium solution. The Company works closely with its strategic partners and customers to develop new features and methodologies to meet their requirements. The Company intends to continue to independently market and deliver a number of comprehensive millennium conversion solutions to enhance sales, to gather market information, and to gain the necessary expertise to continually improve its technology and services.

      ACHIEVE MARKET PENETRATION THROUGH TEAMING ARRANGEMENTS. As a small company, CSI has only limited resources to undertake marketing efforts. To maximize its marketing impact, the Company has endeavored to team with established strategic industry participants such as large software developers, system integration companies, and systems manufacturers. The Company believes that teaming arrangements can provide customers with superior, comprehensive millennium conversion solutions. Teaming arrangements also provide the Company the opportunity to enhance its internal marketing efforts by capitalizing on the existing client relationships and ongoing sales and marketing efforts of its strategic partners in various markets. To date, CSI has entered into non-exclusive teaming arrangements with EDS Federal, Hewlett Packard, Hitachi Data Systems, and First Technology Systems. Additionally, CSI has entered in an exclusive arrangement to represent POV, an European company that specializes in analysis and remediation of "IDEAL" code, in the North American marketplace.

      PENETRATE ADDITIONAL GEOGRAPHIC MARKETS. Initially, the Company has targeted the North American market for its millennium services to be followed by penetration of selected parts of the Western European market. The Company may pursue opportunities in other geographic areas either directly or through its strategic alliances, although no specific plans for such expansion have been developed.

      PURSUE ADDITIONAL BUSINESS OPPORTUNITIES. The Company intends to pursue additional business opportunities in the conversion industry including re-engineering and other related areas utilizing its software tools, experience, and client relationships obtained while providing millennium services. The Company believes that, while performing millennium conversions, it will develop detailed knowledge of its clients' computer systems, applications and codes. This will place the company in the best position to assist its clients in the reengineering or conversion of their older legacy computer systems and applications, as well as discover new information systems requirements, such as migrating a client's application from a mainframe environment to a client server environment or developing enhancements to a client's existing applications. In turn, the Company will strive to develop and market new services and software to meet those requirements.

MILLENNIUM SERVICES

      There are no shortcuts to solving the Year 2000 problem. It requires a comprehensive and rigorous management approach together with a set of integrated automated tools. The Company believes that its VISION 2000SM solution encompasses dependable proprietary tools, methodology and processes to convert legacy software applications to Year 2000 compliance. VISION 2000SM consists of two phases: Phase 1, Global Impact Analysis (GIA), and Phase 2,

Conversion and Implementation (C&I). Each phase is further divided into 3 steps that are described below.

VISION 2000SM--GLOBAL IMPACT ANALYSIS

      CSI recognizes that achieving Year 2000 compliance is a management issue rather than a purely technical issue. Massive software changes must be managed in a consistent, cohesive and timely manner with minimum cost, interruption and risk to the organization. CSI's VISION 2000SM Global Impact Analysis (GIA) is designed to provide its clients with detailed and rigorous analysis, assessment and planning tools. The Company believes that these three elements are the cornerstones of a successful Year 2000 conversion.

      The first step of the GIA phase is the inventory analysis. During this step the source code of the client's applications systems--including JCL/ECL, source library, copybook, file definitions, macros, etc.--are gathered for detailed analysis. The primary functions of the inventory analysis are designed to validate the completeness of the source code and to define the domain of the conversion project. CSI uses its proprietary tool, VISION 2000SM Baseline Inventory Control (BIC) to accomplish these functions. BIC is a robust, mature, menu-driven, Windows 95-based software tool that is designed to parse source code into component objects and identify all data-flow and control-flow relationships among systems, subsystems and program modules. BIC is designed to identify missing or overlapping source modules to be reported and addressed with the client. BIC also generates statistical reports, reference reports and application analysis reports. In addition, the results from its complexity analysis will become one of the input parameters to VISION 2000SM Strategic Planner (described below) for schedule and resource planning.

      The second step of the GIA phase is the Year 2000 date impact analysis. VISION 2000SM utilizes three levels of naming patterns to identify potential date data. It uses CSI's extensive library of generic name patterns at the enterprise level; a project development naming standard (if available) at each application; and any unique program specific naming conventions at the program-module level. During the data gathering and candidate field confirmation processes, CSI collects information about the physical characteristics and semantic attributes of each primary date candidate. These candidates become the initial seed from which the VISION 2000SM proprietary algorithm performs global data-flow analysis and computes equivalent classes of date-related objects. Data-flow analysis is performed at both the program module level, which identifies all date field data flow propagations, and at the global level, which identifies all date field usages in subroutine parameters or global common data objects (e.g., fields, databases). The evaluation of the data flow analysis is crucial since during the conversion phase a conversion rule is assigned and executed to affect changes while at the same time maintaining semantic integrity of the source code. The VISION 2000SM Date Analyzer is designed to target the identification of date and date-related data from the collection of seeds and produces reports that detail date-impacted information, including the number of date candidates, date-related occurrences and the density of date-related occurrences within each programming unit.

      The third step of the GIA phase is the development of the strategic plan to achieve Year 2000 compliance. This includes a series of assessments that provide conversion alternatives, comprehensive test criteria and recommendations for each critical decision point. CSI documents each strategic decision made by the client in a comprehensive strategic plan. During strategic planning, a date conversion strategy (e.g., expansion, compression or windowing) must be selected for each subsystem and each major file or database. Decisions must also be made concerning the conversion of active and archive files and databases, including when the conversion will take place. Next, a test strategy must be selected. Testing can only uncover errors but cannot certify the application is error free. Therefore, a test strategy must be selected to maximize the end user's confidence in the expected success of the conversion, demonstrate conversion quality and balance the cost of the testing procedure versus the risk of performing a testing procedure which is not broad enough.

      All the information gathered during these three steps of the GIA is entered into the VISION 2000SM Strategic Planner to produce a project implementation plan. This plan details the schedule, resource requirements, conversion processes, testing processes, responsibilities and costs to execute the Year 2000 implementation plan.

VISION 2000SM--CONVERSION AND IMPLEMENTATION

      The Company believes that its VISION 2000SM conversion and implementation process is an integrated combination of effective, secure and efficient automated software tools and methodologies working in concert and designed to produce consistent, high quality conversion results. The VISION 2000SM Y2K Converter was designed and developed specifically for Year 2000 conversion tasks. The VISION 2000SM Y2K Converter is a rule-based toolset that runs on Windows 95 workstations networked to an NT server. It is designed to convert numerous platforms of COBOL (IBM, UNISYS, DEC, HP, WANG, etc.) and PL/1 source code. The Y2K Converter operates in two modes of conversion: global mode and interactive mode. During global mode conversion, all source components which directly or indirectly reference a common global date object are modified in unison. The interactive mode is used when human intervention is required. In the interactive mode, a programmer browses the color-coded source code and follows the recommendation provided by the Y2K Converter. Through the use of function keys, the programmer executes the changes, minimizing or eliminating the potential for human error in keyboarding. Whenever a line of source code is modified, VISION 2000SM automatically duplicates the original source line, marks the original as a comment, and modifies the duplicated line. At the same time, it "audit stamps" the new line with information indicating who performed the change, what rules were followed, and when the change was executed.

      After conversion, the next step is to verify that the converted application behaves correctly through a series of tests. CSI's testing methodology and philosophy is to employ, to the maximum extent possible, the test tools, test cases, and testers already used by the client. CSI test staff and the client's test personnel together perform the following tests:

      Regression Test: This test is designed to ascertain whether all functions of the applications work in the intended manner after the conversion.

      Future Date Test: This test is designed to detect potential errors that may exist when the date format is changed to a four-digit format. This is similar to the regression test except that the test data are conditioned to occur in the future.

      Century Cross Over Date Test: This test is designed to compare transactions and records that occur at the end of 1999 and cross over into 2000.

      Integration Test: This test is designed to uncover any error that is not apparent in each individual component.

      Before  the  successfully   tested   application  is  placed  back  into
production, CSI uses its bridge generator to create temporary or permanent bridges to the client's application. Bridges are required to provide a transparent and consistent data view of the modified date fields to the converted application, as well as to any yet-to-be converted portion of the application software.

      VISION 2000SM Baseline Inventory Control is designed to define the scope of a Year 2000 project. VISION 2000SM Date Analyzer attempts to identify every occurrence of date and date-related objects within an application system. VISION 2000SM Date Converter works to apply consistent, rule-based conversion that minimizes commission errors. The VISION 2000SM solution is designed to produce quality output and thus reduce the testing effort.

MARKETING

      The Company has initiated a multi-faceted marketing plan to ensure the market place is aware and knowledgeable of the Company's millennium services.

      INTERNET. The Company maintains a site on the Worldwide Web and is also listed on the Year 2000 Home Page, which automatically links back to the Company's web site. Potential clients seeking Year 2000 compliance support can access the Year 2000 Home Page and obtain information on the Company's millennium services, VISION 2000SM, and will be automatically linked to the Company's web site to obtain more detailed information on VISION 2000SM.

      TRADE SHOWS. CSI has co-sponsored Year 2000 conferences and expositions in concert with the Software Productivity Group in London, Toronto, New York City, Chicago, San Francisco, and Boston. These Year 2000 conferences have historically been sold out with attendees numbering in excess of 500. CSI also participated at the UNISYS Users Meeting in April and October 1997. CSI has found that participating in Year 2000 trade shows provides a vehicle to reach a large number of potential clients in a short period of time.

      MARKETING COMMUNICATIONS. The Company has contract with Michael Baybak and Company, Inc., a public relations and consulting company to enhance media recognition of CSI's millennium services, technology and expertise. The Company believes the positive name recognition of CSI with Year 2000 compliance will further enhance its opportunities in the marketplace.

      JOINT MARKETING. The Company will seek joint marketing opportunities with its alliance partners. To date, CSI has entered into non-exclusive teaming arrangements with EDS Federal, Hewlett Packard, Hitachi Data Systems, and First Technology Systems. Additionally, CSI has entered in exclusive arrangements with POV, an European company that specializes in analysis and remediation of "IDEAL" code. The Company believes that the marketing resources of its alliance partners will add to the exposure and credibility of the Company's VISION 2000SM solution.

SALES

      Recognizing that the window for contacting and winning clients for Year 2000 services is small and closing with each passing day, the Company has initiated a very aggressive and multi-faceted sales campaign. Highlights of the Company's sales campaign are listed below:

      DIRECT MARKETING. CSI implemented a mail-out campaign to over 300 financial institutions that was followed by telephone contacts to determine interest and potential buyers of millennium services.

      DIRECT SALES. The Company uses a telemarketing approach that cold calls select markets, i.e., financial institutions, communications companies, UNISYS users, PL1 systems users, etc., to introduce CSI's millennium services and arranges a technical briefing for the potential client. The Company's senior sales and technical personnel conduct the technical briefing. This approach is designed to maximize the use of CSI's employees and shorten the sales cycle by responding to all the client's technical issues and concerns at the technical briefing.

      INDEPENDENT SALES REPRESENTATIVES. The Company has recruited independent sales representatives to sell CSI's VISION 2000SM solution. These sales representatives operate on a sale-of-opportunity basis, utilizing their existing industry contacts, and are only compensated on successful sales on a percentage commission basis. These sales representatives pay their own expenses. The Company also employs sales representative who earn a salary plus a percentage commission.

      TEAMING ARRANGEMENTS. CSI has entered into teaming arrangements with major prime contractors who are addressing the Year 2000 problem or have a client base in the market segment. These companies bring a substantial client base, a national or international distribution system and provide credibility that CSI could not match by itself. At the present time, CSI has established non-exclusive teaming arrangements with EDS Federal, Hewlett Packard, Hitachi Data Systems and First Technology Solutions. Although the Company has not yet received any clients through its teaming arrangements, the Company believes that as the Year 2000 approaches, parties with teaming arrangements with the Company will receive demand from their client base for Year 2000 compliance support and may call on CSI to provide these services.

CLIENTS

      CSI has successfully performed Year 2000 assessment and conversion pilots and projects for several large companies. In 1997, CSI entered into six Year 2000 conversion services contracts with clients that included Lehman Brothers Inc., Washington Gas Light Company, The Bessemer Group, Incorporated, Wisconsin Power & Light Company, a financial services company and a Fortune 100 company. Three of these customers individually accounted for more than 10% of the Company's revenues for 1997, but no single existing customer accounted for more than 25% of revenues for the year ended December 31, 1997. CSI has also submitted proposals as of the year end 1997 to provide its millennium and other software re-engineering services to over 20 other companies in telecommunications, financial services, utilities, health care, retail, manufacturing and related industries in addition to state and federal government agencies. All of these proposals are currently pending.

COMPETITION

      The market for millennium services is highly competitive and will become increasingly competitive as the Year 2000 approaches. A number of companies engaged in millennium services are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. The Company classifies its existing competitors addressing the Year 2000 problem into three categories: (1) Product Vendors;
(2) Full Service Providers; and (3) Consultants.

      PRODUCT VENDORS. Companies that have been providing legacy system support through software tools have made modifications and enhancements to their existing tools to support Year 2000 services. The majority of the available tools utilized by product vendors support legacy code analysis for applications written in COBOL. The Company believes that product vendors will continue to proliferate and will offer piece-meal solutions to the Year 2000 problem. Most product vendors will likely concentrate in the assessment of COBOL based systems and will likely attempt to form strategic alliances with full service providers and consultants since the majority of clients will look to outsource the Year 2000 solution. It is also possible that repair product vendors may even attempt to become full service providers by acquiring proven program managers and low cost converters. Product vendors that are currently providing legacy system support for the Year 2000 problem include: ADPAC Corp., Alydaar Software Corp., ISOGON, Mainware Inc., Quintic Systems, Inc., SEEC, Inc., Trans Century Data Systems, and Viasoft, Inc.

      FULL SERVICE PROVIDERS. Major companies providing information technology professional services to their clients, especially data center related services (such as programmers and software development), are developing tools to provide analysis and conversion support to their clients with Year 2000 problems. Although there are a limited number of full service providers, their Year 2000 services afford them an opportunity to penetrate new accounts and leverage other products and services. The Company believes that several full service providers have acquired off-shore support to lower their cost. The Company also believes that existing clients of full service providers will seek assistance from the established full service provider relationship to resolve their Year 2000 problems. The Company believes that full service providers will remain limited in number and some will form strategic alliances with product vendors if the tools offered by product vendors are perceived to be superior in terms of quality and cost to those developed in-house by the full service providers. Examples of full service providers are: Cap Gemini America, Computer Horizons, EDS, IBM ISSC, IBS Conversions, Inc., and Information Management Resources, Inc.

      CONSULTANTS. The Company believes that most companies providing information technology (IT) consulting to their clients will expand their services to include Year 2000 support. However, the Company believes that most of the efforts of IT consultants to date have been focused on the up-front segment of the solution, i.e., assisting clients in determining the size and scope of their Year 2000 problem and developing a fixed strategy to resolve the Year 2000 problem in concert with their client's long term IT plans. The Company seeks to establish relationships with IT consultants and thereby work cooperatively with consultants to resolve their clients' Year 2000 problems utilizing the Company's services. The Company believes that consultants will continue to leverage existing high level client relationships into a Year 2000 business. However, the Company also believes that consultants will typically seek to form strategic alliances with product vendors. Examples of consultants are Deloitte Touche and James Martin & Co.

INTELLECTUAL PROPERTY

      The Company's intellectual property primarily consists of the methodologies developed for use in its millennium services and ownership or exclusive rights to the use of its software tool suite known as the VISION 2000SM solution. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws and contractual restrictions to establish and protect its ownership of its proprietary methodologies and exclusive rights to use its software tool suite. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales agents, and clients. Further, the Company performs all of its conversion procedures within its controlled office environments, thereby minimizing the potential for any third-party to copy or replicate its software tools and VISION 2000SM solution. Despite these precautions, it nevertheless may be possible for an unauthorized third party to replicate the Company's methodologies or to obtain and use information that the Company regards as proprietary.

      As the number of competitors providing millennium services similar to those offered by the Company increases, it is more likely that substantially similar tools and methodologies will be used in providing such services. Although the Company's software products and services have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the
Company would prevail in such litigation or be able to obtain a license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against the Company could therefore materially adversely affect the Company's business, operating results, and financial condition.

PERSONNEL

      As of December 31, 1997, the Company had 38 full-time employees including 6 persons in Sales, 25 persons in Operations/Engineering and 7 persons in Management and Administration. The Company also employs temporary employees and consultants.

ITEM 2.  PROPERTIES.

      The  Company's  corporate  headquarters  are  located  at 20251  Century
Boulevard in Germantown, Maryland, outside Washington, D.C. The Company currently occupies approximately 13,000 square feet through a sublease that expires September 30, 2000. The Company's annual rent for 1997 was $132,912, and is subject to annual upward adjustment. The Company also pays its pro rata share of increases to real estate taxes and operating expenses for the property. The Company anticipates expanding its current facilities to accommodate the expected continued growth of the Company. The Company believes that it can obtain the additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not involved in any material legal proceedings except possible as described below. On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicicial District Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Oryx Gold Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferablilty of shares of the Company's common stock that had been issued by the Company in payment oflegal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

      (A). On December 7, 1997, an Annual Meeting of Stockholders was held to elect directors until the next annual meeting of stockholders, to approve the Company's 1997 Stock Incentive Plan, and to approve and adopt an Agreement and plan of Merger, dated as of June 10, 1997 between Old ZMAX and New ZMAX Corporation, whereby the Company changed its state of incorporation from Nevada to Delaware and reduced its indebtedness through the conversion of $5.5 million of outstanding debentures into shares of Company Common Stock and warrants to purchase additional shares of Company Common Stock.

      (B). The following Directors were nominated and elected at such Annual Meeting of Stockholders:

                         Name                       Age
                         ----                       ---
                 Michael Berty ..............       58
                 Michael C. Higgins .........       53
                 G.W. Norman Wareham ........       44
                 Steve L. Komar .............       56
                 Robert H. Miller ...........       44
                 Ted Fine ...................       60

      (C). On December 7, 1997 the following events were approved: (i) The aforementioned director's were elected to serve until the next annual meeting,
(ii) The 1997 Stock Incentive Plan was approved, (iii) and The Merger of Old ZMAX and New ZMAX was approved. The following votes for the director's were 6,951,154 votes for, 2,343 votes against, and o abstained. The following votes for the 1997 Stock Incentive Plan were 6,064,856 votes for, 14,118 votes against, and 17,603 abstained. The following votes for the Merger were 6,079,019 votes for, 3,083 votes against, and 14,475 abstained.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth information regarding the Company's current executive officers:

                                                  Office With                         Appointed
    Name                             Age          the Company                         to Office
    ----                             ---          -----------                         ---------
Michael C. Higgins, CEO              53           President, Chief Executive          1996
                                                  Officer and Director

G.W.Norman Wareham                   44           Vice President, Chief,              1996
                                                  Financial Officer,
                                                  Secretary and Treasurer

James T. McCubbin                    34           Vice President,                     1998
                                                  Assistant Secretary and
                                                  Assistant Treasurer

      MICHAEL C. HIGGINS has served as a Director and the President and Chief Executive Officer of the Company since its merger with Old ZMAX in December 1997. Prior to that time, Mr. Higgins served as a Director and the President of Old ZMAX from December 1996 to December 1997. Mr. Higgins also serves as a director and the President of CSI, a subsidiary of the Company. Mr. Higgins co-founded CSI in December 1995. Prior to founding CSI, from 1993 to 1996 Mr. Higgins was a Vice President of Integrated Microcomputer Systems Inc., a software reengineering company that developed the VISION 2000SM proprietary software tools used by the Company. From 1991 to 1993, Mr. Higgins was Vice President of Anstec Inc., an information technology technical services company in Fairfax, Virginia. Mr. Higgins served from 1986 to 1991, as a director of Martin Marietta Corp.'s Information Services unit that specializes in providing information systems services to the U.S. federal government. From 1970 to 1986, Mr. Higgins served in various executive positions at AT&T including Division Sales Manager and Division Engineering Manager. Mr. Higgins earned an MBA from Xavier University and a B.S. Degree in Engineering from the United States Military Academy at West Point.

      G.W. NORMAN WAREHAM has served as a Director and the Vice President and Chief Financial Officer of the Company since its merger with Old ZMAX in December 1997. Prior to that time, Mr. Wareham served as a director and the Vice President and Chief Financial Officer of Old ZMAX from September 1996 to December 1997. Prior to joining Old ZMAX, from 1994 to April 1995 Mr. Wareham served as the President of Global Financial Corporation, a Turks and Caicos investment company. Mr. Wareham currently serves as a director and officer of Intercap Resources Management Corp., an oil and gas exploration and development company traded on the Vancouver Stock Exchange and Cybernet Internet Services International Inc., a start up Internet services company. In addition, Mr. Wareham is the President of Wareham Management Ltd. which provides management consulting and accounting services to Canadian and American public companies, including the Company. Mr. Wareham is a certified general accountant and has been engaged in public practice accounting for over twenty years.

      JAMES T. MCCUBBIN was appointed Vice President, Assistant Secretary and Assistant Treasurer of ZMAX Corporation in Febuary 1998. Mr. McCubbin is also Vice President - Chief Financial Officer, Secretary and Treasurer of CSI, a subsidiary of the Company. He has been employed by CSI since February 1997 and prior to that Mr. McCubbin was a consultant to CSI from December 1995 to February 1997. From 1991 until February 1997, Mr. McCubbin was a financial consultant for Marmac Investments, a venture capital and investment organization. Mr. McCubbin holds a M.S. in International Management and a B.S. in Finance from the University of Maryland.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

      The Company's Common Stock has been quoted on the NASD OTC Bulletin Board under the symbol "ZMAX" since August 20, 1996, and under the trading symbols of "MEDO" and "ORYX" before that date. The stock prices listed below, which have been adjusted for a 1 for 80 reverse stock split of the Company's Common Stock as of August 27, 1996, represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

         1997               HIGH                LOW
   -------------------------------------------------------
   First Quarter          $ 20.00             $ 10.00
   Second Quarter           17.25               12.12
   Third Quarter            15.50               12.25
   Fourth Quarter           14.56                6.12

         1996               HIGH                LOW
   -------------------------------------------------------
   First Quarter          $  3.99              $  .80
   Second Quarter            4.00                1.60
   Third Quarter             6.75                1.25
   Fourth Quarter           16.25                5.00

      As of March 26,  1998  there  were 110  holders  of record of the Common
Stock.

DIVIDEND POLICY

      The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. ZMAX plans to retain earnings for use in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on ZMAX's results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

      The tables below presents selected historical financial data of ZMAX. The ZMAX historical data for the years ended December 31, 1997 and 1996, and for the period from December 13, 1995 (Date of Inception) to December 31, are based on the historical financial statements of ZMAX Corporation as audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere herein. On November 6, 1996, ZMAX, a shell company listed on the NASD OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995 to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquiror (a reverse acquisition). The historical financial statements prior the November 6, 1996 are those of CSI. The accompanying selected financial data include all of the accounts of CSI and the accounts of ZMAX for the period from the acquisition on November 6, 1996, through December 31, 1997.

                                                                                For the Period
                                                                               from December 13,
                                                                                1995 (Date of
                                                                                Inception) to
                                         For the Year Ended December 31,          December 31,
                                        ---------------------------------      ---------------
                                              1997               1996               1995
                                        ---------------    ---------------     ---------------
STATEMENT OF OPERATIONS DATA:
Revenues                                $    1,425,360     $            -      $            -
Cost of revenues                               667,098                  -                   -
Selling and marketing                        1,110,655            228,803                   -
General and administrative                   4,148,421          1,069,681                   -
Amortization and
     Depreciation                            1,008,864            193,533                   -

                                        ---------------    ---------------     ---------------
           Loss from operations             (5,509,678)        (1,492,017)                  -
                                        ---------------    ---------------     ---------------

Other income (expense):
Interest income                                137,814             14,248                   -
Interest expense                            (1,366,479)        (7,125,386)                  -
Other                                       (7,468,356)        (2,903,600)                  -
Income tax benefit                                   -                  -                   -
                                        ---------------    ---------------     ---------------
           Net loss                     $  (14,206,699)    $  (11,506,755)                  -
                                        ===============    ===============     ===============

          Net loss per share            $        (2.58)    $       (13.45)     $            -
                                        ===============    ===============     ===============

          Weighted average number
                 of common stock
                 shares outstanding          5,502,668            855,712
                                        ===============    ===============     ===============


                                                            December 31,
                                        ------------------------------------------------------
                                              1997               1996               1995
                                        ---------------    ---------------     ---------------
BALANCE SHEET DATA:
Cash and cash equivalents                   $6,405,084         4,842,169                          -
Working capital (deficit)                    5,262,151         2,725,534                  (110,000)
Total assets                                11,870,077         8,592,042                    110,000
Total liabilities                            2,291,697         8,172,254                    110,000
Accumulated Deficit                        (25,713,454)      (11,506,755)
Total stockholders' equity                   9,578,380           419,788                          -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

PRELIMINARY NOTES REGARDING FORWARD LOOKING STATEMENTS

      The information set forth below includes forward-looking statements. Factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      On November 6, 1996, ZMAX, a shell company with its common stock listed on the OTC Bulletin Board, acquired all of the outstanding stock of CSI. Prior to that transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995. For financial reporting purposes, the acquisition by ZMAX of CSI has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996 are those of CSI.

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

      In view of the development costs relating to CSI's millennium services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as CSI increases its workforce in order to meet future demand for its millennium services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of CSI's revenues are expected to be derived from a relatively small number of large-scale, comprehensive millennium conversion projects Consequently, CSI's revenues and operating results are expected to be subject to substantial variations in any given year and from quarter to quarter.

      The Company believes some demand for CSI's millennium services may continue to exist for some time after the Year 2000, although this demand will diminish significantly over time and will eventually disappear. However, the Company's proprietary computer software tools may be used in conversion projects unrelated to Year 2000 compliance. The Company plans to pursue businesses and business opportunities unrelated to the millennium problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment. However, there can be no assurance that the Company will be able to successfully expand its business beyond the millennium conversion market. The failure to diversify and develop additional products and services could materially and adversely affect the Company's business, operating results and financial condition

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. Amortization and depreciation expenses relate to property and equipment and intangible assets. As a result of its plan to expand its operations and to offer a wider range of information services, the Company expects these costs to increase.

      Margins for the Company's millennium services business will depend upon volume of service because a significant portion of the Company's cost structure is fixed. Most of the Company's millennium conversion projects are expected to be priced on a fixed fee basis. Therefore, the profitability of an individual project will depend upon completing the project within the estimated number of staff hours and within the agreed upon time frame.

RECENT DEVELOPMENTS

      CONVERSION OF $2.1 MILLION OF CONVERTIBLE NOTES. From September 1996 to November 1996, the Company issued a total of $2.1 million in convertible notes to six non-U.S. accredited investors and financial institutions. The notes were due in January and March of 1997 and were convertible, at the option of the holder, into a total of 1,600,000 shares of Company Common Stock. All holders of the convertible notes notified the Company of the exercise of their conversion rights in early 1997, prior to the due dates of the notes. In March 1997, the Board of Directors of the Company approved the conversion and, in April 1997, all $2.1 million of convertible notes were converted into aggregate of 1,600,000 shares of Company Common Stock (the "Note Conversions").

      ISSUANCE OF FINDERS FEE SHARES. In connection with the CSI transaction and related financing, ZMAX agreed to issue 320,000 shares of Company Common Stock to Shafiq Nazerali as a fee for his services. At the direction of Mr. Nazerali, these shares were issued to Valorinvest Ltd. in April 1997. ZMAX also agreed to grant 350,000 shares of Company Common Stock to the original finder of the CSI transaction for $0.30 per share in order to acquire such finder's rights to the transaction. These shares were issued and the consideration received in May 1997.

      CONVERSION OF FISERV DEBT. As part of the CSI recapitalization, the Company acquired the interest of Fiserv, Inc. in the Fiserv Century Services Joint Venture in exchange for, among other consideration, ZMAX's promissory note for $385,000. This promissory note was converted by Fiserv, Inc. in May 1997 into 32,077 shares of Company Common Stock.

      ACQUISITION OF COCACT SOFTWARE. On April 30, 1997, ZMAX entered into an agreement with Taiwan's Institute for Information Industry to purchase all rights, title and interest to the Change of Century Analysis and Conversion Tool (COCACT) software program, an integral part of CSI's VISION 2000SM solution. Conditions of the purchase agreement included a three month software development and enhancement project to bring COCACT to the required level of performance. The purchase price for the COCACT software was $1.1 million in cash plus 150,000 shares of Company Common Stock issuable upon completion and testing of certain COCACT enhancements performed by the seller. The first installment of the purchase price in the amount of $250,000 was paid in May 1997. The enhancements were completed and accepted by CSI in August 1997 and the 150,000 shares were issued to the seller in September 1997. The balance of the purchase price will be paid in equal installments on January 1, 1998 and May 1, 1998.

      MERGER AND EXCHANGE OFFER. In November 1997, ZMAX merged (the "Merger") with and into New ZMAX Corporation, a Delaware corporation ("New ZMAX"), pursuant to an Agreement and Plan of Merger between ZMAX and New ZMAX (the "Merger Agreement"). The purpose of the Merger was to change the state of incorporation of the Company from Nevada to Delaware and cause the conversion of its then outstanding 8% Convertible Exchangeable Subordinated Debentures (the "Debentures") into shares of Company Common Stock and warrants to purchase additional shares of Company Common Stock as described in further detail below. At the time the Merger became effective (the "Effective Time"), each outstanding share of common stock, $0.001 par value, of ZMAX was converted into one share of common stock, $0.001 par value, of New ZMAX. New ZMAX was the surviving corporation in the Merger, and CSI is thereby a wholly owned subsidiary of New ZMAX. At the effective time of the Merger, the name of New ZMAX was changed to "ZMAX Corporation" pursuant to the Merger Agreement.

      In November 1997, the Company offered (the "Exchange Offer") to exchange all, but not less than all, of the Debentures under the terms and conditions described below. The Exchange Offer was accepted by all the Debenture holders, and each Debenture holder received 220 shares of Company Common Stock and a warrant to purchase an additional 220 shares of Company Common Stock (the "Warrant Shares") per $1,000 principal amount of Debentures exchanged. In December 1997, all $5.5 million in Debentures outstanding were exchanged for 1,210,000 shares of Company Common Stock and warrants to purchase a total of 1,210,000 shares of Company Common Stock. Any accrued but unpaid interest from June 1, 1997, to the date of the exchange was waived by the Debenture holders.

      Because the securities issued pursuant to the terms of the Exchange Offer included securities in excess of the securities issuable pursuant to the original conversion terms of the Debentures, the Company recognized $7,370,000 which has been recorded as other expense at the time of the exchange. The expense recognized equaled the fair value of the incremental number of shares of Company Common Stock issued in the exchange in excess of the number of shares issuable upon conversion of the Debentures in accordance with their terms plus the fair value of the warrants issued in the exchange.

      Concurrent with the Exchange Offer, warrants to purchase 1,069,200 shares of Company Common Stock were exercised by the holders thereof for $7,484,000 in proceeds to the Company. Warrants to purchase 140,800 shares of

Company Common Stock remain outstanding as of December 31, 1997.

      Costs of $1,261,606 were incurred in completing the Exchange Offer. These amounts have been reflected as a reduction to additional paid-in capital in order to offset the proceeds of $7,484,400 related to the exercise of warrants and the exchange of the Debentures into common stock.

RESULTS OF OPERATIONS

      Prior to the CSI transaction, ZMAX was a development stage company whose purpose was to obtain capital and to seek out, investigate, and acquire interests in products, properties and business that may have had a potential for profit. From the date of its inception (April 24, 1986) through December 31, 1995, ZMAX incurred a cumulative loss of $1.7 million. As of December 31, 1995, ZMAX had no assets and $1.4 million of liabilities.

      For financial reporting purposes, the CSI transaction was treated as a recapitalization of CSI with CSI as the acquiror (a reverse acquisition). The historical financial statements including the results of operations prior to November 6, 1996 are those of CSI.

      CSI was formed on December 13, 1995. Its 1995 activities were limited to acquiring the rights to two of its software tools. In 1996, the Company incurred a loss of $11.5 million, or $13.45 per share. No revenues were generated during this period. Included in the loss were several significant non-cash charges including approximately $2.9 million of expense related to the ZMAX-CSI transaction, approximately $7.0 million in interest charges related to the amortization of the discount on the Company's convertible debt that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the convertible debt, approximately $380,000 in amortization of intangibles and deferred financing costs, and approximately $300,000 in non-employee stock compensation expense. The remaining expenses are primarily attributable to the salaries and benefits paid to the Company's technical, marketing and
administrative   personnel  along  with  other  marketing  and  administrative expenses.

      Results for the year ended December 31, 1997, were a loss of $14.2 million, or $2.58 per share. The loss was primarily related to the further re-capitalization of ZMAX and the development of operations and infrastructure by CSI. Included in the loss were several significant non-cash charges including approximately $7.4 million in other charges related to the exchange of the Debentures, approximately $590,000 in interest charges were recorded related to the amortization of the discount on the Company's $2.1 million Convertible Notes that resulted from an allocation of the proceeds of the debt to additional paid-in capital to reflect the beneficial conversion feature on the debt, approximately $1.5 million in amortization of intangibles and deferred financing costs was recorded, and approximately $547,000 in non-employee stock compensation was charged to expense. The Company also recognized a loss of approximately $101,000 upon the conversion of a promissory note into shares of Company Common Stock. The remaining loss reflects the costs related to the increased operations of CSI and fees and expenses associated with the preparation of documents in connection with the CSI transaction, the Note Conversions and the transactions contemplated thereby. During the year ended December 31, 1997, the Company recognized revenues totaling $1,425,360, related to the continued growth in projects that the Company has been awarded. Direct expenses related to the revenues totaled $667,098.

LIQUIDITY AND CAPITAL RESOURCES

      Current assets at December 31, 1997, totaled approximately $7.6 million, an increase of approximately $2.7 million from December 31, 1996, attributable primarily to an increase in cash from the completion of the Exchange Offer. Current liabilities at December 31, 1997, totaled approximately $2.3 million, an increase of $1,473,000 from December 31, 1996, including a customer deposit of approximately 1.0 million.

      Prior to the CSI transaction, ZMAX sold 2,800,000 shares of its common stock for $0.30 per share, or $840,000 in the aggregate, issued $1.5 million of convertible notes for cash and issued $480,000 of convertible notes as satisfaction for certain liabilities. The proceeds from such transactions were used to satisfy certain liabilities of ZMAX. Subsequent to the CSI transaction, the Company issued an additional $120,000 in convertible notes for cash. In early 1997, the holders of the convertible notes exercised their conversion rights and the $2.1 million in aggregate Convertible Notes were converted into a total of 1,600,000 shares of Company Common Stock. In December 1996, the Company issued $5.5 million in Debentures for cash. In December 1997, the Company exchanged the $5.5 million in Debentures for equity in the Exchange Offer and raised an additional $7.5 million in cash from the exercise of warrants attached to the conversion of such Debentures. As of December 31, 1997 and 1996, the Company had approximately $6.4 million and $4.8 million in cash and cash equivalents, respectively, and $2.7 million and $5.3 million of working capital, respectively. The change in cash and working capital were primarily the result of the net proceeds of the Exchange Offer of $6.2 million offset by cash used in operations of $3.8 million and the purchase of software for $0.7 million.

      The nature of the information technology industry, combined with the rapidly growing demand for Year 2000 services worldwide, makes it difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that existing cash and cash generated from operations will be adequate to finance continuing operations, investments in property and equipment, and expenditures for the development of additional software improvements in the Company's VISION 2000SM software toolset.

      Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources of cash. Additionally, a major expansion , such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The Company is not subject the requirement to file selected quarterly financial data under item 302 of Regular S-K.

      The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below.


ITEM 9. CHANGES IN AND DISAGREEMNENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Pursuant to General Instructions G(3) of Form 10-K, the information called for by this Item regarding director's is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

      Pursuant to General Instruction G(3) of form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT.

      Pursuant to General Instruction G(3) of form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to General Instruction G(3) of form 10-K, the information called for by this item hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

   EXHIBIT AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

               Exhibit 27 - Financial Data Schedule

   (b)    REPORTS ON FORM 8-K

               None

 Exhibit
   No.                                Description
 -------                              -----------

 2.1        Stock  Purchase  Agreement  among  ZMAX  Corporation,  Michael  C.
            Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

 2.2 Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1997. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

 3.1 Amended and Restated Certificate of Incorporation of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

 3.2 Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

 4.1        Form of  Warrant to  Purchase  Common  Stock of ZMAX  Corporation.
            (Incorporated   herein  by   reference   to  Exhibit  4.2  to  the
            Registrant's   Registration   Statement  on  Form  S-4  (File  No.
            333-29833).)

10.1 ZMAX Corporation 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2 Form of ZMAX Corporation 1997 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3        ZMAX  Corporation  1997  Directors   Formula  Stock  Option  Plan.
            (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4 Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5        Employment Agreement between Century Services, Inc. and Michael C.
            Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

*  Management contract of compensatory plan.

10.6 First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1997. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7 Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1997. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8        Separation Agreement between Century Services, Inc. and Michael S.
            Cannon, dated April 22, 1997. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9 Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1997. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10 Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1997. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11 Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1997. (Incorporated herein by reference to Exhibit
            10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.12 Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.13 ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.14 Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)


*  Management contract of compensatory plan.

10.15 Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16 Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997. (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.17 Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997, as amended. (Incorporated herein by reference to Exhibit
            10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.18 Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1997. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.19 Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1997. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.20 Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1997. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

21          Subsidiaries of ZMAX Corporation

23          Consent of Arthur Andersen LLP

27          Financial Data Schedule

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ZMAX Corporation

Date:  March 30, 1998                            /s/MICHAEL C. HIGGINS
                                                 -----------------------------
                                                 Michael C. Higgins
                                                 President

                                                 /s/G.W. NORMAN WAREHAM
                                                 -----------------------------
                                                 G.W. Norman Wareham
                                                 Vice President -
                                                   Principal Financial Officer

                                                 /s/JAMES T. MCCUBBIN
                                                 -----------------------------
                                                 James T. McCubbin
                                                 Vice President -
                                                   Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 1998                           /s/MICHEL BERTY
                                                 -----------------------------
                                                 Michel Berty
                                                 Director and Chairman of the
                                                   Board

Dated:  March 30, 1998                           /s/MICHAEL C. HIGGINS
                                                 -----------------------------
                                                 Michael C. Higgins
                                                 Director,  President and Chief
                                                   Executive Officer

Dated:  March 30, 1998                           /s/G.W. NORMAN WAREHAM
                                                 -----------------------------
                                                 G.W. Norman Wareham
                                                 Director, Vice President -
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer

Dated:  March 30, 1998                           /s/STEVE L. KOMAR
                                                 -----------------------------
                                                 Steve L. Komar
                                                 Director

Dated:  March 30, 1998                           /s/EDWARD YOURDON
                                                 -----------------------------
                                                 Edward Yourdon
                                                 Director

Dated:  March 30, 1998                           /s/TED FINE
                                                 -----------------------------
                                                 Ted Fine
                                                 Director

                         INDEX TO FINANCIAL STATEMENTS

Report of Arthur Andersen LLP, Independent Public Accountants              F-1

Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                                F-2

Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996, and for the period from
   December 13, 1995 (Date of Inception) to December 31,
   1995                                                                    F-4

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1997 and 1996, and for
   the period from December 13, 1995 (Date of Inception) to
   December 31, 1995                                                       F-5

Consolidated Statements of Cash Flow for the years Ended
   December 31, 1997 and 1996, and for the period from
   December 13, 1995 (Date of Inception) to December 31,
   1995                                                                    F-6

Notes to Consolidated Financial Statements                                 F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ZMAX Corporation:

      We have audited the accompanying consolidated balance sheets of ZMAX Corporation (a Delaware corporation) and its subsidiary as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period from December 13, 1995 (Date of Inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZMAX Corporation and its subsidiary, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from December 13, 1995 (Date of Inception) to December 31, 1995, in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP

Washington, D.C.
March 27, 1998

                        ZMAX CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                       ----------------------
                                                         1997          1996
                                                       ----------------------
                                ASSETS:
CURRENT ASSETS:
        Cash and cash equivalents                     $ 6,405,084      $ 4,842,169

        Accounts receivable                             1,067,258                -

        Prepaid expenses and other assets                  81,506           27,762
                                                      ------------     ------------
                Total current assets                    7,553,848        4,869,931
                                                      ------------     ------------
        Property, plant and equipment, net                277,981           20,871
        Intangible assets, net                          4,033,265        2,274,406
        Deferred financing costs, net                           -        1,426,834
        Other assets                                        4,983                -
                                                      ------------     ------------
                Total assets                          $11,870,077      $ 8,592,042


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

                        ZMAX CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ----------------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable and accrued expenses              826,117          370,175

        Customer deposits                                  926,039                -

        Convertible notes                                        -        1,508,892

        Current portion of long-term debt                  539,541          265,330
                                                      -------------    -------------

                Total current liabilities                2,291,697        2,144,397
                                                      -------------    -------------


        Convertible exchangeable subordinated
          debentures                                             -        5,500,000

        Long-term debt, net of current portion                   -          527,857
        Deferred income taxes                                    -                -
                                                      -------------    -------------

                Total liabilities                        2,291,697        8,172,254
                                                      -------------    -------------


Commitments and contingencies (Notes 5, 9, 10 and 11)
Stockholders' equity:

        Preferred stock, $0.001 par value,
          10,000,000 shares authorized, none
          issued and outstanding                                 -                -


        Common stock, $0.001 par value, 50,000,000
          shares authorized, 11,729,714 and
          7,000,079 shares issued and outstanding
          as of December 31, 1997 and 1996,
          respectively, 479,801 and 775,808 shares
          subject to cancellation agreements as of
          December 31, 1997, and 1996,
          respectively (Note 8)                             11,729            7,000

          Additional paid-in capital                    35,280,105        6,724,964

        Issuable common stock, 904,365 shares as
          of December 31, 1996 (Note 3)                          -        5,299,579

        Receivable for stock subscription (Note 3)               -         (105,000)
        Accumulated deficit                            (25,713,454)     (11,506,755)
                                                      -------------    -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Period
                                                                               from December 13,
                                                                                1995 (Date of
                                                                                Inception) to
                                         For the Year Ended December 31,          December 31,
                                        ---------------------------------      ---------------
                                              1997               1996               1995
                                        ---------------    ---------------     ---------------
Revenues                                $    1,425,360      $           -      $            -

Operating Expenses:
        Cost of revenues                       667,098                  -                   -
        Sales and marketing                  1,110,655            228,803                   -
        General and administrative           4,148,421          1,069,681                   -
        Amortization and depreciation        1,008,864            193,533                   -
                                        ---------------    ---------------     ---------------
                Loss from operations         (5,509.68)        (1,492,017)                  -

Other income (expense):
        Interest income                        137,814             14,248                   -
        Interest expense                    (1,366,479)        (7,125,386)                  -
        Other (Notes 3 and 6)               (7,468,356)        (2,903,600)                  -
                                        ---------------    ---------------     ---------------
                Net loss before benefit
                  for income taxes         (14,206,699)       (11,506,755)                  -

                Benefit for income taxes             -                  -                   -

Net loss                                $  (14,206,699)    $  (11,506,755)     $            -
                                        ---------------    ---------------     ---------------

Basic and Diluted net loss per share    $        (2.58)    $       (13.45)     $            -
                                        ---------------    ---------------     ---------------

Basic and diluted weighted average
  shares outstanding                         5,502,668            855,712             400,000
                                        ===============    ===============     ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ZMAX CORPORATION AND SUBSIDIARY


          CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY

                                                                  Common Stock
                                                           --------------------------    Paid-In           Common
                                                              Shares        Amount        Capital          Stock
                                                           -------------   ----------  --------------   -------------
 Balance, December 13, 1995 (Date of inception)                  -         $   -        $    -           $   -

       Initial capitalization                                   400,000          400           (200)         -
                                                           -------------   ----------  --------------   -------------
 Balance, December 31, 1995                                     400,000          400           (200)         -
       Adjustment to record existing capitalization of
         public shell company November 6, 1996, 234365
         shares  issuable                                     3,800,079        3,800         807,964       1,373,379

       Common stock issued in escrow in connection with
            the CSI recapitalization                          2,800,000        2,800         (2,800)         -
       Common stock issuable in connection with the CSI
            recapitalization, 320,000 shares                    -              -             -             1,875,200
       Common stock issuable in connection with the CSI
            recapitalization, 350,000 shares                    -
                                                                -              -             -             2,051,000
       Stock compensation expense                               -              -             300,000         -
       Allocation of proceeds of Notes to beneficial
            conversion feature                                                               120,000
       Allocation of proceeds of Debentures to
            beneficial conversion feature                       -              -           5,500,000         -
       Net loss                                                 -              -             -               -
                                                           -------------   ----------  --------------   -------------
 Balance, December 31, 1996                                   7,000,079        7,000       6,724,964       5,299,579
                                                           -------------
       Cancellation of shares                                 (296,007)        (296)             296         -
       Conversion of Notes                                    1,600,000        1,600       2,098,400         -
       Settlement of a note for common stock                     32,077           32         507,186         -
       Common stock issued in connection with the
            COCACT software purchase                            150,000          150       1,931,100         -
       Common stock issued for services                          60,000           60         547,440         -
       Issuance of previously issuable shares                   904,365          904       5,298,675      (5,299,579)
       Exchange of convertible exchangeable
            subordinated debentures and exercise of           2,279,200        2,279      18,172,044         -
      warrants
       Net loss                                                 -              -             -               -
                                                           -------------   ----------  --------------   -------------
 Balance, December 31, 1997                                  11,729,714     $ 11,729    $ 35,280,105     $   -
                                                           =============   ==========  ==============   =============

    CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY (Continued)


                                                                Stock         Accumulated
                                                            Subscription        Deficit            Total
                                                           --------------   ---------------   --------------
 Balance, December 13, 1995 (Date of inception)            $     -          $     -           $     -

       Initial capitalization                                     (200)           -                 -
                                                          --------------   ---------------   --------------
 Balance, December 31, 1995                                       (200)           -                 -
       Adjustment to record existing capitalization of
         public shell company November 6, 1996, 234365
         shares  issuable                                          200            -              2,185,343

       Common stock issued in escrow in connection with
            the CSI recapitalization                             -                -                 -
       Common stock issuable in connection with the CSI
            recapitalization, 320,000 shares                     -                -              1,875,200
       Common stock issuable in connection with the CSI
            recapitalization, 350,000 shares                  (105,000)           -              1,946,000
       Stock compensation expense                                -                -                300,000
       Allocation of proceeds of Notes to beneficial
            conversion feature                                                                     120,000
       Allocation of proceeds of Debentures to
            beneficial conversion feature                        -                -              5,500,000
       Net loss                                                  -           (11,506,755)      (11,506,755)
                                                          --------------   ---------------   --------------
 Balance, December 31, 1996                                   (105,000)      (11,506,755)          419,788
       Cancellation of shares                                    -                -                 -
       Conversion of Notes                                       -                -              2,100,000
       Settlement of a note for common stock                     -                -                507,218
       Common stock issued in connection with the
            COCACT software purchase                             -                -              1,931,250
       Common stock issued for services                          -                -                547,500
       Issuance of previously issuable shares                  105,000            -                105,000
       Exchange of convertible exchangeable
            subordinated debentures and exercise of              -                -             18,174,323
      warrants
       Net loss                                                  -           (14,206,699)      (14,206,699)
                                                          --------------   ---------------   --------------
 Balance, December 31, 1997                                $     -          $(25,713,454)     $  9,578,380
                                                          ==============   ===============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Period
                                                                                           from December 13,
                                                                                            1995 (Date of
                                                                                            Inception) to
                                                     For the Years Ended December 31,         December 31,
                                                    ---------------------------------      ---------------
                                                          1997               1996               1995
                                                    ---------------    ---------------     ---------------
Cash flows from operating activities:
    Net loss                                        $(14,206,699)      $(11,506,755)       $     -
    Adjustments to reconcile loss to net cash
         Depreciation and amortization expense         1,008,864            176,137              -
         Amortization of deferred financing costs        508,363            185,767              -
         Amortization of discount on Notes and
         Debentures                                      591,408          7,008,592              -
         Non-cash expenses related to CSI
          recapitalization                                  -             2,883,600              -
         Expense related to conversion of Debentures   7,370,000               -                 -
         Stock compensation expense                      547,500            300,000              -
         Non-cash interest expense on promissory
          note                                             8,904               -                 -
         Loss on conversion of promissory note           101,442               -                 -

    Changes in assets and liabilities
         Accounts receivable                          (1,067,258)              -                 -
         Prepaid expenses and other assets               (58,727)           (27,762)             -
         Accounts payable and accrued expenses           455,942             72,966           110,000
         Customer deposits                               926,039               -                 -
                                                    -------------      --------------      -------------

              Net cash (used in) provided by
               operating activities                   (3,814,222)          (907,455)          110,000
                                                    -------------      --------------      -------------

    Net cash used in investing activities:
         Purchases of property and equipment            (326,145)           (21,144)               -
         Purchases of software                          (767,379)          (831,892)         (110,000)
                                                    -------------      --------------      -------------

              Net cash used in investing activities   (1,093,524)          (853,036)         (100,000)
                                                    -------------      --------------      -------------

    Net cash provided by financing activities:
         Proceeds from issuance of convertible notes        -               120,000              -
         Proceeds from issuance of convertible
          exchangeable Subordinated debentures              -             5,500,000              -
         Proceeds from the issuance of common stock      105,000               -                 -
         Net proceeds from the exchange and exercise
            of warrants                                6,234,607               -                 -
         Deferred financing costs                           -              (675,000)             -
         Net borrowings (payments) on long-term debt     131,054            408,487              -
         Cash acquired in CSI recapitalization              -               299,173              -
         Advances from joint venture and ZMAX prior
          to the CSI recapitalization                       -               950,000              -

              Net cash provided by financing
               activities                              6,470,661          6,602,660              -
                                                    -------------

Net increase in cash                                   1,562,915          4,842,169              -
                                                    -------------

Cash, beginning of period                              4,842,169               -                 -
                                                    -------------

Cash, end of period                                 $  6,405,084       $  4,842,169        $     -
                                                    =============

         Supplemental cash flow information:
           Cash paid for-
                   Interest                         $    299,668       $     26,599        $     -
                   Income taxes                     $       -          $       -           $     -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               ZMAX CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

On November 6, 1996, ZMAX Corporation ("ZMAX" or the "Company"), a shell company listed on the OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995, to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem.

For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). The historical financial statements prior to November 6, 1996, are those of CSI. The accompanying consolidated financial statements include all of the accounts of CSI and the accounts of ZMAX since the acquisition on November 6, 1996. All significant inter-company amounts have been eliminated.

Prior to the year ended December 31, 1997, ZMAX and its subsidiary, CSI (together the "Company"), were considered development stage companies as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

ORGANIZATION OF ZMAX

ZMAX was originally incorporated as a Nevada corporation on April 24, 1986, under its prior name of Pandora, Inc. ("Pandora"), for the purpose of obtaining capital to seek out, investigate and acquire interests in products, properties and businesses which, in the opinion of management, may have had potential for profit. Until May 4, 1992, Pandora transacted no business other than the investigation of various business opportunities. On May 4, 1992, Pandora amended its Articles of Incorporation to change its name to Oryx Gold Corporation ("Oryx") in connection with a reorganization in which Oryx acquired 100 percent ownership of American Oil and Gas Corporation ("American Oil"). American Oil was organized on November 22, 1991, as a Nevada corporation, and conducted no business other than the acquisition of an interest in certain unpatented placer mining claims in Nevada. Oryx intended to develop the mining claims and other acquired interests and, on August 16, 1995, changed its name to Mediterranean Oil Corporation ("Mediterranean") to more accurately reflect the nature of its business. However, the Company did not subsequently pursue that business. American Oil's corporate status was suspended by the Secretary of State of Nevada as of December 1, 1995, and that subsidiary has been abandoned. On August 9, 1996, Mediterranean changed its name to ZMAX Corporation.

MERGER (THE "MERGER")

In December 1997, ZMAX (a Nevada corporation) merged with and into New ZMAX Corporation, a Delaware corporation ("New ZMAX"), pursuant to an Agreement and Plan of Merger between ZMAX and New ZMAX (the "Merger Agreement"). At the time the Merger became effective, each outstanding share of common stock, $0.001 par value, of ZMAX was converted into one share of common stock, $0.001 par value, of New ZMAX. New ZMAX is the surviving corporation in the Merger, and CSI is thereby a wholly owned subsidiary of New ZMAX. At the effective time of the Merger, the name of New ZMAX was changed to "ZMAX Corporation" pursuant to the Merger Agreement.

NATURE OF OPERATIONS

Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the software re-engineering market. Although the Company generated its first revenues during 1997, the Company has no assurance of future revenues. Even if marketing efforts are successful, substantial time may pass before significant revenues and profitability will be realized and, during this period, the Company may require additional funds that may not be available to it.

The Company has limited experience in providing its Year 2000 or "millennium" services. The Company has not completed a large-scale millennium conversion project either alone or together with a strategic partner. There can be no assurance that the Company will be successful in completing large-scale conversions, that the Company will not experience delays or failures in providing its millennium services, or that its millennium services will be effective. The failure of the Company's Year 2000 methodology to function properly or the existence of significant errors or problems following completion of millennium conversions could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or problems could materially and adversely affect the Company's business, operating results and financial condition.

The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, uncertain and undeveloped markets for millennium services, current and potential competitors with greater financial, technological, production and marketing resources, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customers computer systems, dependence upon strategic alliances, the need for additional technical personnel. dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. In addition, there are risks associated with the market activity in ZMAX common stock. The potential volatility of the stock price is demonstrated by the quoted market price compared to the prices in the CSI recapitalization transactions.

2.    SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Investments with original maturities of three months or less are considered cash equivalents for purposes of these financial statements. At December 31, 1997, cash and cash equivalents included a $5,003,501 federal agency discount note that is carried at an amount approximating market value.

REVENUE RECOGNITION

Revenues on time-and-materials contracts are recognized based upon hours incurred at contract rates plus direct costs. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Unbilled accounts receivable on time and materials contracts represent costs incurred and gross profit recognized near the period end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred which are not yet billable under contract terms. At December 31, 1997, unbilled accounts receivable totaled $180,120.

SIGNIFICANT CUSTOMERS

Net revenues from individual customers greater than 10 percent of revenues for the year ended December 31, 1997 were as follows:

     Customer A                    24%
     Customer B                    23%
     Customer C                    13%


Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. Accounts receivable from individual customers that are greater than 10 percent of consolidated accounts receivable were as follows as of December 31, 1997:

     Customer A                    31%
     Customer B                    31%
     Customer C                    17%


INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

LONG-LIVED ASSETS

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

SOFTWARE DEVELOPMENT COSTS

SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Amounts that could have been capitalized under this statement were immaterial and have not been capitalized.

BASIC AND DILUTED NET LOSS PER SHARE

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997 and has restated prior year amounts. SFAS

No. 128 requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 1997 and 1996, the Company had a loss, therefore the 1,248,000 and 208,126 options outstanding as of those dates were not included in calculating diluted loss per share as their effect would have been anti-dilutive. Similarly, because the effect would have been anti-dilutive, common stock issuable upon the conversion of the Company's convertible debt were not included in the calculation of diluted loss per share for 1997 and 1996 until such debt was converted and the shares were issued. Outstanding shares subject to cancellation agreements are also not included in either the basic or diluted calculation. As a result, the basic and diluted loss per share for all periods presented are identical.

RECLASSIFICATIONS

Certain amounts have been reclassified in the prior year financial statements to conform with current year presentation.

3.    CSI RECAPITALIZATION AND ACQUISITION OF JOINT VENTURE INTEREST:

In connection with the recapitalization of CSI, ZMAX issued 2,800,000 shares of common stock at $0.30 per share (Note 8), $2,100,000 of convertible notes (Note 6) and $5,500,000 of convertible exchangeable subordinated debentures (Note 6).

FISERV CENTURY SERVICES JOINT VENTURE

On April 17, 1996, CSI formed the Fiserv Century Services Joint Venture (the "JV") with Fiserv Federal Systems, Inc., ("Fiserv"). CSI and Fiserv each owned a 50 percent interest in the JV. The JV was engaged in the business of marketing Year 2000 computer consulting services using computer software exclusively licensed to CSI.

As funding for the JV, Fiserv agreed to provide a credit facility of up to $5 million with interest payable monthly on the outstanding balance at a rate equal to the prime rate plus 2 percent. A security interest in the JV's assets was granted to Fiserv as security for payment of the obligations. All funds advanced to the JV were provided under this agreement. In addition, the JV agreed to provide monthly advances to CSI in the amount of $40,000 with a limit of $720,000. No stated interest was due on those advances pursuant to the agreement. During the period from April 1996 to August 1996, Fiserv provided a total of $695,000 in funding to the JV, $560,000 of which the JV advanced to CSI under the terms of the agreements described above.

As part of the CSI recapitalization, Fiserv agreed to sell its interest in the JV to ZMAX. Effective September 1, 1996, NewDominion Capital Group, Inc. ("NewDominion") acquired Fiserv's interest in the JV. At this time, all employees and operations of the JV were transferred to CSI. NewDominion's intent was to serve as an intermediary in order to assign the joint venture interest to ZMAX concurrent with the recapitalization of CSI. Fiserv's interest was assigned to NewDominion for cash consideration of $310,000 and a promissory note of $385,000. In addition to the above consideration, Fiserv was pledged 3 percent of the outstanding shares of the anticipated successor entity to the JV.

On September 20, 1996, NewDominion assigned its interest in the JV to ZMAX. As consideration for the assignment, ZMAX assumed all liabilities, interests, and obligations of NewDominion related to the JV including the $310,000 payable to Fiserv and the $385,000 promissory note. As the successor entity (as described above), ZMAX assumed the obligation to issue a 3 percent ownership interest in ZMAX to Fiserv.

This transaction has been accounted for as a purchase by ZMAX. ZMAX acquired the 50 percent interest in the JV for repayment of the amounts advanced by Fiserv to the JV totaling $695,000 ($310,000 in cash and $385,000 note payable) and 234,365 shares of ZMAX common stock with a fair value of $1,373,379 based upon the quoted market price of ZMAX common stock. The 234,365 shares of common stock were not issued until April 1997 and have been reflected as issuable as of December 31, 1996. The fair value of these shares is included in stockholders' equity in the accompanying financial statements as of December 31, 1996.

ZMAX allocated the purchase price to assets and liabilities based on their estimated fair values at the date of acquisition (prior to the CSI transaction). As a result, ZMAX (prior ot the CSI transaction) allocated $1,508,379 to goodwill and $560,000 to a receivable from the JV related to funding provided to the JV by Fiserv which in turn had been advanced to CSI by the JV. ZMAX had previously recognized a deferred tax liability related to the differences between the financial statement and tax basis of intangible assets acquired as a result of the purchase of the joint venture interest. The Company has subsequently determined that no such basis differences exist and his reclassified the deferred tax liability against the related intangible asset in the accompanying financial statements as of December 31, 1997 and 1996.

As of September 1, 1996, all operations, some of which had previously been performed by the JV, were carried out by CSI. After the CSI transaction, ZMAX transferred all of its interest in the JV to CSI as of January 1, 1997, and CSI as the sole remaining venture partner, terminated the JV.

CSI

On July 16, 1996, PRCC, Inc. ("PRCC") entered into an agreement with CSI to acquire all of the outstanding stock of CSI. On September 20, 1996, PRCC assigned its rights under the July 16, 1996, agreement with CSI to ZMAX in return for $20,000 in cash and the right to purchase 350,000 shares of ZMAX common stock for $0.30 per share. The $20,000 and the fair value, based upon the quoted market price of the ZMAX common stock, of these shares has been charged to expense as a cost of the CSI transaction and is included in other expenses in the accompanying financial statements for the year ended December 31, 1996. These shares were not issued until April 1997 and have been reflected as issuable as of December 31, 1996. The fair value of these shares is included in stockholders' equity in the accompanying financial statements for the year ended December 31, 1996. Similarly, the subscription proceeds were not received until May 1997, and have been reflected as stock subscriptions receivable as of December 31, 1996.

Concurrent with this assignment, on September 20, 1996, ZMAX made an offer to purchase all of the outstanding shares of CSI stock. The offer was accepted by the stockholders of CSI and the agreement was announced to the public on September 26, 1996. The September 20, 1996, agreement also provided that ZMAX would advance amounts to CSI to fund CSI's operations, CSI would enter into employment agreements with certain executives who were the former stockholders of CSI that would provide for compensation at specified levels. During the period from September 20, 1996, to November 6, 1996, ZMAX advanced a total of $390,000 to CSI under two promissory notes totaling $200,000 and under a line of credit agreement totaling $190,000. On November 6, 1996, the Stock Purchase Agreement between CSI and ZMAX was executed and the transaction was consummated. In return for all of the outstanding stock of CSI, ZMAX issued 3,200,000 shares of common stock to the two stockholders of CSI. At the closing, the former stockholders of CSI retained 400,000 shares of such ZMAX common stock and deposited their remaining 2,800,000 shares of ZMAX common stock (the "Restricted Stock") into an escrow subject to quarterly release of such shares back to the former CSI stockholders based upon the cash flow (as defined) of CSI. Under the terms of the Stock Purchase Agreement, one share of Restricted Stock was to be released to such stockholders for every $1.25 of cash flow generated by CSI. The former CSI stockholders are entitled to vote the shares of the Restricted Stock as well as to receive their respective pro rata share of any distributions or dividends declared thereon. The Restricted Stock is subject to forfeiture under certain conditions (Note 11). The transaction has been accounted for as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition).

In March 1998, ZMAX and the former CSI stockholders reformed certain of the agreements relating to ZMAX's acquisition of CSI to reflect the original intent of the parties. As a result, the escrow to hold the Restricted Stock was replaced by the former CSI stockholders holding their shares of Restricted Stock. The amended agreements, however, provide for the lapse of such restrictions on transferability on November 6, 2001 if such restrictions have not already been released as a result of the CSI cash flow.

In connection with the CSI transaction, the Company incurred $54,678 of direct costs that have been charged to expense. The Company also agreed to issue 320,000 shares of ZMAX common stock to a consultant for services related to the CSI transaction and the related financing. The fair value, based upon the quoted market price of the ZMAX common stock, of 160,000 of these shares has been charged to expense as a cost of the transaction and is included in other expenses in the accompanying financial statements for the year ended December 31, 1996. The fair value of the other 160,000 shares has been recognized as a deferred financing cost in the accompanying financial statements.

4.    PROPERTY AND EQUIPMENT:

Property and equipment is carried at cost and depreciated over its estimated useful life, typically three years, using the straight-line method. Leasehold improvements are depreciated using the straight-line method over their estimated useful life or the remaining term of the lease, whichever is shorter.

Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ----------------------------
          Furniture and fixtures                       $ 147,653         $  17,989
          Equipment                                      162,562             3,155
          Leasehold improvements                          37,075              -
          Less- Accumulated depreciation                 (69,309)             (273)
                                                       ----------        ----------
          Property and equipment, net of               $ 277,981         $  20,871
          accumulated depreciation


5.    INTANGIBLE ASSETS:

Intangible assets consist of purchased software rights and goodwill acquired as a result of ZMAX's purchase of Fiserv's interest in the JV. The software rights and goodwill are being amortized over their estimated useful lives of five years. Accumulated amortization totaled $1,237,468 and $193,261 as of December 31, 1997, and 1996, respectively.

During 1996, CSI licensed the rights to three software tools for a total of $1,010,000. Two of the licenses provide for the exclusive rights to use and modify the software for a term of 20 years. The third license, for the Change of Century Analysis and Conversion Tool ("COCACT"), provided for the exclusive rights to use the software in North America for a term of ten years (the "North American COCACT License").

During 1996, the Company paid $560,000 on this obligation, with the remaining $450,000 due in three equal installments during 1997 and 1998. Interest on this obligation has been imputed at a rate of 10 percent. During 1997, the Company made one additional payment of $150,000.

On April 30, 1997, the Company entered into an agreement to purchase all rights, title and interest to COCACT (the "COCACT Purchase Agreement"). Conditions of the purchase included a software development and enhancement project to bring COCACT to the required level of performance as specified in the agreement. The purchase price under the COCACT Purchase Agreement was $1,100,000, of which $250,000 was paid in May 1997, plus 150,000 shares of common stock of the Company. The first installment payment of $283,333 was made in September 1997. The remaining installments of $283,333 are due in January 1998 and May 1998. Interest on this obligation has also been imputed at a rate of 10 percent.

As of April 30, 1997, $300,000 under the original North American COCACT License remained unpaid. Under the terms of the COCACT Purchase Agreement, ZMAX has the right to terminate and cancel the North American COCACT License including the obligation to pay any remaining license fees. ZMAX also has the right to cancel the COCACT Purchase Agreement in the event the enhancement project is not completed successfully. In the event that ZMAX exercises its right to cancel the COCACT Purchase Agreement, termination of the North American COCACT License would be automatically rescinded, whereupon ZMAX's right and obligations under the North American COCACT License would be reinstated retroactively.

6.    DEBT AND DEFERRED FINANCING COSTS:

The following details the Company's debt obligations:

                                                               DECEMBER 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ----------------------------
Promissory note payable to Fiserv,
interest payable annually at the
prime rate plus 1%                                     $     -              385,000
                                                       -----------       -----------
Amounts due for the purchase of
software rights, interest imputed at
10%, due in installments of $283,333
in  January 1998 and May 1998                             539,541           408,487

Convertible notes, interest payable                          -            1,508,592
monthly at 8%

Convertible exchangeable subordinated
debentures, interest payable
semi-annually, at 8%                                         -            5,500,000
                                                       -----------       -----------
Total                                                     539,541         7,802,079
                                                       -----------       -----------
Less- Current portion                                     539,541        (1,774,222)
                                                       -----------       -----------
                                                       $     -           $6,027,857
                                                       ===========       ===========


PROMISSORY NOTE PAYABLE

In September 1996, the Company assumed a $385,000 promissory note payable to Fiserv as consideration for the purchase of a 50 percent interest in the JV. In May 1997, the $385,000 note payable and the related accrued interest of $20,776 were settled by the Company by the issuance of 32,077 shares of ZMAX common stock to Fiserv. During 1997, a loss of $101,442 was recognized on this conversion as the fair value of the ZMAX common stock, based upon the quoted market price at that time, exceeded the carrying amount of the outstanding principal and accrued interest.

CONVERTIBLE NOTES

In connection with the CSI recapitalization, from September 1996 to October 1996, ZMAX issued a total of $1,980,000 in convertible notes (the "Notes"). After the date of the CSI transaction, the Company issued an additional $120,000 in Notes. The Notes were convertible, at the option of the holder, into a total of 1,600,000 shares of the Company's common stock. In early 1997, all of the holders exercised their conversion rights. In March 1997, the Board of Directors approved the conversion and in April 1997, all of the Notes were converted into 1,600,000 shares of Company common stock.

On the respective dates of issuance of the Notes, the conversion price of the Notes was less than the quoted market price of the ZMAX common stock at that time. Accordingly, because the intrinsic value of this beneficial conversion feature exceeded the amount of the proceeds of the Notes, the entire $2,100,000 in proceeds from the Notes were allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount on the Notes resulting from the allocation of proceeds to the beneficial conversion feature was reflected as a charge to interest expense and was recognized over the period until the Notes became convertible. A total of $1,508,592 in interest expense was recognized for the year ended December 31, 1996, related to the discount resulting from the beneficial conversion feature. The remaining $591,408 in interest expense was recognized in the year ended December 31, 1997.

CONVERTIBLE EXCHANGEABLE SUBORDINATED DEBENTURES

On December 6, 1996, the Company issued $5,500,000 in convertible exchangeable subordinated debentures (the "Debentures"). Prior to the maturity date or redemption by the Company, a holder had the right to convert the entire principal balance of their Debenture. The Company had the right to redeem or prepay the Debentures provided that the Company had offered to exchange the Debentures for the Company's common stock and a warrant to purchase additional common stock and the Company had filed an effective registration statement pursuant to the Securities Act of 1933, as amended, pertaining to the exchange offer.

In the event the exchange offer was made during the first six months immediately following the date of issuance of the Debentures, each $5.00 of principal would have been exchangeable for one share of Company common stock plus a warrant to purchase one share of Company common stock. In the event an exchange offer was made after the first six months immediately following the date of issuance of the Debentures, each $5.00 of principal would have been exchangeable for one and one-tenth (1.1) share of Company common stock plus an equivalent number of warrants.

Upon exchange, the holder receives ZMAX common stock plus, for each share of ZMAX common stock received, a warrant to purchase one additional share of ZMAX common stock at $7.00 per share if exercised prior to the first anniversary of the date of issuance of the warrant or at $8.00 per share if exercised after the first anniversary of the date of issuance but prior to the second anniversary. The warrants expire on the second anniversary of the date of issuance.

On the date of issuance of the Debentures, the conversion price of the Debentures was less than the quoted market price of the Company's common stock. Accordingly, because the intrinsic value of this beneficial conversion feature exceeded the amount of the proceeds of the Debentures, the entire $5,500,000 in proceeds was allocated to additional paid-in capital to recognize this beneficial conversion feature. The discount resulting from the allocation of proceeds to the beneficial conversion feature has been reflected as a charge to interest expense and has been recognized in December 1996 since the Debentures were immediately convertible by the holders. A total of $5,500,000 in interest expense has been recognized for the year ended December 31, 1996, related to the discount resulting from the beneficial conversion feature.

EXCHANGE OFFER

In November 1997, the Company offered (the "Exchange Offer") to exchange all of the Debentures under the terms and conditions described above. The Exchange Offer was accepted by all of the Debenture holders, and each Debenture holder received 220 shares of Company common stock and a warrant to purchase an additional 220 shares of Company common stock (the "Warrant Shares") per $1,000 principal amount of Debentures exchanged. In December 1997, all $5.5 million in Debentures outstanding were exchanged for 1,210,000 shares of Company common stock and warrants to purchase a total of 1,210,000 shares of Company common stock. Any accrued but unpaid interest from June 1, 1997, to the date of the Exchange was waived by the Debenture holders.

Because the securities issued pursuant to the terms of the Exchange Offer included securities in excess of the securities issuable pursuant to the original conversion terms of the Debentures, the Company recognized $7,370,000 as expense at the time of the Exchange. The amount recognized equaled the fair value of the incremental number of shares of Company common stock issued in the Exchange in excess of the number of shares issuable upon conversion of the Debentures in accordance with their terms plus the fair value of the warrants issued in the Exchange.

Concurrent with the Exchange, warrants to purchase 1,069,200 shares of Company common stock were exercised for $7,484,400 in proceeds to the Company. Warrants to purchase 140,800 shares of common stock remain outstanding as of December 31, 1997. Costs of $1,261,606 were incurred in completing the Exchange Offer. These amounts have been reflected as a reduction to additional paid-in capital as an offset to the proceeds of the warrant exercises and the exchange of the Debentures into common stock.

DEFERRED FINANCING COSTS

Deferred financing costs, which were incurred in connection with the issuance of the Notes and the Debentures, were charged to expense as additional interest expense over the life of the debt, using the interest method. Amortization of the deferred financing costs totaled $185,767 for the year ended December 31, 1996. During the year ended December 31, 1997, additional amortization expense of $508,363 was recorded prior to the conversion of the Notes and Debentures. As a result of the exchange of the debentures, unamortized deferred financing costs of $918,471 were reflected as a reduction in additional paid-in capital.

INCOME TAXES:

No provision for income taxes has been recorded as a result of the operating losses incurred by the Company. The components of the provision for income taxes consist of the following:

                                                                                            For the Period
                                                                                           from December 13,
                                                                                            1995 (Date of
                                                                                            Inception) to
                                                     For the Year Ended December 31,          December 31,
                                                    ---------------------------------      ---------------
                                                          1997               1996               1995
                                                    ---------------    ---------------     ---------------
          Income tax benefit:
          Current-
             Federal                                $      -           $      -            $      -
             State                                         -                  -
          Deferred-
             Federal                                (1,865,957)           (468,323)               -
             State                                    (349,881)            (87,810)               -
                 Valuation allowance                 2,215,838             556,133                -
                                                   ============        ============        =============
                                                   $       -           $      -            $      -
                                                   ============        ============        =============

The benefit for income taxes results in effective rates which differ from the Federal statutory rate as follows.

                                                                                            For the Period
                                                                                           from December 13,
                                                                                            1995 (Date of
                                                                                            Inception) to
                                                     For the Year Ended December 31,          December 31,
                                                    ---------------------------------      ---------------
                                                          1997               1996               1995
                                                    ---------------    ---------------     ---------------
     Statutory federal income tax rate               (35.0)%           (35.0%)                -%
     Effect of graduated rates                         1.0               1.0                  -
     Net operating losses for
      which no tax benefit is                         13.2               4.2                  -
      currently available
     Other increases in valuation allowance            1.5               -                    -

     Non-deductible expenses                          19.3              29.8                  -
                                                     ------            ------               -----
                                                       - %               - %                  -


The components of the net deferred tax assets (liabilities) were as follows as of December 31, 1997 and 1996 (in thousands).

                                                       ----------------------------
                                                           1997            1996
                                                       ----------------------------
     Deferred tax assets:

        Net operating loss carryforwards               $ 3,344,084     $ 1,380,968
        Amortization of Intangible                         245,783
        Other                                               15,824            -
                                                       ------------    ------------
          Total deferred tax assets                      3,605,691       1,380,968
     Deferred tax liabilities:
        Depreciation and amortization                      (15,660)         (6,775)
                                                       ------------    ------------
     Net deferred tax asset                              3,590,031       1,374,193
     Less- Valuation allowance                          (3,590,031)     (1,374,193)
                                                       ------------    ------------
                                                       $      -        $      -
                                                       ============    ============

The Company has determined that its deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109, and accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

For income tax purposes, the CSI transaction has been treated as the acquisition of CSI by ZMAX. As a result of December 31, 1997, the Company had net operating losses of approximately $8,800,000 carryforward to offset future taxable income. These carryforwards expire in years 2001 through 2012. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carryforwards may be limited. As a result of ZMAX's equity transactions occurring including the CSI transaction, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The Company also has approximately $400,000 in net operating loss carryforwards as a result of the CSI acquisition that may also be subject to certain limitations.

8.    COMMON STOCK AND PREFERRED STOCK:

REVERSE STOCK SPLIT

Effective July 23, 1996, ZMAX effected a 1 for 80 reverse stock split. All share amounts and per share amounts have been retroactively restated to reflect this event.

OFFSHORE PLACEMENT

In September 1996, ZMAX sold 2,800,000 shares of ZMAX common stock at $.30 per share to offshore investors (the "Offshore Placement").The proceeds were used to repay existing debt of ZMAX (see Note 10 for a discussion of related party transactions).

STOCK SUBJECT TO CANCELLATION

By an agreement dated April 27, 1992, ZMAX agreed to acquire all of the outstanding common stock of American Oil in consideration for the issuance of 625,000 shares of ZMAX common stock, 5,000,000 shares of ZMAX preferred stock and the sale of an additional 88,266 shares of ZMAX common stock for $7,062 in cash. The shares of ZMAX preferred stock were never issued and American Oil did not undertake any business or any financial transaction other than the acquisition of certain mining rights. American Oil's corporate status was suspended by the State of Nevada as of December 1, 1995 and that subsidiary was abandoned by the Company.

In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of the aforementioned shares of ZMAX common stock. As of December 31, 1996, these shares of ZMAX common stock had not been returned to the Company for cancellation. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 479,801 shares are subject to cancellation but had not been returned to the Company as of December 31, 1997 for cancellation.

RESERVED SHARES

The Company has reserved 1,820,000 shares of Common Stock for issuance under its stock incentive and option plans and executive bonus program (see Notes 11 and 11).

9.    STOCK OPTIONS AND STOCK-BASED COMPENSATION:

ZMAX OPTIONS

Prior to the CSI recapitalization, ZMAX granted options to certain of its officers and directors, some of which were outstanding as of December 31, 1996. In September 1994, the Company granted options to purchase 6,565 shares of ZMAX common stock to its officers and directors. The options were contingent upon the optionee providing services to ZMAX as a director, officer, employee or consultant to the Company. As a result of the termination of those individuals, all of these options were canceled in 1996. In June 1995, the Company also granted additional options to purchase 15,940 shares of ZMAX common stock to its officers and directors. During 1996 and 1997, options to purchase 7,814 and 8,126 shares, respectively, were either canceled or expired, leaving no options outstanding under these issuances at December 31, 1997.

NON-EMPLOYEE OPTIONS

In September 1996, ZMAX granted options to purchase an aggregate of 200,000 shares of ZMAX common stock to a consultant at exercise prices ranging from $5.00 to $15.00 under the terms of a one-year consulting agreement. Under the terms of the agreement, the options vested ratably over the term of the agreement. The Company recorded $300,000 of compensation expense related to these options for the year ended December 31, 1996 based upon the fair value of the options on the date of grant and the vesting period. In May 1997, the consulting agreement was amended such that the consultant's options were canceled and the consultant was granted 60,000 shares of the Company's common stock for services performed from September 1996 to May 1997. The difference between the fair value of the shares issued and the cumulative compensation expense recorded as of the date the agreement was amended charged to expense in May 1997.

1997 STOCK INCENTIVE PLAN

In May 1997, the Board of Directors adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The Stock Incentive Plan was subsequently approved by the Company's stockholders in December 1997. The purpose of the Incentive Plan is to provide additional compensation to employees, officers, directors and consultants of the Company or its affiliates. Under the terms of the Incentive Plan, 1,700,000 shares of Company common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the "Committee") that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives as described below (collectively, "Stock Incentives").

The Incentive Plan allows for the grant of incentive stock options and non-qualified stock options. The exercise price of the options will be established by the Committee. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant (or not less than 110 percent of the fair market value if the participant controls more than 10 percent of the voting power of the Company or a subsidiary). Non-qualified stock options may be made exercisable at a price equal to, less than or more than the fair market value of the Common Stock on the date that the option is awarded. The term of an option will be specified in the applicable stock incentive agreement; provided, however, that no option may be exercised 10 years after the date of grant.

In addition to stock options, the Incentive Plan also allows for the grant of other Stock Incentives, including stock appreciation rights, stock awards, phantom shares, performance unit appreciation rights and dividend equivalent rights. These Stock Incentives will be subject to the terms prescribed by the Committee in accordance with the provisions of the Incentive Plan. In April 1997, the Company granted non-qualified stock options to purchase 1,200,000 shares of Company common stock under the Incentive Plan to certain officers and employees. These options had an exercise price of $14.31 per share, expire ten years after the date of grant, and will become fully vested after seven years, although vesting may be accelerated provided that certain revenue targets are achieved by the Company. As of December 31, 1997, options to purchase 100,000 shares of Company common stock were vested. ("See Note 13 Subsequent Event herein for information regarding an amendment for this plan")

On February 4, 1998 the Company's Board of Director's amended the Incentive Plan to permit the adjustment of the terms and conditions of outstanding options. On March 13, 1998, the Company and the four optionees holding such option agreements to purchase 1,200,000 shares of Company common stock for $14.31 per share under the Company's Stock Incentive Plan entered into amendments to such stock options whereby the option exercise price was reduced to $5.75 per share, the fair market value of the Company's common stock on that date, and reduced the number of shares of Company common stock underlying each such option being reduced by 25 percent. Further, two optionees who previously had the right to exercise a portion their options agreed that such options would not be exercisable until January 1, 1999

1997 DIRECTORS FORMULA STOCK OPTION PLAN

In May 1997, the Board of Directors adopted the 1997 Directors Formula Stock Option Plan (the "Director Plan"),. The Board of Directors has reserved 120,000 shares of Company common stock to underlie stock options granted under the Director Plan. Any shares associated with any forfeited options are added back to the number of shares that can underlie stock options to be granted under the Director Plan.

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. The Director Plan is administered by a committee (the "Committee"), the members of which have been appointed by the Board of Directors. The Committee consists of members of the Board of Directors who will not receive a grant of an option under the Director Plan and who are not currently eligible to receive a grant of an option under the Director Plan. The Committee has the authority in its sole discretion to interpret the Director Plan and to make all other determinations and to take all other actions it deems necessary or advisable for the implementation and administration of the Director Plan.

Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of Company common stock upon a non-employee director's initial appointment after May 20, 1997, to the Board of Directors. The non-employee director will vest immediately as to 8,000 shares of Company common stock underlying such option and will vest as to an additional 2,000 shares after the director's completion of the first year of continued service to the Company and will vest as to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire 10 years after the date of grant, subject to any shorter period that may be provided in the agreement. On May 20, 1997, stock options to purchase an aggregate of 36,000 shares of Company common stock were granted under the terms of the Director Plan to three eligible directors. The exercise price of these options was $14.06 per share. On December 8, 1997, an additional option to purchase 12,000 shares of Company common stock was granted to another director with an exercise price of $12.00 per share. The vesting schedule and exercise period is in accordance with the terms described above. As of December 31, 1997, stock options to purchase 32,000 shares of Company common stock were fully vested in accordance with the terms of the Director Plan.

The following is a summary of ZMAX options granted prior to and since the CSI recapitalization.

                                                                                            Weighted
                                                                                            Average
                                                         Number of      Option Price     Exercise Price
                                                          Shares            Range
                                                       ============== ================== ===============
          Outstanding, December 31, 1994                       6,565    $         40.00          $40.00
          Granted                                             15,940              40.00           40.00
                                                       -------------- ------------------ ---------------
          Outstanding, December 31, 1995                      22,505              40.00           40.00
          Granted                                            200,000         5.00-15.00            9.82
          Canceled                                          (14,379)              40.00           40.00
                                                       -------------- ------------------ ---------------
          Outstanding, December 31, 1996                     208,126         5.00-40.00           11.00
          Granted                                          1,248,000        12.00-14.31           14.28
          Canceled or expired                              (208,126)         5.00-40.00           11.00
                                                       ============== ================== ===============
          Outstanding, December 31, 1997                   1,248,000       $12.00-14.31          $14.28
                                                       ============== ================== ===============

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation.". SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation.

Under the provisions of SFAS No. 123, transactions with persons who are not employees and in which services are the consideration received for the issuance of equity securities shall be accounted for based upon the fair value of the consideration. The only options granted in 1996 were granted to a consultant and were accounted for under the fair value based method; however, the employee and director options granted in 1997 were accounted for under the intrinsic value method as defined by APB Opinion No. 25. Accordingly, proforma disclosures are presented for 1997 option grants only.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      For the
                                                      Year Ended
                                                  December 31, 1997
                                                  -----------------
          Net loss:
          As reported                                 $(14,206,699)
          Pro forma                                   $(15,465,379)

          Pro forma basic and diluted
             net loss per share:
          As reported                                 $(2.58)
          Pro forma                                   $(2.81)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 1997: no dividend yield, expected volatility of 70 percent, risk-free interest rates from 5.87 percent to 6.84 percent and an expected term from 3 to 7 years.

10.   RELATED PARTY TRANSACTIONS:

In connection with the recapitalization of CSI, a consultant to the Company and his affiliate were issued an aggregate of 320,000 shares of the Company's common stock for services related to the CSI transaction and related financing (Note 3). This individual and his affiliate received an aggregate of approximately $563,000 in 1996 from ZMAX prior to the CSI acquisition as satisfaction for amounts owed to this individual by ZMAX prior to December 31, 1995. Proceeds from the Offshore Placement were used to satisfy this obligation. This individual has been a consultant to ZMAX since 1994. The Company retained this individual as a consultant at $10,000 per month through December 1997. In connection with the recapitalization of CSI, $280,000 of consulting fees owed to this individual were satisfied in 1996 by issuing to him $280,000 of convertible notes. In addition to incurring $120,000 in consulting fees during 1996, ZMAX reimbursed approximately $155,000 to this individual for expenses incurred on behalf of ZMAX. During 1997, this individual received $120,000 in consulting fees and was also reimbursed approximately $8,700 for expenses incurred on behalf of ZMAX.

In connection with the assignment of NewDominion's interest in the JV to the Company, the Company retained an affiliate of NewDominion as a consultant and a director. The Company incurred approximately $28,000 in consulting expenses for services rendered for the year ended December 31, 1996.

The Company has engaged an affiliate of an officer/director to provide accounting services to the Company under a consulting agreement with a monthly fee of approximately $3,500. For the years ended December 31, 1997 and 1996, the Company incurred approximately $42,000 and $12,000, respectively, in consulting expenses for services rendered.

11.   COMMITMENTS AND CONTINGENCIES:

LEASES

The Company is party to a sub-lease which commenced in 1996 for a four year term for space at its Germantown, Maryland headquarters. The remaining payments due as a result of this obligation are as follows:

          1998                     $154,203
          1999                      163,254
          2000                      135,755
          Total                    $453,212
                                  =========


EMPLOYMENT AND CONSULTING AGREEMENTS

In November 1996, CSI entered into employment agreements with two executives who were the former stockholders of CSI. The agreements provided for a base salary plus a bonus based upon CSI's cash flow (as defined in the agreement). The term of the agreements extend for a period of three years until November 1999.

One of the former stockholders of CSI resigned as an employee of the Company in April 1997. Pursuant to the terms of his employment agreement and a separation agreement with CSI, he is collecting severance payments from the Company in the amount of $100,000 per year through November 1999. This individual is still entitled to receive his pro rata share of the Restricted Stock as it is released from its restrictions on transfer, provided that he does not violate the non-compete, non-solicitation, or proprietary information restrictions contained in his original employment agreement.

The other former stockholder of CSI remains an officer and director of the Company. In May 1997, his employment agreement was amended effective January 1, 1997. Under the terms of his amended employment agreement, this employee will receive a base salary plus a bonus of up to 100 percent of his base salary, if the Company reaches certain specified levels of revenue and profitability. No such bonus was earned in 1997. For fiscal years 1998 and 1999, the Compensation Committee of the Company will set new performance criteria and establish the percentage of the bonus to be paid in cash or options for that year. In the event that this employment agreement is terminated by the death or permanent disability (as defined in the agreement) of this executive or by the Company without cause (as defined in the agreement), severance payments at an annual rate of $100,000 for the remaining term of the agreement will be due to the executive or the executive's estate. The executive is subject to certain non-compete and non-solicitation provisions for a period of two years after termination of his employment agreement.

In order to ensure that CSI had adequate funds to pay the compensation of these two persons under their original employment agreements, the Company placed $200,000 in escrow in November 1996. Each month beginning in December 1996, $16,667 was released from escrow to the operating account of CSI to pay the monthly amount due to these two persons. Accordingly, as of December 31, 1996, $184,016 represents restricted cash and is included in the cash balance. As of December 31, 1997, all amounts had been released from escrow.

In June 1997, the Company entered into a three-year employment agreement with its Senior Vice President, Technology. Under the terms of such agreement, this employee will receive a bonus of up to 100 percent of his base salary if the Company reaches certain specified levels of financial performance. No such bonus was earned in 1997. For fiscal years 1998 and 1999, the Compensation Committee of the Company will set new performance criteria and establish the percentage of the bonus to be paid in cash or options for that year.

In April 1997, the Company entered into a three-year consulting agreement with the Chairman of the Board of Directors. Under the terms of such agreement, the consultant will be compensated at $20,000 per month. This agreement can be terminated by the Company at any time; however, if the consultant is terminated without cause, the Company is required to continue to pay the consultant for the shorter of either one year or the remaining term of the agreement. The agreement also contains non-compete and non-solicitation provisions extending from the commencement of the agreement until two years after the termination of the agreement.

STOCKHOLDERS' AGREEMENT

In November 1996, the former stockholders of CSI entered into a stockholders' agreement with the Company. Under this agreement, the former CSI stockholders may not sell, pledge, encumber, give, bequeath, or otherwise transfer or dispose of any of the 3,200,000 shares of Company common received by them from ZMAX in the CSI transaction, unless such person complies with the terms of the agreement or obtains the prior written consent of the Company. In the event either such stockholder receives a qualified offer (as defined in the agreement) from a third-party purchaser, that stockholder must notify the Company of the offer and the Company has an option to elect to purchase from that selling stockholder the shares of Company common stock which are the subject of the qualified offer and under the same terms contained in the qualified offer.

The stockholders also previously entered into employment agreements with CSI as described above. If the employment of either of the stockholders is terminated for cause (as defined) or if following the termination of the employment agreement, the stockholder is determined to have breached any covenants or restrictions in his employment agreement, the stockholder must offer to sell all of his stock to the Company. The Company has the option to elect to purchase the stock at its then current value price (as defined). If the employment of either of the stockholders is terminated for a reason other than for cause excluding expiration of the employment agreement by its terms, or if the employee becomes permanently disabled, the stockholder must offer his stock for sale to the Company at a price designated by the offering stockholder and the Company will have an option to elect to purchase the stock at the offer price or, if the offering stockholder does not designate a price, the then current value price (as defined).

In the event that either such stockholder dies, the Company will have the option to purchase, and that stockholder's estate will be required to sell, all of the stock of such stockholder at the current value price (as defined). Any Restricted Stock subsequently received by a stockholder's estate will be subject to this provision at the time of the release of the transfer restrictions applicable to such shares of Restricted Stock.

Under the terms of the stockholders' agreement, the Company common stock owned by these two stockholders may only be offered for sale, sold or transferred pursuant to an effective registration under the Securities Act of 1933 or an exemption therefrom. The term of this restriction is for three years from the date of the agreement, being November 6, 1996. The restrictions apply to any additional shares of Company common stock acquired after the execution of the stockholders' agreement.

LITIGATION

On April 17, 1997, Alan L. Levine and Canadian Petroleum Corporation filed suit in the Third Judicial District Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Oryx Gold Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock. The plaintiffs have alleged damages of approximate $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself.

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.