Form 10-Q
period 1998-03-31
ZMAX CORP
filed 1998-05-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  MARCH 31, 1998
                                         --------------
                                   OR

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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1998, 11,729,714 shares of common stock, $.001 par value per share.

                               ZMAX CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets - March 31, 1998
      (unaudited) and December 31, 1997                                  1

Consolidated Statements of Operations for the three
      months ended March 31, 1998 and 1997 (unaudited)                   3

Consolidated Statements of Cash Flows for the three
      months ended March 31, 1998 and 1997 (unaudited)                   4

Notes to Consolidated Financial Statements                               5

Item 2.    Management's Discussion and Analysis of Financial

Condition and Results of Operations                                      9

PART II.   OTHER INFORMATION

Exhibits and Reports on Form 8-K                                        13

SIGNATURES                                                              16

                        PART 1. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        ZMAX CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,       December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  5,544,703      $  6,405,084
  Accounts receivable                               1,407,311         1,067,258
  Prepaid expenses and other assets                    61,558            81,506
                                                 -------------     -------------
    Total current assets                            7,013,572         7,553,848

  Property and equipment, net                         301,900           277,981
  Intangible assets, net                            3,742,085         4,033,265
  Other assets                                          4,983             4,983
                                                 -------------     -------------
    Total assets                                 $ 11,062,540      $ 11,870,077
                                                 =============     =============

     The accompanying notes are an integral part of these balance sheets.

                      LIABILITIES & SHAREHOLDERS' EQUITY


                                                    March 31,       December 31,
                                                      1998              1997
                                                 -------------     -------------
                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $    983,936      $    826,117
  Customer deposits                                   907,549           926,039
  Current portion of long-term debt                   274,193           539,541
                                                 -------------     -------------
    Total current liabilities                       2,165,678         2,291,697
                                                 -------------     -------------
    Total liabilities                               2,165,678         2,291,697
                                                 -------------     -------------
Commitments and contingencies (Notes 4 and 5)
Stockholders' equity:
  Preferred stock, $0.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                             -                 -
  Common stock, $0.001 par value,
    50,000,000 shares authorized,
    11,729,714 shares issued and
    outstanding as of March 31, 1998
    and December 31, 1997, 479,801
    shares subject to Cancellation
    Agreements as of March 31, 1998 and
    December 31, 1997 (Note 3)                         11,729            11,729
  Additional paid-in capital                       35,280,105        35,280,105
  Accumulated deficit                             (26,394,972)      (25,713,454)
                                                 -------------     -------------
    Total stockholders' equity                      8,896,861         9,578,380
                                                 -------------     -------------
    Total liabilities and
    stockholders' equity                         $ 11,062,540      $ 11,870,077
                                                 =============     =============

     The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months      Three Months
                                                Ended March 31,   Ended March 31,
                                                      1998             1997
                                                ---------------   ---------------
                                                  (Unaudited)       (Unaudited)
Revenues                                         $  1,524,324      $          -
Operating expenses:
  Cost of revenues                                    466,808                 -
  Research and development                            127,687                 -
  Sales and marketing                                 265,509           157,748
  General and administrative                        1,057,105         1,019,195
  Amortization and depreciation                       321,642           154,730
                                                 -------------     -------------
    Loss from operations                             (714,427)       (1,331,673)

Other Income (expense):
  Interest income                                      55,431            49,478
  Interest expense                                     (6,855)         (889,446)
  Other                                               (15,880)            1,218
                                                 -------------     -------------
Net loss before income taxes                         (681,731)       (2,170,423)

(Provision) benefit for income taxes                        -            26,096

Net loss                                         $   (681,731)     $ (2,144,327)
                                                 -------------     -------------
Basic and diluted net loss per share             $      (0.08)     $      (0.63)
                                                 -------------     -------------
Basic and diluted weighted average shares
outstanding                                         8,449,913         3,424,271
                                                 =============     =============

       The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Three Months      Three Months
                                                Ended March 31,   Ended March 31,
                                                      1998             1997
                                                ---------------   ---------------
                                                  (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                                       $   (681,731)     $ (2,144,327)
  Adjustments to reconcile loss to net cash
    Depreciation and amortization expense             321,642           154,730
    Amortization of deferred financing costs                -           148,967
    Amortization of discount on Notes and Debentures        -           591,408
    Stock compensation expense                              -           300,000
  Changes in assets and liabilities
    Accounts receivable                              (340,052)                -
    Prepaid expenses and other assets                  19,947            17,649
    Accounts payable and accrued expenses             158,032           148,650
    Deferred income tax                                     -           (26,096)
    Customer deposits                                 (18,490)                -
                                                 -------------     -------------
      Net cash used in operating activities          (540,652)         (809,019)
                                                 -------------     -------------
  Net cash used in investing activities:
    Purchases of property                             (54,381)         (172,158)
                                                 -------------     -------------
      Net cash used in investing activities           (54,381)         (172,158)
                                                 -------------     -------------
  Net cash used in financing activities:
    Payments on long-term obligations                (265,348)         (129,576)
                                                 -------------     -------------
      Net cash used in financing activities          (265,348)         (129,576)
                                                 -------------     -------------
  Net decrease in cash                               (860,381)       (1,110,753)
                                                 -------------     -------------
  Cash, beginning of period                         6,405,084         4,842,169
                                                 -------------     -------------
  Cash, end of period                            $  5,544,703      $  3,731,416
                                                 =============     =============

       The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The  unaudited  financial  statements  as of March 31,  1998 and for the three months ended March 31, 1998 and 1997, presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation, as of December 31, 1997, and notes there to included in the Company's 1997 Annual Report on Form 10-K. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998 and 1997. The results of operations for the three ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

      On November 6, 1996, ZMAX Corporation ("ZMAX"), a shell company listed on the OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995 to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem.

NATURE OF OPERATIONS

      Prior to the CSI transaction, ZMAX's activities consisted of efforts to establish a new business and raise capital. The operations of CSI consisted of activities to obtain financing, to acquire and develop its proprietary Year 2000 software re-engineering tools and methodologies, and to market its services to potential customers. Since the acquisition of CSI, the Company has been focused on the computer software re-engineering market. The Company generated its first revenues during 1997. Substantial time may pass before significant revenues and profitability may be realized and, during this period, the Company may require additional funds that may not be available to it.

      The Company has limited experience in providing its Year 2000 or "millennium" services. The Company has completed a limited number of pilots and conversion projects. There can be no assurance that the Company will be successful in completing large-scale conversions, that the Company will not experience delays or failures in providing its millennium services, or that its millennium services will be effective. The failure of the Company's Year 2000 methodology to function properly or the existence of significant errors or bugs following completion of millennium conversions could necessitate significant expenditures by the Company to remedy the problem.

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

REVENUE RECOGNITION

      Revenues on time-and -materials contracts are recognized based upon hours incurred at contract rates plus direct costs. Revenues on fixed-price contracts are recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Unbilled accounts receivable on time and materials contracts represent costs incurred and gross profit recognized near the period end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consists of amounts incurred which are not yet invoicable under contract terms. At March 31, 1998, unbilled accounts receivable totaled $521,224.

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

NET LOSS PER SHARE

      The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. Options and warrants to purchase shares of Common Stock were not included in the computation of loss per share as the effect would be antidilutive. Outstanding shares subject to cancellation agreements and restricted shares are also not included. As a result, the basic and diluted earnings per share amounts are identical.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The adoption of these new pronouncements will not impact the Company's results of operations, financial position or cash flows.


3.    COMMON STOCK AND PREFERRED STOCK:

STOCK SUBJECT TO CANCELLATION

      In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 479,801 shares are subject to cancellation but had not been returned to the Company for cancellation as of March 31, 1998.

STOCK PURCHASE AGREEMENT

      On November 6, 1996, a Stock Purchase Agreement between CSI and ZMAX was executed and the transaction was consummated. In return for all of the outstanding stock of CSI, ZMAX issued 3,200,000 shares of common stock to the two stockholders of CSI. At the closing, the former stockholders of CSI retained 400,000 shares of such ZMAX common stock and deposited their remaining 2,800,000 shares of ZMAX common stock (the "Restricted Stock") into an escrow subject to quarterly release of such shares back to the former CSI stockholders based upon the cash flows (as defined) of CSI. Under the terms of the Stock Purchase Agreement, one share of Restricted Stock will to be released to such stockholders for every $1.25 of cash flow generated by CSI. The former CSI stockholders are entitled to vote the shares of the Restricted Stock as well as to receive their respective pro rata share of any distributions or dividends declared thereon. The Restricted Stock is subject to forfeiture under certain conditions. The transaction was accounted for as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition).

      In 1998, ZMAX and the former CSI stockholders reformed certain of the agreements relating to ZMAX's acquisition of CSI to reflect the original intent of the parties. As a result, the original escrow to hold the Restricted Stock was replaced by the former CSI stockholders holding their shares of Restricted Stock. The amended agreements, however, provide for the lapse of such restrictions on transferability on November 6, 2001 if such restrictions have not already been released as a result of the CSI cash flow.

4.    COMMITMENTS AND CONTINGENCIES:

LITIGATION

      On April 17, 1997, Alan L. Leaven and Canadian Petroleum Corporation filed suit in the Third Judicial district Court of Salt Lake County, Utah against the Company (f/k/a Mediterranean Oil Corp., f/k/a Pandora, Inc.) and John Does. The complaint alleges various common law claims arising from the alleged untimely failure to remove legends restricting the transferability of shares of the Company's common stock that had been issued by the Company in payment of legal fees incurred. The plaintiffs have computed damages in the approximate amount of $87,000. The Company believes the complaint is without legal merit and will vigorously defend itself. The Company accrued $40,000 for legal expenses related to this issue in 1997. As of March 31, 1998, $9,744 had been incurred for this matter.

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and its Annual Report on Form 10-K for the year ended December 31, 1997.

      The information set forth below includes forward-looking statements relating to actual results that may differ from projected results. Some factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

      In view of the development costs relating to CSI's millennium services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as CSI increases its workforce in order to meet the future demand for its millennium services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of CSI's revenues are expected to be derived from a relatively small number of large-scale, comprehensive millennium conversion projects. Consequently, CSI's revenues and operating results are expected to be subject to substantial variations in any given year and from quarter to quarter.

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

      Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. The Amortization and depreciation expenses relate to property and equipment and intangible assets. As a result of its plan to expand its operations and to offer a wider range of information services, the Company expects these costs to increase.

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

RESULTS OF OPERATIONS

      REVENUES. Net revenues for the quarter ended March 31, 1998, were approximately $1.5 million. During the quarter ended March 31, 1997, the Company had not yet commenced operations and therefore had not recognized any revenues. The increase in revenues in 1998 was a result of the commencement of operations during the second quarter of 1997 with several contracts commencing during the fourth quarter of 1997 and continuing into the first quarter of 1998.

      GROSS PROFIT. Gross profit for the quarter ended March 31, 1998, was approximately 69.4% of revenues. The Company continues to face competition and there can be no assurances that the current levels of gross margin can be maintained.

      RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 1998 were approximately $128,000. During the first quarter of 1998, the company initiated efforts to refine its Year 2000 toolset and to prepare the toolset for potential licensing to end-users.

      SALES AND MARKETING. Sales and marketing expenses for the quarter ended March 31, 1998 were approximately $266,000 as compared to $158,000 during the quarter ended March 31, 1997. The increase related primarily to the increased size of the sales and marketing infrastructure including additional personnel, commissions and marketing expenses directly related to implemented the Company's sales strategy.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended March 31, 1998 were approximately $1.1 million as compared to $1.0 million during the quarter ended March 31, 1997. The 1997 expenses included $300,000 of stock compensation expense for services provided by a consultant. The remaining increase in expenses during the 1998 period is a result of increased staffing levels and the development of infrastructure for finance, administration, and general management activities to support the growth of the business.

      OTHER INCOME (EXPENSE). Other income for the quarter ended March 31, 1998 was approximately $33,000 as compared to other expenses of $839,000 during the quarter ended March 31, 1997. The decrease in expense in 1998 relates primarily to the elimination of &875,000 in interest expense related to the amortization of the deferred financing costs and the amortization of a discount on the convertible notes. The convertible notes were converted into common stock in April 1997.

      NET LOSS The net loss for the quarter ended March 31, 1998 was approximately $682,000 as compared to $2,144,000 for the quarter ended March 31, 1997. This decrease is primarily a result of the revenues that generated gross profit of approximately $1,058,000 and the reduction of interest expense of $875,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company, since inception has financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operations during the quarters ended March 31, 1998 and 1997 was $541,000 and $809,000 respectively. The decrease in cash used in operations during 1998 was primarily a result of the generation of gross profit which was offset by an increase in accounts receivable. Capital expenditures were approximately $54,000 and $172,000 for the quarters ended March 31, 1998 and 1997, respectively, and related primarily to the computer equipment purchased to support the increased number of employees.

      As of March 31, 1998, the Company had working capital of $4.8 million. The Company's primary source of liquidity consists of $5.5 million in cash and cash equivalents.

      The  market  for the  Company's  products  is  growing  rapidly  and the
Company's business environment is characterized by rapid technological changes. The Company requires substantial working capital to fund its
business,   particularly  to  finance   accounts   receivable,   research  and
development, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending to support research and development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources of cash. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

      The foregoing discussion contains forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe harbor created by those sections. The Company assumes no obligations to update the information contained in this press release. The Company's future results may be impacted by various important factors including, but not limited to, its ability to implement its provider deployment model, its lengthy sales cycle, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on sole and limited source suppliers and fluctuations in component pricing and its dependence on key employees and other risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II. OTHER INFORMATION


ITEM 6.     EXHIBIT AND REPORTS ON FORM 8-K

(a)         EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION

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

10.1 ZMAX Corporation 1997 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333- 29833).)*

10.2 Form of ZMAX Corporation 1997 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to
      Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

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

10.17 Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1997, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333- 29833).)

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

10.21 Reformation Agreement between ZMAX Corporation and Michael C. Higgins and Michael S. Cannon, dated as of March 31, 1998.

11.1  Statement regarding computation of earnings per share

21    Subsidiaries of ZMAX Corporation

27    Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

                  None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ZMAX Corporation


Date:  May 13, 1998              /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/G.W. NORMAN WAREHAM
                                 ----------------------
                                 G.W. Norman Wareham
                                 Vice President - Principal Financial Officer


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Accounting Officer