Form 10-Q
period 1999-09-30
ZMAX CORP
filed 1999-11-18
CIK 1034760

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           September 30, 1999
                                        --------------------------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    --------------

                        Commission file number 000-23967
                                               ---------

                                ZMAX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         52-2040275
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                      20251 Century Blvd. Germantown, MD 20874
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (301) 353-9500
                                                    ---------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No
     -------             -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1999; 12,949,913 shares of common stock, $.001 par value per share.

                                ZMAX CORPORATION

                                      INDEX

                                                                Page No.
                                                                --------
Part I.     FINANCIAL INFORMATION
---------------------------------

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 1999
        (unaudited) and December 31, 1998                           1

Consolidated Statements of Operations for the three and nine
        months ended September 30, 1999 and 1998 (unaudited)        2

Consolidated Statements of Cash Flows for the three and nine
        months ended September 30, 1999 and 1998 (unaudited)        3

Notes to Consolidated Financial Statements                          4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         9

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                16

Item 4. Submission of Matters to a Vote of Security Holders        16

Part II.    OTHER INFORMATION
-----------------------------

Item 5. Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                         18
----------

                          PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        ZMAX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                               1999                1998
                                                                                            ------------        ------------
                                             ASSETS                                         (UNAUDITED)
Current assets:
        Cash and cash equivalents                                                           $  4,474,618        $  4,521,126
        Accounts receivable, net                                                               5,848,940           2,545,659
        Prepaid expenses and other assets                                                        255,512             127,952
                                                                                            ------------        ------------

        Total current assets                                                                  10,579,070           7,194,737

Property and equipment, net                                                                      653,478             477,870
Intangible assets, net                                                                         8,630,363           9,740,217
Other assets                                                                                      25,230              33,538
                                                                                            ------------        ------------

         Total assets                                                                       $ 19,888,141        $ 17,446,362
                                                                                            ============        ============

                               LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities

         Accounts payable and accrued expenses                                              $  2,291,156        $  1,596,074
         Current portion of capital lease obligation                                             -                    35,519
                                                                                            ------------        ------------

         Total current liabilities                                                             2,291,156           1,631,593

Long-term capital lease obligation, net of current portion                                        61,341              34,716
                                                                                            ------------        ------------
         Total liabilities                                                                     2,352,497           1,666,309

Commitments and contingencies (Note 4)

Shareholders' equity
         Preferred stock, $0.001 par value, 10,000,000 shares authorized,
                none issued and outstanding                                                      -                   -
         Common stock, $0.001 par value, 50,000,000 shares authorized,
                12,949,913 and 13,117,214 shares issued and outstanding as of
                September 30, 1999 and December 31, 1998, respectively, none and
                167,301 shares subject to cancellation agreements
                as of September 30, 1999 and December 31, 1998, respectively                      12,950              13,117
         Additional paid-in capital                                                           41,763,268          41,763,101
         Accumulated deficit                                                                 (24,240,574)        (25,996,165)
                                                                                            ------------        ------------

         Total shareholders' equity                                                           17,535,644          15,780,053
                                                                                            ------------        ------------

Total liabilities & shareholders' equity                                                    $ 19,888,141        $ 17,446,362
                                                                                            ============        ============


      The accompanying notes are an integral part of these balance sheets.

                        ZMAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS                           NINE MONTHS
                                                                   ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                           --------------------------------       --------------------------------
                                                                1999                1998               1999                1998
                                                           ------------        ------------       ------------        ------------
                                                                       (UNAUDITED)                           (UNAUDITED)
Revenues:
           Professional Services                           $  8,052,063        $  2,581,139       $ 19,343,441        $  6,608,242
           Software                                           -                   -                    893,998           -
                                                           ------------        ------------       ------------        ------------
                    Total revenue                             8,052,063           2,581,139         20,237,439           6,608,242

Operating expenses:
          Cost of sales - Professional Services               3,610,179             755,387          8,777,687           2,065,210
          Cost of sales - Software                            -                   -                     39,733           -
          Research and development                               17,635             120,652            297,805             332,274
          Sales and marketing                                   635,852             298,090          1,853,178             839,636
          General and administrative                          2,309,181             734,766          6,277,601           2,645,398
          Depreciation and amortization                         430,097             327,527          1,251,299             953,408
                                                           ------------        ------------       ------------        ------------

                    Total operating expenses                  7,002,944           2,236,422         18,497,303           6,835,926
                                                           ------------        ------------       ------------        ------------

                    Income (loss) from operations             1,049,119             344,717          1,740,136            (227,684)

Other income (expenses):
            Interest income                                      40,922              55,483             93,031             198,036
            Interest expense                                       (471)                  -             (7,794)              1,990
            Other                                               (14,541)             20,663              1,764                 796
                                                           ------------        ------------       ------------        ------------

                     Total other income (expenses)               25,910              76,146             87,001             200,822
                                                           ------------        ------------       ------------        ------------

                     Income (loss)  before income taxes    $  1,075,029        $    420,863       $  1,827,137        $    (26,862)

Income taxes                                                     71,546           -                     71,546           -
                                                           ------------        ------------       ------------        ------------

Net income (loss)                                          $  1,003,483        $    420,863       $  1,755,591        $    (26,862)
                                                           ============        ============       ============        ============

Basic net income (loss) per share                          $       0.08        $       0.04       $       0.14        $      (0.00)
                                                           ============        ============       ============        ============

Basic weighted average shares outstanding                    12,949,913          11,249,913         12,949,913          10,325,913
                                                           ============        ============       ============        ============

Diluted net income (loss) per share                        $       0.08        $       0.04       $       0.14        $      (0.00)
                                                           ============        ============       ============        ============

Diluted weighted average shares outstanding                  12,989,865          11,250,287         13,001,077          10,325,913
                                                           ============        ============       ============        ============

        The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS                        NINE MONTHS
                                                                        ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                    ----------------------------      ----------------------------
                                                                        1999             1998             1999              1998
                                                                    -----------      -----------      -----------      -----------
                                                                             (UNAUDITED)                       (UNAUDITED)
Cash flows from operating activities:

    Net income (loss)                                               $ 1,003,483      $   420,863      $ 1,755,591      $   (26,862)
    Adjustments to reconcile loss to net cash
        Depreciation and amortization expense                           430,097          327,527        1,251,299          953,408

    Changes in assets and liabilities
        Accounts receivable                                          (1,243,434)        (236,509)      (3,303,281)      (1,667,888)
        Prepaid expenses and other assets                               113,223           33,634         (127,560)         (14,370)
        Accounts payable and accrued expenses                           183,346         (324,910)         695,082           34,675
        Customer deposits                                               -               (405,400)         -               (628,369)
                                                                    -----------      -----------      -----------      -----------

            Net cash provided by (used in) operating activities         486,715         (184,795)         271,131       (1,349,405)
                                                                    -----------      -----------      -----------      -----------

    Net cash used in investing activities:
        Purchases of property and equipment                            (201,868)          (9,663)        (282,120)         (84,608)
                                                                    -----------      -----------      -----------      -----------

            Net cash used in investing activities                      (201,868)          (9,663)        (282,120)         (84,608)
                                                                    -----------      -----------      -----------      -----------

    Net cash used in financing activities
        Net payments on long-term obligations                           (52,718)          -              (35,519)        (539,541)
                                                                    -----------      -----------      -----------      -----------

            Net cash used in financing activities                       (52,718)          -              (35,519)        (539,541)
                                                                    -----------      -----------      -----------      -----------

    Net increase (decrease) in cash                                     232,129         (194,458)         (46,508)      (1,973,554)
                                                                    -----------      -----------      -----------      -----------

    Cash, beginning of period                                         4,242,489        4,625,988        4,521,126        6,405,084
                                                                    -----------      -----------      -----------      -----------

    Cash, end of period                                             $ 4,474,618      $ 4,431,530      $ 4,474,618      $ 4,431,530
                                                                    ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                        ZMAX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of ZMAX Corporation ("ZMAX" or the "Company"), as of December 31, 1998, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Nature of Operations

        On November 6, 1996, ZMAX Corporation ("ZMAX" or the "Company"), which was then a shell company listed on the OTC Bulletin Board, acquired 100% of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995, to perform computer re-engineering with a focus on providing a solution to the Year 2000 problem.

        For financial reporting purposes, this acquisition was treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition). Accordingly, the historical financial statements of ZMAX prior to November 6, 1996, are the historical financial statements of CSI. The accompanying consolidated financial statements include all of the accounts of CSI and the accounts of ZMAX since the acquisition on November 6, 1996. On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. ("Eclipse"). The accompanying consolidated financial statements include the accounts of Eclipse since the date of acquisition. All significant inter-company amounts have been eliminated. On October 1, 1999, ZMAX acquired Parker Management Consultants, Ltd. ("Parker"). The accompanying consolidated financial statements do not include the accounts of Parker as the acquisition occurred subsequent to the reporting period.

        During 1998, the Company's revenue was derived primarily from Year 2000 services. The Company also began licensing a Year 2000 software tool during 1998; however, such licensing revenue was not significant in 1998. In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performs management and information systems consulting services. The acquisition of Parker in October 1999 continued this operational expansion as Parker also performs management and information consulting services. This continues the Company's shift away from a millenium services based business.

        The Company has announced that as of January 1, 2000, the three current wholly-owned subsidiaries will become one operating company name "WidePoint".

        While the Company's revenue in 1998 was primarily derived from its Year 2000 or "millennium" services there can be no assurance that the Company will be successful in diversifying through acquisitions and developing additional post-Year 2000 services. Further, the failure of the Company's Year 2000 methodology and tools to function properly or the existence of significant errors or problems following completion of millennium conversions or other associated Year 2000 work performed by the Company could necessitate significant expenditures by the Company to remedy the problem. The consequences of failures, errors or problems could materially and adversely affect the Company's business, operating results and financial condition.

        The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology, business integration, current and potential competitors with greater financial, technological, production and marketing resources, reliance on certain significant customers, the need to develop additional products and services, limited protection of proprietary information, the risk of third party claims of infringement, potential contract liability related to the Company's access to key aspects of customers' computer systems, dependence upon strategic alliances, the need for additional technical personnel, dependence on key management personnel, management of growth, uncertainty of future profitability and possible fluctuations in financial results. The Company may also require additional capital that may not be available to it. In addition, there are risks associated with the market activity in ZMAX common stock because it has historically been thinly traded and due to a concentration of ownership within in a limited number of shareholders.

2.      SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

        Investments with original maturities of three months or less are considered cash equivalents for the purpose of these financial statements.

Asset impairment

        The Company anticipates that it may have an asset impairment during the fourth quarter of 1999 related to its Y2K related intangible assets under the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of". This impairment will occur because of the shift in the Company's business and the resulting impairment of certain assets which will no longer be used. It's anticipated this write-off will be between $1.0 and $2.0 million during the fourth quarter of 1999.

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

        Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized during the period presented but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 1999 and December 31, 1998, unbilled accounts receivable totaled approximately $196,694 and $410,178, respectively.

Significant Customers

        For the three months ended September 30, 1999, two customers individually represented 23% and 10% of revenue. For three months ended September 30, 1998, three customers individually represented 51%, 15% and 14% of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from relatively large companies in a variety of industries, or state, federal, or other national governments. As of September 30, 1999, two customers individually represented 32% and 12% of accounts receivable. As of September 30, 1998, two customers individually represented 76% and 15% of accounts receivable.

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

Basic and Diluted Net Income (Loss) Per Share

        Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,788,300 and 1,984,800 shares of common stock outstanding at September 30, 1999 and 1998, respectively, has not been included in the calculation of the net loss per share as such effect would be anti-dilutive. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation. The calculation of the basic and diluted weighted average shares is shown below:

                         ZMAX CORPORATION AND SUBSIDIARY

          CALCULATION OF BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
                                   (UNAUDITED)

                                                        THREE MONTHS                        NINE MONTHS
                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                  ---------------------------      ----------------------------
                                                     1999             1998             1999             1998
                                                  -----------     -----------      -----------      -----------
                                                           (UNAUDITED)                      (UNAUDITED)
Weighted average share calculations
-----------------------------------

Weighted average shares of common stock
        Outstanding                                12,949,913      11,729,714       13,014,974       10,805,714

Less: Average number of cancelable shares
        common stock outstanding                      -              (479,801)         (65,061)        (479,801)
                                                  -----------     -----------      -----------      -----------

Basic weighted average shares outstanding          12,949,913      11,249,913       12,949,913       10,325,913

Treasury stock effect of options and warrants          39,952             374           51,164          -
                                                  -----------     -----------      -----------      -----------

Diluted weighted average shares outstanding:       12,989,865      11,250,287       13,001,077       10,325,913
                                                  ===========     ===========      ===========      ===========

New Accounting Pronouncements

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has had no impact on the Company's results of operations, financial position or cash flows.

        In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of

Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria of the SOP are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon the initial application of the SOP. The adoption of SOP 98-1 has not had a material impact on the Company's results of operations, financial position or cash flows.

3.      STOCK SUBJECT TO CANCELLATION

        In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of ZMAX common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 312,500 shares were returned to the Company and canceled in December 1998. The remaining 167,301 were returned to the Company and canceled in April 1999.

4.      COMMITMENTS AND CONTINGENCIES:

Litigation

        The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying financial statements.

5.       STOCK WARRANTS

The Company presently has stock warrants to purchase 340,800 shares of common stock outstanding. 140,800 of these warrants remain outstanding from the exchange of the convertible debentures which occurred in November 1997. These warrants have an exercise price of $8.00 per share and expire during the fourth quarter of 1999. On September 20, 1999, the Company issued stock warrants to purchase 200,000 shares of common stock at $2.75, s per share amount that exceeded the stock's trading price on that date, to an international investment banking firm they have hired to provided investment banking, mergers and acquisitions and strategic planning services.

6.       SUBSEQUENT EVENT

On October 1, 1999, ZMAX acquired all of the outstanding common stock of Parker and one of its affiliates for $1.5 million in cash, a $3.0 million promissory note and a stock warrant to purchase 200,000 shares of ZMAX common stock at $5.00 per share.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The information set forth below includes forward-looking statements relating to projected results that may differ from actual results. Some factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        ZMAX Corporation ("ZMAX" or the " Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the stock of Century Services, Inc. ("CSI"). In December 1998, the Company acquired all of the stock of Eclipse Information Systems, Inc. ("Eclipse"). In October 1999, the Company acquired all of the stock of Parker Management Consulting, Ltd. ("Parker") and one of its affiliates.

        On October 1, 1999 ZMAX acquired 100% of the issued and outstanding capital stock of Parker, through the payment of up to $1,500,000 in cash, 10% of which is held in escrow subject to post-closing adjustments, the issuance of a three-year note in the principal amount of $3,000,000 with interest payable quarterly at 6%, and the issuance of a warrant to purchase 200,000 shares of the Company's common stock at $5.00 per share. The results of operations of Parker are not included in the financial statements of ZMAX as the acquisition occurred subsequent to the close of the quarter. Parker markets IT consulting services that specialize in delivering Enterprise Resource Planning ("ERP") solutions to a variety of commercial companies.

        On December 14, 1998 ZMAX acquired all of the outstanding capital stock of Eclipse. The results of operations of Eclipse are included in the financial statements of ZMAX from the date of acquisition. Eclipse markets IT consulting services to a variety of commercial companies through a series of technology practices that specialize in delivering solutions focused on distributed client server environments. Eclipse provides services in ERP packaged solutions, internet and intranet solutions, network solutions, client server solutions, and AS/400 solutions.

        On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Prior to this transaction, ZMAX had no operations and its activities consisted of efforts to establish or acquire a new business and to raise capital. CSI was a privately held company formed on December 13, 1995 which specializes in assisting business organizations and government agencies with what has become popularly known as the "Year 2000" problem ("Y2K"). For financial reporting purposes, the acquisition was treated as a recapitalization of CSI with CSI as the acquirer (a reverse acquisition).

        CSI markets Y2K services to a variety of commercial and government organizations. The Company believes some demand for Y2K services may continue to exist after the Year 2000; however, the Company is not presently anticipating for any such revenues into 2000 and beyond. CSI plans to pursue business opportunities unrelated to the Y2K problem in the information services market and to develop products and services to take advantage of these opportunities, such as migrating a client's software application from a mainframe to a client-server environment. With the recent acquisitions of Eclipse and Parker, the Company believes synergistic benefits may be realized as the two organizations further develop additional services and technologies together.

        Through December 31, 1998, the Company's revenues were generated primarily from CSI's consulting and conversion fees and software sales related to Y2K services. With the acquisitions of Eclipse and Parker, along with its plans to continue to diversify, the Company's 1999 revenues have been less concentrated on Y2K products and commencing in 2000, the Company expects its business will be entirely focused on information services.

        In the next three months, the Company intends to integrate the services of Eclipse's and Parker's with that of CSI's. The Company intends to operate the three current wholly-owned subsidiaries, effective January 1, 2000, through one operating company to be named "WidePoint". WidePoint will be a wholly-owned subsidiary of ZMAX. WidePoint's primary services will focus on three core practices: Enterprise Resource Planning ("ERP"), Enterprise Application Integration ("EAI"), and Internet Application Integration ("IAI") services. The Company also intends to expand the geographic reach of WidePoint through the opening of other offices in key markets or through other acquisitions. In the nine months ended September 30, 1999 the Company has opened new offices in Minneapolis, Detroit, and Boston. The acquisition of Parker adds Houston as an additional office. Parker's Laurel, Maryland office will be integrated into CSI's Germantown, Maryland office. Further, it is the intent of the Company in the Spring of 2000 to ask the stockholders to vote upon and approve the change of the Company's name from ZMAX to WidePoint, at which time the Company will change its stock symbol and institute a new corporate identity program to integrate the new name.

        In view of these investments the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in non-Y2K services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, a large percentage of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 1999 Compared to the Quarter Ended September 30, 1998

        Revenue. Revenue for the quarter ended September 30, 1999, was approximately $8,052,000, an increase of approximately $5,471,000 over revenue of approximately $2,581,000 for the quarter ended September 30, 1998. The increase in revenue during the third quarter of 1999 was a result of increased sales activity of independent validation and verification consulting services, general IT consulting services generated from the acquistion of Eclipse, and increases in sales of services related to the Company's new internet development services as compared to the Company's limited Y2K service offerings available during the quarter ended September 30, 1998.

        Gross profit. Gross profit for the quarter ended September 30, 1999, was approximately $4,442,000, or 55% of revenues, an increase of approximately $2,616,000 over gross profit of approximately $1,826,000, or 71% of revenues, for the quarter ended September 30, 1998. The increase in the gross profit during the quarter ended September 30, 1999, was a result of increased revenues; however, the decrease in gross profit as a percentage of revenue is a result of increased non-Y2K related IT consulting work. IT consulting typically has lower margins than Y2K services.

        Research and development. Research and development expenses for the quarter ended September 30, 1999, were approximately $18,000, or 0.2% of revenues, a decrease of approximately $103,000, from approximately $121,000, or 5% of revenues, for the quarter ended September 30, 1998. The Company initiated efforts in the third quarter of 1998 to market a validation and verification toolset that the Company developed using aspects of the Company's VISION 2000(TM) toolsuite. The Company was successful in marketing the toolset through the second quarter of 1999, but is currently incurring only minimal expenditures in research and development of the toolsuite at this time.

        Sales and marketing. Sales and marketing expenses for the quarter ended September 30, 1999, were approximately $636,000, or 8% of revenues, an increase of approximately $338,000, from approximately $298,000 of such expenses, or 12% of revenues, for the quarter ended September 30, 1998. The increase in sales and marketing expenses for the third quarter of 1999 was primarily attributable to the acquisition of Eclipse, commission expenses related to increased sales revenue, and further investments in marketing efforts related to the Company's expanding services.

        General and administrative. General and administrative expenses for the quarter ended September 30, 1999, were approximately $2,309,000, or 29% of revenues, this represents an increase of approximately $1,574,000, as compared to approximately $735,000 of such expenses, or 28% of revenues, for the quarter ended September 30, 1998. The increase in general and administrative expenses for the quarter ended September 30, 1999 was primarily attributable to expenses associated with the on-going operations of Eclipse and the costs associated with the continued investments and operational expenses associated with the recently opened

Minneapolis, Boston, and Detroit offices. The Company anticipates additional investments will be made as it expands its presence throughout the United States with new offices and acquisitions.

        Depreciation and amortization. Depreciation and amortization expense for the quarter ended September 30, 1999, was approximately $430,000, or 5% of revenues, an increase of approximately $102,000, as compared to approximately $328,000 of such expenses, or 13% of revenues, for the quarter ended September 30, 1998. The increase in depreciation and amortization expense for the three months ended September 30, 1999 was primarily attributable to an increase in depreciable assets and intangibles associated with the acquisition of Eclipse.

        Other income (expense). Other income (expense) for the quarter ended September 30, 1999, was approximately $26,000, or 0.3% of revenues, a decrease of approximately $50,000 as compared to approximately $76,000, or 3% of revenues, for the quarter ended September 30, 1998. The decrease in other income for the quarter ended September 30, 1999 was primarily attributable to lesser amounts of cash available for investment during the quarter ended September 30, 1999.

        EBITDA (earnings before interest, taxes, depreciation, and amortization) As a result of the above, the EBITDA for the quarter ended September 30, 1999, was approximately $1,479,000. This represented an increase of approximately $807,000 as compared to the EBITDA of approximately $672,000 for the quarter ended September 30, 1998.

        Net income (loss). As a result of the above, the net income for the quarter ended September 30, 1999, was approximately $1,003,000, or 12% of revenues, an increase of approximately $582,000, as compared to the net income of approximately $421,000, or 16% of revenues, for the quarter ended September 30, 1998.

For the Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

        Revenue. Revenue for the nine months ended September 30, 1999, was approximately $20,237,000, an increase of approximately $13,629,000 over revenue of approximately $6,608,000 for the nine months ended September 30, 1998. The increase in revenue during the first nine months of 1999 was a result of increased sales activity of Y2K services as compared to 1998, revenue generated from the licensing of the Company's proprietrary software tool during the first half of 1999, and additional IT consulting revenues generated from the Company's acquisition of Eclipse in December 1998.

        Gross profit. Gross profit for the nine months ended September 30, 1999, was approximately $11,420,000, or 56% of revenues, an increase of approximately $6,877,000 over gross profit of approximately $4,543,000, or 69% of revenues, for the nine months ended September 30, 1998. The increase in gross profitability during the nine months ended September 30, 1999, was a result of increased revenues; however, the decrease in gross profit as a percentage of revenue is a result of increased IT consulting work as part of the Eclipse acquisition. IT consulting typically has lower margins than Y2K services.

        Research and development. Research and development expenses for the nine months ended September 30, 1999, were approximately $298,000, or 2% of revenues. Research and development expenses for the nine months ended September 30, 1998, were approximately $332,000, or 5% of revenues. The Company initiated efforts in the third quarter of 1998 to market a validation and verification toolset that the Company developed using aspects of the Company's VISION 2000(TM) toolsuite. The Company was successful in marketing the toolset through the second quarter of 1999, but is currently incurring minimal expenditures in research and development of the toolsuite at this time.

        Sales and marketing. Sales and marketing expenses for the nine months ended September 30, 1999, were approximately $1,853,000, or 9% of revenues, an increase of approximately $1,013,000, from approximately $840,000 of such expenses, or 13% of revenues, for the nine months ended September 30, 1998. The increase in sales and marketing expenses during the nine months ended September 30, 1999 was primarily attributable to the acquisition of Eclipse, commission expenses related to increased sales revenue, and further investments in marketing efforts related to the Company's services.

        General and administrative. General and administrative expenses for the nine months ended September 30, 1999, were approximately $6,278,000, or 31% of revenues, an increase of approximately $3,632,000, as compared to approximately $2,645,000 of such expenses, or 40% of revenues, for the nine months ended September 30, 1998. The increase in general and administrative expenses for the nine months ended September 30, 1999 was primarily attributable to general and administrative expenses associated with the continued investments and operational expenses associated with the recently opened Minneapolis, Boston, and Detroit offices. The Company anticipates additional investments will be made as it expands its presence throughout the United States with new offices and acquisitions.

        Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 1999, were approximately $1,251,000, or 6% of revenues, an increase of approximately $298,000, as compared to approximately $953,000 of such expenses, or 15% of revenues, for the nine months ended September 30, 1998. The increase in depreciation and amortization expenses for the nine months ended September 30, 1999 was primarily attributable to an increase in depreciable assets and intangibles associated with the acquisition of Eclipse.

        Other income (expense). Other income for the nine months ended September 30, 1999, was approximately $87,000, or 0.4% of revenues, a decrease of approximately $114,000 as compared to approximately $201,000, or 3% of revenues, for the nine months ended September 30, 1998. The decrease in other income for the nine months ended September 30, 1999 was primarily attributable to lesser amounts of cash available for investment during 1999.

        EBITDA (earnings before interest, taxes, depreciation, and amortization) As a result of the above, EBITDA for the nine months ended September 30, 1999 was approximately $2,991,000.

This represented an increase of approximately $2,258,000 as compared to EBITDA of approximately $726,000 for the nine months ending September 30, 1998.

        Net income (loss). As a result of the above, the net income for the nine months ended September 30, 1999, was approximately $1,756,000, or 9% of revenues, an increase of approximately $1,782,000, as compared to the net loss of approximately $27,000, or 0.4% of revenues, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has, since its inception, financed its operations and capital expenditures through the sale of stock, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash generated from operations during the quarter ended September 30, 1999, was approximately $487,000 as compared to approximately $185,000 of cash used in operations for the quarter ended September 30, 1998.

        Capital expenditures were approximately $200,000 for the quarter ended September 30, 1999, as compared to approximately $10,000 during the quarter ended September 30, 1998. The increase in capital expenditures during 1999 is related primarily to the ongoing purchase requirements for computer equipment for Company personnel in new offices and infrastructure improvement projects.

        As of September 30, 1999, the Company had working capital of approximately $8,288,000. The Company's primary source of liquidity consists of approximately $4,475,000 in cash and cash equivalents and approximately $5,849,000 of account receivable.

        On September 20, 1999, the Company entered into an agreement with Pennsylvania Merchants Group ("PMG") to provide investment banking, mergers and acquisitions, and strategic planning services. PMG is an international investment banking firm that specializes in high technology and emerging growth companies. The term of the agreement is for two years and PMG will be compensated $5,000 per month, plus a one time grant of a warrant to purchase 200,000 shares of ZMAX Common Stock at $2.75 per share. The warrant is not exercisable until September 20, 2000.

        The market for the Company's products is expanding and the Company's business environment is characterized by rapid technological changes. The Company requires substantial working capital to fund its business, particularly to finance accounts receivable, sales and marketing efforts, research and development, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending to support research and development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its strategy to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

        Inflation has not had a significant effect on the Company's operations, as increased costs to the Company have generally been offset by increased prices of products and services sold.

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

        The Company is an information technology ("IT") corporation which is in the business of performing evaluation, testing and re-engineering services in providing solutions to the Year 2000 problem. The Company owns, markets, utilizes and licenses the use by others of its proprietary Year 2000 software re-engineering tools and methodologies. The Company's management believes that its operating and information systems are Year 2000 compliant. The Company expects no material impact on its operating and information systems from the Year 2000 issue.

        This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

        Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions the Company expects these costs to increase in absolute dollars, while decreasing as a percentage of revenue.

        The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is fixed, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon the completion of the project within the budgeted number of staff hours and within the agreed upon time frame. To date, the Company has been able to generate high operating margins through efficiencies achieved by the use of the Company's proprietary software tools, by completing fixed fee projects within budget, and by effectively managing general overhead costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            NOT APPLICABLE

ITEM 4.     VOTE

      No matters were submitted to a vote of the registant's shareholders during the third quarter of 1999.

PART II. OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

        The following exhibit is filed herewith:
           27 - Financial Data Schedule

(b)        Reports on Form 8-K

        On October 15, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting its acquisition on October 1, 1999, of Parker Management Consultants, Ltd., a Delaware corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZMAX Corporation

Date:   November 15, 1999                     /s/ MICHAEL C. Higgins
                                              ----------------------
                                           Michael C. Higgins
                                           President

                                           /s/ JAMES T. MCCUBBIN
                                           ----------------------
                                           James T. McCubbin
                                           Vice President - Principal Financial
                                               and Accounting Officer