Form 10-K
period 1999-12-31
ZMAX CORP
filed 2000-03-30
CIK 1034760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ______________ .
                        Commission File Number 000-23967

                                ZMAX CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)

          Delaware                                   52-2040275
-------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)

      20251 Century Blvd., Germantown, MD                 20874
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's phone number, including area code:             (301) 353-9500
                                                            ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:         Yes   X       No
                                                      --------     -------

       The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of March 27, 2000 by non-affiliates of the registrant was approximately $46,172,633 based on the average bid and asked prices of the Common Stock on such date.

       As of March 27, 2000, the registrant had 12,984,913 shares of its Common Stock issued and outstanding.

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

                       DOCUMENTS INCORPORATED BY REFERENCE


       The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement or amendment hereto which will be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 1. BUSINESS

INTRODUCTION

ZMAX Corporation ("ZMAX" or the "Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("EIS"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint") with the intent of consolidating all of the Company's IT services into this subsidiary in 2000. Further, it is the intent of the Company at its next Annual Meeting of Shareholders in May 2000 to vote upon a motion to change the name of the Company from ZMAX to WidePoint.

BUSINESS STRATEGY

The Company believes the current market for IT services is rapidly changing and expanding due primarily to the Internet's opportunities and challenges. The influence of the Internet, in our opinion, offers significant opportunities for growth in the IT services marketplace.

In order to capitalize on the Internet revolution, the Company evolved itself from a Year 2000 strategic solutions provider through only CSI to an e-value chain solutions provider through its acquisitions of EIS and PMC, its transformation of CSI's core business and its establishment of WidePoint. The e-value chain encompasses internal and external Business to Business ("B2B") and Business to Customer ("B2C") operations, core Enterprise Resource Planning ("ERP") systems as the backbone of the e-value chain, B2B vendor/supplier facing systems, and B2B/B2C customer facing systems.

The Company is focusing on three strategic service areas that will support the Company's goal of becoming a premier supplier of e-value chain solutions to the mid-market. These three strategic service areas are e-technologies, Enterprise Application Integration ("EAI") and Enterprise Resource Planning
("ERP").

The Company's e-technologies practice specializes in providing strategic, technical and creative expertise in every realm of e-business. The Company carefully balances strategy, creativity and technology to develop an e-solution that makes the most business sense for the Company's clients now and in the future. The strategic acquisition of EIS in December 1998 gave the Company the resources and expertise to peruse this lucrative area of Internet consulting. Since its acquisition, EIS has been strategically focused on e-business solutions. The Company's core expertise, both professionally and technically, has been expanded to create a critical mass of experienced and qualified e-business consultants.

The Company's EAI practice specializes in providing application integrations solutions across an entire enterprise. This integration includes all software packages which are utilized within an enterprise, being both internally created and externally licensed software packages, on virtually any hardware platform. The Company is utilizing the internal expertise of the professional and technical staff of CSI in focusing on the EAI solutions marketplace.

The Company's ERP practice specializes in providing enterprise resource planning for the entire e-value chain, from Supply Chain Management ("SCM") to Customer Relationship Management ("CRM"). The acquisition of PMC has strategically positioned the Company to focus on the ERP area.

To support its targeted growth plans, the Company's business strategy incorporates seeding internal growth with focused sales and marketing and selecting potential acquisitions that can supplement and expand the Company's skills base and regional exposure. The Company believes that a strong regional presence and focused sales and marketing effort enable the Company to service larger national accounts that may generate greater revenues.

The Company's ability to expand successfully by internal development and strategic acquisitions depends on many factors, including the identification and acquisition of proper businesses and successful strategic sales and marketing efforts. Any difficulties encountered in the expansion of the Company through internal development and/or acquisition could have an adverse impact on the Company's revenues and operating results.

CLIENTS

The Company's client list includes an expanding number of companies that are ready to take advantage of the Internet and e-value chain to change the way they conduct business. The client base of the Company is located predominately throughout North America, together with periodic clients in Europe. The Company has noteworthy experience and expertise in the successful completion of projects in the following industries: manufacturing, consumer product goods/retail, direct marketing, healthcare and state government areas.

Historically the Company derived, and may in the future derive, a significant percentage of its total revenues from a relatively small number of clients. During 1999, two customers individually represented 12 and 11 percent of revenues for that year. During 1998, three customers individually represented 41, 18, and 11 percent of revenues for that year. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

MARKETING AND SALES

The Company focuses its sales and marketing efforts on mid-market corporations with significant IT budgets and requirements. While the Company performs work for companies in many various industries, the majority of the Company's revenues for 1999 were derived from contracts and projects with state governments, manufacturing clients, consumer product goods/retail clients and healthcare corporations.

The Company markets its solutions through its direct sales force and alliances with a number of strategic partnerships. The direct sales force is responsible for providing highly responsive quality service and ensuring client satisfaction with the Company's services. The Company's strategic partnerships provide the Company with additional access to potential clients that would have otherwise been more difficult for the Company's direct sales force to penetrate without such strategic partnerships.

COMPETITION

The market for the services that the Company provides is highly competitive, includes a large number of competitors and is subject to rapid change. The primary competitors of the Company include participants from a variety of market segments, including publicly and privately held firms, "Big Five" accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies from foreign countries are also targeting this market.

INTELLECTUAL PROPERTY

The Company's intellectual property primarily consists of methodologies developed for use in ERP Implementations and e-Technologies. The Company does not have any patents and relies upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect its ownership of its proprietary methodologies and exclusive rights to its software tool suite. The Company generally enters into nondisclosure and confidentiality agreements with its employees, partners, independent sales agents and clients. As the number of competitors providing services similar to the services of the Company increases, the likelihood of similar tools and methodologies being used by competitors increases. Although the Company's methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim against the Company, any infringement claim or litigation against the Company could materially adversely affect the Company's business, operating results and financial condition.

PERSONNEL

As of December 31, 1999 the Company had 191 full time employees including 26 persons in sales, 126 persons in operations and 39 persons in management and administration. The

Company also employs consultants and temporary employees.

The Company believes that its future success will depend in part on its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business. The Company generally does not have employment contracts with its key employees. However, the Company does have confidentiality and non-disclosure agreements with many of its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

The principal executive office of the Company is located at 20251 Century Boulevard, Germantown, Maryland 20874, in approximately 13,000 square feet through a sublease that expires September 30, 2000. The Company's annual rent for the property in 1999 was $88,013.00. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office. The Company is currently negotiating an extension of its current sublease for this office.

At December 31, 1999, the Company leased and maintained sales and support offices in more than six locations in the United States. The aggregate annual rental expense for the Company's six other branch offices was approximately $220,286.25 in 1999. For additional information regarding the Company's lease obligations, see Note 9 of "Notes to Consolidated Financial Statements. "

The Company anticipates entering into leases for new facilities and potentially expanding its current facilities to accommodate the expected continued growth of the Company. The Company believes that it can obtain the additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings except as described below.

In December 1999, a third-party complaint was filed against PMC by a former client. The complaint alleges, among other things, breach of contract pertaining to the implementation by PMC of an enterprise resource planning software application first provided by Oracle Corporation. In the complaint, the former client is seeking approximately $10.0 million in total damages from PMC and Oracle Corporation. The complaint relates to work completed by PMC prior to the acquisition of PMC by the Company. Under the terms of the purchase agreement under which the Company acquired PMC, the former sole shareholder of PMC has indemnified the Company against damages related to this complaint. The former sole shareholder of PMC has retained and paid for legal counsel to defend PMC and intends to vigorously defend PMC against this complaint. In the opinion of management, the Company will not incur a material loss related to this legal matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ SmallCap Market under the symbol "ZMAX" and the Frankfurt and Berlin exchanges under the symbol "ZMX". From August 20, 1996 to May 18, 1998 the Company's Common Stock was quoted on the NASD OTC Bulletin Board under the symbol "ZMAX". Prior to August 20, 1996 the Company's Common Stock was traded on the NASD OTC Bulletin Board under the trading symbols of "MEDO" and "ORYX.

The stock prices listed below, which have been adjusted for a 1 for 80 reverse stock split of the Company's Common Stock as of August 27, 1996, represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

                      1999               High                       Low
      -------------------------------------------------------------------------
      First Quarter                      $  3.38                 $  1.94
      Second Quarter                        3.63                    2.03
      Third Quarter                         4.19                    2.25
      Fourth Quarter                        5.94                    3.25

                      1998               High                       Low
      -------------------------------------------------------------------------
      First Quarter                      $  8.11                 $  5.06
      Second Quarter                       10.63                    5.03
      Third Quarter                         7.19                    2.75
      Fourth Quarter                        5.25                    2.63

       As of March 27, 2000 there were 162 holders of record of the Common
Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

The tables below presents selected historical financial data of ZMAX. The ZMAX historical data for the years ended December 31, 1999, 1998, 1997 and 1996 are derived from the historical financial statements of ZMAX Corporation as audited by Arthur Andersen LLP, included elsewhere in this Form 10-K.

On September 30, 1999, ZMAX acquired Parker Management Consulting, Ltd. ("PMC"), a Delaware corporation. The accompanying financial data include the accounts of PMC since the date of acquisition. A further description of this transaction is set forth in the Company's Form 8-K/A filed on December 15, 1999 with the Securities and Exchange Commission.

On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. ("EIS"), an Illinois corporation. The accompanying financial data include the accounts of EIS since the date of acquisition. A further description of this transaction is set forth in the Company's Form 8-K/A filed on March 1, 1999 with the Securities and Exchange Commission.

On November 6, 1996, ZMAX, which was then a shell company listed on the OTC Bulletin Board, acquired Century Services, Inc. ("CSI"), a Maryland corporation. CSI was a privately held company formed on December 13, 1995. For financial reporting purposes, the acquisition has been treated as a recapitalization of CSI with CSI as the acquiror (a reverse acquisition). Accordingly, the historical financial statements of ZMAX prior to the November 6, 1996 are the historical financial statements of CSI. The accompanying selected financial data include all of the accounts of CSI and ZMAX for the period from the acquisition on November 6, 1996, through December 31, 1999. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                       1999                 1998                 1997                 1996
                                                   ------------         ------------         ------------         ------------
STATEMENT OF OPERATIONS DATA:
Revenues                                           $ 27,196,125         $  9,916,276         $  1,425,360        $           -
Cost of revenues                                     12,140,007            3,478,982              667,098                    -
Research and development expense                        325,651              473,362                    -                    -
Sales and marketing expense                           2,617,117            1,190,548            1,110,655              228,803
General and administrative expense                    9,701,672            3,515,391            4,148,421            1,069,681
Employee stock compensation expense                           -              534,384                    -                    -
Impairment of long-term assets                        1,703,825                    -                    -                    -
Depreciation and amortization                         1,817,329            1,268,338            1,008,864              193,533
                                                   ------------         ------------         ------------         ------------
          Loss from operations                       (1,109,476)            (544,729)          (5,509,678)          (1,492,017)
                                                   ------------         ------------         ------------         ------------
Other income (expense):
Interest income                                         161,123              270,337              137,814               14,248
Interest expense                                        (76,296)              (9,140)          (1,366,479)          (7,125,386)
Other                                                   (33,756)                 821           (7,468,356)          (2,903,600)
                                                   ------------         ------------         ------------         ------------
          Net loss before income taxes               (1,058,405)            (282,711)         (14,206,699)         (11,506,755)

Income taxes                                             37,648                    -                    -                    -
                                                   ------------         ------------         ------------         ------------
Net loss                                           $ (1,096,053)        $   (282,711)        $(14,206,699)        $(11,506,755)
                                                   ============         ============         ============         ============


          Basic and diluted loss per share         $      (0.08)        $      (0.03)        $      (2.58)        $     (13.45)
                                                   ============         ============         ============         ============


          Basic and diluted weighted average
              shares outstanding                     12,949,913           10,638,680            5,502,668              855,712
                                                   ============         ============         ============         ============


OPERATING AND OTHER DATA

Revenues                                           $ 27,196,125         $  9,916,276         $  1,425,360         $          -
Cost of revenues                                     12,140,007            3,478,982              667,098                    -
Gross margin                                              55.3%                64.9%                53.2%                    -
EBITDA(1)                                             2,411,678            1,257,993           (4,500,814)          (1,298,484)
EBITDA margin                                              8.9%                12.7%              (315.8%)                   -



                                                                                 DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                       1999                 1998                 1997                 1996
                                                   ------------         ------------         ------------         ------------
BALANCE SHEET DATA:
Cash and cash equivalents                          $  4,226,434         $  4,521,126         $  6,405,084         $  4,842,169
Working capital                                       5,911,264            5,563,144            5,262,151            2,725,534
Total assets                                         20,988,956           17,446,362           11,870,077            8,592,042
Total liabilities                                     6,145,543            1,666,309            2,291,697            8,172,254
Accumulated deficit                                 (27,092,218)         (25,996,165)         (25,713,454)         (11,506,755)
Total stockholders' equity                           14,843,413           15,780,053            9,578,380              419,788



Notes to Selected Consolidated Financial and Operating Data:

(1) EBITDA (earnings before interest, taxes, depreciation and amortization, and certain one-time charges), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of performance in many industries. EBITDA should not be considered in isolation or as an alternative to net income (loss), income (loss) from operations, cash flows from operating activities, or any other measure of performance under GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

        The information set forth below includes forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

ZMAX Corporation ("ZMAX" or the "Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("EIS"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint") with the intent of consolidating all of the Company's IT services into this subsidiary in 2000. Further, it is the intent of the Company at its next Annual Meeting of Shareholders in May 2000 to vote upon a motion to change the name of the Company from ZMAX to WidePoint.

On October 1, 1999, ZMAX acquired all of the outstanding capital stock of PMC. The results of operations of PMC are included in the financial statements of ZMAX from the date of acquisition. Prior to the acquisition, PMC was a privately held company with its headquarters located in Laurel, MD. A further description of this transaction is set forth in the Company's Form 8-K/A filed on December 15, 1999, with the Securities and Exchange Commission ("SEC").

On December 14, 1998, ZMAX acquired all of the outstanding capital stock of EIS. The results of operations of EIS are included in the financial statements of ZMAX from the date of acquisition. Prior to the acquisition, EIS was a privately held company with its headquarters located in Oakbrook, IL. A further description of this transaction is set forth in the Form 8-K/A filed on March 1, 1999, with the SEC.

EIS markets IT consulting services to a variety of commercial companies through a series of technology practices that specialize in delivering solutions focused in distributed client server environments. EIS provides services in ERP solutions, internet and intranet solutions, network solutions, client server solutions, and AS/400 solutions.

On November 6, 1996, ZMAX acquired all of the outstanding stock of CSI. Through 1999, CSI marketed millennium services to a variety of commercial and governmental organizations. In 2000, CSI plans to further develop its expertise with large scale systems in Enterprise Application Integration ("EAI") and market those services through the Company's WidePoint operating subsidiary.

In the next 12 months, the Company intends to integrate the services of PMC, EIS, and CSI into WidePoint and pursue other potentially synergistic acquisitions. Further, the Company intends to expand the services of all of its subsidiaries through the opening of other offices in key geographic markets. Additionally, the Company intends to make investments in the expansion and further development of additional IT services and markets. In view of these investments, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Specifically, as the Company increases its investments in other IT services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, most of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

For the year ended December 31, 1999, the Company's revenues increased by more than 174% from approximately $9.9 million in 1998 to approximately $27.2 in 1999. Previously in 1998, approximately 96% of the Company's revenues, or approximately $9.5 million, were generated from CSI's millennium services. However, in 1999, the Company realized a greater amount of revenues from its non-millennium IT services, which amounted to approximately $14.7 million, or 55% of revenues, in 1999 as compared to only approximately $400,000, or 4% of revenues, in 1998. As a result of this significant and intended shift in the Company's revenues away from millennium services and into other IT services, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Most of the Company's current cost structure is fixed. Expenses consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions, the Company expects these costs to increase.

The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is fixed, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects are priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary software tools, by completing fixed fee projects within budget, by offsetting increases in consultant salaries with increases in consultant fees, and by effectively managing general overhead costs.

RECENT DEVELOPMENTS

PMC ACQUISITION:

On October 1, 1999, the Company acquired all of the issued and outstanding capital stock of PMC for $1.5 million in cash, subject to post-closing adjustments, the issuance of a $3.0 million, three year promissory note and the issuance of a warrant to purchase 200,000 shares of the Company's common stock for $5.00 per share. The Company incurred approximately $233,000 in direct acquisition expenses related to the PMC acquisition. The Company also entered into non-compete and employment agreements with certain members of the PMC management team. As of the acquisition date, the purchase price for this acquisition has been allocated as follows:


Cash acquired...................................................................$      523,763
Accounts receivable.............................................................       529,406
Note receivable.................................................................       256,875
Other assets....................................................................        35,452
Intangible assets...............................................................     3,754,144
Liabilities assumed and direct acquisition costs................................      (696,085)
                                                                                ---------------
                                                                                $    4,403,555
                                                                                ==============

In the PMC acquisition, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $5.00 per share, which amount exceeded the market price of the Company's common stock on that date. The Company used the Black-Scholes option pricing model to value this stock purchase warrant, which was estimated to have a fair value of approximating $140,000 at the time of issuance. This value has been reflected as part of stock warrants in the stockholders' equity section of the Company's consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition.

The purchase price allocation for PMC is subject to adjustment for changes in estimates and the settlement of certain contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

PENNSYLVANIA MERCHANT GROUP:

On September 20, 1999, the Company entered into a two-year agreement with Pennsylvania Merchant Group ("PMG") to assist with investment banking, strategic planning, and mergers and acquisition services. During such two-year period, the Company will pay PMG the amount of $5,000 per month plus approved expenses. Additionally, the Company issued to PMG a warrant to purchase 200,000 shares of Company common stock at an exercise price of $2.75 per share, which amount exceeded the market price of the Company's common stock on that date. The Company used the Black-Scholes option pricing model to value this stock purchase warrant, which was determined to have a fair value of $140,000 at the time of issuance and is being recognized ratably over the two-year term of the agreement. The appropriate ratable portion of this value has been reflected as a separate component of stockholders' equity. As of December 31, 1999, $19,413 of expense had been recognized related to the issuance of this stock purchase warrant to PMG.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year ended December 31, 1998

       Revenues. Revenues for the year ended December 31, 1999, were approximately $27.2 million, an increase of $17.3 million, over revenues of approximately $9.9 million for the year ended December 31, 1998. The 174% increase in revenues in 1999 was primarily attributable to increased sales of millennium services by CSI, the inclusion of EIS results for the entire year, the introduction of web enabled services by EIS, and the revenue generated by PMC from the date of acquisition.

       Gross profit. Gross profit for the year ended December 31, 1999, was $15.1 million, or 56% of revenues, an increase of $8.7 million over gross profit of $6.4 million, or 65% of revenues, for the year ended December 31, 1998. The overall dollar value increase was attributable to increased revenues during 1999 as compared to 1998. The decline of gross profit as a percentage of revenues was attributable to lower margins associated with the introduction of new web enabled services and the increased revenues of EIS and PMC that traditionally have had lower margins as compared to the millennium services of CSI.

       Research and development. Research and development expenses for the year ended December 31, 1999, were $0.3 million, or less than 1% of revenues as compared to $0.5 million, or 5% of revenues, for the year ended December 31, 1998. The Company has reduced its research and development expenses in 1999 as it has shifted its focus from its millennium services towards IT consulting services.

       Sales and marketing. Sales and marketing expenses for the year ended December 31, 1999 were $2.6 million, or 10% of revenues, as compared to $1.2 million, or 12% of revenues, for the year ended December 31, 1998. The $1.4 million increase in sales and marketing expenses for the year ended December 31, 1999, was primarily attributable to increased commission expenses incurred as a result of increased revenues, an increased sales force associated with the acquisitions, and further investments in marketing efforts during the year. The decrease as a percentage of revenues was primarily attributable to greater economies of scale realized by the consolidation of the Company's operating units during 1999.

       General and administrative. General and administrative expenses for the year ended December 31, 1999 were $9.7 million, or 36% of revenues, as compared to $3.5 million, or 35% of revenues, for the year ended December 31, 1998. The $6.2 million increase in general and administrative expenses in 1999 were primarily attributable to increases in management and infrastructure costs and professional and consulting expenses associated with the consolidation of the Company's separate business units into a new operating company in 1999.

       Interest income (expense). Interest income for the year ended December 31, 1999 was $0.2 million, a decrease of $0.1 million or 50%, as compared to interest income of $0.3 million for the year ended December 31, 1998. The decrease in interest income in 1999 was primarily attributable to lesser amounts of invested cash. Interest expense for the year ended December 31, 1999 was $0.1 million, an increase of $0.1 million or 100%, as compared to no material interest expense for the year ended December 31, 1998. The increase in interest expense in 1999 was primarily attributable to the issuance of a $3.0 million promissory note as part of the purchase price paid in conjunction with the acquisition of PMC in October 1999.

       EBITDA. (earnings before interest, taxes, depreciation, amortization, and certain one-time charges). As a result of the above, EBITDA for the year ended December 31, 1999 was $2.4 million. This represented an increase of $1.1 million as compared to an EBITDA of $1.3 million for the year ended December 31, 1998. The loss from operations for the year ended December 31, 1999 included a one-time charge of $1.7 million incurred in connection with the Company's write-off of certain intangible assets associated with its millennium services which are being discontinued in the future. This write-off was the result of the shift in the Company's business model away from millennium services toward IT services which rendered certain of the Company's intangible assets related to millennium services completely impaired and with no further useful life under the provisions of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for the Long-Lived Assets to be Disposed of." The loss from operations for the year ended December 31, 1998, included a one-time employee stock compensation charge of approximately $0.5 million which resulted from the contribution of shares of Company common stock to the Company by certain stockholders and the re-issuance of that stock to an employee as consideration for services.

       Net income (loss). As a result of the above, the net loss for the year ended December 31, 1999 was $1.1 million, an increase of $0.8 million, as compared to the net loss of $0.3 million for the year ended December 31, 1998. Net income, excluding the one-time charge for the year ended December 31, 1999 was $0.6 million. Net income, excluding the one-time charge for the year ended December 31, 1998, was $0.3 million.

Year Ended December 31, 1998 Compared to the Year ended December 31, 1997

       Revenues. Revenues for the year ended December 31, 1998, were $9.9 million as compared to revenues of $1.4 million for the year ended December 31, 1997. The $8.5 million increase in revenues was primarily attributable to increased sales of millennium services by CSI during 1998 as compared to 1997. To a lesser extent, the increased revenues during 1998 were attributable to the Company's first license of its proprietary millennium software and the revenue generated by EIS since its acquisition by the Company on December 14, 1998.

       Gross profit. Gross profit for the year ended December 31, 1998, was $6.4 million, or 65% of revenues, over gross profit of $0.7 million, or 53% of revenues, for the year ended December 31, 1997. This $5.7 million increase was attributable to increased revenues and greater realized economies of scale and efficiencies during 1998 as compared to 1997, during which the Company had just commenced operations.

        Research and development. Research and development expenses for the year ended December 31, 1998, were $0.5 million, or 5% of revenues. No research and development expenses were incurred during the year ended December 31, 1997. The Company initiated efforts during 1998 to refine its millennium toolset and to prepare the toolset for potential licensing to end-users. In the fourth quarter of 1998, the Company entered into its first licensing agreement for the toolset.

        Sales and marketing. Sales and marketing expenses for the year ended December 31, 1998 were $1.2 million, or 12% of revenues, as compared to$1.1 million of such expenses, or 78% of revenues, for the year ended December 31, 1997. The increase of $0.1 million in sales and marketing expenses for the year ended December 31, 1998 was primarily attributable to increased commission expenses and further investments in marketing efforts in 1998. These increases were partially offset by a reduction in severance costs incurred in the year ended December 31, 1997.

        General and administrative. General and administrative expenses for the year ended December 31, 1998 were $3.5 million, or 35% of revenues, as compared to $4.1 million of such expenses, or 291% of revenues, for the year ended December 31, 1997. The decrease of $0.6 million in general and administrative expenses in 1998 was primarily attributable to a decrease in professional and consulting expenses.

        Interest income (expense). Interest income for the year ended December 31, 1998 was $0.3 million as compared to $0.1 million of such interest income for the year ended December 31, 1997. The increase of $0.2 million in interest income in 1998 was primarily attributable to greater amounts of invested cash. The Company had no material interest expense for year ended December 31, 1998. Interest expense for the year ended December 31, 1997 was $1.4 million. The decrease in interest expense in 1998 was primarily attributable to repayment of the Company's long-term debt and the elimination of interest expense related to the amortization of the deferred financing costs and the discount on the Company's convertible notes.

   EBITDA (earnings (loss) before interest, taxes, depreciation, amortization, and certain one-time charges). As a result of the above, EBITDA for the year ended December 31, 1998 was $1.3 million. This represented an increase of $5.8 million as compared to negative EBITDA of $4.5 million for the year ended December 31, 1997. The loss from operations for the year ended December 31, 1998 included a one-time charge of $0.5 million for employee stock compensation. This charge related to the contribution of shares of Company common stock to the Company by certain stockholders and the re-issuance of that stock to an employee as consideration for services. This transaction was not dilutive and did not impact the Company's cash flows or financial position and may result in a future tax benefit for the Company.

        Net income (loss). As a result of the above, the net loss for the year ended December 31, 1998 was $0.3 million, a decrease of $13.9 million, as compared to the net loss of approximately

$14.2 million for the year ended December 31, 1997. Net income, excluding the one-time charge for the year ended December 31, 1998, was $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from an exchange offer of debt for equity and the exercise of warrants related to convertible exchangeable debentures. Cash provided by operating activities for the year ended December 31, 1999 was $1.0 million, an increase of $0.6 million over the cash provided by operating activities of $0.4 million for the year ended December 31, 1998. Total cash used for the year ended December 31, 1999 was $0.3 million, as compared to cash used of $1.9 million for the year ended December 31, 1998. The cash used during the year ended December 31, 1999 was primarily a result of the $0.8 million in cash used for the acquisition of PMC and the purchases of property and equipment of $0.4 million. Capital expenditures on property and equipment were $0.4 million for the year ended December 31, 1999, as compared to $0.1 million during the year ended December 31, 1998. The increase in capital expenditures during 1999 was related primarily to the expansion of the infrastructure of the Company and growth of its workforce.

As of December 31, 1999, the Company had working capital of $5.9 million. The Company's primary source of liquidity consists of $4.2 million in cash and cash equivalents and $5.5 million of accounts receivable. The Company's current liabilities include $3.2 million in accounts payable and accrued expenses and the current portion of a note payable due September 30, 2000 related to the PMC acquisition.

The market for the Company's products is expanding and the Company's business environment is characterized by rapid technological changes. In 1999, the Company began to shift away from millennium services and is in the process of consolidating its current subsidiaries and establishing a new operating subsidiary named WidePoint. The Company requires substantial working capital to fund these events as well as to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company's revenue growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a significant new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, and its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

       (a)    Financial Statements and Financial Statement Schedule

              (1)    Financial Statements:

              Report of Arthur Andersen LLP, Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 1999 and 1998

              Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

              Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 1999, 1998, 1997, and 1996

              Consolidated Statements of Cash Flow for the Years Ended December 31, 1999, 1998, and 1997

              Notes to Consolidated Financial Statements

              (2)    Financial Statements Schedule:

              Report of Independent Accountants

              Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

       (b)    Reports on Form 8-K

              On October 18, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting its acquisition on October 1, 1999, of Parker Management Consultants, Ltd. On December 15, 1999, the Company filed an amendment to that Form 8-K setting forth historical and pro forma financial information relating to that acquisition.


       (c) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
  NO.                                DESCRIPTION
--------                             -----------

2.1 Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2 Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

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

10.1 ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2 Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to
            Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3        ZMAX Corporation 1999 Directors Formula Stock Option Plan.
            (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4 Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to
            Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5 Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

--------------------
* - Management contract or compensatory plan

10.6 First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7 Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8 Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9 Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10 Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11 Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit
            10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

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

----------------------
* - Management contract or compensatory plan

10.14 Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.15 Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16 Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.17 Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.18 Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.19 Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.20 Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.21 Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-55993).)

10.22 Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd.,

            Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23 Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.*

10.24 Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.*

11          Statement regarding computation of earnings per share

21          Subsidiaries of ZMAX Corporation

23          Consent of Arthur Andersen LLP

24          Schedule II Valuation and Qualifying Accounts

27          Financial Data Schedule






-------------------------
* - Management contract or compensatory plan

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ZMAX Corporation


Date:   March 29, 2000             /s/ MICHAEL C. HIGGINS
                                   ----------------------
                                   Michael C. Higgins
                                   President and Chief Executive Officer


Date:   March 29, 2000             /s/ JAMES T. MCCUBBIN
                                   ---------------------
                                   James T. McCubbin
                                   Vice President - Principal Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 2000             /s/MELVIN A. MCCUBBIN
                                   ---------------------
                                   Melvin A. McCubbin
                                   Director and Chairman of the Board


Dated:  March 29, 2000             /s/MICHAEL C. HIGGINS
                                   ---------------------
                                   Michael C. Higgins
                                   Director, President and Chief
                                   Executive Officer


Dated:  March 29, 2000             /s/JAMES T. MCCUBBIN
                                   --------------------
                                   James T. McCubbin
                                   Director, Vice President and Chief Financial
                                   Officer, Secretary and Treasurer


Dated:  March 29, 2000             /s/FRANCIS T. SCHULTZ
                                   ---------------------
                                   Francis T. Schultz
                                   Director and Vice President

Dated:  March 29, 2000             /s/G.W. NORMAN WAREHAM
                                   ----------------------
                                   G.W. Norman Wareham
                                   Director


Dated:  March 29, 2000             /s/STEVE L. KOMAR
                                   -----------------
                                   Steve L. Komar
                                   Director


Dated:  March 29, 2000             /s/JAMES M. RITTER
                                   ------------------
                                   James M. Ritter
                                   Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Report of Independent Public Accountants                                                                  F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                                              F-2

Consolidated Statements of Operations for the Years Ended

December 31, 1999, 1998 and 1997                                                                          F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998
                                   and 1997                                                               F-4

Consolidated Statements of Cash Flows for theYears Ended December 31, 1999, 1998 and 1997                 F-5

Notes to Consolidated Financial Statements                                                                F-6

Exihibit 21 - Subsidiaries of ZMAX Corporation                                                           F-16

Exihibit 23 - Report of Independent Public Accountants                                                   F-17

Exihibit 24 - Schedule II - Valuation and Qualifying Accounts                                            F-18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ZMAX Corporation:

We have audited the accompanying consolidated balance sheets of ZMAX Corporation (a Delaware corporation) and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZMAX Corporation and its subsidiaries, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP




Vienna, Virginia
March 2, 2000

ZMAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS                                                                      DECEMBER 31,
                                                                                        --------------------------------

                                                                                            1999               1998
                                                                                        --------------------------------
      ASSETS
Current assets:
      Cash and cash equivalents .................................................       $  4,226,434        $  4,521,126
      Accounts receivable, net of allowance of $110,000 and $17,160,
        respectively ............................................................          5,548,123           2,545,659
      Prepaid expenses and other assets .........................................            394,554             127,952
                                                                                        ------------        ------------
                        Total current assets ....................................         10,169,111           7,194,737
                                                                                        ------------        ------------
      Property and equipment, net ...............................................            705,445             477,870
      Intangible assets, net ....................................................         10,114,400           9,740,217
      Other assets ..............................................................                 --              33,538
                                                                                        ------------        ------------
                        Total assets ............................................       $ 20,988,956        $ 17,446,362
                                                                                        ============        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses .....................................       $  3,230,698        $  1,596,074
      Current portion of note payable ...........................................          1,000,000                  --
      Current portion of capital lease obligation ...............................             27,149              35,519
                                                                                        ------------        ------------
                        Total current liabilities ...............................          4,257,847           1,631,593
                                                                                        ------------        ------------
Note payable, net of current portion ............................................          1,833,436                  --
Capital lease obligation, net of current portion ................................             54,260              34,716
                                                                                        ------------        ------------
                        Total liabilities .......................................          6,145,543           1,666,309
                                                                                        ------------        ------------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $0.001 par value; 10,000,000 shares
          authorized; none issued and outstanding ...............................                 --                  --
      Common stock, $0.001 par value; 50,000,000 shares authorized;
          12,949,913 and 13,117,214 shares issued and
          outstanding as of December 31, 1999 and
          1998, respectively; none and 167,301 shares
          subject to cancellation agreements as of
          December 31, 1999 and 1998, respectively ..............................             12,950              13,117
      Stock warrants ............................................................            280,000             704,000
      Deferred compensation .....................................................           (120,587)                 --
      Additional paid-in capital ................................................         41,763,268          41,059,101
      Accumulated deficit .......................................................        (27,092,218)        (25,996,165)
                                                                                        ------------        ------------
                        Total stockholders' equity ..............................         14,843,413          15,780,053
                                                                                        ------------        ------------
                        Total liabilities and stockholders' equity ..............       $ 20,988,956        $ 17,446,362
                                                                                        ============        ============




ZMAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                    1999                1998                1997
                                                ------------        ------------        ------------
Revenues ..................................     $ 27,196,125        $  9,916,276        $  1,425,360
Operating expenses:
      Cost of revenues ....................       12,140,007           3,478,982             667,098
      Research and development ............          325,651             473,362                  --
      Sales and marketing .................        2,617,117           1,190,548           1,110,655
      General and administrative ..........        9,701,672           3,515,391           4,148,421
      Employee stock compensation expense..               --             534,384                  --
      Impairment of long-term assets ......        1,703,825                  --                  --
      Depreciation and amortization .......        1,817,329           1,268,338           1,008,864
                                                ------------        ------------        ------------
Loss from operations ......................       (1,109,476)           (544,729)         (5,509,678)
Other income (expenses):
      Interest income .....................          161,123             270,337             137,814
      Interest expense ....................          (76,296)             (9,140)         (1,366,479)
      Other ...............................          (33,756)                821          (7,468,356)
                                                ------------        ------------        ------------
Net loss before income taxes ..............       (1,058,405)           (282,711)        (14,206,699)
                                                ------------        ------------        ------------
Income tax provision ......................           37,648                  --                  --
                                                ------------        ------------        ------------
Net loss ..................................     $ (1,096,053)       $   (282,711)       $(14,206,699)
                                                ============        ============        ============
Basic and diluted net loss per share ......     $      (0.08)       $      (0.03)       $      (2.58)
                                                ============        ============        ============
Basic and diluted weighted-average shares
     outstanding ..........................       12,949,913          10,638,680           5,502,668
                                                ============        ============        ============





ZMAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 PREFERRED STOCK                  COMMON STOCK
                                               --------------------         --------------------------              STOCK
                                               SHARES        AMOUNT         SHARES             AMOUNT              WARRANTS
                                               ------        ------         ------             ------              --------

Balance, December 31, 1996 ................       --       $   --          7,000,079        $      7,000         $        --
         Cancellation of shares ...........       --           --           (296,007)               (296)                 --
         Conversion of notes ..............       --           --          1,600,000               1,600                  --
         Settlement of a note for common
              stock .......................       --           --             32,077                  32                  --
         Common stock issued in COCACT
              purchase ....................       --           --            150,000                 150                  --
         Common stock issued for services .       --           --             60,000                  60                  --
         Issuance of previously issuable
              shares ......................       --           --            904,365                 904                  --
         Exchange of debenture and exercise
              of warrants .................       --           --          2,279,200               2,279             704,000
         Net loss .........................       --           --                 --                  --                  --
                                              --------     --------      -----------         ------------         -----------
Balance, December 31, 1997 ................       --           --         11,729,714              11,729             704,000
         Cancellation of shares ...........       --           --           (312,500)               (312)                 --
         Employee stock compensation ......       --           --                 --                  --                  --
         Common stock issued in Eclipse
              acquisition .................       --           --          1,700,000               1,700                  --
         Net loss .........................       --           --                 --                  --                  --
                                              --------     --------      -----------         ------------         -----------
Balance, December 31, 1998 ................       --           --         13,117,214              13,117             704,000
         Cancellation of shares ...........       --           --           (167,301)               (167)                 --
         Expiration of warrants ...........       --           --                 --                  --            (704,000)
         Issuance of warrants in
              Parker acquisition ..........       --           --                 --                  --             140,000
         Deferred compensation ............       --           --                 --                  --             140,000
         Amortization of deferred
              compensation ................       --           --                 --                  --                  --
         Net loss .........................       --           --                 --                  --                  --
                                              --------     --------      -----------        -------------       -------------
Balance, December 31, 1999 ................       --       $   --         12,949,913        $     12,950        $    280,000
                                              ========     ========      ===========        =============       =============



                                                                     ADDITIONAL         ISSUABLE          RECEIVABLE
                                                DEFERRED               PAID-IN           COMMON            FOR STOCK
                                              COMPENSATION             CAPITAL            STOCK           SUBSCRIPTION
                                              ------------             -------            -----           ------------

Balance, December 31, 1996 ................   $          --        $  6,724,964       $  5,299,579        $   (105,000)
         Cancellation of shares ...........              --                 296                 --                  --
         Conversion of notes ..............              --           2,098,400                 --                  --
         Settlement of a note for common
              stock .......................              --             507,186                 --                  --
         Common stock issued in COCACT
              purchase ....................              --           1,931,100                 --                  --
         Common stock issued for services .              --             547,440                 --                  --
         Issuance of previously issuable
              shares ......................              --           5,298,675         (5,299,579)            105,000
         Exchange of debenture and exercise
              of warrants .................              --          17,468,044                 --                  --
         Net loss .........................              --                  --                 --                  --
                                               -------------      -------------       -------------       --------------
Balance, December 31, 1997 ................              --          34,576,105                 --                  --
         Cancellation of shares ...........              --                 312                 --                  --
         Employee stock compensation ......              --             534,384                 --                  --
         Common stock issued in Eclipse
              acquisition .................              --           5,948,300                 --                  --
         Net loss .........................              --                  --                 --                  --
                                               -------------      -------------       -------------       --------------
Balance, December 31, 1998 ................              --          41,059,101                 --                  --
         Cancellation of shares ...........              --                 167                 --                  --
         Expiration of warrants ...........              --             704,000                 --                  --
         Issuance of warrants in
              Parker acquisition ..........              --                  --                 --                  --
         Deferred compensation ............        (140,000)                 --                 --                  --
         Amortization of deferred
              compensation ................          19,413                  --                 --                  --
         Net loss .........................              --                  --                 --                  --
                                               -------------      -------------      --------------       --------------
Balance, December 31, 1999 ................    $   (120,587)       $ 41,763,268      $          --          $       --
                                               =============      =============      ==============       ==============



                                                 ACCUMULATED
                                                   DEFICIT               TOTAL
                                                   -------               -----

Balance, December 31, 1996 ................      $(11,506,755)       $    419,788
         Cancellation of shares ...........                --                  --
         Conversion of notes ..............                --           2,100,000
         Settlement of a note for common
              stock .......................                --             507,218
         Common stock issued in COCACT
              purchase ....................                --           1,931,250
         Common stock issued for services .                --             547,500
         Issuance of previously issuable
              shares ......................                --             105,000
         Exchange of debenture and exercise
              of warrants .................                --          18,174,323
         Net loss .........................       (14,206,699)        (14,206,699)
                                                 -------------       -------------
Balance, December 31, 1997 ................       (25,713,454)          9,578,380
         Cancellation of shares ...........                --                  --
         Employee stock compensation ......                --             534,384
         Common stock issued in Eclipse
              acquisition .................                --           5,950,000
         Net loss .........................          (282,711)           (282,711)
                                                 -------------       -------------
Balance, December 31, 1998 ................       (25,996,165)         15,780,053
         Cancellation of shares ...........                --                  --
         Expiration of warrants ...........                --                  --
         Issuance of warrants in
              Parker acquisition ..........                --             140,000
         Deferred compensation ............                --                  --
         Amortization of deferred
              compensation ................                --              19,413
         Net loss .........................        (1,096,053)         (1,096,053)
                                                 -------------       -------------
Balance, December 31, 1999 ................      $(27,092,218)       $ 14,843,413
                                                 =============       =============


ZMAX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                      1999             1998              1997
                                                                                  ------------    ------------     ------------
Cash flows from operating activities:
         Net loss ..............................................................  $ (1,096,053)   $   (282,711)    $(14,206,699)
         Adjustments to reconcile net loss to net cash provided by
                 (used in) operating activities-
                  Depreciation and amortization expense ........................     1,817,329       1,315,154        1,008,864
                  Impairment of long-term assets ...............................     1,703,825              --               --
                  Amortization of discount on notes payable ....................           113              --               --
                  Deferred compensation ........................................        19,413              --               --
                  Amortization of deferred financing costs .....................            --              --          508,363
                  Amortization of discount on notes and debentures .............            --              --          591,408
                  Expenses related to conversion of debentures .................            --              --        7,370,000
                  Stock compensation expense ...................................            --         534,384          547,500
                  Noncash interest expense on promissory note ..................            --              --            8,904
                  Loss on conversion of promissory note ........................            --              --          101,442
         Changes in assets and liabilities-
                  Accounts receivable ..........................................    (2,473,058)        (73,715)      (1,067,258)
                  Prepaid expenses and other assets ............................        59,264         (15,604)         (58,727)
                  Accounts payable and accrued expenses ........................       992,103        (138,405)         455,942
                  Customer deposits ............................................            --        (926,036)         926,039
                                                                                  ------------    ------------     ------------
                                    Net cash provided by (used in) operating
                                        activities .............................     1,022,936         413,067       (3,814,222)
                                                                                  ------------    ------------     ------------
Net cash used in investing activities:
         Purchase of subsidiaries, net of cash acquired ........................      (847,849)     (1,647,644)              --
         Purchases of property and equipment ...................................      (426,887)       (109,840)        (326,145)
         Purchase of software ..................................................            --              --         (767,379)
                                                                                  ------------    ------------     ------------
                                    Net cash used in investing activities ......    (1,274,736)     (1,757,484)      (1,093,524)
                                                                                  ------------    ------------     ------------
Net cash (used in) provided by financing activities:
         Proceeds from the issuance of common stock ............................            --              --          105,000
         Net proceeds from the exchange and exercise of warrants ...............            --              --        6,234,607
         Net (payments) borrowings on long-term obligations ....................       (42,892)       (539,541)         131,054
                                                                                  ------------    ------------     ------------
                                    Net cash (used in) provided by financing
                                        activities .............................       (42,892)       (539,541)       6,470,661
                                                                                  ------------    ------------     ------------
Net (decrease) increase in cash ................................................      (294,692)     (1,883,958)       1,562,915
Cash, beginning of period ......................................................     4,521,126       6,405,084        4,842,169
                                                                                  ------------    ------------     ------------
Cash, ending of period .........................................................  $  4,226,434    $  4,521,126     $  6,405,084
                                                                                  ============    ============     ============
Supplementary cash flow information:
         Cash paid for-
                  Interest .....................................................  $      9,005    $     27,125     $    299,668
                                                                                  ============    ============     ============
                  Income taxes .................................................  $    137,648    $        --      $        --
                                                                                  ============    ============     ============



1.     BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS:

Basis of Presentation

On November 6, 1996, ZMAX Corporation, a shell company ("ZMAX" or the "Company"), acquired 100 percent of the outstanding common stock of Century Services, Inc. ("CSI"), a Maryland corporation. On December 14, 1998, ZMAX acquired Eclipse Information Systems, Inc. ("Eclipse"), an Illinois corporation. On October 1, 1999, ZMAX acquired Parker Management Consultants, Inc. ("PMC"), a Delaware corporation. As of December 31, 1999, the Company had operations in Maryland, Illinois, Minnesota, Texas and Ohio.

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.


Nature of Operations

During 1998 and 1997, the Company's revenue was derived primarily from millennium services, the primary business of CSI at the time of its acquisition. In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performs management and information systems consulting services. In October 1999, the Company again expanded its operations through the acquisition of PMC. PMC also performs management and information systems consulting services.

During 1999, the Company began to shift away from millennium services and into management and information systems consulting, with a specific focus on the Internet. ZMAX currently specializes in providing strategic and technical expertise in the realm of e-business. During 1999, approximately 45 percent of the Company's revenues were related to millennium services. The Company is not projecting any revenues related to millennium services in 2000.

In conjunction with the Company's shift to e-business, the Company has established a new subsidiary, WidePoint, Inc. ("WidePoint"), an operating company. The Company intends to consolidate the operations of CSI, Eclipse and PMC into the WidePoint subsidiary and expects to change the name of the Company from ZMAX to WidePoint.

The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses; dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company may also require additional capital that may not be available to it.

2.     SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 1999 and 1998, cash and cash equivalents included $2,867,950 and $3,611,339 of investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.


Revenue Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue from the resale of hardware products is recognized upon shipment.

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 1999 and 1998, unbilled accounts receivable totaled $198,773 and $410,178, respectively.

Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and the acceptance of software products by the customer provided that no significant vendor obligations remain and that collection is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which superseded Statement of Position 91-1, "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns,


                                     - F-7 -
exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company recognizes revenue in accordance with SOP 97-2 and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Prior to 1998, the Company had no revenue from the license of software.


Significant Customers

During 1999, two customers individually represented 12 and 11 percent of revenue. During 1998, three customers individually represented 41, 18, and 11 percent of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.


Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. As of December 31, 1999, one customer represented 17 percent of accounts receivable. As of December 31, 1998, two customers individually represented 16 and 13 percent of accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.


Property and Equipment

Property and equipment are carried at cost and depreciated over their estimated useful lives, typically three years, using the straight-line method. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the remaining term of the lease, whichever is shorter.

Property and equipment consisted of the following:

                                                                                     DECEMBER 31,
                                                                            ---------------------------------
                                                                              1999                    1998
                                                                            --------                ---------
Furniture and fixtures.......................................               $281,229                $ 397,600
Computer equipment and software..............................                887,651                  243,685
Leasehold improvements.......................................                 80,539                   44,151
Less- Accumulated depreciation...............................               (543,974)                (207,566)
                                                                            --------                ---------
                                                                            $705,445                $ 477,870
                                                                            ========                =========


Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred after technological feasibility is established. Amounts that could have been capitalized under this statement were immaterial and have not been capitalized.

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria of the SOP are met. SOP 98-1 was effective January 1, 1999, and is applied to all projects in progress upon the initial application of the SOP. The Company capitalized $101,199 of costs related to computer software purchased for internal use, primarily related to the new accounting package the Company is implementing.

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

During the fourth quarter of 1999, the Company determined that certain of its long-lived assets related to millennium services were impaired and should be written off in accordance with the guidance of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This analysis was based in part on the Company's new strategic direction and changes to its business plan. The assets impaired included the intangible assets remaining on the Company's books related to its proprietary analysis and conversion software tool and the goodwill related to the original CSI acquisition transaction. The Company has written off the $1,703,825 net book value of these two long-lived assets in the 1999 statement of operations.

Prepaid Expenses and Other Assets

Included in prepaid expenses and other assets at December 31, 1999, is a note receivable of


                                     - F-9 -
approximately $173,600 from a PMC customer that was having difficulty paying the balance owed to PMC. This note was acquired as part of the PMC acquisition. This note accrues interest at 10.0 percent per annum and is being paid in monthly installments of $30,000.


Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,898,500, 1,714,300 and 1,488,800 shares of common stock outstanding at December 31, 1999, 1998, and 1997, respectively, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. Similarly, because the effect would have been antidilutive, common stock issuable upon the conversion of the Company's convertible debt was not included in the calculation of diluted loss per share for 1997. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation for 1997 and 1998. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

3.     ECLIPSE AND PMC ACQUISITIONS:

On December 14, 1998, the Company acquired all the outstanding stock of Eclipse in a transaction accounted for as a purchase. The Company acquired the stock of Eclipse for $1,450,000 in cash and 1,700,000 shares of the Company's common stock. The Company also incurred approximately $325,000 in direct acquisition costs.

On October 1, 1999, the Company acquired all the issued and outstanding stock of PMC for $1.5 million in cash, subject to post-closing adjustments, the issuance of a $3.0 million, three-year promissory note and a warrant to purchase 200,000 shares of the Company's common stock for $5.00 per share. The Company also incurred approximately $233,000 in direct acquisition expenses. The Company also entered into noncompete and employment agreements with certain members of the PMC management team. The PMC acquisition has been accounted for as a purchase.


The purchase prices for these acquisitions have been allocated as follows:

                                                        ECLIPSE                 PMC
                                                       -----------        -----------
Cash .............................................     $        --        $   523,763
Accounts receivable ..............................       1,404,686            529,406
Property and equipment ...........................         226,091                 --
Note receivable ..................................              --            256,875
Other assets .....................................          62,724             35,452
Intangible assets ................................       6,991,593          3,754,144
Deferred tax liability ...........................        (109,333)                --
Liabilities assumed and direct acquisition costs..      (1,178,117)          (696,085)
                                                       -----------        -----------
                                                       $ 7,397,644        $ 4,403,555
                                                       ===========        ===========


This purchase price allocation for PMC may be subject to adjustment for changes in estimates and to settle certain contingencies. The resolution of these matters is not expected to have a material impact on the Company's financial condition or its results of future operations.

The unaudited pro forma information presented below reflects the acquisitions of Eclipse and PMC as if each had occurred on January 1, 1998. The results presented below are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date.

                                                 DECEMBER 31,
                                        --------------------------------
                                           1999                1998
                                        ----------         -------------
                                                  (UNAUDITED)
Revenues .........................     $ 30,964,739        $ 22,412,617
Net loss .........................         (831,814)             (3,104)
Basic and diluted loss per share..            (0.06)              (0.00)


4.     INTANGIBLE ASSETS:

Intangible assets consisted of purchased software rights, goodwill acquired as a result of ZMAX's acquisition of CSI and identifiable intangible assets and goodwill from the Eclipse and PMC acquisitions. The software rights and CSI-related goodwill were being amortized over their estimated useful lives of five years. As described in Note 2, the Company recognized an impairment of the remaining intangibles related to the software rights and the CSI goodwill as of December 31, 1999. For the year ended December 31, 1999, the amortization, prior to the impairment, for these two intangibles was $863,040 and $301,680, respectively. These assets had remaining net book values at the time they were determined to be fully impaired of $1,150,745 and $553,080, respectively.

Identifiable intangibles and amounts allocated to goodwill related to the Eclipse acquisition are being amortized over a weighted-average life of approximately 25 years. Identifiable intangibles and amounts allocated to goodwill related to the PMC acquisition are being amortized over a weighted-average life of approximately 10 years. Accumulated amortization, excluding the impaired intangibles totaled $409,819 as of December 31, 1999. As of December 31, 1998, the


                                     - F-11 -
accumulated amortization on intangible assets was $2,291,004.

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                   1999        1998        1997
                                                                  ------      ------      -------
Income tax (provision) benefit, net of valuation allowance:
        Current-
               State ......................................       $37,648       $  --       $  --
               Federal ....................................            --          --          --
        Deferred-
               State ......................................            --          --          --
               Federal ....................................            --          --          --
                                                                  -------       -----       -----
                                                                  $37,648       $  --       $  --
                                                                  =======       =====       =====





   The provision (benefit) for income taxes results in effective rates which differ from the federal statutory rate as follows:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                ------------------------------------
                                                 1999           1998           1997
                                                ------         ------         ------

Statutory federal income tax rate ....          (35.0)%        (35.0)%        (35.0)%
Effect of graduated rates ............            1.0            1.0            1.0
Net operating losses .................             --           50.6           13.2
Other increases in valuation allowance             --            4.3            1.5
State income tax, net of benefit .....            3.4             --             --
Non-deductible expenses ..............           34.0          (20.9)          19.3
                                                 ----          -----           ----
                                                  3.4%            --%            --%
                                                 ====          =====           ====


   The deferred tax assets (liabilities) consisted of the following as of December 31, 1999 and 1998 (in thousands):

                                                                          DECEMBER 31,
                                                              ----------------------------------
                                                                   1999                1998
                                                              ---------------     --------------
Deferred tax assets:
        Net operating loss carryforwards ..................   $     4,021,099     $    3,909,685
        Depreciation and amortization .....................                --             41,579
        AMT credit ........................................            13,853                 --
        Other assets ......................................           196,952            502,324
                                                              ---------------     --------------
                         Total deferred tax assets ........         4,231,904          4,453,588
Deferred tax liabilities:
        Depreciation and amortization .....................        (1,286,506)          (276,135)
        Other .............................................                --            (16,468)
                                                              ---------------     --------------
                         Total deferred tax liabilities....        (1,286,506)          (292,603)
Net deferred tax asset ....................................         2,945,398          4,160,985
Less- Valuation allowance .................................        (2,945,398)        (4,160,985)
                                                              ---------------     --------------
                                                              $            --     $           --
                                                              ===============     ===============


The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $9,477,000 to offset future taxable income. These carryforwards expire between 2001 and 2019. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carryforwards may be limited. As a result of ZMAX's equity transactions, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6.     DEBT AND DEFERRED FINANCING COSTS:

Promissory Note Payable

In conjunction with the PMC acquisition the Company issued a $3.0 million note payable to the sole shareholder of PMC. This $3.0 million note payable accrues interest at a rate of 6 percent per annum. The principal payments are due in $1.0 million installments on October 1, 2000, 2001 and 2002. Interest payments related to this note are due on a quarterly basis commencing on December 31, 1999. The Company has imputed interest on this note at 8.5 percent and as a result, has recorded a discount on the promissory note payable of approximately $167,000. This discount is being amortized on the effective interest method over the term of the note. As of December 31, 1999, approximately $22,000 of this discount had been amortized.


Convertible Exchangeable Subordinated Debentures

In December 1996, the Company issued $5.5 million in convertible exchangeable subordinated debentures (the "Debentures"). In November 1997, the Company offered to exchange all the Debentures for 1,210,000 shares of common stock and stock warrants to purchase a total of 1,210,000 shares of common stock. Because the securities issued pursuant to the terms of the exchange included securities in excess of the securities issuable pursuant to the original conversion terms of the Debentures, the Company recognized $7,370,000 as expense at the time of the exchange. Concurrent with the exchange, warrants to purchase 1,069,000 shares of common stock were exercised for $7,484,000 in proceeds to the Company. The remaining warrants to purchase 140,800 shares of common stock expired unexercised in 1999. Upon expiration, the value associated with these unexercised warrants was reclassified in the accompanying consolidated financial statements from stock warrants to additional paid-in capital.


7.     COMMON STOCK:

Stock Subject to Cancellation

In September 1995, ZMAX entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 312,500 shares were returned to the Company and canceled in December 1998. In April 1999, the 167,301 remaining shares were returned to the Company and canceled.


8.     STOCK OPTIONS AND STOCK-BASED COMPENSATION:

Employee Stock Compensation

In October 1998, two of the Company's principal stockholders entered into an agreement with an employee to transfer 180,000 shares of restricted common stock held by the stockholders to the employee as consideration for services. The stockholders transferred the 180,000 shares of common stock to the Company, and the Company, in turn, reissued the shares to the employee. The shares issued to the employee were subject to forfeiture and to certain restrictions on transferability for a period of one year. The Company recognized $534,384 of employee stock compensation expense related to this transaction, based upon the fair value of the shares issued to the employee as of the date of the agreement. The restrictions on these shares lifted in October 1999.


1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide additional compensation to employees, officers, directors and consultants of the Company or its affiliates. Under the terms of the Incentive Plan,


                                     - F-14 -
as amended, 3,000,000 shares of common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the "Committee") that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives (collectively, "Stock Incentives").

The Incentive Plan allows for the grant of incentive stock options and nonqualified stock options. The exercise price of the options will be established by the Committee. The term of an option will be specified in the applicable agreement provided, however, that no option can be exercised ten years after the date of grant. In addition to stock options, the Incentive Plan also allows for the grant of other Stock Incentives, including stock appreciation rights, stock awards, phantom shares, performance unit appreciation rights and dividend equivalent rights. These Stock Incentives will be subject to the terms prescribed by the Committee in accordance with the provisions of the Incentive Plan.

In February 1998, the Company amended the Incentive Plan to permit the adjustment of the terms and conditions of outstanding options. In March 1998, the Company and four individuals holding options to purchase 1,300,000 shares of common stock at prices ranging from $12.44 to $14.31 per share under the Incentive Plan entered into amendments to such stock options whereby the option exercise price was reduced to $5.75 per share, the fair market value of the Company's common stock on the amendment date, and the number of shares of common stock underlying each such option was reduced by 25 percent. Further, two optionees who previously had the right to exercise a portion of the shares underlying their options agreed that such portions of their options would not be exercisable until January 1, 1999.


1997 Directors Formula Stock Option Plan

In May 1997, the Company adopted the 1997 Directors Formula Stock Option Plan (the "Director Plan"). The Company has reserved 120,000 shares of common stock to underlie stock options granted under the Director Plan. Any shares associated with forfeited options are added back to the number of shares that underlie stock options to be granted under the Director Plan.

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of common stock upon a nonemployee director's initial appointment to the Board of Directors. The options will vest immediately to 8,000 shares of common stock underlying such options, will vest to an additional 2,000 shares after the director's completion of the first year of continued service to the Company, and will vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period



                                    - F-15 -
that may be provided in the agreement.

The following is a summary of the ZMAX options activity:

                                     NUMBER OF          OPTION PRICE          WEIGHTED-
                                       SHARES               RANGE             AVERAGE
                                       ------               -----          EXERCISE PRICE
                                                                           --------------
Outstanding, December 31, 1996          208,126        $  5.00-40.00       $   11.00
        Granted ..............        1,348,000          12.00-14.31           14.14
        Canceled or expired ..         (208,126)          5.00-40.00           11.00
                                     ----------        -------------       ---------
Outstanding, December 31, 1997        1,348,000          12.00-14.31           14.14
        Granted ..............        1,932,000           2.69-6.125            5.19
        Canceled or expired ..       (1,706,500)          5.75-14.31           12.27
                                     ----------        -------------       ---------
Outstanding, December 31, 1998        1,573,500           2.69-14.06            5.18
        Granted ..............          987,000            2.06-2.45            2.35
        Canceled or expired ..          (62,000)           2.45-5.75            2.97
                                     ----------        -------------       ---------
Outstanding, December 31, 1999        2,498,500        $  2.06-14.06       $    4.12
                                     ==========        =============       =========


As of December 31, 1999, options to purchase 705,000 shares of common stock were exercisable with a weighted-average exercise price of $5.58. The weighted-average remaining contractual life of the options outstanding at December 31, 1999, was 8.44 years. The weighted-average fair value of options granted in 1999 was $1.79.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method; however, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation.




                                    - F-16 -

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                        1999                   1998                1997
                                                                     ------------           ----------        -------------
Net loss:
        As reported................................................  $(1,096,053)           $(282,711)        $(14,206,699)
        Pro forma..................................................   (2,354,295)            (957,021)         (15,465,379)
Pro forma basic and diluted net loss per share:
        As reported................................................  $     (0.08)           $   (0.03)        $     (2.58)
        Pro forma..................................................  $     (0.18)           $   (0.09)        $     (2.81)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 110 percent, risk-free interest rates from 4.10 to
6.73 percent and an expected term of five years.


Stock Warrants

On September 20, 1999, the Company entered in a two-year agreement to engage an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with the hiring of this firm, the Company issued them a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company has used the Black-Scholes option pricing model to value this stock warrant and it was determined to have a fair value of approximately $140,000, which is being recognized ratably over the term of the agreement. This deferred compensation has been reflected as a separate component of stockholders' equity and as of December 31, 1999, $19,413 of expense had been recognized related to the issuance of this stock warrant.

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock's trading price on that date, as part of the PMC acquisition. The Company used the Black-Scholes option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition.


                                    - F-17 -

9.     COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and equipment under operating leases that expire on various dates through 2004. The Company also leases various pieces of computer and office equipment under capital leases that expire on various dates through 2003. The future minimum lease obligations under operating and capital leases as of December 31, 1999, are as follows:

YEAR ENDED                         OPERATING       CAPITAL
DECEMBER 31,                        LEASES         LEASES
------------                        ------         ------
2000 .........................     $439,071       $ 33,451
2001 .........................      200,425         32,477
2002 .........................       57,342         18,763
2003 .........................       47,981          6,130
2004 .........................        6,193             --
                                   --------       --------
             Total ...........     $751,012         90,821
Amount representing interest..     ========          9,412
                                                  --------
                                                    81,409
Less- Current portion ........                      27,149
                                                  --------
                                                  $ 54,260
                                                  ========


Employment Agreements

The Company has employment agreements with certain executives that prescribe compensation levels and provide for severance payments in certain instances.


Litigation

In December 1999, a third-party complaint was filed against PMC by a former client. The complaint alleged, among other things, breach of contract pertaining to an Enterprise Resource Planning implementation. In the complaint, the former client is seeking approximately $10.0 million in total damages. The complaint relates to work completed prior to the Company's acquisition of PMC and, under the terms of the purchase agreement, the shareholder of PMC, has indemnified the Company against damages related to the complaint. The shareholder of PMC has engaged counsel and intends to vigorously defend against this complaint. In the opinion of management, the Company will not incur a material loss related to this legal matter.

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.




                                    - F-18 -