Form 10-Q
period 2000-09-30
WIDEPOINT CORP
filed 2000-11-20
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  SEPTEMBER 30, 2000
                                         ------------------
                                   OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______  to ________

                     Commission file number   000-23967

                             WIDEPOINT CORPORATION
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

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000; 12,984,913 shares of common stock, $.001 par value per share.

                             WIDEPOINT CORPORATION

                                     INDEX


                                                                       PAGE NO.

PART I.         FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2000
      (unaudited) and December 31, 1999 (audited)                            1

Consolidated Statements of Operations for the three and nine
      months ended September 30, 2000 and 1999 (unaudited)                   2

Consolidated Statements of Cash Flows for the three and nine
      months ended September 30, 2000 and 1999 (unaudited)                   3

Notes to Consolidated Financial Statements                                   4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                       16

PART II.        OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   18

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    WIDEPOINT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,   December 31,
                                                                                 2000              1999
                                                                            -------------     -------------
                                                                             (Unaudited)         (audited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,520,913              $   4,226,434
  Accounts receivable,
   net of allowance of $352,913 and $110,000, respectively              2,382,341                  5,548,123
  Prepaid expenses and other assets                                       283,926                    394,554
                                                                     -------------             --------------
  Total current assets                                                  4,187,180                 10,169,111

Property and equipment, net                                               565,060                    705,445
Intangible assets, net                                                  6,230,736                 10,114,400
Other assets                                                              121,585                          -
                                                                     -------------             --------------

  Total assets                                                       $ 11,104,561              $  20,988,956
                                                                     =============             ==============

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              $  1,974,228              $   3,230,698
  Current portion of capital lease obligation                              29,152                     27,149
  Current portion of long-term debt                                             0                  1,000,000
                                                                     -------------             --------------
  Total current liabilities                                             2,003,380                  4,257,847

Capital lease obligation, net of current portion                           32,138                     54,260
Long-term debt                                                                  0                  1,833,436
                                                                     -------------             --------------
  Total liabilities                                                     2,035,518                  6,145,543

Commitments and contingencies (Note 6)

Shareholders' equity
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
    None issued and outstanding                                                 -                          -
  Common stock, $0.001 par value, 50,000,000 shares authorized,
    12,984,913 and 12,949,913 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999, respectively           12,985                     12,950
  Stock warrants                                                          280,000                    280,000
  Deferred compensation                                                   (68,086)                  (120,587)
  Additional paid-in capital                                           41,931,483                 41,763,268
  Accumulated deficit                                                 (33,087,339)               (27,092,218)
                                                                     -------------             --------------

  Total shareholders' equity                                            9,069,043                 14,843,413
                                                                     -------------             --------------
Total liabilities & shareholders' equity                             $  11,104,561             $  20,988,956
                                                                     ==============            ==============

     The accompanying notes are an integral part of these balance sheets.

                    WIDEPOINT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months                    Nine Months
                                                      Ended September 30            Ended September 30
                                               ---------------------------        --------------------------
                                                   2000                1999           2000          1999
                                               ------------        ------------   ------------   -----------
                                                          (unaudited)                      (unaudited)

Revenues:                                      $   3,055,321       $  8,052,063   $  10,616,342     $  20,237,439

Operating expenses:
  Cost of sales                                    1,682,578          3,610,179       5,811,819         8,817,420
  Sales and marketing                                426,018            635,852       1,592,832         1,853,178
  General and administrative                       2,279,565          2,326,816       7,413,550         6,575,406
  Facilities closing expense                         273,000                  -         273,000                 -
  Disposition of subsidiary                          694,220                  -         694,220                 -
  Depreciation and amortization                      238,624            430,097         716,733         1,251,299

                                               --------------      -------------  --------------    --------------

    Income (loss) from operations                 (2,538,684)         1,049,119      (5,885,812)        1,740,136
                                               --------------      -------------  --------------    --------------
Other income (expenses):
  Interest income                                     25,592             40,922          88,493            93,031
  Interest expense                                   (62,341)              (471)       (197,802)           (7,794)
  Other                                                    -            (14,541)              -             1,764
                                               --------------      -------------  --------------    --------------

Income (loss) before provision for income taxes   (2,575,433)         1,075,029      (5,995,121)        1,827,137
                                               --------------      -------------  --------------    --------------
Provision for income taxes                                 -             71,546               -            71,546

Net income (loss)                              $ (2,575,433)       $  1,003,483   $  (5,995,121)    $   1,755,591
                                               =============       =============  ==============    ==============
Basic net income (loss) per share              $      (0.20)       $       0.08   $      ( 0.46)    $        0.14
                                               =============       =============  ==============    ==============
Basic weighted average shares outstanding        12,984,913          12,949,913      12,984,913        12,949,913
                                               =============       =============  ==============    ==============
Diluted net income (loss) per share            $      (0.20)       $       0.08   $       (0.46)    $        0.14
                                               =============       =============  ==============    ==============
Diluted weighted average shares outstanding      12,984,913          12,989,865      12,984,913        13,001,077
                                               =============       =============  ==============    ==============

       The accompanying notes are an integral part of these statements.

                    WIDEPOINT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months                    Nine Months
                                                                     Ended September 30            Ended September 30
                                                              ---------------------------        --------------------------
                                                                    2000                1999           2000             1999
                                                                    ----                ----           ----             ----
                                                                    (unaudited)                           (unaudited)


Cash flows from operating activities:

  Net income (loss)                                            $ (2,575,433)       $  1,003,483    $ (5,995,121)     $  1,755,591
  Adjustments to reconcile loss to net cash:
    Depreciation and amortization expense                           238,624             430,097         716,733         1,251,299
    Disposition of subsidiary                                       694,220                   -         694,220                 -

  Changes in assets and liabilities:
    Accounts receivable                                             621,772          (1,243,434)      3,165,782        (3,303,281)
    Prepaid expenses and other assets                                28,694             113,223         (10,957)         (127,560)
    Accounts payable, accrued expenses, and other                   229,091             183,346      (1,184,645)          695,082
                                                               -------------       -------------   -------------     -------------

      Net cash provided by (used in) operating activities          (763,042)            486,715      (2,613,988)          271,131
                                                               -------------       -------------   -------------     -------------

Net cash used in investing activities:
  Purchases of property and equipment                               (32,428)           (201,868)        (71,414)         (282,120)
                                                               -------------       -------------   -------------     -------------

      Net cash used in investing activities                         (32,428)           (201,868)        (71,414)         (282,120)
                                                               -------------       -------------   -------------     -------------

Net cash used in financing activities:
  Net payments on long-term obligations                              (9,119)            (52,718)        (20,119)          (35,519)
                                                               -------------       -------------   -------------     -------------
Net cash used in financing activities                                (9,119)            (52,718)        (20,119)          (35,519)
                                                               -------------       -------------   -------------     -------------
Net increase (decrease) in cash                                    (804,590)            232,129      (2,705,521)          (46,508)
                                                               -------------       -------------   -------------     -------------
Cash, beginning of period                                         2,325,503           4,242,489       4,226,434         4,521,126
                                                               -------------       -------------   -------------     -------------

Cash, end of period                                            $  1,520,913        $  4,474,618    $  1,520,913      $  4,474,618
                                                               =============       =============   =============     =============


       The accompanying notes are an integral part of these statements.

                    WIDEPOINT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation (formerly known as ZMAX Corporation; the "Company"), as of December 31, 1999, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months and the nine months ended September 30, 2000, respectively, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      On November 6, 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a Maryland corporation. On December 14, 1998, the Company acquired all the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), an Illinois corporation. On October 1, 1999, the Company acquired all of the outstanding shares of Parker Management Consultants, Inc. ("PMC"), a Delaware corporation. In December 1999, the Company established a new subsidiary, WidePoint Corporation ("WidePoint-Subsidiary") which effective in January 2000 began to substantially provide all of the Company's services. On May 25, 2000, the shareholders of the Company approved the amendment of the Company's
Certificate of Incorporation to change the name of the Company from ZMAX Corporation to WidePoint Corporation. Effective June 26, 2000, the trading symbol for the Company's Common Stock on the NASDAQ SmallCap Market was changed from "ZMAX" to "WDPT" as a result of the change in the Company's corporate name from ZMAX Corporation to WidePoint Corporation. On June 30, 2000, the Company merged CSI, Eclipse, and WidePoint-Subsidiary into the Company, with the Company being the surviving entity in such mergers. In September 2000, the Company implemented a refinement of its business strategy. As part of this restructuring, the Company closed and relocated its Company headquarters to Chicago, Illinois. On September 29, 2000, the Company sold all of the outstanding shares of PMC to a third-party purchaser. The Company recorded expense of $273,000 associated with the office closings and a loss of $694,220 associated with the disposition of the PMC subsidiary. (See Note 3) As of September 30, 2000, the Company had operations in Maryland, Illinois, and Ohio. The accompanying consolidated financial statements include the accounts of these acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

NATURE OF OPERATIONS

      During 1998 and 1997, the Company's revenues were derived primarily from millennium services, being the primary business of CSI at the time of its acquisition by the Company. In December 1998, the Company expanded its operations through the acquisition of Eclipse. Eclipse performed management and information systems consulting services. In October 1999, the Company further expanded its operations through the acquisition of PMC. PMC also performed management and information systems consulting services.

      During 1999, the Company began to implement an intentional shift in its business mix away from millennium services and into management and information systems consulting, with a specific focus on the Internet. In conjunction with this shift to e-business, the Company further consolidated its operations by merging many of its subsidiaries into itself and changing its corporate name to further highlight these changes within the Company. On September 29, 2000, the Company sold all of the outstanding shares of PMC as part of the Company's further refinement of its business strategy. As a result of the sale, all of the goodwill and other intangible assets remaining of PMC were written off. The Company currently specializes in providing strategic and technical expertise in the realm of e-business and during the period three months or nine months ended September 30, 2000, had no revenues related to millennium services.

      The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses;
dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses in 1999 and operating losses and negative cash flows from operations during the first nine months of 2000. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with equity or debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.

2.   SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

      Investments with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2000 and December 31, 1999, cash and cash equivalents included $1,081,807 and $2,867,950, respectively, of investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

REVENUE RECOGNITION

      Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2000 and December 31, 1999, unbilled accounts receivable totaled $82,331 and $198,773, respectively.

SIGNIFICANT CUSTOMERS

      For the three months ended September 30, 2000, one customer individually represented 13% of revenues. For the three months ended September 30, 1999, two customers individually represented 23% and 10%, respectively, of revenues. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable includes amounts due from relatively large companies in a variety of industries and governments. As of September 30, 2000, no one customer individually represented more that 10% of accounts receivable. As of September 30, 1999, two customers individually represented 32% and 12%, respectively, of accounts receivable.

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

EARNINGS PER SHARE

      SFAS No. 128 "Earnings per share" requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding shares in the three month and nine month periods ending September 30, 1999 that were subject to cancellation agreements have been included in either the basic or diluted calculation. The calculation of the basic and diluted weighted average shares is shown below:

                                                                       Three Months                    Nine Months
                                                                     Ended September 30            Ended September 30
                                                              ---------------------------        --------------------------
                                                                  2000                1999           2000          1999
                                                              ------------        ------------   ------------   -----------
                                                                    (unaudited)                      (unaudited)

WEIGHTED AVERAGE SHARE CALCULATIONS

Weighted average shares of common stock
  outstanding                                                  12,984,913          12,949,913      12,984,913        13,014,974

Less: Average number of cancelable shares
  common stock outstanding                                              -                   -               -           (65,061)
                                                               ------------        -----------     -----------       -----------

Basic weighted average shares outstanding                       12,984,913         12,949,913      12,984,913        12,949,913

Treasury stock effect of options and warrants                            -             39,952               -            51,164

Diluted weighted average shares outstanding                     12,984,913         12,989,865      12,984,913        13,001,077
                                                               ============        ===========     ===========       ===========


NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principles in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The SEC subsequently issued SAB 101A, "Amendment:
Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's second fiscal quarter of 2000 and SAB 101B, which delays the implementation date of SAB 101 until no later than the Company's fourth fiscal quarter of 2000. The Company is currently in the process of evaluating the impact, if any, that SAB 101 will have on its financial position or results of operations.

SEGMENT REPORTING

      During 1998, the Company adopted SFAS No. 131 " Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

3.   DEBT:

PROMISSORY NOTE PAYABLE

      On September 29, 2000, the Company sold 100% of the issued and outstanding capital stock of PMC to eHoldings, Inc., a Maryland corporation (the "Buyer"), in consideration for the transfer from the Buyer to the Company, and the subsequent extinguishment thereof by the Company, of the promissory note in the original principal amount of $3 million which was previously issued by the Company to the former sole shareholder of PMC as part of the consideration previously paid by the Company when it originally acquired PMC. The buyer had previously acquired such promissory note from the former shareholder of PMC.

      This $3.0 million note payable previously accrued interest at a rate of 6 percent per annum. The principal payments were due in $1.0 million installments on October 1, 2000, 2001 and 2002. Interest payments related to this note were due on a quarterly basis commencing on December 31, 1999. The Company imputed interest on this note at 8.5 percent and as a result, recorded a discount on the promissory note payable of approximately $167,000. This discount was amortized on the effective interest method over the term of the note until its extinguishments.

4.   STOCK SUBJECT TO CANCELLATION:

      In September 1995, the Company entered into stock cancellation agreements with certain stockholders that provided for the cancellation of 775,808 shares of Company common stock. In March 1997, 296,007 of these shares were returned to the Company and canceled. An additional 312,500 shares were returned to the Company and canceled in December 1998. The remaining 167,301 shares were returned to the Company and canceled in April 1999.

5.    STOCK WARRANTS:

      On September 20, 1999, the Company entered into a two-year agreement to engage an international investment banking firm to provide investment banking, merger and acquisition and strategic planning services. In conjunction with the hiring of that firm, the Company issued that firm a warrant to purchase 200,000 shares of Company common stock at $2.75 per share, an amount that exceeded the stock's closing sale price on that date. The Company used the Black-Scholes option pricing model to value this warrant and it was determined to have a fair value of approximately $140,000, which is being recognized ratably over the term of the agreement. This deferred compensation has been reflected as a separate component of stockholders' equity and as of September 30, 2000, approximately $82,502 of expense had been recognized related to the issuance of this warrant.

      On October 1, 1999, the Company issued a warrant to purchase 200,000 shares of Company common stock at $5.00 per share, an amount that exceeded the stock's closing sale price on that date, as part of the PMC acquisition. The Company used the Black-Scholes option pricing model to value this warrant at approximately $140,000. This value has been reflected as part of the stock warrants component in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition.

6.   COMMITMENTS AND CONTINGENCIES:

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

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

OVERVIEW

      WidePoint Corporation (formerly known as ZMAX Corporation; the "Company") focuses on acquiring, building and operating companies in the information technology ("IT") industry. In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company
established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary"). During the first half of 2000, the Company substantially consolidated all of the Company's IT services into its WidePoint-Subsidiary. Further, in June 2000, the Company merged CSI, Eclipse and WidePoint-Subsidiary into the Company, with the Company being the surviving entity in such mergers. In conjunction with such mergers, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock on the NASDAQ SmallCap Market from "ZMAX" to "WDPT." On September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser.

      As a result of the sale by the Company on September 29, 2000, of all the outstanding capital of stock of PMC, the results of operation of PMC are included in the financial statements of the Company through such date of disposition. Prior to the date of disposition, the results of operations of PMC are included in the Company's financial statements from such date of acquisition. Prior to that acquisition, PMC was a privately held company with its headquarters located in Laurel, Maryland. A description of the Company's prior acquisistion of PMC is set forth in the Company's Form 8-K/A as filed on December 15, 1999, with the Securities and Exchange Commission ("SEC"). A further description of the Company's sale of PMC is set forth in the Company's Form 8-K filed on October 13, 2000.

      As a result of the acquisition by the Company on December 14, 1998, of all the outstanding capital stock of Eclipse, the results of operations of Eclipse are included in the financial statements of the Company from that date of acquisition. Prior to that acquisition, Eclipse was a privately held company with its headquarters located in Oakbrook, Illinois. A further description of this transaction is set forth in the Company's Form 8-K/A filed on March 1, 1999, with the SEC.

      As a result of the acquisition by the Company on November 6, 1996, of all the outstanding stock of CSI, the results of operations of CSI were included in the financial statements of the Company from that date of acquisition. Through 1999, CSI marketed millennium services to a variety of commercial and governmental organizations.

      During the first nine months of 2000, the Company has integrated all of the services of its subsidiaries into the Company. During the next 12 months, the Company intends to make investments in the expansion and further development of additional IT services and markets, as well as pursue other potentially synergistic acquisitions. In view of these changes, the Company believes the historical period-to-period comparisons of its financial results are not necessarily indicative of future performance. Specifically, as the Company increases its investments in other IT services, it will incur training, salary and other costs prior to the recognition of related revenues. In addition, a significant portion of the Company's revenues are expected to be derived from a relatively small number of large-scale, comprehensive projects. Consequently, the Company's revenues and operating results may be subject to substantial fluctuations in any given year and from quarter to quarter.

      For the three-month period ended September 30, 2000, the Company's revenues decreased by $5.0 million to $3.1 million as compared to $8.1 million for the three-month period ended September 30, 1999. For the nine month period ended September 30, 2000, the Company's revenues decreased by $9.6 million to $10.6 million as compared to $20.2 million for the nine month period ended September 30, 1999. For each of the three-month period and the nine month period ended September 30, 2000, no revenues were generated by CSI's millennium services. The overall decrease in revenues during each of the three-month period and the nine month period ended September 30, 2000 was partially offset by increased non-millennium services. As a result of this significant and planned shift in the Company's revenues away from millennium services and into other IT services, the Company believes the period-to-period comparisons of its financial results are not indicative of future performance.

      The Company's current cost structure consists primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions, the Company expects these costs to increase in future quarters.

      The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is related to salaries and benefits, the Company must effectively manage these costs to achieve profitability. In addition, certain of the Company's projects may be priced on a fixed fee basis. The profitability on an individual fixed fee project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has typically been able to maintain its operating margins through efficiencies achieved completing fixed fee projects within budget, by offsetting increases in consultant salaries with increases in consultant fees, and by effectively managing general overhead costs.

RESULTS OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 2000
             AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES. Revenues for the three month period ended September 30, 2000, were $3.1 million, a decrease of approximately $5.0 million, as compared to revenues of $8.1 million for the three month period ended September 30, 1999. The decrease in revenues was primarily attributable to decreased sales from millennium services and staff augmentation services that were not offset by revenues from the Company's intentional shift to project-based E-value chain services.

      GROSS PROFIT. Gross profit for the three month period ended September 30, 2000, was $1.4 million, or 45% of revenues, a decrease of $3.1 million over gross profit of $4.4 million, or 55% of revenues, for the three month period ended September 30, 1999. The decline of gross profit was attributable to the traditionally lower margins associated with IT consulting services as compared to the higher margins associated with millennium services and software.

      SALES AND MARKETING. Sales and marketing expenses for the three month period ended September 30, 2000, were $0.4 million, or 14% of revenues, a decrease of $0.2 million, as compared to $0.6 million, or 8% of revenues, for the three month period ended September 30, 1999. The decrease in sales and marketing expenses for the three months ended September 30, 2000 was primarily attributable to the release of sales personal associated with the Company's CSI subsidiary which primarily performed most of the Company's prior millennium services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended September 30, 2000, were $2.3 million, or 75% of revenues, a decrease of less than $0.1 million, as compared to $2.3 million, or 28% of revenues, incurred by the Company for the three month period ended September 30, 1999. The nominal decrease in general and administrative expenses for the three month period ended September 30, 2000 was primarily attributable to a refinement in business strategy associated with the intentional shift of the Company's services from millennium services and into management and information systems consulting.

      FACILITIES CLOSING EXPENSE. Facilities closing expense for the three month period ended September 30, 2000, were $0.3 million, or 9% of revenues. The facilities closing expense is related to costs associated with the elimination of the Company's Germantown and satellite locations.

      DISPOSITION OF SUBSIDIARY. The disposition of subsidiary expense for the three month period ended September 30, 2000, was $0.7 million, or 23% of revenues. The disposition of subsidiary expense is related to costs associated with the Company's sale of its PMC subsidiary on September 29, 2000.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three month period ended September 30, 2000, was $0.2 million, or 8% of revenues, a decrease of $0.2 million, as compared to $0.4 million of such expenses, or 5% of revenues, incurred by the Company for the three month period ended September 30, 1999. The decrease in depreciation and amortization expenses for the three month period ended September 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's discontinued millennium services during the fourth quarter of 1999.

      OTHER INCOME (EXPENSE). Interest income for the three month period ended September 30, 2000, was $25,592, or less than 1% of revenues, a decrease of $15,330 as compared to $40,922, or less than 1% of revenues, for the three month period ended September 30, 1999. The decrease in interest income for the three month period ended September 30, 2000 was primarily attributable to lesser amounts of cash available for investment in overnight sweep accounts. Interest expense for the three month period ended September 30, 2000 was $62,341, or 2% of revenues, an increase of $61,870 as compared to $471 or less than 1% of revenues, for the three month period ended September 30, 1999. The increase in interest expense for the three months ended September 30, 2000 was primarily attributable to the prior issuance of a $3.0 million promissory note with an imputed interest rate of 8.5% per annum which was included as part of the purchase price paid by the Company in conjunction with its original acquisition of PMC in October 1999.

      NET INCOME (LOSS). As a result of the above, the net loss for the three month period ended September 30, 2000, was $2.6 million as compared to the net income of approximately $1.0 million for the three months ended September 30, 1999, which represents a difference of approximately $3.6 million.


                     NINE MONTHS ENDED SEPTEMBER 30, 2000
           AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

      REVENUES. Revenues for the nine month period ended September 30, 2000, were $10.6 million, a decrease of approximately $9.6 million, as compared to revenues of $20.2 million for the nine month period ended September 30, 1999. The decrease in revenues was primarily attributable to decreased sales from millennium services and staff augmentation services that were not offset by revenues from the Company's intentional shift to project-based E-value chain services.

      GROSS PROFIT. Gross profit for the nine month period ended September 30, 2000, was $4.8 million, or 45% of revenues, a decrease of $6.6 million over gross profit of $11.4 million, or 56% of revenues, for the nine month period ended September 30, 1999. The decline of gross profit was attributable to lower margins associated with the introduction of new web enabled services, lower margins traditionally associated with IT consulting services as compared to the higher margins associated with millennium services and software, and a cost overrun associated with a fixed price project that was accounted for in accordance with Company policy.

      SALES AND MARKETING. Sales and marketing expenses for the nine month period ended September 30, 2000, were $1.6 million, or 15% of revenues, a decrease of $0.3 million, as compared to $1.9 million, or 9% of revenues, for the nine month period ended September 30, 1999. The decrease in sales and marketing expenses for the nine month period ended September 30, 2000 was primarily attributable to the release of sales personal associated with the Company's CSI subsidiary which primarily performed most of the Company's prior millennium services.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine month period ended September 30, 2000, were $7.4 million, or 70% of revenues, an increase of $0.8 million, as compared to $6.6 million, or 32% of revenues, incurred by the Company for the nine month period ended September 30, 1999. The increase in general and administrative expenses for the nine month period ended September 30, 2000 was primarily attributable to increases in non-billable staff and training cost associated with the intentional shift of the Company's services from millennium services and into management and information systems consulting.

      FACILITIES CLOSING EXPENSE. Facilities closing expense for the nine month period ended September 30, 2000, was $0.3 million, or 3% of revenues. The facilities closing expense is related to costs associated with the termination of the Company's Germantown and satellite locations.

      DISPOSITION OF SUBSIDIARY. The disposition of subsidiary expense for the nine month period ended September 30, 2000, was $0.7 million, or 7% of revenues. The disposition of subsidiary expense is related to costs associated with the Company's sale of its PMC subsidiary on September 29, 2000.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine month period ended September 30, 2000, were $0.7 million, or 7% of revenues, a decrease of $0.5 million, as compared to $1.3 million of such expenses, or 6% of revenues, incurred by the Company for the nine month period ended September 30, 1999. The decrease in depreciation and amortization expenses for the nine months ended September 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's discontinued millennium services during the fourth quarter of 1999.

      OTHER INCOME (EXPENSE). Interest income for the nine month period ended September 30, 2000, was $88,493, or less than 1% of revenues, a decrease increase of $4,538 as compared to $93,031, or less than 1% of revenues for the nine month period ended September 30, 1999. The decrease in interest income for the nine months ended September 30, 2000 was primarily attributable to lesser amounts of cash available for investment in overnight sweep accounts. Interest expense for the nine months ended September 30, 2000 was $197,802. The increase in interest expense for the nine months ended September 30, 2000 was primarily attributable to the issuance of a $3.0 million promissory note with an imputed interest rate of 8.5% per annum which was included as part of the purchase price paid by the Company in conjunction with its prior acquisition of PMC in October 1999.

      NET INCOME (LOSS). As a result of the above, the net loss for the nine months ended September 30, 2000, was $5.9 million as compared to the net income of approximately $1.8 million for the nine months ended September 30, 1999, which represents a difference of approximately $7.8 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operating activities for the quarter ended September 30, 2000, was approximately $0.8 million as compared to cash provided by operating activities of $0.5 million for the quarter ended September 30, 1999. The increase in cash used in operations during the third quarter of 2000 was primarily a result of the net loss from the Company's operations and closing expenses of the Company's Germantown, Maryland office. Capital expenditures on property and equipment were less than $0.1 million for the quarters ended September 30, 2000, and 1999.

      As of September 30, 2000, the Company had net working capital of approximately $2.2 million. The Company's primary source of liquidity consists of approximately $1.5 million in cash and cash equivalents and approximately $2.4 million of accounts receivable. The Company's current liabilities include $2.0 million in accounts payable and accrued expenses.

      The market for the Company's services is expanding and the Company's business environment is characterized by rapid technological changes. In 1999, the Company began to shift away from millennium services and has consolidated its current subsidiaries into one operating company. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes, and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

OTHER

      Inflation has not had a significant effect on the Company's operations, as increased costs to the Company have generally been offset by increased prices of services sold.

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

      This  report  contains  forward-looking  statements  setting  forth  the
Company's beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NOT APPLICABLE

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM  5. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      The following exhibit is filed herewith:

        27 - Financial Data Schedule

(b)   REPORTS ON FORM 8-K

        On October 13, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the sale on September 29, 2000, of Parker Management Consultants, Ltd., a Delaware corporation.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WIDEPOINT CORPORATION


Date:  November 20, 2000         /s/MICHAEL C. HIGGINS
                                 ---------------------
                                 Michael C. Higgins
                                 President


                                 /s/JAMES T. MCCUBBIN
                                 --------------------
                                 James T. McCubbin
                                 Vice President - Principal Financial
                                   and Accounting Officer