Form 10-K
period 2000-12-31
WIDEPOINT CORP
filed 2001-04-02
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    For the fiscal year ended December 31, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the transition period from             to                .
                                   -----------    ---------------

                        Commission File Number 000-23967

                             WIDEPOINT CORPORATION
             (Exact name of registrant as specified in its charter.)

         Delaware                                            52-2040275
- -------------------------------------               --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

   One Mid America Plaza, Oakbrook Terrace, IL                 60181
- -----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's phone number, including area code:          (630) 645-0003
                                               ---------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes      X             No
                                               ---------------       -----------

    The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of March 26, 2001 by non-affiliates of the registrant was approximately $3,043,014 based on the average bid and asked prices of the Common Stock on such date.

    As of March 26, 2001, the registrant had 12,984,913 shares of its Common Stock issued and outstanding.

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

ITEM 1. BUSINESS

Introduction

WidePoint Corporation (formerly known as ZMAX Corporation; the "Company" or "WidePoint") focuses on implementing middle market companies' Information Technology ("IT") e-strategies. The Company helps its clients analyze, design, implement, and support e-business solutions that improve the value of their e-business initiatives.

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultants to help clients improve their business performance. Today, this focus continues to tie together the Company's service offerings and future direction. WidePoint's clients are increasingly looking to harness the power of the Internet and other leading IT technologies by integrating these technologies with their existing systems as they transition to a business-to-business (B2B) e-commerce environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provides IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary"). During the first half of 2000, the Company substantially consolidated all of the Company's IT services into its WidePoint-Subsidiary. Further, in June 2000, the Company merged CSI, Eclipse and WidePoint-Subsidiary into the Company, with the Company being the surviving entity in such mergers. In conjunction with such mergers, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." On September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser.


Business Strategy and Services

In order to capitalize on the Internet revolution, the Company evolved from a Year 2000 strategic solutions provider to an IT based e-business solutions provider. This action occurred with a refinement of strategy that the Company undertook during 2000 that restructured the business infrastructure and focus.

The Company believes the current market for IT services is rapidly changing and expanding due primarily to the Internet's opportunities and challenges. The influence of the Internet offers significant opportunities for growth in the IT services marketplace.

The Company presently focuses on planning, implementing and supporting component-based, custom application development and integration services. These services include:


Strategy Consulting
o Up-front Internet consulting services designed to increase revenue, develop digital brand strategy, generate additional market share, reduce costs and/or establish competitive advantage.

Solutions Consulting
o Services that enable the development of e-Commerce, operational excellence, supply chain management and customer facing solutions.

Web Site Design
o The creation of a dynamic, intuitive web presence through sound user interface design, information architecture and graphic design techniques.

Web Application Development
o Full life cycle development of web-based applications. Software applications that integrate databases, legacy and ERP systems and provide important functionality.

Web Enablement Services
o Leverages existing investments in systems and applications while realizing the benefits of the Internet.

To support the Company's targeted growth plans, the Company's business strategy incorporates seeding internal growth with focused sales and marketing and selecting potential acquisitions that may supplement and expand the Company's skills base and exposure. The Company believes that a strong focused sales and marketing effort enables the Company to service larger national accounts that may generate greater revenues.

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


Clients

The Company's client list includes an expanding number of companies that are ready to take advantage of the Internet and e-business strategies to change the way they conduct business. The client base of the Company is located predominately throughout North America. The Company has experience and expertise in the successful completion of projects in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and state government.

Historically the Company derived, and may in the future derive, a significant percentage of its total revenues from a relatively small number of clients. During 2000, no customers individually represented more than 10 percent of revenues for the year. During 1999, two customers individually represented 12 and 11 percent of revenues for that year. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Marketing and Sales

The Company focuses its sales and marketing efforts on mid-market corporations with significant IT budgets and requirements. While the Company performs work for companies in many various industries, the majority of the Company's revenues for 2000 were derived from contracts and projects with state governments, manufacturing clients, consumer product goods clients and healthcare corporations.

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


Intellectual Property

The Company's intellectual property primarily consists of methodologies developed for use in e-Technologies solutions. The Company does not have any patents and relies upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect its ownership of its proprietary methodologies. The Company generally enters into nondisclosure and confidentiality agreements with its employees, partners, independent sales agents and clients. As the number of competitors providing services similar to the services of the Company increases, the likelihood of similar methodologies being used by competitors increases. Although the Company's methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim against the Company, any infringement claim or litigation against the Company could materially adversely affect the Company's business, operating results and financial condition.


Personnel

As of December 31, 2000 the Company had 91 full time employees including 13 persons in sales and recruiting, 47 persons in consulting, 7 persons in management and administration, and 24 employees contracted to PMC by the Company through December 31, 2000 as part of the PMC sale agreement. All of the contracted employees became PMC employees effective January 1st 2001. The Company also employs consultants and temporary employees.

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

ITEM 2.  PROPERTIES.

The principal executive office of the Company is located at One Mid America Plaza, Suite 403, Oakbrook Terrace, Illinois, in approximately 5,880 square feet through a sublease that expires December 31, 2001. The Company's annual rent for the property in 2000 was approximately $120,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office.

The Company also leases a branch office located at 4401 Rockside Road, Suite 405, Independence, Ohio, in approximately 1,131 square feet through a prime lease that expires June 30, 2003. The Company's annual rent for the property in 2000 was approximately $22,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office.

As a result of the refinement of strategy the Company undertook during 2000, several offices were closed and their leases either sublet, assigned, or expired. The Minnesota office lease located at 11800 Singletree Lane, Suite 314, Eden Prairie, Minnesota was not renewed and will expire on March 31, 2001. The Company's annual rent for the property in 2000 was approximately $23,000. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June of 2000 for the same terms as those of the Company's prime lease. The Company's annual rent for the property in 2000 was approximately $31,000 and the lease expires on February 4, 2004. The former corporate headquarters office located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc. The Company's annual rent for the property in 2000 was approximately $150,000 and the assigned lease expires on September 30, 2005. The Company is secondarily liable if GHG Holdings, Inc were to default on the assigned lease.

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


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently involved in any material legal proceedings.

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company, and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

In December 1999, a third-party complaint was filed against Parker Management Consultants, Ltd. ("PMC") by a former client. The complaint alleged, among other things, breach of contract pertaining to an enterprise resource planning implementation. In the complaint, the former client is seeking approximately $10.0 million in total damages. The complaint relates to work completed prior to the Company's acquisition of PMC and, under the terms of the purchase agreement, the shareholder of PMC, has indemnified the Company against damages related to the complaint. In addition, the Company completed a sale of the PMC subsidiary during 2000 (see Note 3). The shareholder of PMC has engaged counsel and intends to vigorously defend against this complaint. In the opinion of management, the Company will not incur a loss related to this legal matter.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASD OTC Bulletin Board under the symbol "WDPT" and the Frankfurt and Berlin exchanges under the symbol "ZMX". From July 5, 2000 to March 1, 2001 the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol "WDPT". From May 19, 1998 to July 4, 2000 the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol "ZMAX". From August 20, 1996 to May 18, 1998 the Company's Common Stock was quoted on the NASD OTC Bulletin Board under the symbol "ZMAX". Prior to August 20, 1996 the Company's Common Stock was traded on the NASD OTC Bulletin Board under the trading symbols of "MEDO" and "ORYX.

The stock prices listed below represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

                           2000                 High             Low
               -----------------------------------------------------------
               First Quarter                    $  7.56           $  2.28
               Second Quarter                      3.38              1.38
               Third Quarter                       1.31               .50
               Fourth Quarter                       .56               .13

                           1999                 High             Low
               -----------------------------------------------------------
               First Quarter                    $  3.38           $  1.94
               Second Quarter                      3.63              2.03
               Third Quarter                       4.19              2.25
               Fourth Quarter                      5.94              3.25

           As of March 26, 2001 there were 162 holders of record of the Common Stock.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. WidePoint plans to retain earnings for use in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on WidePoint's results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

The tables below present selected historical financial data of WidePoint. The WidePoint historical data for the years ended December 31, 2000, 1999, and 1998 are derived from the historical financial statements of WidePoint Corporation as audited by Arthur Andersen LLP, included elsewhere in this Form 10-K.

On September 29, 2000, WidePoint sold Parker Management Consulting, Ltd. ("PMC"), a Delaware corporation. The accompanying financial data include the accounts of PMC through the date of sale. A further description of this transaction is set forth in the Company's Form 8-K/A filed on December 13, 2000 with the Securities and Exchange Commission.

On September 30, 1999, WidePoint acquired Parker Management Consulting, Ltd. ("PMC"), a Delaware corporation. The accompanying financial data include the accounts of PMC since the date of acquisition. A further description of this transaction is set forth in the Company's Form 8-K/A filed on December 15, 1999 with the Securities and Exchange Commission.

On December 14, 1998, WidePoint acquired Eclipse Information Systems, Inc. ("EIS"), an Illinois corporation. The accompanying financial data include the accounts of EIS since the date of acquisition. A further description of this transaction is set forth in the Company's Form 8-K/A filed on March 1, 1999 with the Securities and Exchange Commission.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere herein.


Selected Consolidated Financial Information

                                             ---------------------------------------------------------------------------------------
                                                  2000              1999              1998              1997             1996
                                             ---------------   ---------------  ----------------   ---------------  ----------------
Statement of Operations Data:
Revenues                                      $  12,834,474     $  27,196,125     $   9,916,276     $   1,425,360     $           -
Cost of revenues                                  7,014,045        12,140,007         3,478,982           667,098                 -
Research and development expense                          -           325,651           473,362                 -                 -
Sales and marketing expense                       1,856,694         2,617,117         1,190,548         1,110,655           228,803
General and administrative expense                8,535,062         9,701,672         3,515,391         4,148,421         1,069,681
Facilities closing expense                          376,289                 -                 -                 -                 -
Disposition of subsidiary                           699,203                 -                 -                 -                 -
Employee stock compensation expense                       -                 -           534,384                 -                 -
Impairment of long-term assets                            -         1,703,825                 -                 -                 -
Depreciation and amortization                       851,562         1,817,329         1,268,338         1,008,864           193,533
                                             ---------------   ---------------  ----------------   ---------------  ----------------
        Loss from operations                    (6,498,381)       (1,109,476)         (544,729)       (5,509,678)       (1,492,017)
                                             ---------------   ---------------  ----------------   ---------------  ----------------

Other income (expense):
Interest income                                     103,351           161,123           270,337           137,814            14,248
Interest expense                                  (198,971)          (76,296)           (9,140)       (1,366,479)       (7,125,386)
Other                                                     -          (33,756)               821       (7,468,356)       (2,903,600)
                                             ---------------   ---------------  ----------------   ---------------  ----------------
        Net loss before income taxes            (6,594,001)       (1,058,405)         (282,711)      (14,206,699)      (11,506,755)
Income taxes                                              -            37,648                 -                 -                 -
                                             ---------------   ---------------  ----------------   ---------------  ----------------
Net loss                                       $(6,594,001)     $ (1,096,053)       $ (282,711)     $(14,206,699)     $(11,506,755)
                                             ===============   ===============  ================   ===============  ================

        Basic and diluted loss per share      $      (0.51)        $   (0.08)        $   (0.03)        $   (2.58)        $  (13.45)
                                             ===============   ===============  ================   ===============  ================

        Basic and diluted weighted average
            shares outstanding                   12,979,055        12,949,913        10,638,680         5,502,668           855,712
                                             ===============   ===============  ================   ===============  ================


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


Overview

WidePoint Corporation (formerly known as ZMAX Corporation; the "Company") focuses on implementing middle market companies' Information Technology ("IT") e-strategies. The Company helps its clients analyze, design, implement, and support e-business solutions that improve the value of their e-business initiatives.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary"). During the first half of 2000, the Company substantially consolidated all of the Company's IT services into its WidePoint-Subsidiary. Further, in June 2000, the Company merged CSI, Eclipse and WidePoint-Subsidiary into the Company, with the Company being the surviving entity in such mergers. In conjunction with such mergers, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." On September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser.

For the year ended December 31, 2000, the Company's revenues decreased by 53% from approximately $27.2 million in 1999 to approximately $12.8 million in 2000. This decrease was materially due to the loss of revenues generated from millennium based IT services in 1999. Approximately 45% of the Company's revenues, or $12.5 million, was generated from those services in 1999 as compared to no contribution to revenues in 2000. As a result of the loss of the revenues from millennium based IT services the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions, the Company expects these costs to increase.

The Company's profitability depends upon both the volume of service and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. The profitability on an individual project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary methodologies, by offsetting increases in consultant salaries with increases in consultant fees, and by effectively managing general overhead costs.

Recent Developments

PMC Disposition:

On September 29, 2000, WidePoint Corporation sold 100% of the issued and outstanding capital stock of Parker Management Consultants, Ltd. ("PMC"), a Delaware corporation, to eHoldings, Inc., a Maryland corporation, in consideration for the transfer from eHoldings to the Company of the promissory note in the original principal amount of $3,000,000 which was previously issued by the Company to the former sole shareholder of PMC as part of the consideration previously paid by the Company when it originally acquired PMC. eHoldings had previously acquired such promissory note from the former shareholder of PMC. The sale of all the issued and outstanding shares of capital stock of PMC by the Company was accomplished pursuant to the terms of a Stock Purchase Agreement, dated September 20, 2000, by and among the Company and eHoldings. In conjunction with the sale, the Company recorded a loss of approximately $700,000 related to the write-off of intangible assets with a remaining net book value of approximately $3,400,000. A further description of this transaction is set forth in the Company's Form 8-K filed on October 13, 2000 and 8-K/A filed on December 15, 2000 with the Securities and Exchange Commission.

Results of Operations

Year Ended December 31, 2000 Compared to the Year ended December 31, 1999

Revenues. Revenues for the year ended December 31, 2000, were approximately $12.8 million, a decrease of $14.4 million, as compared to revenues of approximately $27.2 million for the year ended December 31, 1999. The 53% decrease in revenues in 2000 was primarily attributable to the elimination of sales of millennium services during 2000.

Gross profit. Gross profit for the year ended December 31, 2000, was $5.8 million, or 45% of revenues, a decrease of $9.3 million as compared to gross profit of $15.1 million, or 56% of revenues, for the year ended December 31, 1999. The decrease was attributable to a reduction in revenues generated during 2000 as compared to 1999.

Research and development. The Company had no research and development expenses for the year ended December 31, 2000, as compared to $0.3 million, or 1% of revenues, for the year ended December 31, 1999. The Company eliminated its research and development expenses in 2000 as it shifted its focus from millennium services towards IT consulting services.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2000 were $1.9 million, or 15% of revenues, as compared to $2.6 million, or 10% of revenues, for the year ended December 31, 1999. The $0.7 million decrease in sales and marketing expenses for the year ended December 31, 2000, was primarily attributable to the refinement of corporate strategy that matched the size of the sales force with the operational requirements of the business. The increase as a percentage of revenues was primarily attributable to fewer economies of scale realized by the consolidation of the Company's seven offices to two offices during 2000 and a decrease in revenue.

General and administrative. General and administrative expenses for the year ended December 31, 2000 were $8.5 million, or 66% of revenues, as compared to $9.7 million, or 36% of revenues, for the year ended December 31, 1999. The $1.2 million decrease in general and administrative expenses in 2000 was primarily attributable to the refinement of corporate strategy that consolidated seven offices into two during 2000. The increase as a percentage of revenues was primarily attributable to increased costs of administering the closure of the various offices during 2000 and a decrease in revenue.

Interest income (expense). Interest income for the year ended December 31, 2000 was $0.1 million, a decrease of $0.1 million or 50%, as compared to $0.2 million for the year ended December 31, 1999. The decrease in interest income in 2000 was primarily attributable to lesser amounts of invested cash. Interest expense for the year ended December 31, 2000 was $0.2 million, an increase of $0.1 million or 100%, as compared to $0.1 million interest expense for the ended December 31, 1999. The increase in interest expense in 2000 was primarily attributable to the issuance of a $3.0 million promissory note as part of the purchase price paid in conjunction with the acquisition of PMC in October 1999.

Facilities closing expense. The loss from operations for the year ended December 31, 2000 included a one-time charge of $0.4 million for facilities closing expense. This one-time charge was the result of the refinement in business strategy the Company undertook during 2000 that consolidated and closed several offices.

Disposition of Subsidiary. The loss from operations for the year ended December 31, 2000 included a one-time charge of $0.7 million related to the write-off of intangible assets associated with the sale of PMC. The loss included the write-off of intangible assets with a remaining net book value of approximately $3,400,000 and direct costs associated with the sale of approximately $200,000.

Net income (loss). As a result of the above, the net loss for the year ended December 31, 2000 was $6.6 million, an increase of $5.5 million, as compared to the net loss of $1.1 million for the year ended December 31, 1999. Net loss excluding the one time charges for the year ended December 31, 2000 was $5.5 million.

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

Impairment of long-term assets. The loss from operations for the year ended December 31, 1999 included a one-time charge of $1.7 million incurred in connection with the Company's write-off of certain intangible assets associated with its millennium services which were being discontinued in the future. This write-off was the result of the shift in the Company's business model away from millennium services toward IT services which rendered certain of the Company's intangible assets related to millennium services completely impaired and with no further useful life under the provisions of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for the Long-Lived Assets to be Disposed of."

Employee stock compensation charge. The loss from operations for the year ended December 31, 1998 included a one-time charge of $0.5 million that resulted from the contribution of shares of Company common stock to the Company of certain stockholders, and the re-issuance of that stock to an employee as consideration for services.

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


Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from an exchange offer of debt for equity and the exercise of warrants related to convertible exchangeable debentures. Cash used in operating activities for the year ended December 31, 2000 was $3.2 million, a decrease of $4.3 million over the cash provided by operating activities of $1.0 million for the year ended December 31, 1999. Total cash used for the year ended December 31, 2000 was $3.1 million, as compared to cash used of $0.3 million for the year ended December 31, 1999. The cash used during the year ended December 31, 2000 was primarily a result of the $6.6 million in net losses during 2000. Capital expenditures on property and equipment were $0.1 million for the year ended December 31, 2000, as compared to $0.4 million during the year ended December 31, 1999. The decrease in capital expenditures during 2000 was related primarily to the refinement of corporate strategy that resulted in the consolidation of offices, employees, and assets of the Company.

As of December 31, 2000, the Company had working capital of $1.9 million. The Company's primary source of liquidity consists of $1.1 million in cash and cash equivalents and $1.9 million of accounts receivable. The Company's current liabilities include $1.2 million in accounts payable and accrued expenses.

The Company's business environment is characterized by rapid technological changes. In 2000, the Company undertook a refinement in corporate strategy that consolidated operations and shifted the Company's focus to providing IT related e-Technology services to middle market companies. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company's revenue growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a significant new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Company is not subject to the requirement to file selected quarterly financial data under item 302 of Regular S-K.

         The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

        (a) Financial Statements and Financial Statement Schedule

            (1) Financial Statements:

            Report of Arthur Andersen LLP, Independent Public Accountants

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 2000, 1999, and 1998

            Consolidated Statements of Cash Flow for the Years Ended December 31, 2000, 1999, and 1998

            Notes to Consolidated Financial Statements

            (1) Financial Statements Schedule:

            Report of Independent Accountants

            Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

        (b) Reports on Form 8-K

            On October 13, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission reporting its sale on September 29, 2000, of Parker Management Consultants, Ltd. On December 15, 2000, the Company filed an amendment to that Form 8-K setting forth historical and pro forma financial information relating to that acquisition.


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

- ----------------------
* - Management contract or compensatory plan

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

10.22 Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd.,

       Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, as filed on October 18, 1999 (File No. 000-23967).)

10.23 Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999. (Incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.24 Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999. (Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.)*

10.25 Stock Purchase Agreement, dated as of September 20, 2000, by and between WidePoint Corporation, eHoldings, Inc., and Parker Management Consultants, Ltd. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K, as filed on October 18, 2000 (File Number 000-23967).)

21     Subsidiaries of WidePoint Corporation

23     Consent of Arthur Andersen LLP

24     Schedule II Valuation and Qualifying Accounts





- -------------------------
* - Management contract or compensatory plan

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ZMAX Corporation


Date:    March 29, 2001                           /s/ MICHAEL C. HIGGINS
                                                  ----------------------
                                                  Michael C. Higgins
                                                  President and Chief
                                                  Executive Officer


Date:      March 29, 2001                         /s/ JAMES T. MCCUBBIN
                                                  ---------------------
                                                  James T. McCubbin
                                                  Vice President -
                                                  Principal Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 2001                          /s/MELVIN A. MCCUBBIN
                                                ---------------------
                                                Melvin A. McCubbin
                                                Director and Chairman of
                                                the Board


Dated:  March 29, 2001                          /s/MICHAEL C. HIGGINS
                                                ---------------------
                                                Michael C. Higgins
                                                Director, President and
                                                Chief Executive Officer


Dated:  March 29, 2001                          /s/JAMES T. MCCUBBIN
                                                --------------------
                                                James T. McCubbin
                                                Director, Vice President
                                                and Chief Financial Officer,
                                                Secretary and Treasurer


Dated:  March 29, 2001                          /s/G.W. NORMAN WAREHAM
                                                ----------------------
                                                G.W. Norman Wareham
                                                Director

Dated:  March 29, 2001                          /s/STEVE L. KOMAR
                                                -----------------
                                                Steve L. Komar
                                                Director


Dated:  March 29, 2001                          /s/JAMES M. RITTER
                                                ------------------
                                                James M. Ritter
                                                Director

                         INDEX TO FINANCIAL STATEMENTS
                                                                            Page

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-2

Consolidated Statements of Operations for the Years ended

         December 31, 2000, 1999, and 1998                                   F-3

Consolidated Statements of Stockholders' Equity for the Years ended

         December 31, 2000, 1999, and 1998                                   F-4

Consolidated Statements of Cashflows for the Years ended

         December 31, 2000, 1999, and 1998                                   F-5

Notes to Consolidated Financial Statements                                   F-6

Report of Independent Public Accountants                                    F-14

Exihibit 21 - Subsidiaries of ZMAX Corporation                              F-15

Exihibit 24 - Schedule II - Valuation and Qualifying Accounts               F-16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WidePoint Corporation:

We have audited the accompanying balance sheets of WidePoint Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and its subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets                                                      December 31,
- ---------------------------                                               ---------------------------
                                                                             2000           1999
                                                                          -----------    ------------
Assets
Current assets:
     Cash and cash equivalents .......................................   $  1,085,696    $  4,226,434
     Accounts receivable, net of allowance of $208,832 and
      $110,000, respectively .........................................      1,880,165       5,548,123
     Prepaid expenses and other assets ...............................        173,698         394,554
                                                                         ------------    ------------
                  Total current assets ...............................      3,139,559      10,169,111
                                                                         ------------    ------------
     Property and equipment, net .....................................        335,935         705,445
     Intangible assets, net ..........................................      6,155,850      10,114,400
     Other assets ....................................................         59,045            --
                                                                         ------------    ------------
                  Total assets .......................................   $  9,690,389    $ 20,988,956
                                                                         ============    ============

Liabilities and stockholders' equity Current liabilities:
     Accounts payable and accrued expenses ...........................   $  1,237,879    $  3,230,698
     Current portion of note payable .................................           --         1,000,000
     Current portion of capital lease obligation .....................         29,830          27,149
                                                                         ------------    ------------
                  Total current liabilities ..........................      1,267,709       4,257,847
                                                                         ------------    ------------
Note payable, net of current portion .................................           --         1,833,436
Capital lease obligation, net of current portion .....................         24,430          54,260
                                                                         ------------    ------------
                  Total liabilities ..................................      1,292,139       6,145,543
                                                                         ------------    ------------
Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred stock, $0.001 par value; 10,000,000
       shares authorized; none issued
       and outstanding ...............................................           --              --
     Common stock, $0.001 par value; 50,000,000 shares
       authorized; 12,984,913 and 12,949,913 shares
       issued and outstanding as of December 31,
       2000 and 1999, respectively ...................................         12,985          12,950
     Stock warrants ..................................................        140,000         280,000
     Deferred compensation ...........................................           --          (120,587)
     Additional paid-in capital ......................................     41,931,484      41,763,268
     Accumulated deficit .............................................    (33,686,219)    (27,092,218)
                                                                         ------------    ------------
                  Total stockholders' equity .........................      8,398,250      14,843,413
                                                                         ------------    ------------
                  Total liabilities and stockholders' equity .........   $  9,690,389    $ 20,988,956
                                                                         ============    ============


  The accompanying notes are an intergral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

                                                                                For the Years Ended December 31,
                                                                           2000               1999               1998

Revenues........................................................         $12,834,474        $27,196,125       $  9,916,276
Operating expenses:
     Cost of revenues...........................................           7,014,045         12,140,007          3,478,982
     Research and development...................................                   -            325,651            473,362
     Sales and marketing........................................           1,856,694          2,617,117          1,190,548
     General and administrative.................................           8,535,062          9,701,672          3,515,391
     Facilities closing expense.................................             376,289                 --                 --
     Disposition of subsidiary..................................             699,203                 --                 --
     Employee stock compensation expense........................                  --                 --            534,384
     Impairment of long-term assets.............................                  --          1,703,825                 --
     Depreciation and amortization..............................             851,562          1,817,329          1,268,338
                                                                      --------------      -------------       ------------
Loss from operations............................................          (6,498,381)        (1,109,476)          (544,729)
Other income (expenses):
     Interest income............................................             103,351            161,123            270,337
     Interest expense...........................................            (198,971)           (76,296)            (9,140)
     Other......................................................                  --            (33,756)               821
                                                                      --------------      -------------       ------------
Net loss before income taxes....................................          (6,594,001)        (1,058,405)          (282,711)
                                                                      --------------      -------------       ------------
Income tax provision............................................                  --             37,648                 --
                                                                      --------------      -------------       ------------
Net loss........................................................         $(6,594,001)       $(1,096,053)       $  (282,711)
                                                                      ==============      =============       ============

Basic and diluted net loss per share............................     $         (0.51)    $        (0.08)       $     (0.03)
Basic and diluted weighted-average shares outstanding...........
                                                                          12,979,055         12,949,913         10,638,680
                                                                      ==============      =============       ============


  The accompanying notes are an intergral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity


                                  Preferred Stock           Common Stock          Stock       Deferred
                                 Shares     Amount        Shares       Amount     Warrants   Compensation

Balance, December 31, 1997....      --     $   --        11,729,714     11,729     704,000          --
 Cancellation of shares.......      --         --          (312,500)      (312)         --          --
 Employee stock compensation..      --         --                --         --          --          --
 Common stock issued in
   Eclipse acquisition........      --         --         1,700,000      1,700          --          --
 Net loss.....................      --         --                --         --          --          --
                                 -------    ------       ----------    -------    --------     --------
Balance, December 31, 1998....      --         --        13,117,214     13,117     704,000          --
 Cancellation of shares.......      --         --          (167,301)      (167)         --          --
 Expiration of warrants.......      --         --                --         --    (704,000)         --
 Issuance of warrants in
   Parker acquisition.........      --         --                --         --     140,000          --
 Deferred compensation........      --         --                --         --     140,000    (140,000)
 Amortization of deferred
   compensation...............      --         --                --         --          --      19,413
 Net loss.....................      --         --                --         --          --          --
                                 -------    ------       ----------    -------    --------     --------
Balance, December 31, 1999....      --         --        12,949,913     12,950     280,000    (120,587)
                                 =======    ======       ==========    =======    ========     ========
 Adjustment of warrant
   valuation..................      --         --                --         --    (140,000)    120,587
 Exercise of stock options....      --         --            35,000         35          --          --
 Net loss.....................      --         --                --         --          --          --
                                 -------    ------       ----------    -------    --------     --------
Balance, December 31, 2000....      --     $   --        12,984,913    $12,985    $140,000   $      --
                                 =======    ======       ==========    =======    ========     ========

                                      Additional
                                       Paid-In       Accumulated
                                       Capital         Deficit         Total

Balance, December 31, 1997....        34,576,105      (25,713,454)    9,578,380
 Cancellation of shares.......               312              --            --
 Employee stock compensation..           534,384              --        534,384
 Common stock issued in
   Eclipse acquisition........         5,948,300              --      5,950,000
 Net loss.....................               --          (282,711)     (282,711)
                                      ----------      -----------    ----------
Balance, December 31, 1998....        41,059,101      (25,996,165)   15,780,053
 Cancellation of shares.......               167              --            --
 Expiration of warrants.......           704,000              --            --
 Issuance of warrants in
   Parker acquisition.........               --               --        140,000
 Deferred compensation........               --               --            --
 Amortization of deferred
   compensation...............               --               --         19,413
 Net loss.....................               --        (1,096,053)   (1,096,053)
                                      ----------      -----------    ----------
Balance, December 31, 1999....        41,763,268      (27,092,218)   14,843,413
                                      ==========      ===========    ==========
 Adjustment of warrant
   valuation..................               --               --        (19,413)
 Exercise of stock options....           168,216              --        168,251
 Net loss.....................               --        (6,594,001)   (6,594,001)
                                      ----------      -----------    ----------
Balance, December 31, 2000....       $41,931,484     $(33,686,219)   $8,398,250
                                      ==========      ===========    ==========



  The accompanying notes are an intergral part of these consolidated statements


WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                    For the Years Ended December 31,
                                                                                 2000              1999              1998

Cash flows from operating activities:
     Net loss..........................................................       $(6,594,001)     $(1,096,053)     $   (282,711)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities-
         Depreciation and amortization expense.........................           851,562        1,817,329         1,315,154
         Impairment of long-term assets................................                --        1,703,825                --
         Loss on sale of property and equipment........................           149,807               --                --
         Disposition of subsidiary.....................................           699,203               --                --
         Amortization of discount on notes payable.....................                --              113                --
         Deferred compensation.........................................           (19,413)          19,413                --
         Stock compensation expense....................................                --               --           534,384
     Changes in assets and liabilities-
         Accounts receivable...........................................         3,667,958       (2,473,058)          (73,715)
         Prepaid expenses and other assets.............................           161,811           59,264           (15,604)
         Accounts payable and accrued expenses.........................        (2,146,728)         992,103          (138,405)
         Customer deposits.............................................                --               --          (926,036)
                                                                               ----------       ----------        ----------
                  Net cash (used in) provided by operating activities..        (3,229,801)       1,022,936           413,067
                                                                               ----------       ----------        ----------
Net cash used in investing activities:
     Purchase of subsidiaries, net of cash acquired....................                --         (847,849)       (1,647,644)
     Purchases of property and equipment...............................           (82,038)        (426,887)         (109,840)
     Proceeds from sale of property and equipment......................            30,000               --                --
                                                                               ----------       ----------        ----------
                  Net cash used in investing activities................           (52,038)      (1,274,736)       (1,757,484)
                                                                               ----------       ----------        ----------
Net cash (used in) provided by financing activities:
     Proceeds from exercise of stock options...........................           168,251               --                --
     Net payments on long-term obligations.............................           (27,150)         (42,892)         (539,541)
                                                                               ----------       ----------        ----------
                  Net cash (used in) provided by by financing
                    activities.........................................           141,101          (42,892)         (539,541)
                                                                               ----------       ----------        ----------
Net (decrease) increase in cash........................................        (3,140,738)        (294,692)       (1,883,958)
Cash, beginning of period..............................................         4,226,434        4,521,126         6,405,084
                                                                               ----------       ----------        ----------
Cash, ending of period.................................................       $ 1,085,696      $ 4,226,434     $   4,521,126
                                                                               ==========       ==========        ==========
Supplementary cash flow information:
     Cash paid for-
         Interest..............................................               $   177,817      $     9,005     $      27,125
                                                                               ==========       ==========        ==========
         Income taxes..........................................               $        --      $   137,648     $          --
                                                                               ==========       ==========        ==========


  The accompanying notes are an intergral part of these consolidated statements

Notes to  Consolidated Financial Statements

1.   Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (formerly known as ZMAX Corporation; the "Company") focuses on implementing middle market companies' Information Technology ("IT") e-strategies. The Company helps its clients analyze, design, implement, and support e-business solutions.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provides IT consulting services focused in Enterprise Resource Planning. On September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser (See Note 3).

The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses; dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses in 1999 and operating losses and negative cash flows from operations during 2000. These losses and negative operating cash flows may continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.

2.   Significant Accounting Policies:

Principles of Consolidation

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

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 2000 and 1999, cash and cash equivalents included $607,645 and $2,867,950, respectively, of investments in overnight sweep accounts, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2000 and 1999, unbilled accounts receivable totaled $4,315 and $198,773, respectively.

Significant Customers

During 2000, no customers individually represented more than ten percent of revenue. During 1999, two customers individually represented 12 and 11 percent of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2000, no customer represented more than ten percent of accounts receivable. As of December 31, 1999, one customer individually represented seventeen percent of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

                                                             December 31,
                                                           2000         1999

Furniture and fixtures.............................     $  78,209     $281,229
Computer equipment and software....................       704,400      887,651
Leasehold improvements.............................             -       80,539
Less- Accumulated depreciation and amortization....      (446,674)    (543,974)
                                                        ---------     --------
                                                         $335,935     $705,445
                                                        =========     ========

Depreciation expense is computed using the straight-line method over the estimated useful lives of three years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.

In accordance with American Institute of Certified Public Accountants Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs related to software and implementation in connection with its internal use software systems. Such costs are amortized principally over three years.

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

During the fourth quarter of 1999, the Company determined that certain of its long-lived assets related to millennium services were impaired and should be written off in accordance with the guidance of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This analysis was based in part on the Company's new strategic direction and changes to its business plan. The assets impaired included the remaining intangible assets related to its proprietary analysis and conversion software tool and the goodwill related to the original CSI acquisition transaction. The Company recorded an impairment charge of $1,703,825 to write-off the net book value of these two long-lived assets in the 1999 consolidated statement of operations.

In connection with the disposition of PMC, the intangible assets associated with the PMC acquisition were written-off (See Note 3).

Prepaid Expenses and Other Assets

Included in prepaid expenses and other assets as of December 31, 1999 was a customer note receivable acquired as part of the PMC acquisition. The former client of PMC defaulted on the note receivable. The Company recorded an expense of approximately $165,000 to write-off the remaining balance. The Company intends to pursue further action against the customer to realize amounts due under the note arrangement.

Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,701,500, 2,898,500, and 1,714,300 shares of common stock outstanding at December 31, 2000, 1999, and 1998, respectively, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. Outstanding shares subject to cancellation agreements have not been included in either the basic or diluted calculation for 1998. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.

Fair Value of Financial Instruments

The WidePoint financial instruments consist of cash, accounts receivable and accounts payable. The fair value of these financial instruments approximates their carrying value as of December 31, 2000 and 1999, due to their short-term nature.

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principles in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." The SEC subsequently issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's second fiscal quarter of 2000 and SAB 101B, which delayed the implementation date of SAB 101 until no later than the Company's fourth fiscal quarter of 2000. The Company has evaluated the implications of SAB 101 and has not identified any changes in the Company's historical practices with regards to revenue recognition.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133, as amended, for the fiscal quarter ending March 31, 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

3.   Eclipse and PMC Acquisitions:

On December 14, 1998, the Company acquired all the outstanding stock of Eclipse in a transaction accounted for as a purchase business combination. The Company acquired the stock of Eclipse for $1,450,000 in cash and 1,700,000 shares of the Company's common stock. The Company also incurred approximately $325,000 in direct acquisition costs.

On October 1, 1999, the Company acquired all the issued and outstanding stock of PMC for $1.5 million in cash, subject to post-closing adjustments, the issuance of a $3.0 million, three-year promissory note and a warrant to purchase 200,000 shares of the Company's common stock for $5.00 per share. The Company also incurred approximately $233,000 in direct acquisition expenses. The Company also entered into noncompete and employment agreements with certain members of the PMC management team. The PMC acquisition was accounted for as a purchase business combination.

The purchase prices for these acquisitions were allocated as follows:

                                                              Eclipse           PMC

Cash.....................................................  $        --      $   523,763
Accounts receivable......................................    1,404,686          529,406
Property and equipment...................................      226,091              --
Note receivable..........................................           --          256,875
Other assets.............................................       62,724           35,452
Intangible assets........................................    6,991,593        3,754,144
Deferred tax liability...................................     (109,333)              --
Liabilities assumed and direct acquisition costs.........   (1,178,117)        (696,085)
                                                            ----------        ---------
                                                            $7,397,644       $4,403,555
                                                            ==========        =========


The unaudited pro forma information presented below reflects the acquisitions of Eclipse and PMC as if each had occurred on January 1, 1998. The results presented below are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date.
                                                  December 31,
                                             1999              1998
                                                   (unaudited)

Revenues..............................    $30,964,739       $22,412,617
Net loss..............................       (831,814)           (3,104)
Basic and diluted loss per share......          (0.06)            (0.00)

In September 2000, the Company sold all of the outstanding shares of the PMC subsidiary to a third party purchaser for approximately $2,800,000 and the assumption of approximately $100,000 in liabilities. The primary shareholder of the third party purchaser had previously acquired from the former shareholder of PMC the promissory note that was outstanding from the original purchase of PMC by the Company. As such, the note previously owed by the Company to the former shareholder of PMC was extinguished as consideration for this transaction. In conjunction with the sale, the Company recorded a loss of approximately $700,000 related to the write-off of intangible assets with a remaining net book value of approximately $3,400,000 and direct costs associated with the sale of approximately $200,000.

4.   Intangible Assets:

Intangible assets consist of identifiable intangible assets and goodwill related to the Company's 1998 acquisition of Eclipse and are being amortized over a weighted-average life of 25 years.

Accumulated amortization related to the intangible assets associated with the Eclipse transaction was approximately $890,000 and $282,000 respectively as of December 31, 2000 and 1999.

Prior to the disposition of the PMC subsidiary (see Note 3), intangible assets associated with the PMC acquisition were being amortized over a weighted average life of 10 years. Accumulated amortization related to the PMC intangibles was approximately $94,000 as of December 31, 1999 and the Company recognized amortization expense of approximately $282,000 during 2000 prior to the disposition.

As described in Note 2, the Company recognized an impairment charge in 1999 related to the purchased software rights and goodwill that resulted from the Company's 1996 acquisition of CSI. Prior to the impairment charge, the accumulated amortization related to these assets was approximately $1,200,000.

5.   Income Taxes:

The components of the provision for income taxes consisted of the following:

                                                             For the Years Ended
                                                                 December 31,
                                                      2000           1999           1998
Income tax (provision) benefit, net of
 valuation allowance:
     Current-
         State.................................       $  --        $37,648         $   --
         Federal...............................          --            --              --
     Deferred-.................................
         State.................................          --            --              --
         Federal...............................          --            --              --
                                                     -------       --------        --------
                                                      $  --        $37,648         $   --
                                                     =======       ========        ========


     The provision (benefit) for income taxes results in effective rates which differ from the federal statutory rate as follows:

                                                        For the Years Ended
                                                           December 31,
                                                     2000       1999       1998

Statutory federal income tax rate...............    (34.0)%   (34.0)%    (34.0)%
State income tax, net of benefit................       --       3.4         --
Non-deductible expenses.........................     21.0      34.0       29.0
Other...........................................     13.0        --        5.0
                                                    -----     -----     ------
                                                       --%      3.4%        --%
                                                    =====     =====     ======

     The deferred tax assets (liabilities) consisted of the following as of December 31, 2000 and 1999 (in thousands):

                                                             December 31,
                                                         2000          1999
Deferred tax assets:
     Net operating loss carryforwards..............   $5,144,000    $4,021,000
     AMT credit....................................       14,000        14,000
     Other assets..................................      228,000       197,000
                                                       ---------     ---------
                  Total deferred tax assets........    5,386,000     4,232,000
Deferred tax liabilities:
     Depreciation and amortization.................           --    (1,287,000)
     Other.........................................           --            --
                                                       ---------     ---------
                  Total deferred tax liabilities...           --    (1,287,000)
Net deferred tax asset.............................    5,386,000     2,945,000
Less- Valuation allowance..........................   (5,386,000)   (2,945,000)
                                                       ---------     ---------
                                                     $       --    $       --
                                                       =========     =========

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 2000, the Company had net operating loss carry forwards of approximately $12,125,000 to offset future taxable income. These carry forwards expire between 2010 and 2020. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint's equity transactions, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6.   Debt and Deferred Financing Costs:

Promissory Note Payable

In conjunction with the PMC acquisition the Company issued a $3.0 million note payable to the sole shareholder of PMC. This $3.0 million note payable accrued interest at a rate of 6 percent per annum. The principal payments were due in $1.0 million installments on October 1, 2000, 2001 and 2002 and interest payments were due on a quarterly basis commencing on December 31, 1999. The Company imputed interest on this note at 8.5 percent and as a result, recorded a discount on the promissory note payable of approximately $167,000. This discount was being amortized using the effective interest method over the term of the note. In connection with the sale of the PMC subsidiary, the note payable was extinguished as consideration in the transaction (See Note 3).

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


8.   Stock Options and Stock-Based Compensation:

Employee Stock Compensation

In October 1998, two of the Company's principal stockholders entered into an agreement with an employee to transfer 180,000 shares of restricted common stock held by the stockholders to the employee as consideration for services. The stockholders transferred the 180,000 shares of common stock to the Company, and the Company, in turn, reissued the shares to the employee. The shares issued to the employee were subject to forfeiture and to certain restrictions on transferability for a period of one year. The Company recognized $534,384 of employee stock compensation expense related to this transaction, based upon the fair value of the shares issued to the employee as of the date of the agreement. The restrictions on these shares lapsed in October 1999.


1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to provide additional compensation to employees, officers, directors and consultants of the Company or its affiliates. Under the terms of the Incentive Plan, as amended, 3,000,000 shares of common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the "Committee") that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives (collectively, "Stock Incentives").

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

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of common stock upon a non employee director's initial appointment to the Board of Directors. The options will vest immediately to 8,000 shares of common stock underlying such options, will vest to an additional 2,000 shares after the director's completion of the first year of continued service to the Company, and will vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period that may be provided in the agreement.

The following is a summary of the WidePoint options activity:

                                                       Number of      Option Price     Weighted-Average
                                                         Shares           Range         Exercise Price

Outstanding, December 31, 1997                         1,348,000      $12.00-$14.31        $14.14
                                                      ----------       -----------          -----
     Granted.......................................    1,932,000        2.69-6.125          5.19
     Canceled or expired...........................   (1,706,500)       5.75-14.31          12.27

Outstanding, December 31, 1998                         1,573,500        2.69-14.06          5.18
     Granted.......................................      987,000         2.06-2.45          2.35
     Canceled or expired...........................       (62,000)       2.45-5.75          2.97
                                                      ----------        ----------          -----
Outstanding, December 31, 1999                         2,498,500        2.06-14.06          4.12
     Granted.......................................      260,000          .52-2.56          1.82
     Canceled or expired...........................   (1,457,000)         .52-2.45          3.78
                                                      ----------        ----------          -----
Outstanding, December 31, 2000                         1,301,500       $.52-$14.06        $3.90
                                                       =========        ==========          ====


As of December 31, 2000 and 1999, options to purchase 519,800 and 705,000 shares, respectively of common stock were exercisable with a weighted average exercise price of $4.97 and $5.58, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2000 and December 31, 1999, was 8.43 and 8.44 years, respectively. The weighted-average fair value of options granted in 2000 and 1999 was 1.49 and $1.79, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                For the Years Ended December 31,
                                                              2000             1999            1998

Net loss:
     As reported......................................  $  (6,594,001)     $(1,096,053)       $(282,711)
     Pro forma........................................  $  (7,396,840)      (2,354,295)        (957,021)
Pro forma basic and diluted net loss per share:
     As reported......................................  $       (0.51)    $      (0.08)    $      (0.03)
     Pro forma........................................  $       (0.57)    $      (0.18)    $      (0.09)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 110 percent, risk-free interest rates from 4.10 to
6.73 percent and an expected term of five years.

Stock Warrants

On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. During the year ended December 31, 1999, approximately $19,000 of expense had been recognized related to the warrant. Because the warrant was issued to a third party in exchange for services, the Company utilizes variable plan accounting to measure the fair value of the warrant. As of December 31, 2000, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model is zero. As such, the Company reversed the expense recognized in 1999 and reduced the amounts allocated to deferred compensation and to the warrant.

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock's trading price on that date, as part of the PMC acquisition. The warrant has a term of 3 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition. This warrant remains outstanding subsequent to the sale of the PMC subsidiary.

9.   Commitments and Contingencies:

The Company leases office space and equipment under operating leases that expire on various dates through 2004. The Company also leases various pieces of computer and office equipment under capital leases that expire on various dates through 2003.

In connection with the change in the Company's strategic plan, certain offices in Maryland, Minnesota and Detroit were closed. The remaining contractual expense under the lease agreements related to these locations was accrued at the time that the Company committed to the plan to exit these locations. Operations had ceased at these locations as of December 31, 2000.

As of December 31, 2000, the Company's office space and equipment leases, including those for closed locations, extend through 2005. The Company also leases various computer equipment and office equipment under capital leases that expire on various dated through 2003. The future minimum lease obligations under operating and capital leases as of December 31, 2000 are as follows:


       Year Ended                                        Operating      Capital
      December 31,                                         Leases        Leases

     2001............................................    $200,425       $32,477
     2002............................................      57,342        18,763
     2003............................................      47,881         6,130
     2004............................................       6,193           --
                                                         --------       -------
                  Total..............................    $311,941        57,370
                                                         ========
     Amount representing interest....................                     3,110
                                                                        -------
                                                                         54,260
     Less- Current portion                                               29,830
                                                                        -------
                                                                        $24,430
                                                                        =======

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

In December 1999, a third-party complaint was filed against Parker Management Consultants, Ltd. ("PMC") by a former client. The complaint alleged, among other things, breach of contract pertaining to an enterprise resource planning implementation. In the complaint, the former client is seeking approximately $10.0 million in total damages. The complaint relates to work completed prior to the Company's acquisition of PMC and, under the terms of the purchase agreement, the shareholder of PMC, has indemnified the Company against damages related to the complaint. In addition, the Company completed a sale of the PMC subsidiary during 2000 (see Note 3). The shareholder of PMC has engaged counsel and intends to vigorously defend against this complaint. In the opinion of management, the Company will not incur a loss related to this legal matter.

10.  Segment reporting.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WidePoint Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of WidePoint Corporation (a Delaware corporation) and subsidiaries and have issued our report thereon dated March 23, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001