Form 10-K/A
period 2000-12-31
WIDEPOINT CORP
filed 2001-05-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                FORM 10-K/A No. 1
                       (For Year Ended December 31, 2000)

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                              WIDEPOINT CORPORATION
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                    000-23967              52-2040275
----------------------------      ------------           -------------
(State or other jurisdiction      (Commission           (IRS Employer
      of incorporation)           File Number)          Identification
                                                          Number)

         One Mid-America Plaza
     Oakbrook Terrace, Illinois                       60181
-----------------------------------------         -----------
 (Address of principal executive offices)         (zip code)

Registrant's telephone number, including area code: (630) 645-0003
                                                    --------------

      The undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, to include the information called for by the following items, as set forth in the pages attached hereto:

   Part III.  Item 10.  Directors and Executive Officers of the Registrant
              Item 11.  Executive Compensation
              Item 12.  Security Ownership of Certain Beneficial Owners
                          and Management
              Item 13.  Certain Relationships and Related Transactions

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WIDEPOINT CORPORATION


                                             By:   /s/ James T. McCubbin
                                                   -------------------------
                                                   James T. McCubbin
                                                   Vice President, Secretary
                                                     and Treasurer

Date: May 15, 2001

                              WIDEPOINT CORPORATION

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

      As provided in the Notification of Late Filing on Form 12b-25 as filed by WidePoint Corporation ("WidePoint" or the "Company") on April 30, 2001, the definitive proxy soliciting material relating to the 2001 Annual Meeting of Stockholders of the Company will be filed later than April 30, 2001. Therefore, the information called for by Part III of the Company's Form 10-K for the year ended December 31, 2000 is included in this Amendment No. 1 to such Form 10-K.

                         PART III OF FORM 10-K FOR YEAR
                             ENDED DECEMBER 31, 2000

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT.

      The following sets forth information regarding the directors, executive officers and certain significant employees of the Company:


                         POSITION WITH                                BECAME
NAME                     THE COMPANY                       AGE       DIRECTOR
----                     -----------                       ---       --------

Melvin A. McCubbin       Chairman of the                    76          1998
                         Board of Directors

Michael C. Higgins       President, Chief Executive         55          1996
                         Officer and Director

James T. McCubbin        Vice President, Chief              36          1998
                         Financial Officer,
                         Secretary, Treasurer
                         and Director

Steve L. Komar           Director                           58          1997

James M. Ritter          Director                           56          1999

G.W. Norman Wareham      Director                           47          1997

Mark Mirabile            Vice President of Sales            38          ---
                         and Marketing

Ron Hilicki              Vice President of                  38          ---
                         Consulting Services

      Melvin A. McCubbin has been a director of the Company since May 5, 1998 and he presently serves as the Chairman of the Board of Directors. Mr. McCubbin formerly served as the Corporate Vice President and Chief Financial Officer of Martin Marietta Corporation (now know as Lockheed Martin), a position from which he retired in December 1989 after being employed for over 30 years with that corporation in numerous financial, operational and executive management positions. After retiring from Martin Marietta Corporation, Mr. McCubbin served as a director of Integrated Microcomputer Systems, Inc. from March 1990 through December 1995. Since January 1996, Mr. McCubbin has been a financial and management consultant. Mr. McCubbin earned a Juris Doctor Degree from the University of Maryland and a Bachelor of Science Degree in Accounting and Finance from the University of Maryland. Mr. McCubbin is also an attorney-member of the Maryland Bar Association.

      Michael C. Higgins has served as a director and the President and Chief Executive Officer of the Company since December 1997. Prior to that time, Mr. Higgins served as a director and the President of ZMAX Corporation, a Nevada corporation and a predecessor to the Company ("Old ZMAX") from December 1996 to December 1997. Mr. Higgins also served as a director and the President of Century Services, Inc. ("CSI"), a subsidiary of the Company that Mr. Higgins co-founded in December 1995. Prior to founding CSI, from 1993 to 1996, Mr. Higgins was a Vice President of Integrated Microcomputer Systems, Inc., a software reengineering company. Mr. Higgins had held various management positions at AT&T, Martin Marietta Corporation, and Anstec, Inc. Mr. Higgins earned an M.B.A. Degree from Xavier University and a Bachelor of Science Degree in Engineering from the United States Military Academy at West Point.

      James T. McCubbin has served as a director and Secretary and Treasurer of the Company since November 1998. Since August 1998, Mr. McCubbin has also served as the Company's Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as the Vice President, Controller, Assistant Secretary and Treasurer of the Company. Prior to his employment with the Company in November 1997, Mr. McCubbin held various financial management positions with a wide range of companies. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management. Mr. McCubbin is the son of Melvin A. McCubbin, the Chairman of the Board of Directors of the Company.

      Steve L. Komar has served as a Director of the Company since its merger with Old ZMAX in December 1997. Since June 2000, Mr. Komar has served as a founding partner in C-III

Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company which provides advanced data processing services and related products to the financial industry. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.

      James M. Ritter has served as a director of the Company since December 1999. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer for Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

      G.W. Norman Wareham has served as a director of the Company since its merger with Old ZMAX in December 1997. Mr. Wareham served as the Company's Vice President, Secretary and Chief Financial Officer from September 1996 until August 1998. Mr. Wareham is President of Wareham Management Ltd. and provides management consulting and accounting services to Canadian and American public companies. Mr. Wareham is a certified general accountant and has been engaged in the public practice of accounting for over 20 years.

      Mark Mirabile currently serves as the Vice President of Sales and Marketing for the Company. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc. ("Eclipse"), a wholly-owned subsidiary of the Company. Mr. Mirabile was a co-founder of Eclipse prior to its acquisition by the Company in December 1998. Mr. Mirabile has over 19 years experience in information technology at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

      Ron Hilicki currently serves as the Vice President of Consulting Services for the Company. Prior to that time, from September 1997 to May 2000, Mr. Hilicki served as a consultant with Eclipse. Mr. Hilicki has over 15 years of business and information systems experience, with a specialization in the development of distributed, e-business and decision support applications. In May 2000, Mr. Hilicki became responsible for directing the Company's software application development efforts. Prior to joining Eclipse in September 1997, Mr. Hilicki held a number of business and IT management positions at ITT, W.W. Grainger and UOP/Allied Signal. Mr. Hilicki has a Bachelor of Arts Degree in Economics from Northwestern University and a

Masters of Business Management Degree from the Kellogg Graduate School of Management at Northwestern University.


ITEM 11.  EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Company's Chief Executive Officer and the other executive officers of the Company whose annual salary and bonus in 2000 exceeded $100,000.

                                            Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term Compensation
                                                                         -------------------------------------------
                           Annual Compensation                                    Awards                  Payouts
--------------------------------------------------------------------------------------------------------------------
          (a)              (b)       (c)         (d)           (e)              (f)             (g)         (h)
                                                           Other Annual   Restricted Stock                  LTIP
   Name and Principal     Year      Salary      Bonus     Compensation1       Award(s)        Options     Payouts
        Position                      ($)        ($)           ($)               $              (#)2        ($)
--------------------------------------------------------------------------------------------------------------------
Michael C. Higgins        2000     $220,106    $171,000        $-0-             $-0-            -0-        $ -0-
   President & Chief      1999     $214,327    $118,750        $-0-              -0-          200,000      $ -0-
   Executive Officer      1998     $177,885    $    -0-        $-0-              -0-            -0-        $ -0-

--------------------------------------------------------------------------------------------------------------------
Joseph Yeh                2000     $ 66,786    $114,950        $-0-             $-0-            -0-        $ -0-
   Senior Vice President  1999     $156,327    $ 55,000        $-0-              -0-           75,000      $ -0-
-Technology of CSI 3      1998     $136,875    $    -0-        $-0-              -0-            -0-        $ -0-

--------------------------------------------------------------------------------------------------------------------
James McCubbin            2000     $136,855    $ 92,400        $-0-             $-0-            -0-        $ -0-
   Vice President & Chief 1999     $126,596    $ 58,000        $-0-             $-0-          150,000      $ -0-
   Financial Officer      1998     $ 84,944    $    -0-        $-0-             $-0-          150,000      $ -0-

====================================================================================================================
Mark Mirabile             2000     $131,250    $  9,750        $-0-             $-0-           45,000      $ -0-
   Vice President         1999     $126,389    $ 27,909        $-0-             $-0-           20,000      $ -0-
   Sales & Marketing4     1998     $116,357    $    -0-        $-0-             $-0-           60,000      $ -0-

====================================================================================================================
Ron Hilicki               2000     $132,443    $ 13,219        $-0-             $-0-           30,000      $ -0-
   Vice President         1999     $106,944    $ 13,648        $-0-             $-0-            -0-        $ -0-
   Consulting Services 5  1998     $113,113    $ 39,138        $-0-             $-0-            -0-        $ -0-

====================================================================================================================

-----------------------

1 Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person's annual salary and bonuses for 2000.

2 Reports the number of shares underlying options granted during each of the respective years.

3     Mr. Yeh resigned from the Company in June 2000.

4 Mr. Mirabile was appointed Vice President of Sales and Marketing of the Company in May 2000.

5     Mr. Hilicki was appointed Vice President of Consulting Services in May
      2000.


      The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2000 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

                                                        Option Grants Table

------------------------------------------------------------------------------------------------- ----------------------------------
                                                                                                    Potential Realizable Value at
                                                                                                               Assumed
                                       Individual Grants                                             Annual Rates of Stock Price
                                                                                                    Appreciation for Option Term4
------------------- ----------------- -------------------------- ------------------ ------------- --------- ------------ -----------
                                         % of Total Options
                    Options Granted    Granted to Employees in
                          (#)1                 Fiscal                Exercise        Expiration
       Name                                     Year2              Price($/SH)3         Date         0%         5%           10%
------------------- ----------------- -------------------------- ------------------ ------------- --------- ------------ -----------
Mark Mirabile            45,000                     17%               $2.56           2/9/2010       $0       $63,513    $156,436

Ron Hilicki              30,000                     12%               $2.38           1/2/2010       $0       $39,365     $ 96,957
=================== ================= ========================== ================== ============= ========= ============ ===========

--------------------

1 The reported options were granted by the Company to the named executive officers under the Company's 1997 Stock Option Plan and become exercisable upon the achievement by the executive officer of certain annual performance criteria set each year by the Compensation Committee of the Company's Board of Directors.

2 Based on options for a total of 260,000 shares granted to all employees in 2000.

3 The exercise price is equal to the fair market value on the date of grant of the option.

4 The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company's Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company's Common Stock, overall stock market conditions, and the optionee's continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

      The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2000. No options were exercised by such persons during 2000.


                         Aggregate Option Exercises and Fiscal Year-End Option Value Table
--------------------------------------------------------------------------------------------------------------------
       (a)                 (b)                 (c)                      (d)                         (e)
                                                           Number of Unexercised Options    Value of Unexercised
                                                                  at FY-End (#) 1         In-The-Money Options at
                        Number of                                                                FY-End ($)
                   Shares Acquired on
       Name             Exercise        Value Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable 2
--------------------------------------------------------------------------------------------------------------------
Michael C. Higgins         -0-                  -0-              205,000/32,500 3                 $0 / $0
====================================================================================================================
    Joseph Yeh             -0-                  -0-                    0/0 4                      $0 / $0
====================================================================================================================
  James McCubbin           -0-                  -0-               95,000/205,000 5                $0 / $0
====================================================================================================================
  Mark Mirabile            -0-                  -0-               10,800/125,000 6                $0 / $0
====================================================================================================================
   Ron Hilicki             -0-                  -0-                  0/30,0007                    $0 / $0
====================================================================================================================

1 The reported options were granted by the Company to the named executive officer.

2 Market value of underlying shares at December 31, 2000, minus the exercise price.

3 The above-reported options entitle Mr. Higgins to purchase from the Company (i) 337,500 shares at a price of $5.75 per share through April 17, 2007 under an option granted on April 17, 1997, of which 205,000 shares are currently exercisable, and (ii) 200,000 shares at a price of $2.45 per share through June 15, 2009 under an option granted on June 15, 1999, of which no shares are currently exercisable. The remaining portions of such options will become exercisable in the event Mr. Higgins achieves certain performance criteria set by the committee which administers the Company's 1997 Incentive Stock Plan.

4 Mr. Yeh resigned from the Company in June 2000 and as a result all of his options have terminated.

5 The above-reported options entitle Mr. McCubbin to purchase from the Company (i) 125,000 shares at a price of $6.00 per share through March 12, 2008 under an option granted on March 12, 1998, of which 95,000 shares are currently exercisable, (ii) 25,000 shares at a price of $2.69 per share through October 1, 2008 under an option granted on October 1, 1998, of which no shares are currently exercisable, and (iii) 200,000 shares at a price of

      $2.45 per share through June 15, 2009 under an option granted on June 15, 1999, of which no shares are currently exercisable. The remaining portions of such options will become exercisable in the event Mr. McCubbin achieves certain performance criteria set by the committee which administers the Company's 1997 Incentive Stock Plan.

6 The above-reported options entitle Mr. Mirabile to purchase from the Company (i) 60,000 shares at a price of $3.69 per share through December 14, 2008 under an option granted on December 14, 1998, of which 10,800 shares are currently exercisable, (ii) 20,000 shares at a price of $2.06 per share through December 1, 2009 under an option granted on December 1, 1999, of which no shares are currently exercisable, and (iii) 45,000 shares at a price of $2.56 per share through February 9, 2010 under an option granted on February 9, 2000, of which no shares are currently exercisable.

7 The above-reported options entitle Mr. Hilicki to purchase from the Company (i) 30,000 shares at a price of $2.38 per share through January 3, 2010 under an option granted on January 3, 2000, of which no shares are currently exercisable.


      No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2000.

Employment Agreements and Arrangements

      On September 1, 1999, the Company entered into employment agreements with each of Michael C. Higgins and James T. McCubbin for Mr. Higgins to continue to serve as President and Chief Executive Officer of the Company and for Mr. McCubbin to continue to serve as the Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. These agreements provide that Mr. Higgins' base salary was to be $225,000 for 1999 and Mr. McCubbin's base salary was to be $140,000 for 1999, with each executive's salary to be thereafter determined by the Company's Compensation Committee. During the year 2000, the Compensation Committee did not grant an increase in the base salary of Mr. Higgins or Mr. McCubbin. The agreements each provide for a bonus to be paid to the executive of up to 100% of his base salary upon the achievement of performance criteria including gross revenue and earnings targets, which criteria will be adjusted each year by the Compensation Committee. If the performance goals are not met or if the executive is no longer employed by the Company

(unless for cause), the bonus may be paid at the discretion of the Compensation Committee. Each agreement is for a term of four years ending on September 1, 2003, and is terminable by the executive upon 60 days notice to the Company and by the Company on notice to the executive. Each agreement contains non-competition, non-solicitation and non-disclosure provisions restricting the executive from employment with any competing business, soliciting or diverting Company employees and customers to a competing business or disclosing the Company's proprietary information to third parties during the term of the agreement. Each agreement also contains a provision under which the executive has agreed to refrain from competing with the Company or soliciting its employees for a period of 12 months after the termination of his employment with the Company in consideration for the payment by the Company to the executive of an amount in cash equal to his base salary and cash bonus received for the one-year period immediately preceding the date of his termination, with such cash amount to be paid to the executive in 12 equal monthly installment payments as of the first day of each month during the 12-month period immediately following the date of termination of his employment.

      On June 18, 1997, CSI entered into an employment agreement with Joseph Yeh as CSI's Senior Vice President - Technology, which employment agreement replaced Mr. Yeh's prior consulting agreement with the Company. The employment agreement was for a three year term and expired on January 1, 2000. The agreement provided for a bonus of up to 100% of base salary upon the achievement of performance criteria including gross revenue and earnings targets, which criteria could be adjusted each year by the Compensation Committee. If the performance goals were not met or if Mr. Yeh was no longer employed by the Company (unless for cause), the bonus could have been paid at the discretion of the Compensation Committee. The agreement contained non-competition, non-solicitation and non-disclosure provisions restricting Mr. Yeh from employment with any competing business, soliciting or diverting Company employees and customers to a competing business or disclosing the Company's proprietary information to third parties during the term of the agreement and for up to two years thereafter.

      On December 14 1998, the Company entered into an employment agreement with Mark Mirabile, Vice President of Sales and Marketing for the Company. The employment agreement was for a three year term and will expire on December 14, 2001. The agreement provides for a base salary of at least $130,000 plus a bonus of up to 30% of his annual gross salary bonus and an automobile expense in the amount of $500 per month.

Compensation Committee Report on Executive Compensation

      The Compensation Committee consists entirely of non-employee directors and determines the compensation paid to the Chief Executive Officer and the other executive officers and consultants of the Company. The Compensation Committee believes that for the Company to be successful long-term and for it to increase stockholder value it must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

Executive compensation is made up of three components:

      Base Salary. An executive's base salary is initially determined by considering the executive's level of responsibility, prior experience and compensation history. Published salaries of executives in similar positions at other companies of comparable size (sales and/or number of employees) is also considered in establishing base salary.

      Stock Options. In 1997, the Company adopted the 1997 Incentive Stock Plan to provide stock option awards to certain executives of the Company and its subsidiaries. The Compensation Committee believes that the granting of stock options is directly linked to increased executive commitment and motivation and to the long-term success of the Company. The Compensation Committee awards stock options to certain executives of the Company and its subsidiaries. The Compensation Committee uses both subjective appraisals of the executive's performance and the Company's performance and financial success during the previous year to determine option grants.

      Bonus. The Company has also implemented an executive bonus program for certain of its executives. Such bonuses are based, in part, on the Company's financial performance during the previous fiscal year including achievement of gross revenue and net income targets. In addition, objective individual measures of performance compared to the individual's business unit profit performance may be considered. A subjective rating of the executive's personal performance may also be considered. Bonuses may be paid in cash or Company Common Stock or a combination of cash and Company Common Stock. Bonuses are typically linked to a percentage of base salary.

      The Compensation Committee recommended to the Board of Directors and the Board of Directors approved a compensation package for the Company's President and Chief Executive Officer, Michael Higgins, and the Company's Vice President and Chief Financial Officer, James McCubbin, that included a base salary of approximately $225,000 in 2000 for Mr. Higgins and approximately $140,000 in 2000 for Mr. McCubbin plus a possible bonus of up to 100% of the base salary. Receipt of the bonus is subject to the Company's achievement of certain performance criteria, including gross revenue and net income targets. If the performance criteria are not achieved or the executive is no longer employed by the Company (other than for cause termination), a bonus may be awarded in the discretion of the Compensation Committee.

      In determining the 2000 compensation packages for these executive officers, the Compensation Committee considered that Mr. Higgins was a founder of the Company, the experience and compensation history of each individual and compensation packages awarded to similar executives of other similarly situated companies, to the extent such information could be learned. The Compensation Committee also relied on competitive industry statistics and other industry comparison data. The Compensation Committee ensured that the incentive bonus compensation is only paid if the performance targets are met and the Company is in a sound financial position.

      Exceptions to the general principles stated above are made when the Compensation Committee deems them appropriate and in the best interests of stockholders. The Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes as it deems appropriate. The competitive opportunities to which the Company's executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable and, therefore, the Compensation Committee's information about such opportunities is often anecdotal.

      Section 162(m) of the Internal Revenue Code of 1986, as amended, establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000 per year unless certain requirements are met. The Company does not anticipate that any employee will exceed such $1,000,000 cap in the near future but will consider whether any necessary adjustments are appropriate if it becomes likely that any executive officer's compensation may exceed the $1,000,000 limit.

                                            Compensation Committee

                                            Steve L. Komar
                                            G.W. Norman Wareham
                                            Melvin A. McCubbin

      The foregoing Compensation Committee report shall not be deemed to be filed with the Securities and Exchange Commission for purposes of the Securities Exchange Act of 1934 (the "1934 Act"), nor shall such report be deemed to be incorporated by reference in any past or subsequent filing by the Company under the 1934 Act or the Securities Act of 1933, as amended (the "1933 Act").

Stock Options

      1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company's 1997 Stock Incentive Plan (the "Incentive Plan"), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, "Stock Incentives"). The Incentive Plan is administered by a committee, which is presently comprised of Steve L. Komar, G.W. Norman Wareham and Melvin A. McCubbin, and provides for the grant of Stock Incentives officers, key employees and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value on the date granted. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the committee. As of May 11, 2001, options to purchase a total of 2,646,500 shares of Common Stock under the Incentive Plan, at prices ranging from $0.17 to $5.75 per share, were outstanding, of which options to purchase 810,800 shares were presently exercisable.

      1997 Directors Formula Stock Option Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company's 1997 Directors Formula Stock Option Plan (the "Director Plan"). Other than Messrs. Komar, Wareham, Ritter, and McCubbin, directors of the Company who are not employed by the Company and who do not perform services for the Company are eligible to receive options under the Director Plan. The Director Plan is administered by a committee which presently consists of Michael Higgins and Melvin A. McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan.

      On December 1, 1999, a stock option to purchase 12,000 shares of Common Stock was granted under the terms of the Director Plan to an eligible director. The exercise price of that option was $2.06 per share. The option vests immediately as to 8,000 shares of Common Stock and vests in an additional 2,000 shares after the completion of the first year of continued service to the Company and an additional 2,000 shares after the completion of the second year of continued service to the Company.

      On December 10, 1998, the Board of Directors amended the Director Plan to allow for grants of stock options to non-employee directors with vesting schedules as may be determined by the committee which administers the Director Plan. On December 10, 1998, options for 10,000 shares of Common Stock were granted to each of Messrs. Komar and Wareham in recognition of their exemplary service to the Company. These options vested immediately with respect to all the shares underlying the options.

      As of May 11, 2001, options to purchase a total of 80,000 shares of Common Stock had been granted under the Director Plan, at prices ranging from $2.06 to $14.06 per share, of which options to purchase 78,000 shares were vested and presently exercisable.


Other Director Options

      On March 24, 1998, a non-qualified stock option to purchase 6,000 shares of Company Common Stock was granted to each of Ted Fine, Steve L. Komar, G.W. Norman Wareham and Ed Yourdan. The exercise price of each of these options was $7.66 per share, being the fair market value of the Common Stock on the date of grant, with 2,000 shares vesting immediately at that time and with the remaining 4,000 shares vesting at the rate of 2,000 shares for each year of service thereafter by each such director. As a result of the retirement of each of Messrs. Fine and Yourdan in November 1998, they had until November 1999 to exercise these options to purchase 4,000 shares each at the exercise price of $7.66 per share. Such options expired in November 1999 without being exercised by either person.

      On November 2, 1998, Melvin A. McCubbin was granted an option under the Incentive Plan as a consultant to the Company to purchase 100,000 shares of Common Stock at an exercise price of $2.94 per share, being the market price of the Common Stock on the date of grant, with 25% of the shares underlying that option vesting immediately upon grant and the balance of the shares vesting one year from the date of grant.

Directors' Fees

      Directors who are not officers or employees of the Company receive an annual fee of $12,000.

Other Information

      On January 1, 1998, the Company entered into a consulting agreement with Melvin A. McCubbin for financial and managerial consulting services on a month-to-month basis for a consulting fee of $4,000 per month plus reimbursement of out-of-pocket expenses. This consulting agreement may be terminated at any time upon 30 days notice. On, June 1, 2000, this Consulting agreement was terminated.

      All of the Company's consulting agreements with its consultants are terminable by the Company on notice and contain non-competition, non-solicitation and non-disclosure provisions restricting the consultant from engaging in any similar services for any competing business, soliciting or diverting Company employees and clients to any competing business, or disclosing the Company's intellectual property to third parties during the term of the agreement and for two years thereafter.


                             STOCK PERFORMANCE CHART

      The following chart compares the cumulative total stockholder return for the Common Stock of the Company (and its predecessors) with the NASDAQ Stock market (U.S.) Index and the NASDAQ Computer & Data Processing Industry Index since December 31, 1994.

[OBJECT OMITTED]


    =========================================================================================================
                               1995         1996          1997        1998          1999           2000
    ---------------------------------------------------------------------------------------------------------
    ZMAX Corporation         $100.00      $655.00       $272.50     $145.00       $ 87.52         $ 6.24
    ---------------------------------------------------------------------------------------------------------
    NASDAQ (U.S.) Index       100.00      $123.03        150.68      212.46        394.82         237.37
    ---------------------------------------------------------------------------------------------------------
    NASDAQ C&DP Index         100.00       123.41        151.61      270.52        594.39         274.91
    =========================================================================================================

      The foregoing Stock Performance Chart shall not be deemed to be filed with the Securities and Exchange Commission for purposes of the 1934 Act, nor shall such material be deemed to be incorporated by reference in any past or subsequent filing by the Company under the 1934 Act or the 1933 Act.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

      The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2000 by: (i) each person known by the Company to be the beneficial owner of 5% or more of such class of securities,
(ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                  Number of       Percent of
Directors, Nominees               Shares of       Outstanding
and 5% Stockholders             Common Stock(1)   Common Stock(1)

Michael C. Higgins (2)......      1,717,000          13.2%

Michael S. Cannon (3).......      1,046,730           7.7%

Steve L. Komar (4)..........         28,000           0.2%

G.W. Norman Wareham (5).....         28,000           0.2%

Melvin A. McCubbin (6)......        112,000           0.9%

James T. McCubbin (7).......         95,000           0.7%

Francis T. Schultz (8)......        735,405           5.5%

James M. Ritter (9).........         11,500           0.1%

Mark Mirabile (10)..........        280,500           2.0%

Ron Hilicki (11)............         20,517           0.2%

All directors and
officers as a group
(8 persons) (12)............      2,292,517          17.7%

(1) Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2) Includes (i) a stock option granted on March 13, 1998, to Mr. Higgins under the Incentive Plan to purchase 205,000 shares of stock at $5.75 and excludes 132,500 still remaining under the original grant of 337,500 shares of Common Stock at $5.75 per share, which option is not presently exercisable and (ii) a stock option granted on June 15, 1999, to Mr. Higgins under the Incentive Plan to purchase 200,000 shares of Common Stock at

$2.45 per share, which option is not presently exercisable. These options will become exercisable in an amount and to the extent that the Company achieves certain performance criteria as set annually by the committee which administers the Incentive Plan.

(3) The address of Mr. Cannon is PMB 422, 12179 South Apopka Vineland Road, Orlando, Florida.

(4) Includes (i) 14,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (ii) 6,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and (iii) 10,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan.

(5) Includes (i) 14,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (ii) 6,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and
(iii) 10,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan

(6) Includes (i) 10,000 shares of Common Stock that may be purchased by Melvin McCubbin from the Company at a price of $5.28 per share until May 5, 2008, pursuant to a stock option granted to him on May 5, 1998 under the Director Plan, and (ii) 100,00 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $2.94 per share until November 1, 2008, pursuant to a stock option granted to him on November 1, 1998 under the Incentive Plan. Does not include (i) 2,000 shares of Common Stock that my be purchased by Mr. McCubbin from the Company at a price of $5.28 per share until May 5, 2008, pursuant to the stock option granted to him on May 5, 1998, with such shares vesting on May 5, 2000, (ii) 30,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $6.00 per share pursuant to a stock option granted to him on

March 12, 1998, (iii) 25,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $2.69per share until October 1,, 2008, pursuant to the stock option granted to him on October 1, 1998, with such shares vesting on October 1, 2005 or by the earlier vesting by the compensation committee, and (iv) 150,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $2.45 per share until June 15, 2009, pursuant to the stock granted to him on June 15, 1999, with such shares vesting on June 15, 2006 or by the earlier vesting by the compensation committee.

(7) Includes (i) 95,000 shares of Common Stock that may be purchased by James McCubbin from the Company at a price of $6.00 per share until March 12, 2008, pursuant to a stock option granted to him on March 12, 1998 under the Incentive Plan. Does not include (i) 30,000 shares of Common Stock that may be purchased by James McCubbin from the Company at a price of $6.00 per share pursuant to a stock option granted to him on March 12, 1998, (ii) 25,000 shares of Common Stock that may be purchased by James McCubbin from the Company at a price of $2.69 per share until October 1, 2008, pursuant to the stock option granted to him on October 1, 1998, with such shares vesting on October 1, 2005 or by the earlier vesting by the compensation committee, and (iii) 150,000 shares of Common Stock that may be purchased by James McCubbin from the Company at a price of $2.45 per share until June 15, 2009, pursuant to the stock granted to him on June 15, 1999, with such shares vesting on June 15, 2006 or by the earlier vesting by the compensation committee.

(8) Includes (i) 709,705 shares of Common Stock issued to Francis Schultz in connection with the Company's prior acquisition of Eclipse, of which 141,630 shares have no restrictions and the remaining shares of 568,075 restricted per an employment agreement. Mr. Schultz's address is 20760 Watson Road, White Pigeon, Michigan 49099.

(9) Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter and
(ii) 10,000 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $2.06 per share until December 1, 2009, pursuant to a stock option granted to him on December 1, 1999 under the Director Plan. Does not include (i) 2,000 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $2.06 until December 1, 2009 pursuant to a stock option granted to him on December 1, 1999, with such shares vesting on December 1, 2001.

(10) Includes (i) 270,000 shares of Common Stock issued to Mr. Mirabile in connection with the Company's prior acquisition of

Eclipse, of which 180,000 shares have no restrictions and the remaining 90,000 shares are restricted pursuant to the terms of such acquisition, and (ii) includes 10,500 shares of Common Stock that may be purchased by Mark Mirabile from the Company at a price of $3.69 per share until December 14, 2008, pursuant to a stock option granted to him on December 14, 1998 under the Incentive Plan. Does not include (i) 49,500 shares of Common Stock that may be purchased by Mark Mirabile from the Company at a price of $3.69 per share pursuant to a stock option granted to him on December 14, 1998, (ii) 20,000 shares of Common Stock that may be purchased by Mark Mirabile from the Company at a price of $2.06 per share until December 1, 2009, pursuant to the stock option granted to him on December 1, 1999, with such shares vesting on December 1, 2006 or by the earlier vesting by the compensation committee, and (iii) 45,000 shares of Common Stock that may be purchased by Mark Mirabile from the Company at a price of $2.56 per share until February 9, 2010, pursuant to the stock granted to him on February 9, 2000, with such shares vesting on February 9, 2007 or by the earlier vesting by the compensation committee.

(11) Includes (i) 20,517 shares of Common Stock issued to Mr. Hilicki in connection with the Company's prior acquisition of Eclipse, of which 11,724 shares have no restrictions and the remaining 8,793 shares are restricted pursuant to the terms of such acquisition.

(12) Includes the shares referred to as included in notes (2), (4), (5), (6),
(7), (9), (10) and (11) above. Does not include the shares referred to as not included in notes (2), (4), (5), (6), (7), (9), (10) and (11) above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      There have been no transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, greater than $60,000, to which the Company or any of its subsidiaries were a party involving any of the directors, executive officers, control persons, more than 5% security holder known to the registrant, or member of the immediate family of any of the foregoing persons.