Form 10-Q
period 2001-03-31
WIDEPOINT CORP
filed 2001-05-21
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         March 31, 2001
                                    ------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

                        Commission file number  000-23967
                                               ------------
                              WIDEPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-2040275
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

     One Mid America Plaza, Suite 403, Oakbrook Terrace, Il         60181
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (630) 645-0003
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

Yes__X__        No_____

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2001:
12,984,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX


                                                                        Page No.

Part I.     FINANCIAL INFORMATION
---------------------------------

Item 1.  Condensed Consolidated Financial Statements

Condensed  Consolidated Balance Sheets as of March 31, 2001
     (unaudited) and December 31, 2000                                     1

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 2001 and 2000 (unaudited)                      2

Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 2001 and 2000 (unaudited)                      3

Notes to Condensed Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                      12

Part II.    OTHER INFORMATION
-----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 5.  Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                14
----------

                                         PART 1. FINANCIAL INFORMATION
                                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                    WIDEPOINT CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
                                                                           March 31,            December 31,
                                                                             2001                  2000
                                                                        ---------------        --------------
                                ASSETS

Current assets:
    Cash and cash equivalents                                            $    1,581,412         $   1,085,696
    Accounts receivable,
        net of allowance of $107,306 and $208,832, respectively               1,339,658             1,880,165
    Prepaid expenses and other assets                                           133,837               173,698
                                                                        ---------------        --------------
    Total current assets                                                      3,054,907             3,139,559

Property and equipment, net                                                     290,812               335,935
Intangible assets, net                                                        6,080,964             6,155,850
Other assets                                                                     57,145                59,045
                                                                        ---------------        --------------

     Total assets                                                        $    9,483,828         $   9,690,389
                                                                        ===============        ==============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                               $    1,154,606         $   1,237,879
     Current portion of capital lease obligation                                 27,600                29,830
     Total current liabilities                                                1,182,206             1,267,709
                                                                        ---------------        --------------

Long-term capital lease obligation, net of current portion                       19,460                24,430
                                                                        ---------------        --------------
     Total liabilities                                                        1,201,666             1,292,139

Shareholders' equity
      Preferred stock, $0.001 par value, 10,000,000 shares authorized,
            None issued and outstanding                                               -                     -
     Common stock, $0.001 par value, 50,000,000 shares authorized,
            12,984,913 shares issued and outstanding
            as of March 31, 2001 and December 31, 2000.                          12,985                12,985
      Stock warrants                                                            140,000               140,000
     Additional paid-in capital                                              41,931,484            41,931,484
     Accumulated deficit                                                    (33,802,307)          (33,686,219)
                                                                        ---------------        --------------

     Total shareholders' equity                                               8,282,162             8,398,250
                                                                        ---------------        --------------

Total liabilities & shareholders' equity                                 $    9,483,828         $   9,690,389
                                                                        ===============        ==============


                         The accompanying notes are an integral part of these statements.

                                    WIDEPOINT CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                             2001                    2000
                                                                             ----                   -----

Revenues                                                                 $    2,199,867         $   3,984,854

Operating expenses:
          Cost of sales                                                       1,158,428             2,206,585
          Sales and marketing                                                   245,888               667,425
          General and administrative                                            783,984             2,747,952
          Depreciation and amortization                                         137,742               254,943
                                                                        -------------------------------------
                   Loss from operations                                        (126,175)           (1,892,051)
                                                                        -------------------------------------

Other income (expenses):
            Interest income                                                      11,250                33,953
            Interest expense                                                     (1,163)              (68,507)
                                                                        ---------------        --------------

Net loss                                                                 $     (116,088)        $  (1,926,605)
                                                                        ===============        ==============

Basic and diluted net loss per share                                     $        (0.01)        $     (0.15)
                                                                        ===============        ==============

Basic and diluted weighted average shares
outstanding                                                                  12,984,913            12,961,543
                                                                        ===============        ==============


                       The accompanying notes are an integral part of these statements.


                                    WIDEPOINT CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                             Three Months Ended March 31,

                                                                              2001                  2000
                                                                              ----                  ----

Cash flows from operating activities:

    Net loss                                                             $     (116,088)        $  (1,926,605)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
        Depreciation and amortization expense                                   137,742               264,504
        Amortization of Deferred Compensation                                         -                17,500
        Amortization of Discount on Notes Payable                                     -                43,802

    Changes in assets and liabilities:
        Accounts receivable                                                     540,507             1,706,128
        Prepaid expenses and other assets                                        39,861                65,037
        Other assets                                                              1,900               (74,130)
        Accounts payable and accrued expenses                                   (83,273)           (1,374,925)
                                                                        ---------------        --------------

            Net cash provided by (used in) operating activities                 520,649            (1,278,689)
                                                                        ---------------        --------------

    Net cash used in investing activities:
        Purchases of property and equipment                                     (17,733)              (81,168)
                                                                        ---------------        --------------

            Net cash used in investing activities                               (17,733)              (81,168)
                                                                        ---------------        --------------

    Net cash (used in) provided by financing activities:
        Net payments on long-term obligations                                    (7,200)               (6,548)
        Net proceeds from the exercise of options                                     -               168,250
                                                                        -------------------------------------
            Net cash (used in) provided by financing activities                  (7,200)              161,702
                                                                        ---------------        --------------

    Net increase (decrease) in cash and cash equivalents                        495,716            (1,198,155)
                                                                        ---------------        --------------

    Cash, beginning of period                                                 1,085,696             4,226,434
                                                                        ---------------        --------------

    Cash, end of period                                                  $    1,581,412         $   3,028,279
                                                                        ===============        ==============


                       The accompanying notes are an integral part of these statements.


                                                      3

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2000, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     WidePoint Corporation (the "Company") focuses on implementing middle market companies' Information Technology ("IT") e-strategies. The Company helps its clients analyze, design, implement, and support e-business solutions that improves the value of their e-business initiatives.

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

     The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses; dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses and negative cash flows from operations during 2000. These losses and negative operating cash flows may continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available, or available on terms management finds acceptable.

2.   Significant Accounting Policies:

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

Use of Estimates

     The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Investments with purchased maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At March 31, 2001 and 2000, cash and cash equivalents included investments in overnight sweep accounts of $1,369,571 and $2,522,781, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

     Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2001 and 2000, unbilled accounts receivable totaled $31,540 and $39,959, respectively.

Significant Customers

     For the three months ended March 31, 2001, one customer individually represented 18% of revenue. For the three months ended March 31, 2000, two customers individually represented 11% and 10% percent of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. As of March 31, 2001, one customer represented 11% percent of accounts receivable. As of March 31, 2000, two customers represented 24% and 10% of accounts receivable.

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

Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,976,500 and 2,983,500 shares of common stock outstanding at March 31, 2001 and 2000, respectively, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS 133, as amended, for the fiscal quarter ending March 31, 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

3.   Stock Warrants:

Stock Warrants

     On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. During the three months ended March 31, 2001, approximately $37,000 of expense had been recognized related to the warrant because the warrant was issued to a third party in exchange for services the Company utilizes variable plan accounting to measure the fair value of the warrant. As of March 31, 2001, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model is zero.

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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Overview

     WidePoint Corporation (the "Company") focuses on implementing middle market companies' Information Technology ("IT") e-strategies. The Company helps its clients analyze, design, implement, and support e-business solutions that improve the value of their e-business initiatives.

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

     For the quarter ended March 31, 2001, the Company's revenues decreased by 45% from approximately $4.0 million in 2000 to approximately $2.2 million in 2001. This decrease was materially due to the loss of revenues generated by the Company's PMC subsidiary. As a result of the loss of the revenues from the PMC subsidiary the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Results of Operations

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31,
2000
-----------------------------------------------------------------------------

     Revenues. Revenues for the three month period ended March 31, 2001, were $2.2 million, a decrease of approximately $1.8 million, as compared to revenues of $4.0 million for the three month period ended March 31, 2000. The decrease in revenues was primarily attributable to decreased sales from the sale of the Company's PMC subsidiary and a reduction of staff augmentation services that were not offset by revenues from the Company's intentional shift to project-based E-value chain services.

     Gross profit. Gross profit for the three month period ended March 31, 2001, was $1.1 million, or 47% of revenues, a decrease of $0.7 million over gross profit of $1.8 million, or 45% of revenues, for the three month period ended March 31, 2000. The decline of gross profit was attributable to a decrease in revenues associated with the sale of the Company's PMC subsidiary and an economic slowdown that increased competitive pressures and reduced gross margins on revenues as compared to the prior quarter.

     Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 2001, were $0.3 million, or 11% of revenues, a decrease of $0.4 million, as compared to $0.7 million, or 17% of revenues, for the three month period ended March 31, 2000. The decrease in sales and marketing expenses for the three months ended March 31, 2001 was primarily attributable to actions the Company undertook during the fourth quarter of 2000 and the first quarter of 2001 to align those expenses with future anticipated revenue streams.

     General and administrative. General and administrative expenses for the three month period ended March 31, 2001, were $0.8 million, or 36% of revenues, a decrease of $2.0 million, as compared to $2.8 million, or 69% of revenues, incurred by the Company for the three month period ended March 31, 2000. The decrease in general and administrative expenses for the three months ended March 31, 2001 was primarily attributable to the consolidation of several of the Company's separate business units and offices and the sale of the Company's PMC subsidiary during 2000.

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2001, was $0.1 million, or 6% of revenues, a decrease of $0.1 million, as compared to $0.2 million of such expenses, or 6% of revenues, incurred by the Company for the three month period ended March 31, 2000. The decrease in depreciation and amortization expenses for the three month period ended March 31, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's PMC subsidiary that was sold in the fourth quarter of 2000.

     Other income (expense). Interest income for the three month period ended March 31, 2001, was $11,250, or 1% of revenues, a decrease of $22,701 as compared to $33,951, or 1% of revenues, for the three month period ended March 31, 2000. The decrease in interest income for the three month period ended March 31, 2001 was primarily attributable to lesser amounts of cash available for investment in overnight sweep accounts. Interest expense for the three month period ended March 31, 2001 was $1,163, a decrease of $67,344, as compared to $68,507, or 2% of revenues, for the three month period ended March 31, 2000. The decrease in interest expense for the three months ended March 31, 2001 was primarily attributable to the extinguishments of the $3.0 million promissory note from the sale of the Company's PMC subsidiary.

     Net income (loss). As a result of the above, the net loss for the three month period ended March 31, 2001, was $0.1 million as compared to the net loss of approximately $1.9 million for the three months ended March 31, 2000, which represents a difference of approximately $1.8 million.

Liquidity and Capital Resources

     The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash generated in operating activities for the quarter ended March 31, 2001, was approximately $0.5 million as compared to cash used in operating activities of $1.3 million for the quarter ended March 31, 2000. The increase in cash provided by operations during the first quarter of 2001 was primarily a result of the improvement in collections of accounts receivable and a decrease in expenses incurred from the Company's operations. Capital expenditures on property and equipment were less than $0.1 million for the quarters ended March 31, 2001, and 2000.

     As of March 31, 2001, the Company had net working capital of approximately $1.9 million. The Company's primary source of liquidity consists of approximately $1.6 million in cash and cash equivalents and approximately $1.3 million of accounts receivable. The Company's current liabilities include $1.2 million in accounts payable and accrued expenses.

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

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

         NOT APPLICABLE

PART II. OTHER INFORMATION
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Exhibits
         --------

      The following exhibits are filed herewith:

                 27 - Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

     On May 10, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the change of accountants from Arthur Andersen, LLP To Grant Thornton LLP.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WIDEPOINT CORPORATION


Date:    May 21, 2001                  /s/ MICHAEL C. Higgins
                                       ----------------------
                                           Michael C. Higgins
                                           President and Chief Executive Officer



                                       /s/ JAMES T. MCCUBBIN
                                       ----------------------
                                           James T. McCubbin
                                           Vice President - Principal Financial
                                             and Accounting Officer