Form 10-Q
period 2001-06-30
WIDEPOINT CORP
filed 2001-08-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 2001
                                   ------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                      Commission file number       000-23967
                                              --------------------

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__   No____

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2001: 12,984,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001
     (unaudited) and December 31, 2000 (audited)                           1

Condensed Consolidated Statements of Operations for the three
     and six months ended June 30, 2001 and 2000 (unaudited)               2

Condensed Consolidated Statements of Cash Flows for the three
     and six months ended June 30, 2001 and 2000 (unaudited)               3

Notes to Condensed Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                      14

Part II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                16
----------

                                         PART 1. FINANCIAL INFORMATION
                                         -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                    WIDEPOINT CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                        ---------------      ----------------
                                ASSETS

Current assets:
     Cash and cash equivalents                                             $  1,544,582         $   1,085,696
     Accounts receivable,
        net of allowance of $78,306 and $208,832, respectively                  894,953             1,880,165
     Prepaid expenses and other assets                                          122,812               173,698
                                                                        ---------------      ----------------
     Total current assets                                                     2,562,347             3,139,559

Property and equipment, net                                                     227,166               335,935
Intangible assets, net                                                        6,005,207             6,155,850
Other assets                                                                     57,146                59,045
                                                                        ---------------      ----------------

     Total assets                                                          $  8,851,866         $   9,690,389
                                                                        ===============      ================

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                 $    800,220         $   1,237,879
     Current portion of capital lease obligation                                 25,309                29,830
                                                                        ---------------      ----------------
     Total current liabilities                                                  825,529             1,267,709
                                                                        ---------------      ----------------

Long-term capital lease obligation, net of current portion                       14,379                24,430
                                                                        ---------------      ----------------
     Total liabilities                                                          839,908             1,292,139


Shareholders' equity
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        None issued and outstanding                                            -                    -
     Common stock, $0.001 par value, 50,000,000 shares authorized,
        12,984,913 shares issued and outstanding
        as of June 30, 2001 and December 31, 2000.                               12,985                12,985
     Stock warrants                                                             140,000               140,000
     Additional paid-in capital                                              41,931,484            41,931,484
     Accumulated deficit                                                    (34,072,511)          (33,686,219)
                                                                        ---------------      ----------------

     Total shareholders' equity                                               8,011,958             8,398,250
                                                                        ---------------      ----------------

Total liabilities & shareholders' equity                                   $  8,851,866         $   9,690,389
                                                                        ===============      ================


                       The accompanying notes are an integral part of these statements.

                                            WIDEPOINT CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months                           Six Months
                                                                Ended June 30,                         Ended June 30,
                                                     ---------------------------------      ----------------------------------

                                                          2001               2000                2001                 2000
                                                     --------------     --------------      --------------      --------------
                                                                 (unaudited)                           (unaudited)
Revenues                                             $    1,645,872     $    3,576,167      $    3,845,738      $    7,561,021

Operating expenses:
     Cost of sales                                          877,677          1,922,656           2,036,105           4,129,241
     Sales and marketing                                    182,761            499,390             428,650           1,166,814
     General and administrative                             730,849          2,386,033           1,514,829           5,133,985
     Depreciation and amortization                          136,968            223,166             274,710             478,109

                                                     --------------------------------------------------------------------------
            Income (loss) from operations                  (282,383)        (1,455,078)           (408,556)         (3,347,128)
                                                     --------------------------------------------------------------------------

Other income (expenses):
     Interest income                                         13,168             28,951              24,418              62,901
     Interest expense                                          (990)           (66,955)             (2,154)           (135,461)
     Other                                                        -                  -                   -                   -
                                                     --------------     --------------      --------------      --------------

Net income (loss)                                    $     (270,205)    $   (1,493,082)     $     (386,292)     $   (3,419,688)
                                                     ==============     ==============      ==============      ==============

Basic net income (loss) per share                    $        (0.02)    $        (0.11)     $        (0.03)     $        (0.26)
                                                     ==============     ==============      ==============      ==============

Basic and weighted average shares outstanding            12,984,913         12,984,913          12,984,913          12,973,164
                                                     ==============     ==============      ==============      ==============


                              The accompanying notes are an integral part of these statements.

                                             WIDEPOINT CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months                          Six Months
                                                                       Ended June 30,                        Ended June 30,
                                                            ---------------------------------     ----------------------------------

                                                                 2001               2000               2001                 2000
                                                            --------------     --------------     --------------      --------------
                                                                        (unaudited)                           (unaudited)

Cash flows from operating activities:

  Net (loss) income                                         $     (270,205)    $   (1,493,082)    $     (386,292)     $ (3,419,688)

  Adjustments to reconcile loss to net cash:
     Depreciation and amortization expense                         136,968            250,775            274,710           576,581
     (Loss) Gain on sale of property and equipment                    (565)                 -              (565)                 -

  Changes in assets and liabilities:
     Accounts receivable                                           444,705            837,882            985,212         2,544,010
     Prepaid expenses and other assets                              11,025            (30,558)            50,886            34,479
     Other assets                                                        -                  -              1,899           (74,130)
     Accounts payable and accrued expenses                        (354,386)          (110,636)          (437,659)       (1,485,561)
                                                            --------------     --------------     --------------      --------------

        Net cash (used in) provided by operating activities        (32,458)          (545,619)           488,191        (1,824,309)
                                                            --------------     --------------     --------------      --------------

  Net cash used in investing activities:
     Purchases of property and equipment                                 -            (86,464)           (17,733)         (167,631)
     Proceeds from sale of property and equipment                    3,000                  -              3,000                 -
                                                            --------------     --------------     --------------      --------------

        Net cash used in investing activities                        3,000            (86,464)           (14,733)         (167,631)
                                                            --------------     --------------     --------------      --------------

  Net cash (used in) provided by financing activities:
     Net (payments) borrowings on long-term obligations             (7,372)           (70,693)           (14,572)           91,009
                                                            --------------     --------------     --------------      --------------

        Net cash (used in) provided by financing activities         (7,372)           (70,693)           (14,572)           91,009
                                                            --------------     --------------     --------------      --------------

  Net (decrease) increase in cash                                  (36,830)          (702,776)           458,886        (1,900,931)
                                                            --------------     --------------     --------------      --------------

  Cash, beginning of period                                      1,581,412          3,028,279          1,085,696         4,226,434
                                                            --------------     --------------     --------------      --------------

  Cash, end of period                                       $    1,544,582     $    2,325,503     $    1,544,582      $  2,325,503
                                                            ==============     ==============     ==============      ==============


                               The accompanying notes are an integral part of these statements.


                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2000, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Cash and Cash Equivalents

     Investments with purchased maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At June 30, 2001 and 2000, cash and cash equivalents included investments in overnight sweep accounts of $1,503,733 and $1,363,104, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

     Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. There were no unbilled accounts receivable at June 30, 2001 and unbilled accounts receivable totaled $3,900 at June 30, 2000.

Significant Customers

     For the three months ended June 30, 2001, two customers individually represented 18% and 11%, respectively, of revenue. For the six months ended June 30, 2001, one customer represented 18% of revenue. For the three months and six months ended June 30, 2000, no customer individually represented more than 10% percent of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. As of June 30, 2001, three customers individually represented 14%, 12%, and 11% percent of accounts receivable. As of June 30, 2000, one customer individually represented 13% of accounts receivable.

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

Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase shares of common stock outstanding at June 30, 2001 and 2000 has not been included in the calculation of the net loss per share as such effect would have been antidilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

New accounting pronouncements

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No.
142), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     1. All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     2. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

     3. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     4. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     5. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Goodwill (using current exchange rates) is currently being amortized at approximately $76,000 per quarter and is projected to have a net carrying value of approximately $5.9 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS 133, as amended, for the fiscal quarter ending June 30, 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position or results of operations.

3.   Stock Warrants:

Stock Warrants

     On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. As of June 30, 2001, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model is zero.

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

     For the three-month period ended June 30, 2001, the Company's revenues decreased by 54% from approximately $3.6 million in 2000 to approximately $1.6 million in 2001. For the six month period ended June 30, 2001, the Company's revenues decreased by 49% from approximately $7.6 million in 2000 to approximately $3.8 million in 2001. These decreases were materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary. As a result of the loss of revenues from the current economic slowdown in IT spending and from the sale of the PMC subsidiary, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Results of Operations

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000
--------------------------------------------------------------------------------

     Revenues. Revenues for the three month period ended June 30, 2001, were $1.6 million, a decrease of approximately $2.0 million, as compared to revenues of $3.6 million for the three month period ended June 30, 2000. The decrease was materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary.

     Gross profit. Gross profit for the three month period ended June 30, 2001, was $0.8 million, or 47% of revenues, a decrease of $0.9 million from gross profit of $1.7 million, or 46% of revenues, for the three month period ended June 30, 2000. The decline of gross profit was materially attributable to a decrease in revenues.

     Sales and marketing. Sales and marketing expenses for the three month period ended June 30, 2001, were $0.2 million, or 11% of revenues, a decrease of $0.3 million, as compared to $0.5 million, or 14% of revenues, for the three month period ended June 30, 2000. The decrease in sales and marketing expenses for the three months ended June 30, 2001 was primarily attributable to actions the Company undertook in the current quarter that aligned the sales and marketing expenses to those of future anticipated revenue streams.

     General and administrative. General and administrative expenses for the three month period ended June 30, 2001, were $0.7 million, or 44% of revenues, a decrease of $1.7 million, as compared to $2.4 million, or 67% of revenues, incurred by the Company for the three month period ended June 30, 2000. The decrease in general and administrative expenses for the three months ended June 30, 2001 was primarily attributable to the alignment of expenses with future anticipated revenue streams, the consolidation of several of the Company's separate business units and offices, and the sale of the Company's PMC subsidiary during 2000.

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2001, was $0.1 million, or 8% of revenues, a decrease of $0.1 million, as compared to $0.2 million of such expenses, or 6% of revenues, incurred by the Company for the three month period ended June 30, 2000. The decrease in depreciation and amortization expenses for the three month period ended June 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's PMC subsidiary that was sold in the fourth quarter of 2000.

     Other income (expense). Interest income for the three month period ended June 30, 2001, was $13,168, or 1% of revenues, a decrease of $15,783 as compared to $28,951, or 1% of revenues, for the three month period ended June 30, 2000. The decrease in interest income for the three month period ended June 30, 2001 was primarily attributable to falling short term interest rates that were available to the Company on investment in overnight sweep accounts. Interest expense for the three month period ended June 30, 2001 was $990, a decrease of $65,965, as compared to $66,955, or 2% of revenues, for the three month period ended June 30, 2000. The decrease in interest expense for the three months ended June 30, 2001 was primarily attributable to the extinguishments of the $3.0 million promissory note from the sale of the Company's PMC subsidiary.

      Net income (loss). As a result of the above, the net loss for the three month period ended June 30, 2001, was $0.3 million as compared to the net loss of approximately $1.5 million for the three months ended June 30, 2000, which represents a difference of approximately $1.2 million.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000
----------------------------------------------------------------------------

     Revenues. Revenues for the six month period ended June 30, 2001, were $3.8 million, a decrease of approximately $3.8 million, as compared to revenues of $7.6 million for the six month period ended June 30, 2000. The decreases was materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary.

     Gross profit. Gross profit for the six month period ended June 30, 2001, was $1.8 million, or 47% of revenues, a decrease of $1.6 million over gross profit of $3.4 million, or 45% of revenues, for the six month period ended June 30, 2000. The decline of gross profit was attributable to a decrease in revenues.

     Sales and marketing. Sales and marketing expenses for the six month period ended June 30, 2001, were $0.4 million, or 11% of revenues, a decrease of $0.8 million, as compared to $1.2 million, or 15% of revenues, for the six month period ended June 30, 2000. The decrease in sales and marketing expenses for the six months ended June 30, 2001 was primarily attributable to actions the Company undertook during the fourth quarter of 2000 through the second quarter of

2001 to align those expenses with future anticipated revenue streams.

     General and administrative. General and administrative expenses for the six month period ended June 30, 2001, were $1.5 million, or 39% of revenues, a decrease of $3.6 million, as compared to $5.1 million, or 68% of revenues, incurred by the Company for the six month period ended June 30, 2000. The decrease in general and administrative expenses for the six months ended June 30, 2001 was primarily attributable to the alignment of expenses with future anticipated revenue streams, the consolidation of several of the Company's separate business units and offices, and the sale of the Company's PMC subsidiary during 2000.

     Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2001, was $0.3 million, or 7% of revenues, a decrease of $0.2 million, as compared to $0.5 million of such expenses, or 6% of revenues, incurred by the Company for the six month period ended June 30, 2000. The decrease in depreciation and amortization expenses for the six month period ended June 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's PMC subsidiary that was sold in the fourth quarter of 2000.

     Other income (expense). Interest income for the six month period ended June 30, 2001, was $24,418, or 1% of revenues, a decrease of $38,483 as compared to $62,901, or 1% of revenues, for the six month period ended June 30, 2000. The decrease in interest income for the six month period ended June 30, 2001 was primarily attributable to falling short term interest rates that were available to the Company on investment in overnight sweep accounts. Interest expense for the six month period ended June 30, 2001 was $2,154, a decrease of $133,307, as compared to $135,461, or 2% of revenues, for the six month period ended June 30, 2000. The decrease in interest expense for the six months ended June 30, 2001 was primarily attributable to the extinguishments of the $3.0 million promissory note from the sale of the Company's PMC subsidiary.

     Net income (loss). As a result of the above, the net loss for the six month period ended June 30, 2001, was $0.4 million as compared to the net loss of approximately $3.4 million for the six months ended June 30, 2000, which represents a difference of approximately $3.0 million.

Liquidity and Capital Resources

     The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. There was no material amount of cash used or gained in operating activities for the quarter ended June 30, 2001 as compared to approximately $0.5 million in cash used in operating activities for the quarter ended June 30, 2000. The increase in cash provided by operations during the second quarter of 2001 was primarily a result of improvements in collections of accounts receivable and a decrease in expenses incurred from the Company's operations. Capital expenditures on property and equipment were less than $0.1 million for the quarters ended June 30, 2001, and 2000.

     As of June 30, 2001, the Company had net working capital of approximately $1.7 million.

The Company's primary source of liquidity consists of approximately $1.5 million in cash and cash equivalents and approximately $0.9 million of accounts receivable. The Company's current liabilities include $0.8 million in accounts payable and accrued expenses.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

               NOT APPLICABLE

PART II. OTHER INFORMATION
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

        None


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)     Exhibits
        --------

     The following exhibits are filed herewith:

        None

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


                                       WIDEPOINT CORPORATION


Date:  August 14, 2001                 /s/ MICHAEL C. Higgins
                                       ----------------------
                                           Michael C. Higgins
                                           President and Chief Executive Officer



                                       /s/ JAMES T. MCCUBBIN
                                       ---------------------
                                           James T. McCubbin
                                           Vice President - Principal Financial
                                            and Accounting Officer