Form 10-Q
period 2001-09-30
WIDEPOINT CORP
filed 2001-11-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 2001
                                    ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

                      Commission file number    000-23967
                                              -------------

                              WIDEPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        52-2040275
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

One Mid America Plaza, Suite 403, Oakbrook Terrace, Il                 60181
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (630) 645-0003
                                                    ----------------

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
Yes  X       No
    ---         ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2001: 12,984,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX


                                                                            Page
                                                                            No.
                                                                            ----

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000 (audited)                         1

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2001 and 2000 (unaudited)       2

          Condensed Consolidated Statements of Cash Flows for the three
          and nine months ended September 30, 2001 and 2000 (unaudited)       3

          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                        15


Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 5.   Exhibits and Reports on Form 8-K                                   16


SIGNATURES                                                                   17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WIDEPOINT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
                ASSETS

Current assets:
  Cash and cash equivalents                     $  1,599,962     $  1,085,696
  Accounts receivable, net of allowance
   of $41,900 and $208,832, respectively           1,880,165          639,421
  Prepaid expenses and other assets                   43,958          173,698
                                                ------------     ------------
  Total current assets                             2,283,341        3,139,559

Property and equipment, net                          166,799          335,935
Intangible assets, net                             5,929,450        6,155,850
Other assets                                          57,146           59,045
                                                ------------     ------------

         Total assets                           $  8,436,736     $  9,690,389
                                                ============     ============

    LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $    508,862     $  1,237,879
  Current portion of capital lease
   obligation                                         21,949           29,830
                                                ------------     ------------
         Total current liabilities                   530,811        1,267,709
                                                ------------     ------------

Long-term capital lease obligation, net
 of current portion                                   10,189           24,430
                                                ------------     ------------
         Total liabilities                           541,000        1,292,139

Shareholders' equity
  Preferred stock, $0.001 par value,
   10,000,000 shares authorized,
     None issued and outstanding                           -                -
  Common stock, $0.001 par value, 50,000,000
   shares authorized, 12,984,913 shares
   issued and outstanding as of September 30,
   2001 and December 31, 2000.                        12,985           12,985
  Stock warrants                                     140,000          140,000
  Additional paid-in capital                      41,931,484       41,931,484
  Accumulated deficit                            (34,188,733)     (33,686,219)
                                                ------------     ------------

         Total shareholders' equity                7,895,736        8,398,250
                                                ------------     ------------

Total liabilities & shareholders' equity        $  8,436,736     $  9,690,389
                                                ============     ============


        The accompanying notes are an integral part of these statements.

                            WIDEPOINT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                            (unaudited)                   (unaudited)

Revenues                            $ 1,252,994    $ 3,055,321    $ 5,098,733    $10,616,342

Operating expenses:
  Cost of sales                         632,633      1,682,578      2,668,738      5,811,819
  Sales and marketing                   103,383        426,018        532,032      1,592,832
  General and administrative            506,937      2,279,565      2,021,771      7,413,550
  Facilities closing expense                  -        273,000              -        273,000
  Disposition of subsidiary                   -        694,220              -        694,220
  Depreciation and amortization         135,666        238,624        410,376        716,733
                                    -----------    -----------    -----------    -----------
    Income (loss) from operations      (125,625)    (2,538,684)      (534,184)    (5,885,812)
                                    -----------    -----------    -----------    -----------

Other income (expenses):
  Interest income                        11,204         25,592         35,623         88,493
  Interest expense                       (1,800)       (62,341)        (3,953)      (197,802)
  Other                                       -              -              -              -
                                    -----------    -----------    -----------    -----------

Net income (loss)                   $  (116,221)   $(2,575,433)   $  (502,514)   $(5,995,121)
                                    ===========    ===========    ===========    ===========

Basic net income (loss) per share   $     (0.01)   $     (0.20)   $     (0.04)   $     (0.46)
                                    ===========    ===========    ===========    ===========

Basic and weighted average
 shares outstanding                  12,984,913     12,984,913     12,984,913     12,984,913
                                    ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of these statements.


                            WIDEPOINT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        Three Months Ended            Nine Months Ended
                                           September 30,                September 30,
                                    --------------------------    --------------------------
                                        2001           2000           2001           2000
                                    -----------    -----------    -----------    -----------
                                            (unaudited)                   (unaudited)


Cash flows from operating
 activities:

  Net (loss) income                 $  (116,221)   $(2,575,433)   $  (502,514)   $(5,995,121)

  Adjustments to reconcile loss
   to net cash:
    Depreciation and amortization
     expense                            135,666        238,624        410,376        716,733
    Loss (Gain) on sale of
     property and equipment                 207              -           (357)             -
    Disposition of subsidiary                 -        694,220              -        694,220

  Changes in assets and
   liabilities:
    Accounts receivable                 255,532        621,772      1,240,744      3,165,782
    Prepaid expenses and other
     assets                              78,854         76,149        129,740        110,628
    Other assets                              -        (47,455)         1,899       (121,585)
    Accounts payable and accrued
     expenses                          (291,358)       229,091       (729,017)    (1,184,645)
                                    -----------    -----------    -----------    -----------

      Net cash provided by (used
       in) operating activities          62,680       (763,032)       550,871     (2,613,988)
                                    -----------    -----------    -----------    -----------

  Net cash used in investing
   activities:
    Purchases of property and
     equipment                                -        (32,439)       (17,733)       (71,414)
    Proceeds from sale of
     property and equipment                 250              -          3,250              -
                                    -----------    -----------    -----------    -----------

      Net cash used in investing
       activities                           250        (32,439)       (14,483)       (71,414)
                                    -----------    -----------    -----------    -----------

  Net cash (used in) provided by
   financing activities:
    Net (payments) borrowings
     on long-term obligations            (7,550)        (9,119)       (22,122)       (20,119)
                                    -----------    -----------    -----------    -----------

      Net cash (used in) provided
       by financing activities           (7,550)        (9,119)       (22,122)       (20,119)
                                    -----------    -----------    -----------    -----------

  Net increase (decrease) in cash        55,380        514,266       (804,590)    (2,705,521)
                                    -----------    -----------    -----------    -----------

  Cash, beginning of period           1,544,582      2,325,503      1,085,696      4,226,434
                                    -----------    -----------    -----------    -----------

  Cash, end of period               $ 1,599,962    $ 1,520,913    $ 1,599,962    $ 1,520,913
                                    ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION, ORGANIZATION, AND NATURE OF OPERATIONS:

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2000, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Cash and Cash Equivalents

     Investments with purchased maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2001 and 2000, cash and cash equivalents included investments in overnight sweep accounts of $1,628,826 and $1,081,807, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

     Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $5,227 and $82,331 at September 30, 2001 and 2000, respectively.

Significant Customers

     For the three months ended September 30, 2001, three customers individually represented 16%, 13% and 11%, respectively, of revenue. For the nine months ended September 30, 2001, two customers individually represented 18% and 10%, respectively, of revenue. For the three months ended September 30, 2000, one customer individually represented 13% of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable include amounts due from relatively large companies in a variety of industries. As of September 30, 2001, two customers individually represented 16% and 12% percent of accounts receivable. As of September 30, 2000, no customer individually represented more than 10% of accounts receivable.

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

Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase shares of common stock outstanding at September 30, 2001 and 2000 has not been included in the calculation of the net loss per share as such effect would have been antidilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

Goodwill (using current exchange rates) is currently being amortized at approximately $76,000 quarterly and is projected to have a net carrying value of approximately $5.9 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

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

3.   Stock Warrants:

Stock Warrants

     On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. As of September 30, 2001, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model is zero.

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

     For the three-month period ended September 30, 2001, the Company's revenues decreased by 59% from approximately $3.1 million in 2000 to approximately $1.3 million in 2001. For the nine month period ended September 30, 2001, the Company's revenues decreased by 52% from approximately $10.6 million in 2000 to approximately $5.1 million in 2001. These decreases were materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary. As a result of the loss of revenues from the current economic slowdown in IT spending and from the sale of the PMC subsidiary, the Company believes the period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Results of Operations

Three Months Ended September 30, 2001 as Compared to Three Months Ended September 30, 2000

     Revenues. Revenues for the three month period ended September 30, 2001, were $1.3 million, a decrease of approximately $1.8 million, as compared to revenues of $3.1 million for the three month period ended September 30, 2000. The decrease was materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary.

     Gross profit. Gross profit for the three month period ended September 30, 2001, was $0.6 million, or 50% of revenues, a decrease of $0.8 million from gross profit of $1.4 million, or 45% of revenues, for the three month period ended September 30, 2000. The decline of gross profit was materially attributable to a decrease in revenues.

     Sales and marketing. Sales and marketing expenses for the three month period ended September 30, 2001, were $0.1 million, or 8% of revenues, a decrease of $0.3 million, as compared to $0.4 million, or 14% of revenues, for the three month period ended September 30, 2000. The decrease in sales and marketing expenses for the three months ended September 30, 2001 was primarily attributable to actions the Company undertook in the second quarter that aligned the sales and marketing expenses to those of future anticipated revenue streams.

     General and administrative. General and administrative expenses for the three month period ended September 30, 2001, were $0.5 million, or 40% of revenues, a decrease of $1.8 million, as compared to $2.3 million, or 75% of revenues, incurred by the Company for the three month period ended September 30, 2000. The decrease in general and administrative expenses for the three months ended September 30, 2001 was primarily attributable to the alignment of expenses with future anticipated revenue streams, the consolidation of several of the Company's separate business units and offices, and the sale of the Company's PMC subsidiary during 2000.

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

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended September 30, 2001, was $0.1 million, or 11% of revenues, a decrease of $0.1 million, as compared to $0.2 million of such expenses, or 8% of revenues, incurred by the Company for the three month period ended September 30, 2000. The decrease in depreciation and amortization expenses for the three month period ended September 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's PMC subsidiary that was sold in the fourth quarter of 2000.

     Other income (expense). Interest income for the three month period ended September 30, 2001, was $11,204, or 1% of revenues, a decrease of $14,388 as compared to $25,592, or 1% of revenues, for the three month period ended September 30, 2000. The decrease in interest income for the three month period ended September 30, 2001 was primarily attributable to falling short term interest rates that were available to the Company on investment in overnight sweep accounts. Interest expense for the three month period ended September 30, 2001 was $1,800, a decrease of $60,541, as compared to $62,341, or 2% of revenues, for the three month period ended September 30, 2000. The decrease in interest expense for the three months ended September 30, 2001 was primarily attributable to the extinguishments of the $3.0 million promissory note from the sale of the Company's PMC subsidiary.

     Net income (loss). As a result of the above, the net loss for the three month period ended September 30, 2001, was $0.1 million as compared to the net loss of approximately $2.6 million for the three months ended September 30, 2000, which represents a difference of approximately $2.5 million.

Nine Months Ended September 30, 2001 as Compared to Nine Months Ended September 30, 2000

     Revenues. Revenues for the nine month period ended September 30, 2001, were $5.1 million, a decrease of approximately $5.5 million, as compared to revenues of $10.6 million for the nine month period ended September 30, 2000. The decreases was materially due to the economic slowdown in IT spending that caused the delay and termination of several opportunities and projects in e-technology initiatives and from the loss of revenues generated by the sale of the Company's PMC subsidiary.

     Gross profit. Gross profit for the nine month period ended September 30, 2001, was $2.4 million, or 48% of revenues, a decrease of $2.4 million over gross profit of $4.8 million, or 45% of revenues, for the nine month period ended September 30, 2000. The decline of gross profit was attributable to a decrease in revenues.

     Sales and marketing. Sales and marketing expenses for the nine month period ended September 30, 2001, were $0.5 million, or 10% of revenues, a decrease of $1.1 million, as compared to $1.6 million, or 15% of revenues, for the nine month period ended September 30, 2000. The decrease in sales and marketing expenses for the nine months ended September 30, 2001 was primarily attributable to actions the Company undertook during the fourth quarter of 2000 through the second quarter of 2001 to align those expenses with future anticipated revenue streams.

     General and administrative. General and administrative expenses for the nine month period ended September 30, 2001, were $2.0 million, or 40% of revenues, a decrease of $5.4 million, as compared to $7.4 million, or 70% of revenues, incurred by the Company for the nine month period ended September 30, 2000. The decrease in general and administrative expenses for the nine months ended September 30, 2001 was primarily attributable to the alignment of expenses with future anticipated revenue streams, the consolidation of several of the Company's separate business units and offices, and the sale of the Company's PMC subsidiary during 2000.

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

     Depreciation and amortization. Depreciation and amortization expenses for the nine month period ended September 30, 2001, was $0.4 million, or 8% of revenues, a decrease of $0.3 million, as compared to $0.7 million of such expenses, or 7% of revenues, incurred by the Company for the nine month period ended September 30, 2000. The decrease in depreciation and amortization expenses for the nine month period ended September 30, 2000 was primarily attributable to the write-off of certain intangible assets associated with the Company's PMC subsidiary that was sold in the fourth quarter of 2000.

     Other income (expense). Interest income for the nine month period ended September 30, 2001, was $35,623, or 1% of revenues, a decrease of $52,870 as compared to $88,493, or 1% of revenues, for the nine month period ended September 30, 2000. The decrease in interest income for the nine month period ended September 30, 2001 was primarily attributable to falling short term interest rates that were available to the Company on investment in overnight sweep accounts. Interest expense for the nine month period ended September 30, 2001 was $3,953, a decrease of

$193,849, as compared to $197,802, or 2% of revenues, for the nine month period ended September 30, 2000. The decrease in interest expense for the nine months ended September 30, 2001 was primarily attributable to the extinguishments of the $3.0 million promissory note from the sale of the Company's PMC subsidiary.

     Net income (loss). As a result of the above, the net loss for the nine month period ended September 30, 2001, was $0.5 million as compared to the net loss of approximately $6.0 million for the nine months ended September 30, 2000, which represents a difference of approximately $5.5 million.

Liquidity and Capital Resources

     The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash provided by operating activities for the quarter ended September 30, 2001, was approximately $0.1 million as compared to approximately $0.8 million in cash used in operating activities for the quarter ended September 30, 2000. The increase in cash provided by operations during the third quarter of 2001 was primarily a result of improvements in collections of accounts receivable and a decrease in expenses incurred from the Company's operations. There was no material amount of capital expenditures on property and for the quarters ended September 30, 2001, and 2000.

     As of September 30, 2001, the Company had net working capital of approximately $1.8 million. The Company's primary source of liquidity consists of approximately $1.6 million in cash and cash equivalents and approximately $0.6 million of accounts receivable. The Company's current liabilities include $0.5 million in accounts payable and accrued expenses.

     The market for the Company's services is expanding and the Company's business environment is characterized by rapid technological changes. In 1999, the Company began to shift away from millennium services and has consolidated its current subsidiaries into one operating company. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes, and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

Other

     Inflation has not had a significant effect on the Company's operations, as increased costs to the Company have generally been offset by increased prices of services sold.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               None

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WIDEPOINT CORPORATION


Date:  Nov. 14, 2001                       /s/ MICHAEL C. Higgins
                                           -------------------------------------
                                           Michael C. Higgins
                                           President and Chief Executive Officer



                                           /s/ JAMES T. MCCUBBIN
                                           -------------------------------------
                                           James T. McCubbin
                                           Vice President - Principal Financial
                                           and Accounting Officer