Form 10-Q/A
period 2001-09-30
WIDEPOINT CORP
filed 2001-11-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                FORM 10-Q/A No. 1
                 (For Quarterly Period Ended September 30, 2001)

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

         The undersigned registrant hereby includes the following item of its Quarterly Report on Form 10-Q for the period ended September 30, 2001, as set forth on the pages attached hereto:

                Part I.    Item 1. Financial Statements

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WIDEPOINT CORPORATION


                                        By:      /s/ James T. McCubbin
                                                 ------------------------------
                                                 James T. McCubbin
                                                 Vice President, Secretary
                                                    and Treasurer

Date: November 15, 2001

                              WIDEPOINT CORPORATION

                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q

         WidePoint Corporation ("WidePoint" or the "Company") hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2001, to correct an inadvertent transposition in the EDGAR conversion process of the amounts shown on (i) its Balance Sheet for Accounts Receivable as of September 30, 2001 and December 31, 2000, and (ii) its Cash Flow Statement for Net Increase (decrease) in Cash as of the Three Months Ended September 30, 2000 and the Nine Months Ended September 30, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WIDEPOINT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                   September 30,   December 31,
                                                                      2001             2000
                                                                  --------------   --------------
                                ASSETS

Current assets:
        Cash and cash equivalents                                  $  1,599,962    $  1,085,696
        Accounts receivable,
            net of allowance of $41,900
            and $208,832, respectively                                  639,421       1,880,165
        Prepaid expenses and other assets                                43,958         173,698
                                                                   ------------    ------------
        Total current assets                                          2,283,341       3,139,559

Property and equipment, net                                             166,799         335,935
Intangible assets, net                                                5,929,450       6,155,850
Other assets                                                             57,146          59,045
                                                                   ------------    ------------
         Total assets                                              $  8,436,736    $  9,690,389
                                                                   ============    ============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                     $    508,862    $  1,237,879
         Current portion of capital lease obligation                     21,949          29,830
                                                                   ------------    ------------
         Total current liabilities                                      530,811       1,267,709
                                                                   ------------    ------------

Long-term capital lease obligation, net of
     current portion                                                     10,189          24,430
                                                                   ------------    ------------
         Total liabilities                                              541,000       1,292,139


Shareholders' equity
         Preferred stock, $0.001 par value,
            10,000,000 shares authorized,
            None issued and outstanding                                     --              --
         Common stock, $0.001 par value,
            50,000,000 shares authorized,
            12,984,913 shares issued and outstanding
            as of September 30, 2001 and December 31, 2000               12,985          12,985
         Stock warrants                                                 140,000         140,000
         Additional paid-in capital                                  41,931,484      41,931,484
         Accumulated deficit                                        (34,188,733)    (33,686,219)
                                                                   ------------    ------------

         Total shareholders' equity                                   7,895,736       8,398,250
                                                                   ------------    ------------

Total liabilities & shareholders' equity                           $  8,436,736    $  9,690,389
                                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months                        Nine Months
                                                           Ended September 30,                Ended September 30,
                                                          2001            2000              2001             2000
                                                              (unaudited)                        (unaudited)
Revenues                                             $  1,252,994     $  3,055,321     $  5,098,733     $ 10,616,342

Operating expenses:
          Cost of sales                                   632,633        1,682,578        2,668,738        5,811,819
          Sales and marketing                             103,383          426,018          532,032        1,592,832
          General and administrative                      506,937        2,279,565        2,021,771        7,413,550
          Facilities closing expense                         --            273,000             --            273,000
          Disposition of subsidiary                          --            694,220             --            694,220
          Depreciation and amortization                   135,666          238,624          410,376          716,733
                                                     ------------     ------------     ------------     ------------
                    Income (loss) from operations        (125,625)      (2,538,684)        (534,184)      (5,885,812)
                                                     ------------     ------------     ------------     ------------

Other income (expenses):
            Interest income                                11,204           25,592           35,623           88,493
            Interest expense                               (1,800)         (62,341)          (3,953)        (197,802)
            Other                                            --               --               --               --
                                                     ------------     ------------     ------------     ------------

Net income (loss)                                    $   (116,221)    $ (2,575,433)    $   (502,514)    $ (5,995,121)
                                                     ============     ============     ============     ============

Basic net income (loss) per share                    $      (0.01)    $      (0.20)    $      (0.04)    $      (0.46)
                                                     ============     ============     ============     ============

Basic and weighted average shares outstanding          12,984,913       12,984,913       12,984,913       12,984,913
                                                     ============     ============     ============     ============



        The accompanying notes are an integral part of these statements.

                                      WIDEPOINT CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Three Months                      Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                                2001            2000             2001             2000
                                                                    (unaudited)                       (unaudited)
Cash flows from operating activities:

    Net (loss) income                                       $  (116,221)    $(2,575,433)    $  (502,514)    $(5,995,121)

    Adjustments to reconcile loss to net cash:
        Depreciation and amortization expense                   135,666         238,624         410,376         716,733
        Loss (Gain) on sale of property and equipment               207            --              (357)           --
        Disposition of subsidiary                                  --           694,220            --           694,220

    Changes in assets and liabilities:
        Accounts receivable                                     255,532         621,772       1,240,744       3,165,782
        Prepaid expenses and other assets                        78,854          76,149         129,740         110,628
        Other assets                                               --           (47,455)          1,899        (121,585)
        Accounts payable and accrued expenses                  (291,358)        229,091        (729,017)     (1,184,645)
                                                            -----------     -----------     -----------     -----------

            Net cash provided by (used in) operating
               activities                                        62,680        (763,032)        550,871      (2,613,988)
                                                            -----------     -----------     -----------     -----------

    Net cash used in investing activities:
        Purchases of property and equipment                        --           (32,439)        (17,733)        (71,414)
        Proceeds from sale of property and equipment                250            --             3,250            --
                                                            -----------     -----------     -----------     -----------

            Net cash used in investing activities                   250         (32,439)        (14,483)        (71,414)
                                                            -----------     -----------     -----------     -----------

    Net cash (used in) provided by financing activities:
        Net(payments) borrowings on long-term
          obligations                                            (7,550)         (9,119)        (22,122)        (20,119)
                                                            -----------     -----------     -----------     -----------

            Net cash (used in) provided by financing
               activities                                        (7,550)         (9,119)        (22,122)        (20,119)
                                                            -----------     -----------     -----------     -----------

    Net increase (decrease) in cash                              55,380        (804,590)        514,266      (2,705,521)
                                                            -----------     -----------     -----------     -----------

    Cash, beginning of period                                 1,544,582       2,325,503       1,085,696       4,226,434
                                                            -----------     -----------     -----------     -----------

    Cash, end of period                                     $ 1,599,962     $ 1,520,913     $ 1,599,962     $ 1,520,913
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