Form 10-K
period 2001-12-31
WIDEPOINT CORP
filed 2002-04-01
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 2001.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from             to                .
                                      -----------    ---------------

                        Commission File Number 000-23967

                             WIDEPOINT CORPORATION
             (Exact name of registrant as specified in its charter.)

         Delaware                                              52-2040275
-----------------------------------                    -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)

   One Mid America Plaza, Oakbrook Terrace, IL                    60181
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's phone number, including area code:       (630) 645-0003
                                                 ------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes      X        No
                                               -------------    ----------
       The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of March 12, 2002 by non-affiliates of the registrant was approximately $1,038,793 based on the average bid and asked prices of the Common Stock on such date.

       As of March 12, 2002, the registrant had 12,984,913 shares of its Common Stock issued and outstanding.

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

ITEM 1. BUSINESS

  Introduction

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help clients improve their profitability and maintain a competitive edge in today's rapidly changing business technology environment.

The WidePoint approach is to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that increase productivity and effectiveness. WidePoint focuses on providing results with significant, tangible business benefits. Our consultants possess recognized industry-standard certifications and years of successful project experience.

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultant skills to help clients improve their business performance. This focus continues to tie together the Company's service offerings and future direction. WidePoint's clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems as they transition to a business-to-business (B2B) e-commerce environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consultants, Ltd. ("PMC"), a corporation that provided IT consulting services focused in enterprise resource planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT". During this transition in 2000, the Company experienced several economic reversals that included an unexpectedly rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of substantially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during the first calendar quarter of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

Business Strategy and Services

WidePoint's strategy has been to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that boost productivity and effectiveness through its consultants. WidePoint focuses on providing end results with significant, tangible business benefits through its consultants that possess recognized industry-standard certifications and years of successful project experience.

The Company presently focuses on planning, implementing and supporting IT-based initiatives with the following services:

Architecture and Planning Services

o        IT Strategic Planning

o        Software Selection

o        Program Management

o        Project Management

IT Outsource Solutions

o        Infrastructure Management

o        Applications Management

o        Architecture and Design

The Company's ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well the potential for strategic acquisitions and/or mergers. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in the expansion of the Company through successful sales and marketing efforts and/or acquisitions could have an adverse impact on the Company's revenues and operating results.

Clients

The client base of the Company is located predominantly within North America. The Company has experience and expertise in the successful completion of projects in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and state government.

Historically the Company derived, and may in the future derive, a significant percentage of its total revenues from a relatively small number of clients. During 2001, two customers individually represented 15% and 11% of revenues, respectively, for that year. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.


Marketing and Sales

The Company focuses its sales and marketing efforts on mid-market corporations with significant IT budgets and requirements. While the Company performs work for companies in many various industries, the majority of the Company's revenues for 2001 were derived from contracts and projects with manufacturing clients, consumer products clients and healthcare clients.

The Company markets its solutions through its direct sales force, and alliances with several strategic partnerships in certain industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with the Company's services. The Company's strategic partnerships provide the Company with additional access to potential clients.


Competition

The market for the services that the Company provides is highly competitive, includes a large number of competitors, and is subject to rapid change. The primary competitors of the Company include participants from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies from foreign countries are also targeting this market.


Intellectual Property

The Company's intellectual property primarily consists of methodologies developed for use in application development solutions. The Company does not have any patents and relies upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect its ownership of its proprietary methodologies. The Company generally enters into nondisclosure and confidentiality agreements with its employees, partners, consultants, independent sales agents and clients. As the number of competitors providing services similar to the services of the Company increases, the likelihood of similar methodologies being used by competitors increases. Although the Company's methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, litigation regardless of its outcome could result in substantial cost to the Company and divert management's attention from the Company's operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against the Company could materially adversely affect the Company's business, operating results and financial condition.


Personnel

As of December 31, 2001, the Company had 27 full time employees and 3 part-time employees (including 3 persons in sales and recruiting), 24 persons in consulting, and 3 persons in management and administration. The Company also periodically employs additional consultants and temporary employees.

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

ITEM 2.  PROPERTIES.

The principal executive office of the Company consists of approximately 5,880 square feet of office space located at One Mid America Plaza, Suite 403, Oakbrook Terrace, Illinois, which is currently being leased by the Company on a month-to-month basis for approximately $13,400 per month. The Company's annual rent in 2001 for this office was approximately $120,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office. The Company intends to terminate its month-to-month lease at this location effective as of April 30, 2002, and relocate its principal executive office to a new location at One Lincoln Centre, Oakbrook Terrace, Illinois as described below.

The Company has executed a sublease, effective May 1, 2002, for its new principal executive office to be located at One Lincoln Centre, Oakbrook Terrace, Illinois, for approximately 3,500 square feet. The term of this sublease expires in January 2004. The monthly rent under this sublease is approximately $5,500 per month.

The Company also leases a branch office located at 4401 Rockside Road, Suite 405, Independence, Ohio, in approximately 1,131 square feet under a lease that expires on June 30, 2003. The Company's annual rent in 2001 for such branch office was approximately $24,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office. The Company is currently attempting to sublease this office space.

During 2000, several offices of the Company were closed and their leases were either sublet, assigned, or have expired. The Minnesota office lease located at 11800 Singletree Lane, Suite 314, Eden Prairie, Minnesota expired on March 31, 2001. The Company's annual rent in 2001 for that property was approximately $6,000. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June 2000 for the same terms as those of the Company's lease for that location. The Company's annual rent in 2001 for that property was approximately $34,000 and the lease expires on February 4, 2004. The lease for the former corporate headquarters office of the Company located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc., which assigned lease expires on September 30, 2005. The Company is secondarily liable if GHG Holdings, Inc were to default on that assigned lease.

For additional information regarding the Company's lease obligations, see Note 9 of "Notes to Consolidated Financial Statements. "

The Company believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company's Annual Meeting of Stockholders was held on December 17,
2001.

       The following two persons were elected by the following votes to serve as Class I directors of the Board of Directors for three years or until their resignation and/or their successors are elected and qualified:

Name                                 Votes For              Votes Withheld
--------------------------------------------------------------------------

Michael C. Higgins                    7,362,253                617,276
G.W. Norman Wareham                   7,371,046                608,483

       Stockholders ratified the selection of Grant Thornton LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 7,928,599 shares for and 36,680 shares against, with 14,250 shares abstaining.

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

The stock prices listed below represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

                     2001                       High             Low
         -----------------------------------------------------------------
         First Quarter                         $ 0.31            $  0.09
         Second Quarter                          0.25               0.11
         Third Quarter                           0.19               0.07
         Fourth Quarter                          0.13               0.05

                     2000                       High             Low
         -----------------------------------------------------------------
         First Quarter                         $  7.56           $  2.28
         Second Quarter                           3.38              1.38
         Third Quarter                            1.31              0.50
         Fourth Quarter                           0.56              0.13

       As of March 12, 2002 there were 170 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

The tables below present selected historical financial data of WidePoint. The WidePoint historical data for the years ended December 31, 2001, 2000, and 1999 are derived from the historical financial statements of WidePoint Corporation as audited by Grant Thornton, LLP in 2001 and Arthur Andersen LLP in years 2000 and 1999, included elsewhere in this Form 10-K.

On September 30, 1999, WidePoint acquired Parker Management Consulting, Ltd. ("PMC"), a Delaware corporation. The accompanying financial data include the accounts of PMC since that date of acquisition. A further description of that acquisition transaction is set forth in the Company's Form 8-K/A filed on December 15, 1999 with the Securities and Exchange Commission. On September 29, 2000, WidePoint sold PMC. The accompanying financial data includes the accounts of PMC through that date of sale. A further description of that sale transaction is set forth in the Company's Form 8-K/A filed on December 13, 2000 with the Securities and Exchange Commission.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere herein.

Selected Consolidated Financial Information

                                            --------------  --------------  --------------  --------------  --------------
                                                2001             2000             1999             1998            1997
                                            --------------  --------------  --------------  --------------  --------------
Statement of Operations Data:

Revenues                                     $  5,902,728    $ 12,834,474    $ 27,196,125    $  9,916,276    $  1,425,360

Cost of revenues                                3,122,061       7,014,045      12,140,007       3,478,982         667,098

Research and development expense                     --              --           325,651         473,362            --

Sales and marketing expense                       614,786       1,856,694       2,617,117       1,190,548       1,110,655

General and administrative expense              2,549,661       8,535,062       9,701,672       3,515,391       4,148,421

Facilities closing expense                         43,500         376,289            --              --              --

Disposition of subsidiary                            --           699,203            --              --              --

Employee stock compensation expense                  --              --              --           534,384            --

Impairment of long-term assets                  5,853,693            --         1,703,825            --              --

Depreciation and amortization                     545,290         851,562       1,817,329       1,268,338       1,008,864
                                             ------------    ------------    ------------    ------------    ------------
        Loss from operations                   (6,826,263)     (6,498,381)   (1,109,476))        (544,729)     (5,509,678)
                                             ------------    ------------    ------------    ------------    ------------
Other income (expense):

Interest income                                    44,655         103,351         161,123         270,337         137,814

Interest expense                                   (5,231)       (198,971)        (76,296)         (9,140)     (1,366,479)

Other                                                --              --           (33,756)            821      (7,468,356)
                                             ------------    ------------    ------------    ------------    ------------
        Net loss before income taxes           (6,786,839)     (6,594,001)     (1,058,405)       (282,711)    (14,206,699)

Income taxes                                         --              --            37,648            --              --
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                     $ (6,786,839)   $ (6,594,001)   $ (1,096,053)   $   (282,711)   $(14,206,699)
                                             ============    ============    ============    ============    ============
        Basic and diluted loss per share     $      (0.52)   $      (0.51)   $      (0.08)   $      (0.03)   $      (2.58)
                                             ============    ============    ============    ============    ============
        Basic and diluted weighted average
            shares outstanding                 12,984,913      12,979,055      12,949,913      10,638,680       5,502,668
                                             ============    ============    ============    ============    ============

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


Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (IT) solutions. Its staff consists of business and technical specialists that help clients improve their profitability and maintain a competitive edge in today's rapidly changing business environment.

The WidePoint approach is to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that increase productivity and effectiveness. WidePoint focuses on providing end results with significant, tangible business benefits. Our consultants possess recognized industry-standard certifications and years of successful project experience.

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultants to help clients improve their business performance. This focus continues to tie together the Company's service offerings and future direction. WidePoint's clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems as they transition to a business-to-business (B2B) e-commerce environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consultants, Ltd. ("PMC"), a corporation that provided IT consulting services focused in enterprise resource planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from

"ZMAX" to "WDPT". During this transition in 2000, the Company experienced several economic reversals that included an unexpectedly rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of substantially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during the first calendar quarter of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

For the year ended December 31, 2001, the Company's revenues decreased by 54% from approximately $12.8 million in 2000 to approximately $5.9 million in 2001. This decrease was materially due to the significant decrease in Internet based initiatives among the Company's clients and an economic recession in the United States.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. Amortization and depreciation expenses relate to property, equipment and intangible assets. As a result of its plan to expand its operations through internal growth and acquisitions, the Company expects these costs to increase.

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. The profitability on an individual project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has been able to maintain its operating margins through efficiencies achieved by the use of the Company's proprietary methodologies, by offsetting increases in consultant salaries with increases in consultant fees received from clients, and by effectively managing general overhead costs.


Recent Developments

Early in the fourth quarter of 2001, the Board of Directors' determined that the interests of the shareholders of Widepoint would best be served by a comprehensive review of the direction of the

Company, and the strategic alternatives available to the Board. During this process, Melvin A. (Mac) McCubbin, Chairman of the Board of the Company, suddenly died from a rapidly moving form of cancer. The Board elected Steve Komar, an existing board member, to replace Mr. Melvin McCubbin as Chairman of the Board. During December 2001, Widepoint's President and Chief Executive Officer, Michael C. Higgins, advised the Board of his decision to resign his responsibilities as an officer and employee of the Company and as a member of the Company's Board of Directors in order to pursue other business interests. Steve Komar thereafter agreed to assume the position of Chief Executive Officer of the Company, and a formal transition plan was adopted by the Board to ensure a smooth transfer of management control from Mr. Higgins to Mr. Komar. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during the first calendar quarter of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.


Results of Operations


Year Ended December 31, 2001 Compared to the Year ended December 31, 2000

Revenues. Revenues for the year ended December 31, 2001, were approximately $5.9 million, a decrease of $6.9 million, as compared to revenues of approximately $12.8 million for the year ended December 31, 2000. The 54% decrease in revenues in 2001 was primarily attributable to the severe contraction of Internet based initiatives among the Company's clients and an economic recession in the United States.

Gross profit. Gross profit for the year ended December 31, 2001, was $2.8 million, or 47% of revenues, a decrease of $3.0 million as compared to gross profit of $5.8 million, or 45% of revenues, for the year ended December 31, 2000. The decrease in the amount of gross profit was attributable to a reduction in revenues generated during 2001 as compared to 2000.

Research and development. The Company had no research and development expenses for the years ended December 31, 2001 and 2000, respectively. The Company eliminated its research and development expenses in 2000 as it shifted its focus from millennium services towards IT consulting services.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2001 were $0.6 million, or 10% of revenues, as compared to $1.9 million, or 15% of revenues, for the year ended December 31, 2000. The $1.3 million decrease in sales and marketing expenses for the year ended December 31, 2001, was primarily attributable to the refinement of corporate strategy that matched the size of the Company's sales force with the operational requirements of the Company's business.

General and administrative. General and administrative expenses for the year ended December 31, 2001 were $2.5 million, or 43% of revenues, as compared to $8.5 million, or 66% of revenues, for the year ended December 31, 2000. The $6.0 million decrease in general and administrative expenses in 2001 was primarily attributable to the reduction in employees and consultants of the Company and the closure of offices that resulted from the continued cost containment strategy of the Company.

Interest income (expense). Interest income for the year ended December 31, 2001 was $44,654, a decrease of $58,697 or 57%, as compared to $103,351 for the year ended December 31, 2000. The decrease in interest income in 2001 was primarily attributable to lesser amounts of invested cash and lower interest rates. Interest expense for the year ended December 31, 2001 was $5,231, a decrease of $193,740 or 97%, as compared to $198,971 in interest expense for the year ended December 31, 2000. The decrease in interest expense in 2001 was primarily attributable to the elimination of the Company's debt through the sale of PMC.

Facilities closing expense. The loss from operations for the year ended December 31, 2001 included a one-time charge of $43,500 for facilities closing expense related to the closure of the Company's Ohio office. For the year ended December 31, 2000, the facilities closing expense was $0.4 million, which was the result of the consolidation and closure of the Company's offices in Minnesota, Michigan, Maryland, and Massachusetts.

Disposition of Subsidiary. The loss from operations for the year ended December 31, 2000 included a one-time charge of $0.7 million related to the write-off of intangible assets associated with the sale of PMC. The loss included the write-off of intangible assets with a remaining net book value of approximately $3,400,000 and direct costs associated with the sale of approximately $200,000.

Asset Impairment. The impairment of assets for the year ended December 31, 2001 included a charge of approximately $5.9 million related to the write-down of intangible assets associated with the purchase of Eclipse in December 1998.

Net income (loss). As a result of the above, the net loss for the year ended December 31, 2001 was $6.8 million, an increase of $0.2 million, as compared to the net loss of $6.6 million for the year ended December 31, 2000.


Year Ended December 31, 2000 Compared to the Year ended December 31, 1999

Revenues. Revenues for the year ended December 31, 2000, were approximately $12.8 million, a decrease of $14.4 million, as compared to revenues of approximately $27.2 million for the year ended December 31, 1999. The 53% decrease in revenues in 2000 was primarily attributable to the material reduction of sales associated with Year 2000 services.

Gross profit. Gross profit for the year ended December 31, 2000, was $5.8 million, or 45% of revenues, a decrease of $9.3 million as compared to gross profit of $15.1 million, or 56% of revenues, for the year ended December 31, 1999. The decrease was attributable to a reduction in

Year 2000 revenues and an increase in cost associated with performing e-business services as compared Year 2000 services generated during 2000 as compared to 1999.

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


Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from an exchange offer of debt for equity and the exercise of warrants related to convertible exchangeable debentures. Cash provided by operating activities for the year ended December 31, 2001 was approximately $0.5 million, an increase of $3.7 million over the cash used in operating activities of $3.2 million for the year ended December 31, 2000. Total cash provided for the year ended December 31, 2001 was approximately $0.5 million, as compared to cash used of $3.1 million for the year ended December 31, 2000. The cash provided during the year ended December 31, 2001 was primarily a result of the increased collections of accounts receivable. There were no capital expenditures on property and equipment for the year ended December 31, 2001, as compared to $0.1 million in capital expenditures during the year ended December 31, 2000. The decrease in capital expenditures during 2001 was related primarily to the refinement of corporate strategy that resulted in the consolidation of offices, reduction in employees, and conservation of working capital.

As of December 31, 2001, the Company had working capital of $1.5 million. The Company's primary source of liquidity consists of $1.6 million in cash and cash equivalents and $0.5 million of accounts receivable. The Company's current liabilities include $0.6 million in accounts payable and accrued expenses.

The Company's business environment is characterized by rapid technological changes. In 2001, the Company continued a refinement in corporate strategy that consolidated operations and shifted the Company's focus to providing IT-related services to middle-market companies. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company's revenue growth and technological change make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows from increased revenues if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a significant new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company filed a Form 8-K on May 10, 2001 reporting a change in the Company's auditors.

                                    Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth information regarding the directors, executive officers and certain significant employees of the Company:


                              POSITION WITH                              BECAME
NAME                           THE COMPANY                 AGE          DIRECTOR

Steve L. Komar            Chairman of the Board of         60             1997
                          Directors and Chief
                          Executive Officer

James T. McCubbin         Director, Secretary and          38             1998
                          Treasurer, and Chief
                          Financial Officer

James M. Ritter           Director                         58             1999

G.W. Norman Wareham       Director                         49             1997

Mark Mirabile             Vice President of Sales          39              --
                          and Marketing

Ron Hilicki               Vice President of                39              --
                          Consulting Services


       Steve L. Komar has served as a director of the Company since December 1997 and following the death of Melvin A. "Mac" McCubbin in October 2001, Mr. Komar became Chairman of the Board of Directors. Since the resignation of Michael Higgins in December 2001, Mr. Komar has also served as the Chief Executive Officer of the Company. From June 2000 until December 2001, Mr. Komar served as a founding partner in C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company which provides advanced data processing services and related products to the financial industry. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.

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

       James M. Ritter has served as a director of the Company since December 1999. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

       G.W. Norman Wareham has served as a director of the Company since December 1997. Mr. Wareham served as the Company's Vice President, Secretary and Chief Financial Officer from September 1996 until August 1998. Mr. Wareham is President of Wareham Management Ltd. and provides management consulting and accounting services to public companies in Canada and the United States. Mr. Wareham is a certified general accountant and has been engaged in the public practice of accounting for over 20 years.

       Mark Mirabile has served as the Vice President of Sales and Marketing for the Company since May 2000. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc. ("Eclipse"), a wholly-owned subsidiary of the Company. Mr. Mirabile was a co-founder of Eclipse prior to its acquisition by the Company in December 1998. Mr. Mirabile has over 20 years experience in information technology at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

       Ron Hilicki has served as the Vice President of Consulting Services for the Company since May 2000. Prior to that time, from September 1997 to May 2000, Mr. Hilicki served as a consultant with Eclipse. Mr. Hilicki has over 16 years of business and information systems experience, with a specialization in the development of distributed, e-business and decision support applications. In May 2000, Mr. Hilicki became responsible for directing the Company's software application development efforts. Prior to joining Eclipse in September 1997, Mr. Hilicki held a number of business and IT management positions at ITT, W.W. Grainger and UOP/Allied Signal. Mr. Hilicki has a Bachelor of Arts Degree in Economics from Northwestern University and a Masters of Business Management Degree from the Kellogg Graduate School of Management at Northwestern University.

ITEM 11.  EXECUTIVE COMPENSATION.


The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Company's Chief Executive Officer and the other executive officers of the Company at December 31, 2001 whose annual salary and bonus in 2001 exceeded $100,000.

====================================================================================================================
                                            Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------
                                                                                   Long-Term Compensation
                                                                         -------------------------------------------
                           Annual Compensation                                    Awards                  Payouts
--------------------------------------------------------------------------------------------------------------------
          (a)              (b)       (c)         (d)           (e)              (f)             (g)         (h)
                                                           Other Annual   Restricted Stock                  LTIP
   Name and Principal     Year      Salary      Bonus     Compensation 1      Award(s)        Options     Payouts
        Position                      ($)        ($)           ($)               $              (#)2        ($)
--------------------------------------------------------------------------------------------------------------------
Michael C. Higgins 5      2001     $216,025   $  -0-          $-0-             $-0-          100,000      $ -0-
   Former President and   2000     $220,106   $171,000        $-0-             $-0-            -0-        $ -0-
   Chief Executive        1999     $214,327   $118,750        $-0-             $-0-          200,000      $ -0-
   Officer
====================================================================================================================
James McCubbin            2001     $134,302   $  -0-          $-0-             $-0-          500,000      $ -0-
   Vice President &       2000     $136,855   $ 92,400        $-0-             $-0-            -0-        $ -0-
   Chief Financial        1999     $126,596   $ 58,000        $-0-             $-0-          150,000      $ -0-
   Officer
====================================================================================================================
Mark Mirabile             2001     $133,681   $  -0-          $-0-             $-0-          500,000      $ -0-
   Vice President         2000     $131,250   $  9,750        $-0-             $-0-           45,000      $ -0-
   Sales & Marketing 3    1999     $126,389   $ 27,909        $-0-             $-0-           20,000      $ -0-
====================================================================================================================
Ron Hilicki               2001     $133,681   $  -0-          $-0-             $-0-          500,000      $ -0-
   Vice President         2000     $132,443   $ 13,219        $-0-             $-0-           30,000      $ -0-
   Consulting Services 4  1999     $106,944   $ 13,684        $-0-             $-0-            -0-        $ -0-
====================================================================================================================

-----------------------
1      Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person's annual salary and bonuses for 2001.

2      Reports the number of shares underlying options granted during each of the respective years.

3      Mr. Mirabile was appointed Vice President of Sales and Marketing of the Company in May 2000.

4      Mr. Hilicki was appointed Vice President of Consulting Services in May 2000.

5      Mr. Higgins resigned from the Company in December 2001

       The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2001 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

===================================================================================================================================
                                                        Option Grants Table
----------------------------------------------------------------------------------------------- -----------------------------------
                                                                                                  Potential Realizable Value at
                                                                                                             Assumed
                                       Individual Grants                                           Annual Rates of Stock Price
                                                                                                  Appreciation for Option Term 4
--------------------- --------------- -------------------------- ---------------- ------------- --------- ------------ ------------
                                         % of Total Options
                         Options       Granted to Employees in
                         Granted               Fiscal                Exercise      Expiration
       Name              (#) 1                 Year 2              Price($/SH) 3       Date         0%         5%           10%
--------------------- --------------- -------------------------- ---------------- ------------- --------- ------------ ------------
Michael Higgins          100,000                 6%                   $0.17        12/31/2002      $0       $11,320    $   28,687

James McCubbin           500,000                 32%                  $0.17         1/3/2011       $0       $53,456    $  135,468

Mark Mirabile            500,000                 32%                  $0.17         1/3/2011       $0       $53,456    $  135,468

Ron Hilicki              500,000                 32%                  $0.17         1/3/2011       $0       $53,456    $  135,468
===================== =============== ========================== ================ ============= ========= ============ ============

--------------------

1 The reported options were granted by the Company to the named executive officers under the
Company's 1997 Stock Option Plan and become exercisable and may be accelerated upon the achievement by the executive officer of certain annual performance criteria set each year by the Compensation
Committee of the Company's Board of Directors.

2 Based on options for a total of 1,742,000 shares granted to all employees in 2001.

3 The exercise price is equal to the fair market value on the date of grant of the option with the exception of Mr. Higgins who's option price was set above market price.

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

       The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2001. No options were exercised by such persons during 2001.

=======================================================================================================================
                          Aggregate Option Exercises and Fiscal Year-End Option Value Table
-----------------------------------------------------------------------------------------------------------------------
        (a)                 (b)                 (c)                      (d)                          (e)
                                                            Number of Unexercised Options     Value of Unexercised
                                                                   at FY-End (#) 1          In-The-Money Options at
                         Number of                                                                 FY-End ($)
                    Shares Acquired on
       Name              Exercise        Value Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable 2
-----------------------------------------------------------------------------------------------------------------------
Michael C. Higgins         -0-                 -0-                306,000/132,500 3                 $0 / $0
=======================================================================================================================
James McCubbin             -0-                 -0-                201,000/300,000 4                 $0 / $0
=======================================================================================================================
Mark Mirabile              -0-                 -0-                101,000/400,000 5                 $0 / $0
=======================================================================================================================
Ron Hilicki                -0-                 -0-                101,000/400,000 6                 $0 / $0
=======================================================================================================================

1 The reported options were granted by the Company to the named executive officer.

2 Market value of underlying shares at December 31, 2001, minus the exercise price.

3 Mr. Higgins resigned from the Company in December 2001. The above-reported options entitle Mr.
Higgins to purchase from the Company (i) 337,500 common shares at a price of $5.75 per share through
March 31, 2002 under an option granted on April 17, 1997, of which 205,000 shares are currently exercisable, (ii) 200,000 common shares at a price of $2.45 per share through March 30, 2002 under an option granted on June 15, 1999, of which no shares are currently exercisable, (iii) 1,000 common shares at a price of $1.35 per share through March 31, 2002 under an option granted July 3, 2000 of which 1,000 shares are currently exercisable, and (iv) 100,000 common shares at a price of $0.17 per share through December 31, 2002 under an option granted December 31, 2001 of which 100,000 shares are currently exercisable.

4 The above-reported options entitle Mr. McCubbin to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 200,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 300,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through
January 2, 2004 or by the earlier vesting by the compensation committee.

5 The above-reported options entitle Mr. Mirabile to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 100,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 400,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through January 2, 2005 or by the earlier vesting by the compensation committee.

6 The above-reported options entitle Mr. Hilicki to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 100,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 400,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through
January 2, 2005 or by the earlier vesting by the compensation committee.

       No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2001.


Employment Agreements and Arrangements

       On September 1, 1999, the Company entered into employment agreements with each of Michael C. Higgins and James T. McCubbin for Mr. Higgins to continue to serve as President and Chief Executive Officer of the Company and for Mr. McCubbin to continue to serve as the Vice President, Chief Financial Officer, Secretary and Treasurer of the Company. These agreements provide that Mr. Higgins' base salary was to be $225,000 for 1999 and Mr. McCubbin's base salary was to be $140,000 for 1999, with each executive's salary to be thereafter determined by the Company's Compensation Committee. During the year 2000, the Compensation Committee did not grant an increase in the base salary of Mr. Higgins or Mr. McCubbin. The agreements each provide for a bonus to be paid to the executive of up to 100% of his base salary upon the achievement of performance criteria including gross revenue and earnings targets, which criteria will be adjusted each year by the Compensation Committee. If the performance goals are not met or if the executive is no longer employed by the Company (unless for cause), the bonus may be paid at the discretion of the Compensation Committee. Each agreement is for a term of four years ending on September 1, 2003, and is terminable by the executive upon 60 days notice to the Company and by the Company on notice to the executive. Each agreement contains non-competition, non-solicitation and non-disclosure provisions restricting the executive from employment with any competing business, soliciting or diverting Company employees and customers to a competing business or disclosing the Company's proprietary information to third parties during the term of the agreement. Each agreement also contains a provision under which the executive has agreed to refrain from competing with the Company or soliciting its employees for a period of 12 months after the termination of his employment with the Company in consideration for the payment by the Company to the executive of an amount in cash equal to his base salary and cash bonus received for the one-year period immediately preceding the date of his termination, with such cash amount to be paid to the executive in 12 equal monthly installment payments as of the first day of each month during the 12-month period immediately following the date of termination of his employment. Mr. Higgins resigned his position with the Company on December 31, 2001. Mr. Higgins entered into a separation agreement that amended and superseded his prior contract with the Company upon his resignation. The separation agreement contained non-competition, non-solicitation and non-disclosure provisions restricting Mr. Higgins from employment with any competing business, soliciting or diverting Company employees and customers to a competing business, soliciting or diverting Company employees and customers to a competing business or disclosing the Company's proprietary information to third parties during the term of the agreement. The separation agreement provided for a single payment of $95,625 by the Company to Mr. Higgins, representing six (6) months salary at his then current pay rate of $191,250 per annum and the Company paid benefits for six (6) months from his date of resignation. In October 2001, Mr. McCubbin volunteered to reduce his current pay rate from $140,000 per annum to $119,000 per annum with an office expense allowance of $500 per month.

       On December 14 1998, the Company entered into an employment agreement with Mark Mirabile, Vice President of Sales and Marketing for the Company. The employment agreement was for a three year term and expired on December 14, 2001. The agreement provided for a base salary of at least $130,000 plus a bonus of up to 30% of his annual gross salary bonus and an automobile expense in the amount of $500 per month. Mr. Mirabile voluntarily reduced his pay rate to $119,000 per annum and an automobile expense allowance in the amount of $500 per month.


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

       The Compensation Committee recommended to the Board of Directors and the Board of Directors approved a compensation package for the Company's President and Chief Executive Officer, Michael Higgins, and the Company's Vice President and Chief Financial Officer, James McCubbin, that included a base salary of approximately $225,000 in 2001 for Mr. Higgins and approximately $140,000 in 2001 for Mr. McCubbin plus a possible bonus of up to 100% of the base salary, which represented no increase in the base pay for either such person since 1999 due to the declining revenues of the Company . Mr. Higgins voluntarily reduced his base pay in October 2001 to approximately $191,250 per annum and Mr. McCubbin voluntarily reduced his base pay in October 2001 to approximately $119,000 per annum. Mr. Higgins subsequently resigned from the Company in December 2001. Receipt of the bonus is subject to the Company's achievement of certain performance criteria, including gross revenue and net income targets. If the performance criteria are not achieved or the executive is no longer employed by the Company (other than for cause termination), a bonus may be awarded in the discretion of the Compensation Committee. No bonuses were awarded in 2001.

       In determining the 2001 compensation packages for these executive officers, the Compensation Committee considered that the Company was conserving its cash and reducing its costs and expenses in response to declining revenues.

       Exceptions to the general principles stated above can be made when the Compensation Committee deems them appropriate and in the best interests of stockholders. The Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes as it deems appropriate. The competitive opportunities to which the Company's executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable and, therefore, the Compensation Committee's information about such opportunities is often anecdotal.

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

                             Compensation Committee

                             Steve L. Komar
                             G.W. Norman Wareham
                             James Ritter

       The foregoing Compensation Committee report shall not be deemed to be filed with the Securities and Exchange Commission for purposes of the Securities Exchange Act of 1934 (the "1934 Act"), nor shall such report be deemed to be incorporated by reference in any past or subsequent filing by the Company under the 1934 Act or the Securities Act of 1933, as amended (the "1933 Act").

Stock Options

       1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company's 1997 Stock Incentive Plan (the "Incentive Plan"), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, "Stock Incentives"). The Incentive Plan is administered by a committee, which is presently comprised of Steve L. Komar, G.W. Norman Wareham and James Ritter, and provides for the grant of Stock Incentives officers, key employees and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value on the date granted. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the committee. As of March 12, 2002, options to purchase a total of 2,358,500 shares of Common Stock under the Incentive Plan, at prices ranging from $0.12 to $5.75 per share, were outstanding, of which options to purchase 1,073,840 shares were presently exercisable.

       1997 Directors Formula Stock Option Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company's 1997 Directors Formula Stock Option Plan (the "Director Plan"). Other than Messrs. Komar, Wareham, and Ritter, directors of the Company who are not employed by the Company and who do not perform services for the Company are eligible to receive options under the Director Plan. The Director Plan is administered by a committee which presently consists of Messrs. Komar and McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan. As of March 12, 2002, options to purchase a total of 80,000 shares of Common Stock had been granted under the Director Plan, at prices ranging from $2.06 to $14.06 per share, of which options to purchase 80,000 shares were vested and presently exercisable.

Directors' Fees

       Directors who are not officers or employees of the Company receive an annual fee of $12,000.

                             STOCK PERFORMANCE CHART

       The following chart compares the cumulative total stockholder return for the Common Stock of the Company (and its predecessors) with the NASDAQ Stock market (U.S.) Index and the NASDAQ Computer & Data Processing Industry Index since December 31, 1996.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                          AMONG WIDEPOINT CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX


                               [GRAPHIC OMITTED]

============================================================================================
                           1996       1997       1998      1999        2000       2001
--------------------------------------------------------------------------------------------
WidePoint Corporation    $100.00    $ 41.60    $ 22.14    $ 13.36     $ .95      $ .76
--------------------------------------------------------------------------------------------
NASDAQ (U.S.) Index       100.00     122.48     172.68     320.89     193.01     153.15
--------------------------------------------------------------------------------------------
NASDAQ C&DP Index         100.00     122.87     219.20     481.81     221.85     178.69
============================================================================================

       The foregoing Stock Performance Chart shall not be deemed to be filed with the Securities and Exchange Commission for purposes of the 1934 Act, nor shall such material be deemed to be incorporated by reference in any past or subsequent filing by the Company under the 1934 Act or the 1933 Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL STOCKHOLDERS

         The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2001 by: (i) each person known by the Company to be the beneficial owner of 5% or more of such class of securities,
(ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                             Number of        Percent of
Directors, Nominees                          Shares of        Outstanding
and 5% Stockholders                        Common Stock(1)   Common Stock(1)
-------------------                        ---------------   ---------------

Michael C. Higgins (2)                        1,806,000           13.9%

Michael S. Cannon (3)                         1,046,730            8.1%

Steve L. Komar (4)                               28,000            0.2%

G.W. Norman Wareham (5)                          28,000            0.2%

James T. McCubbin (6)                           201,000            1.5%

James M. Ritter (7)                              13,500            0.1%

Mark Mirabile (8)                               281,000            2.2%

Ron Hilicki (9)                                 121,517            1.0%

All directors and
officers as a group
(7 persons) (10).....                         2,479,017           19.1%

(1) Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2) Includes (i) a stock option granted on March 13, 1998, to Mr. Higgins under the Incentive Plan to purchase 205,000 shares of stock at $5.75 until March 31, 2002 and excludes 132,500 still remaining under the original grant of 337,500 shares of Common Stock at $5.75 per share, which option is not presently exercisable, (ii) excludes a stock option granted on June 15, 1999, to Mr. Higgins under the Incentive Plan to purchase 200,000 shares of Common Stock at $2.45 per share, which option is not presently exercisable, (iii) a stock option granted on July 3, 2000 under the Incentive Plan to purchase 1,000 shares of stock at $1.35, which option is presently exercisable until March 31, 2002, and
(iv) a stock option granted on December 31, 2001, to Mr. Higgins under the Incentive Plan to purchase 100,000 shares of stock at $0.17 until December 31, 2002.

(3) Mr. Cannon died in November 2001. The address of Mr. Cannon prior to his death was PMB 422, 12179 South Apopka Vineland Road, Orlando, Florida.

(4) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (ii) 6,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and (iii) 10,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan.

(5) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (ii) 6,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and
(iii) 10,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan

(6) Includes (i) 200,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (ii) includes 1,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 300,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2004 or by the earlier vesting by the Compensation Committee.

(7) Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter and
(ii) 12,000 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $2.06 per share until December 1, 2009, pursuant to a stock option granted to him on December 1, 1999 under the Director Plan. 1, 1999, with such shares vesting on December 1, 2001.

(8) Includes (i) 270,000 shares of Common Stock issued to Mr. Mirabile in connection with the Company's prior acquisition of Eclipse, of which 180,000 shares have no restrictions and the remaining 90,000 shares are restricted pursuant to the terms of such acquisition, (ii) includes 100,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iii) includes 1,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 400,000 shares of Common Stock that may be purchased by Mr. Hilicki from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2005 or by the earlier vesting by the Compensation Committee.

(9) Includes (i) 20,517 shares of Common Stock issued to Mr. Hilicki in connection with the Company's prior acquisition of Eclipse, of which 11,724 shares have no restrictions and the remaining 8,793 shares are restricted pursuant to the terms of such acquisition , (ii) includes 100,000 shares of Common Stock that may be purchased by Mr. Hilicki from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iii) includes 1,000 shares of Common Stock that may be purchased by Mr. Hilicki from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 400,000 shares of Common Stock that may be purchased by Mr. Hilicki from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2005 or by the earlier vesting by the Compensation Committee.

(10) Includes the shares referred to as included in notes (2), (4), (5), (6),
(7), (8), and (9) above. Does not include the shares referred to as not included in notes (2), (6), (8), and (9) above.


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

                                    Part IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)      Financial Statements and Financial Statement Schedule

         (1)  Financial Statements:

         Report of Grant Thornton LLP , Independent Public Accountants

         Report of Arthur Andersen LLP, Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 2001, 2000, and 1999

         Consolidated Statements of Cash Flow for the Years Ended December 31, 2001, 2000, and 1999

         Notes to Consolidated Financial Statements

         (1)  Financial Statements Schedule:

         Reports of Independent Accountants

         Schedule II - Valuation and qualifying accounts

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)      Reports on Form 8-K

                  None

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

10.21 Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

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

          (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23 Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999. (Incorporated herein by reference to Exhibit
          10.23 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)*

10.24 Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999. (Incorporated herein by reference to Exhibit
          10.24 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)*

10.25 Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

21        Subsidiaries of WidePoint Corporation

23.1      Consent of Grant Thornton LLP

23.2      Consent of Arthur Andersen LLP








-------------------------
* - Management contract or compensatory plan

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WidePoint Corporation


Date:    March 29, 2002                          /s/ STEVE L. KOMAR
                                                 ------------------
                                                 Steve L. Komar
                                                 Chief Executive Officer


Date:      March 29, 2002                        /s/ JAMES T. MCCUBBIN
                                                 ---------------------
                                                 James T. McCubbin
                                                 Vice President - Principal
                                                 Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  March 29, 2002                           /s/STEVE L. KOMAR
                                                 -----------------
                                                 Steve L. Komar
                                                 Director and Chief
                                                 Executive Officer


Dated:  March 29, 2002                           /s/JAMES T. MCCUBBIN
                                                 --------------------
                                                 James T. McCubbin
                                                 Director, Vice President and
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer


Dated:  March 29, 2002                           /s/G.W. NORMAN WAREHAM
                                                 ----------------------
                                                 G.W. Norman Wareham
                                                 Director


Dated:  March 29, 2002                           /s/JAMES M. RITTER
                                                 ------------------
                                                 James M. Ritter
                                                 Director

                         INDEX TO FINANCIAL STATEMENTS
                                                                          Page

Reports of Independent Public Accountants                                 F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000              F-3

Consolidated Statements of Operations for the Years ended

         December 31, 2001, 2000, and 1999                                F-4

Consolidated Statements of Stockholders' Equity for the Years ended

         December 31, 2001, 2000, and 1999                                F-5

Consolidated Statements of Cashflows for the Years ended

         December 31, 2001, 2000, and 1999                                F-6

Notes to Consolidated Financial Statements                                F-7

Report of Independent Public Accountants                                 F-21

Exihibit 21 - Subsidiaries of WidePoint Corporation                      F-23

Exihibit 24 - Schedule II - Valuation and Qualifying Accounts            F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WidePoint Corporation

We have audited the accompanying consolidated balance sheet of WidePoint Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting standards generally accepted in the United States of America.

We have also audited Schedule II of WidePoint Corporation and subsidiaries for the year ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.



                                                              GRANT THORNTON LLP


Chicago, Illinois
March 8, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and its subsidiaries, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP



Vienna, Virginia
March 23, 2001

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets                                                      December 31,
                                                                        -------------------------------
                                                                           2001               2000
                                                                        ------------       ------------
Assets
Current assets:
     Cash and cash equivalents.......................................   $  1,563,544       $  1,085,696
     Accounts receivable, net of allowance of
       $30,000 and $208,832, respectively............................        459,983          1,880,165
     Prepaid expenses and other assets...............................         47,941            173,698
                                                                         -----------        -----------
           Total current assets......................................      2,071,468          3,139,559
                                                                         -----------        -----------
     Property and equipment, net.....................................         63,758            335,935
     Intangible assets, net..........................................              0          6,155,850
     Other assets....................................................         58,113             59,045
                                                                         -----------        -----------
          Total assets...............................................      2,193,339         $9,690,389
                                                                         ===========        ===========
Liabilities and stockholders' equity Current liabilities:
     Accounts payable................................................  $     110,339         $  384,226
     Accrued expenses................................................        447,159            853,653
     Current portion of capital lease obligation.....................         18,009             29,830
                                                                         -----------        -----------
          Total current liabilities..................................        575,507          1,267,709
                                                                         -----------        -----------
Capital lease obligation, net of current portion.....................          6,421             24,430
                                                                         -----------        -----------
          Total liabilities..........................................        581,928          1,292,139
                                                                         -----------        -----------
Commitments and contingencies (Note 9)
Stockholders' equity:................................................
     Preferred stock, $0.001 par value; 10,000,000
       shares authorized; none issued
       and outstanding...............................................             --                 --
     Common stock, $0.001 par value; 50,000,000
       shares authorized; 12,984,913 shares
       issued and outstanding as of December 31,
       2001 and 2000.................................................         12,985             12,985
     Stock warrants..................................................        140,000            140,000
     Additional paid-in capital......................................     41,931,484         41,931,484
     Accumulated deficit.............................................    (40,473,058)       (33,686,219)
                                                                         -----------        -----------
          Total stockholders' equity.................................      1,611,411          8,398,250
                                                                         -----------        -----------
          Total liabilities and stockholders' equity.................      2,193,339         $9,690,389
                                                                         ===========        ===========

  The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations
                                                                                For the Years Ended December 31,
                                                                         -------------------------------------------------
                                                                           2001               2000               1999
                                                                         -----------        -----------        -----------
Revenues........................................................         $ 5,902,728        $12,834,474        $27,196,125
Operating expenses:
     Cost of revenues...........................................           3,122,061          7,014,045         12,140,007
     Research and development...................................                  --                 --            325,651
     Sales and marketing........................................             614,786          1,856,694          2,617,117
     General and administrative.................................           2,549,661          8,535,062          9,701,672
     Facilities closing expense.................................              43,500            376,289                 --
     Disposition of subsidiary..................................                  --            699,203                 --
     Impairment of long-term assets.............................           5,853,693                 --          1,703,825
     Depreciation and amortization..............................             545,290            851,562          1,817,329
                                                                         -----------        -----------        -----------
Loss from operations............................................          (6,826,263)        (6,498,381)        (1,109,476)
Other income (expenses):
     Interest income............................................              44,655            103,351            161,123
     Interest expense...........................................              (5,231)          (198,971)           (76,296)
     Other......................................................                  --                 --            (33,756)
                                                                         -----------        -----------        -----------
Net loss before provision for income taxes......................          (6,786,839)        (6,594,001)        (1,058,405)
                                                                         -----------        -----------        -----------
Income tax provision............................................                  --                 --             37,648
                                                                         -----------        -----------        -----------
Net loss........................................................         $(6,786,839)       $(6,594,001)       $(1,096,053)
                                                                         ===========        ===========        ===========
Basic and diluted net loss per share............................         $     (0.52)       $     (0.51)       $     (0.08)
                                                                         ===========        ===========        ===========
Basic and diluted weighted-average shares outstanding...........          12,984,913         12,979,055         12,949,913
                                                                         ===========        ===========        ===========

  The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                                                           Additional
                          Preferred Stock       Common Stock        Stock      Deferred      Paid-In     Accumulated
                         Shares     Amount    Shares       Amount   Warrants  Compensation    Capital       Deficit        Total
                         ------     ------    ------       ------   --------  ------------    -------       -------        -----
Balance, December 31,
   1998..................   --        --    13,117,214     13,117   704,000        --       41,059,101    (25,996,165)   15,780,053
 Cancellation of
   shares................   --        --      (167,301)      (167)      --         --              167          --            --
 Expiration of
   warrants..............   --        --           --         --   (704,000)       --          704,000          --            --
 Issuance of warrants
   in Parker
   acquisition...........   --        --           --         --    140,000        --           --              --          140,000
 Deferred compensation...   --        --           --         --    140,000    (140,000)        --              --            --
 Amortization of
   deferred
   compensation..........   --        --           --         --        --       19,413         --              --           19,413
 Net loss................   --        --           --         --        --         --           --         (1,096,053)   (1,096,053)
Balance, December 31,
   1999..................   --        --    12,949,913     12,950   280,000    (120,587)    41,763,268    (27,092,218)   14,843,413
 Adjustment of warrant
   valuation.............   --        --           --         --   (140,000)    120,587         --              --          (19,413)
 Exercise of stock
   options...............   --        --        35,000         35       --         --          168,216          --          168,251
 Net loss................   --        --           --         --        --         --           --         (6,594,001)   (6,594,001)
Balance, December 31,
   2000..................   --        --    12,984,913     12,985   140,000        --       41,931,484    (33,686,219)    8,398,250
 Net loss................   --        --           --         --        --         --           --         (6,786,839)   (6,786,839)
Balance, December 31,
   2001..................   --    $   --    12,984,913    $12,985  $140,000    $   --      $41,931,484   $(40,473,058)   $1,611,411


  The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    For the Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                  2001             2000              1999
                                                                              ------------     ------------      ------------
Cash flows from operating activities:
     Net loss..........................................................       $(6,786,839)     $(6,594,001)      $(1,096,053)
     Adjustments to reconcile net loss to net
       cash (used in) provided
       by operating activities
         Depreciation and amortization expense.........................           545,290          851,562         1,817,329
         Impairment of long-term assets................................         5,853,693               --         1,703,825
         Loss on sale of property and equipment........................            43,527          149,807                --
         Disposition of subsidiary.....................................                --          699,203                --
         Amortization of discount on notes payable.....................                --               --               113
         Deferred compensation.........................................                --          (19,413)           19,413
     Changes in assets and liabilities-
         Accounts receivable...........................................         1,420,182        3,667,958        (2,473,058)
         Prepaid expenses and other assets.............................           126,689          161,811            59,264
         Accounts payable and accrued expenses.........................          (680,381)      (2,146,728)          992,103
                                                                            --------------   --------------  ---------------
                  Net cash provided by (used in)
                     operating activities..............................           522,161       (3,229,801)        1,022,936
                                                                            --------------   --------------  ---------------
Net cash used in investing activities:
     Purchase of subsidiaries, net of cash acquired....................                --               --          (847,849)
     Purchases of property and equipment...............................           (17,733)         (82,038)         (426,887)
     Proceeds from sale of property and equipment......................             3,250           30,000                --
                                                                            --------------   --------------  ---------------
                  Net cash used in investing activities................           (14,483)         (52,038)       (1,274,736)
                                                                            --------------   --------------  ---------------
Net cash (used in) provided by financing activities:
     Proceeds from exercise of stock options...........................                --          168,251                --
     Net payments on long-term obligations.............................           (29,830)         (27,150)          (42,892)
                                                                            --------------   --------------  ---------------
                  Net cash (used in) provided by
                    financing activities...............................           (29,830)         141,101           (42,892)
                                                                            --------------   --------------  ---------------
Net increase (decrease) in cash........................................           477,848       (3,140,738)         (294,692)
Cash, beginning of period..............................................         1,085,696        4,226,434         4,521,126
                                                                            --------------   --------------  ---------------
Cash, ending of period.................................................         1,563,544      $ 1,085,696       $ 4,226,434
                                                                            ==============   ==============  ===============
Supplementary cash flow information:
     Cash paid for-
         Interest......................................................       $       --       $   177,817       $     9,005
                                                                            ==============   ==============  ===============
         Income taxes..................................................       $       --       $       --        $   137,648
                                                                            ==============   ==============  ===============

  The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.   Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology solutions. It staff consists of business and technical specialists that help clients improve their bottom line and maintain a competitive edge in today's rapidly changing business environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provided IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet Services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT". During this transition in 2000, the Company experienced several economic reversals that included an unexpected rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in Strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of materially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to somewhat limit losses, they did not result in a resumption of revenue growth for the Company. Late in 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during the first calendar quarter of 2002. Consistent with the re-focus mandated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December, 1998.

The Company's operations are subject to certain risks and uncertainties, including among others, rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses;

dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses and negative cash flows in 2000 and during 2001. These losses and negative operating cash flows may continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.

2.   Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 2001 and 2000, cash and cash equivalents included $1,618,818 and $ 607,645 of investments in overnight sweep accounts, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2001 and 2000, unbilled accounts receivable totaled $1,901 and $4,315, respectively.

Significant Customers

During 2001, two customers individually represented 15 and 11 percent of revenue. During 2000, no customers individually represented more than ten percent of revenue.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2001, three customers individually represented 23, 22, and 11 percent of accounts receivable. As of December 31, 2000, no customer represented more than ten percent of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

                                                              December 31,
                                                         -----------------------
                                                            2001        2000
                                                         ----------   ----------

Furniture and fixtures...............................    $        -   $  78,209
Computer equipment and software......................       265,592     704,400
Less- Accumulated depreciation and amortization......      (201,834)   (446,674)
                                                          $  63,758    $335,935

Depreciation expense is computed using the straight-line method over the estimated useful lives of three years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs related to software and implementation in connection with its internal use software systems. Such costs are amortized principally over three years.

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

During the fourth quarter of 2001, the Company determined that certain of its long-lived assets related to its acquisition of Eclipse were impaired and should be written off in accordance with the guidance of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This analysis was based in part on the Company's continued refinement of its strategic direction and changes to its business plan that eliminated the Eclipse business unit. The assets impaired included the remaining intangible assets related to the goodwill associated with the original Eclipse acquisition transaction. The Company recorded an impairment charge of $5,853,693 to write-off the net book value of these long-lived assets in the 2001 consolidated statement of operations.

During the fourth quarter of 1999, the Company determined that certain of its long-lived assets related to millennium services were impaired and should be written off in accordance with the guidance of SFAS No. 121. This analysis was based in part on the Company's new strategic direction and changes to its business plan. The assets impaired included the remaining intangible assets related to its proprietary analysis and conversion software tool and the goodwill related to the original CSI acquisition transaction. The Company recorded an impairment charge of $1,703,825 to write-off the net book value of these two long-lived assets in the 1999 consolidated statement of operations.

In connection with the disposition of PMC, the intangible assets associated with the PMC acquisition were written-off (Note 3).

Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,845,500, 1,701,500, and 2,898,500 shares of common stock outstanding at December 31, 2001, 2000, and 1999, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of December 31, 2001, due to their short-term nature.


New accounting pronouncements

On July 20, 2001, the FASBissued Statement of Financial Accounting Standards No.141 ("SFAS No. 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

As of December 31, 2001, the Company does not have any intangible assets recorded on the books, and therefore will not be currently affected by SFAS No. 141 or SFAS No. 142.

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

The purchase prices for these acquisitions were allocated as follows:

                                                                     Eclipse           PMC
                                                                     -------           ---
Cash...........................................................  $        --      $   523,763
Accounts receivable............................................    1,404,686          529,406
Property and equipment.........................................      226,091              --
Note receivable................................................           --          256,875
Other assets...................................................       62,724           35,452
Intangible assets..............................................    6,991,593        3,754,144
Deferred tax liability.........................................     (109,333)              --
Liabilities assumed and direct acquisition costs...............   (1,178,117)        (696,085)
                                                                  ----------       ----------
                                                                  $7,397,644       $4,403,555
                                                                  ==========       ==========

The unaudited pro forma information presented below reflects the acquisitions of Eclipse and PMC as if each had occurred on January 1, 1998. The results presented below are not necessarily indicative of future operating results or of what would have occurred had the acquisition actually been consummated on that date.

                                                                    December 31,
                                                            -----------------------------
                                                               1999              1998
                                                            -----------       -----------
                                                                     (unaudited)
Revenues...............................................     $30,964,739       $22,412,617
Net loss...............................................        (831,814)           (3,104)
Basic and diluted loss per share.......................           (0.06)            (0.00)

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

4.   Intangible Assets:

As described in Note 2, the Company recognized an impairment charge in 2001 related to the acquisition of Eclipse. Prior to this write-off, intangible assets associated with the Eclipse acquisition were being amortized over a weighted-average life of 25 years. Accumulated amortization related to the Eclipse intangibles was approximately $1,167,000 as of December 31, 2001 and the Company recognized amortization expense of approximately $302,000 during 2001 prior to the disposition. During 2000, the accumulated amortization related to the intangible assets associated with the Eclipse transaction was approximately $890,000.

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

5.   Income Taxes:

The components of the provision for income taxes consisted of the following:

                                                       For the Years Ended
                                                           December 31,
                                             -------------------------------------------
                                                2001           2000           1999
                                             ------------- --------------- -------------
Income tax (provision) benefit,
  net of valuation allowance:
     Current-
         State...........................       $ --           $ --            $37,648
         Federal.........................         --             --              --
     Deferred-...........................
         State...........................         --             --              --
         Federal.........................         --             --              --
                                               $  --           $ --            $37,648
                                            ============== =============== =============

     The provision (benefit) for income taxes results in effective rates, which differ from the federal statutory rate as follows:

                                                         For the Years Ended
                                                             December 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
Statutory federal income tax rate ............        (34.0)%     (34.0)%     (34.0)%
State income tax, net of benefit .............           --         --          3.4
Amortization and write-off of intangibles ....        (30.8)        --          --
Increase in valuation allowance ..............         (3.6)        --          --
Non-deductible expenses ......................           --        21.0%       34.0
Other ........................................          0.4%       13.0%        --
                                                    ---------   ---------   ---------
                                                         --         --          3.4%
                                                    =========   =========   =========

                                      F-14

     The deferred tax assets (liabilities) consisted of the following as of December 31, 2001 and 2000 (in thousands):
                                                             December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    ------------
Deferred tax assets:
     Net operating loss carryforwards ............   $ 6,497,356    $ 5,144,000
     AMT credit ..................................        13,853         14,000
     Capital losses in excess capital gains ......       696,215        228,000
                                                     -----------    -----------
     Other assets ................................       242,655           --
                  Total deferred tax assets ......     7,450,079      5,386,000
Deferred tax liabilities:
     Depreciation and amortization ...............          --             --
     Other .......................................          --             --
                                                     -----------    -----------
                  Total deferred tax liabilities..          --             --
Net deferred tax asset ...........................     7,450,079      5,386,000
Less- Valuation allowance ........................    (7,450,079)    (5,386,000)
                                                     -----------    -----------
                                                     $      --      $      --
                                                     ===========    ===========

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 2001 the Company had net operating loss carry forwards of approximately $16,243,365 to offset future taxable income. These carry forwards expire between 2010 and 2021. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. The capital losses in excess of capital gains expire in the year 2005. As a result of WidePoint's equity transactions, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6.   Debt and Deferred Financing Costs:

Promissory Note Payable

In conjunction with the PMC acquisition the Company issued a $3.0 million note payable to the sole shareholder of PMC. This $3.0 million note payable accrued interest at a rate of 6 percent per annum. The principal payments were due in $1.0 million installments on October 1, 2000, 2001 and 2002 and interest payments were due on a quarterly basis commencing on December 31, 1999. The Company imputed interest on this note at 8.5 percent and as a result, recorded a discount on the promissory note payable of approximately $167,000. This discount was being amortized using the effective interest method over the term of the note. In connection with the sale of the PMC subsidiary, the note payable was extinguished as consideration in the transaction (Note 3).


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

The following is a summary of the WidePoint options activity:

                                                               Number of      Option Price   Weighted-Average
                                                                Shares           Range         Exercise Price
                                                                ------           -----         --------------

Outstanding, December 31, 1998                                 1,573,500        2.69-14.06          5.18
     Granted..............................................       987,000        2.06-2.45           2.35
     Canceled or expired..................................       (62,000)       2.45-5.75           2.97
                                                            ------------      ------------      --------
Outstanding, December 31, 1999                                 2,498,500        2.06-14.06          4.12
     Granted..............................................       260,000         .52-2.56           1.82
     Canceled or expired..................................    (1,457,000)        .52-2.45           3.78
                                                            ------------      ------------      --------
Outstanding, December 31, 2000                                 1,301,500         .52-14.06          3.90
                                                            ------------      ------------      --------
     Granted..............................................     1,742,000         .12-.19            0.17
     Canceled or expired..................................      (605,000)        .17-14.06          3.55
                                                            ------------      ------------      --------
Outstanding, December 31, 2001                                 2,438,500         .12-14.06          1.37
                                                            ============      ============      ========

As of December 31, 2001 and 2000, options to purchase 1,153,840 and 519,800 shares, respectively of common stock were exercisable with a weighted average exercise price of $1.65 and $4.97, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2001 and December 31, 2000, was 7.69 and 8.43 years, respectively. The weighted-average fair value of options granted in 2001 and 2000 was $0.15 and $1.49, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                          For the Years Ended December 31,
                                                             --------------------------------------------------------
                                                                     2001                 2000               1999
                                                             -------------------    ---------------     -------------
Net loss:
     As reported...........................................  $   (6,786,840)        $   (6,594,001)     $  (1,096,053)
     Pro forma.............................................  $   (6,870,740)        $   (7,396,840)     $  (2,354,295)

Pro forma basic and diluted net loss per share:
     As reported...........................................  $        (0.52)        $        (0.51)     $       (0.08)
     Pro forma.............................................  $        (0.53)        $        (0.57)     $       (0.18)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 140 percent, risk-free interest rates from 4.10 to
6.73 percent and an expected term of five years.

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

In connection with the change in the Company's strategic plan, certain offices in Maryland, Minnesota, Cleveland, and Detroit were closed. The remaining contractual expense under the lease agreements related to these locations was accrued at the time that the Company committed to the plan to exit these locations. Operations had ceased at these locations as of December 31, 2001.

As of December 31, 2001, the Company's office space and equipment leases, including those for closed locations, extend through 2004. The Company also leases various computer equipment and office equipment under capital leases that expire on various dates through 2003. The future minimum lease obligations under operating and capital leases as of December 31, 2001 are as follows:


            Year Ended                                   Operating    Capital
           December 31,                                    Leases      Leases
           ------------                                    ------      ------
     2002............................................      122,730      19,263
     2003............................................       78,096       6,568
     2004............................................        5,499          --
                                                         ---------    --------
          Total                                            206,325      25,831
                                                                      --------
     Amount representing interest....................                    1,401
                                                                      --------
                                                                        24,430
     Less- Current portion                                              18,009
                                                                      --------
                                                                      $  6,421
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


10.  Segment reporting.

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

11.  Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2001 and 2000 is as follows:

                                             2001 Quarter Ended
                         (in thousands of U.S. dollars except per share amounts)

                            March 31      June 30       Sep. 30       Dec. 31
                            --------      -------       -------       -------
Net Sales                   $ 2,200       $ 1,646       $ 1,253       $   804
Gross Profit                  1,041           768           620           351
Net Earnings                   (116)         (270)         (116)       (6,284)

Earnings per Share          $ (0.01)      $ (0.02)      $ (0.01)      $ (0.48)

                                             2000 Quarter Ended
                         (in thousands of U.S. dollars except per share amounts)

                            March 31      June 30       Sep. 30       Dec. 31
                            --------      -------       -------       -------

Net Sales                   $ 3,985       $ 3,576       $ 3,055       $ 2,218
Gross Profit                  1,778         1,654         1,373         1,016
Net Earnings                 (1,927)       (1,493)       (2,575)         (599)

Earnings per Share          $ (0.15)      $ (0.11)      $ (0.20)      $ (0.05)

Schedule II - valuation and qualifying accounts
                                                                           Additions
                                                          Balance at       Charged to                      Balance at
                                                         Beginning of      Costs and                         End of
                     Description                            Period          Expenses       Deductions        Period
                     -----------                            ------          --------       ----------        ------
For the year ended December 31, 1999,
   Allowance for doubtful accounts................     $     17,160        $  95,840      $     3,000        $110,000

For the year ended December 31, 2000,
   Allowance for doubtful accounts................     $    110,000        $ 541,607      $   442,775        $208,832

For the year ended December 31, 2001,
   Allowance for doubtful accounts................     $    208,832        $  10,000      $   188,832        $ 30,000