Form 10-Q
period 2002-03-31
WIDEPOINT CORP
filed 2002-05-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended                March 31, 2002
                                     -------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to
                                    -------------------    ---------------------

                        Commission file number 000-23967
                                              -----------

                              WIDEPOINT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             52-2040275
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100,
    Oakbrook Terrace, Ill                                               60181
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003
                                                     --------------

One Mid America Plaza, Suite 403, Oakbrook Terrace, Ill                 60181
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
Yes      X                 No
   ---------------           ---------------

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002:
12,984,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX

                                                                        Page No.

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2002
 (unaudited) and December 31, 2001 (audited)                                1

Condensed Consolidated Statements of Operations for the three
 months ended March 31, 2002 and 2001 (unaudited)                           2

Condensed Consolidated Statements of Cash Flows for the three
 months ended March 31, 2002 and 2001 (unaudited)                           3

Notes to Condensed Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                       14

Part II.  OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              WIDEPOINT CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)
                                                                           March 31,      December 31,
                                                                             2002             2001
                                                                        -------------    -------------
                                ASSETS
Current assets:
        Cash and cash equivalents                                        $  1,161,840    $  1,563,544
        Accounts receivable,
            net of allowance of $30,000                                       459,983
                                                                                              571,666
        Prepaid expenses and other assets                                      40,592          47,941
                                                                         ------------    ------------
        Total current assets                                                1,774,098       2,071,468

Property and equipment, net                                                    42,290          63,758
Other assets                                                                   69,110          58,113
                                                                         ------------    ------------

         Total assets                                                    $  1,885,498    $  2,193,339
                                                                         ============    ============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                $     63,139    $    110,339
         Accrued expenses                                                     285,390         447,159
         Current portion of capital lease obligation                           16,879          18,009
                                                                         ------------    ------------
         Total current liabilities                                            365,408         575,507
                                                                         ------------    ------------

Long-term capital lease obligation, net of current portion                      2,581           6,421
                                                                         ------------    ------------
         Total liabilities                                                    367,989         581,928


Shareholders' equity
           Preferred stock, $0.001 par value,
           10,000,000 shares authorized,
                 None issued and outstanding                                     --              --
         Common stock, $0.001 par value, 50,000,000 shares authorized,
                12,984,913 shares issued and outstanding
                as of March 31, 2002 and December 31, 2001                     12,985          12,985
         Stock warrants                                                       140,000         140,000
         Additional paid-in capital                                        41,931,484      41,931,484
         Accumulated deficit                                              (40,566,960)    (40,473,058)
                                                                         ------------    ------------

         Total shareholders' equity                                         1,517,509       1,611,411
                                                                         ------------    ------------

Total liabilities & shareholders' equity                                 $  1,885,498    $  2,193,339
                                                                         ============    ============


        The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                             2002            2001
                                                             ----            ----
                                                                 (unaudited)

Revenues                                                $    862,760    $  2,199,867

Operating expenses:
          Cost of sales                                      540,226       1,158,428
          Sales and marketing                                118,738         245,888
          General & administrative                           280,543         783,984
          Depreciation & amortization                         21,468         137,742
                                                        ------------    ------------

                Loss from operations
                                                             (98,215)       (126,175)

Other income (expenses):
            Interest income                                    5,036          11,250
            Interest expense                                    (723)         (1,163)
                                                        ------------    ------------

Net loss                                                $    (93,902)   $   (116,088)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.01)   $      (0.01)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     12,984,913      12,984,913
                                                        ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2002            2001
                                                           ----            ----
                                                               (unaudited)
Cash flows from operating activities:
    Net loss                                           $   (93,902)   $  (116,088)
    Adjustments to reconcile net loss to net cash
        Depreciation and amortization expense               21,468        137,742

    Changes in assets and liabilities
        Accounts receivable                               (111,683)       540,507
        Prepaid expenses                                     7,349         39,861
        Other assets                                       (10,997)         1,900
        Accounts payable and accrued expenses             (208,969)       (83,273)
                                                       -----------    -----------

            Net cash (used in) provided by operating
             activities                                $  (396,734)   $   520,649
                                                       -----------    -----------

    Net cash used in investing activities:
        Purchase of property and equipment                    --          (17,733)
                                                       -----------    -----------

    Net cash used in investing activities              $      --      $   (17,733)
                                                       -----------    -----------

    Net cash used in financing activities
        Net payments on long-term obligations               (4,970)        (7,200)
                                                       -----------    -----------

    Net cash used in financing activities              $    (4,970)   $    (7,200)
                                                       -----------    -----------

    Net (decrease) increase in cash                    $  (401,704)   $   495,716
                                                       -----------    -----------

    Cash, beginning of period                          $ 1,563,544    $ 1,085,696
                                                       -----------    -----------

    Cash, end of period                                $ 1,161,840    $ 1,581,412
                                                       ===========    ===========



 The accompanying notes are an integral part of these consolidated statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2001, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

During 2001, the Company continued to further refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to somewhat limit losses, they did not result in a resumption of revenue growth for the Company. Late in 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued during the first calendar quarter of 2002. Consistent with the re-focus mandated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

The Company's operations are subject to certain risks and uncertainties, including among others: rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses; dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses and negative cash flows in 2000 and in 2001. These losses and negative operating cash flows may continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.


2.     Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAPP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At March 31, 2002 and 2001, cash and cash equivalents included $1,160,968 and $1,369,571, respectively, on investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and, as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2002 and 2001, unbilled accounts receivable totaled $3,725 and $31,540, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of March 31, 2002, three customers individually represented 20%, 16%, and 14%, respectively of accounts receivable. As of March 31, 2001, one customer represented 11% percent of accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,845,500 and 2,976,500 shares of common stock outstanding at March 31, 2002 and 2001, respectively, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

New accounting pronouncements

On July 20, 2001, the FASB issued SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

1. All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
2. Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
3. Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
4. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
5. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

As of December 31, 2001, the Company does not have any intangible assets recorded on the books, and, therefore, will not be currently affected by SFAS No. 141 or SFAS No. 142.

During 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to address significant implementation issues related to SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS 144 carries over the recognition and measurement provisions of SFAS 121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS 121, SFAS 144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS 144 provides guidance on estimating future cash flows to test recoverability. SFAS 144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. However, the provisions of SFAS 144 related to assets to be disposed of are effective for disposal activities initiated by an entity's commitment to a plan after the effective date or after the Statement are initially applied


3.     Stock Warrants:

Stock Warrants

On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. As of September 30, 2001, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model was zero.

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

4.     Commitments and Contingencies:

Litigation

The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultants to help clients improve their business performance. This focus continues to tie together the Company's service offerings and future direction. WidePoint's clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems as they transition, expand and refine their business environments.

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

During 2001, the Company continued to refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued during the first calendar quarter of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

For the Quarter ended March 31, 2002, the Company's revenues decreased from approximately $2.2 million in 2001 to approximately $0.9 million in 2002. This decrease was materially due to a reduction in demand for the Company's billable consultants as a result of an economic slowdown that constrained technology investment in the marketplace in 2001. The Company continues to operate within an environment of constrained technology investment in 2002 and anticipates this to continue into the second quarter.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and depreciation expenses related to property and equipment. Consistent with the development of a new focused strategic direction, the Company expects to expand its operations through internal growth and by potential acquisition of new personnel and assets. Therefore, the Company anticipates these costs may increase.

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients and by effectively managing general overhead costs. During this economic slowdown the Company witnessed a degradation of its operating margins. To be successful the Company must continue to win new business and manage its operating margins along with its general overhead costs.

Results of Operations

Three Months Ended March 31, 2002 as Compared to Three Months Ended March 31,
2001

       Revenues. Revenues for the three month period ended March 31, 2002, were $0.9 million, a decrease of approximately $1.3 million, as compared to revenues of $2.2 million for the three month period ended March 31, 2001. The decrease was materially due to a reduction in billable consultants as a result of the economic slowdown that constrained technology investment in the marketplace in 2001 and early 2002.

       Gross profit. Gross profit for the three month period ended March 31, 2001, was $0.3 million, or 37% of revenues, a decrease of $0.7 million from gross profit of $1.0 million, or 46% of revenues, for the three month period ended March 31, 2001. The decline of gross profit was materially attributable to a decline in revenues and a reduction in gross margin as a result of negative pricing pressures that are present within the current marketplace for the company's services.

       Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 2002, were $0.1 million, or 14% of revenues, a decrease of $0.1 million, as compared to $0.2 million, or 12% of revenues, for the three month period ended March 31, 2001. The decrease in sales and marketing expenses for the three months ended September 30, 2002, was primarily attributable to actions the Company undertook in the second quarter of 2001 that attempted to align the sales and marketing expenses to those of future anticipated revenue streams.

       General and administrative. General and administrative expenses for the three month period ended March 31, 2002, were $0.3 million, or 33% of revenues, a decrease of $0.5 million, as compared to $0.8 million, or 36% of revenues, incurred by the Company for the three month period ended March 31, 2001. The decrease in general and administrative expenses for the three months ended March 31, 2002, was primarily attributable to greater utilization of consultants that resulted in a reduction in general consultant overhead costs and a reduction in general personnel support costs associated with Company's goals of attempting to match future expenses with future revenue streams.

       Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2002, was $21,468, or 2% of revenues, a decrease of $116,274, as compared to $137,742 of such expenses, or 6% of revenues, incurred by the Company for the three month period ended March 31, 2001. The decrease in depreciation and amortization expenses for the three month period ended March 31, 2002, was primarily attributable to the impairment charge associated with the write-off of certain intangible assets associated with the Company's Eclipse subsidiary in the fourth quarter of 2001.

       Other income (expense). Interest income for the three month period ended March 31, 2002, was $5,036, or less than 1% of revenues, a decrease of $6,214 as compared to $11,250, or less than 1% of revenues, for the three month period ended March 31, 2001. The decrease in interest income for the three month period ended March 31, 2002, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts. Interest expense for the three month period ended March 31, 2002, was $723, a decrease of $440, as compared to $1,163, or less than 1% of revenues, for the three month period ended March 31, 2001. The decrease in interest expense for the three months ended March 31, 2002, was primarily attributable to a lesser interest expense component associated with the Company's capital lease obligations.

       Net loss. As a result of the above, the net loss for the three month period ended March 31, 2002, was $0.1 million as compared to the net loss of approximately $0.1 million for the three months ended September 30, 2000.


Liquidity and Capital Resources

       The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operating activities for the quarter ended March 31, 2002, was approximately $0.4 million as compared to cash provided by operating activities of approximately $0.5 for the quarter ended March 31, 2001. The increase in cash used by operations during the first quarter of 2002 was primarily a result of an increase in days sales outstanding in accounts receivable and a reduction in accounts payable and accrued expenses as a result of the payout of an employee separation agreement in the first quarter of 2002, an increase in the final payout of vacation accruals associated with the Company's reduced consultant base, and a reduction in accounts payable associated with the declining expense base associated with the Company's current revenue base. There was no material amount of capital expenditures on property for the quarters ended March 31, 2002, and 2001.

       As of March 31, 2002, the Company had net working capital of approximately $1.4 million. The Company's primary source of liquidity consists of approximately $1.2 million in cash and cash equivalents and approximately $0.6 million of accounts receivable. The Company's current liabilities include $0.4 million in accounts payable and accrued expenses.

       This decrease was materially due to a reduction in demand for the Company's billable consultants as a result of an economic slowdown that constrained technology investment in the marketplace in 2001. The Company continues to operate within an environment of constrained technology investment in 2002 and anticipates this to continue into the second quarter.

       The market for the Company's services is experiencing an environment of constrained technology investment as a result of an economic slowdown. The Company's business environment is characterized by rapid technological changes and experiences times of high growth and contraction. In 1999, the Company began to shift away from millennium services and has focused its efforts within IT Consulting services. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                    PART II.
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed herewith:

                None.

(b)      Reports on Form 8-K

                None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     WIDEPOINT CORPORATION


Date:    May 15, 2002                                /s/ STEVE L. KOMAR
                                                     ------------------
                                                     Steve L. Komar
                                                     President and Chief
                                                     Executive Officer



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