Form 10-Q
period 2002-06-30
WIDEPOINT CORP
filed 2002-08-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended               June 30, 2002
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to
                                    --------------------    --------------------

                     Commission file number    000-23967
                                            ---------------

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
Yes   X           No
    -----            -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2002: 15,579,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and  December 31, 2001
           (audited)                                                         1

          Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2002
           and 2001 (unaudited)                                              2

          Condensed Consolidated Statements of Cash Flows
           for the three and six months ended June 30, 2002
           and 2001 (unaudited)                                              3

          Notes to Condensed Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                                      15


Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 5.   Other Information                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                  17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------
                                              (unaudited)       (audited)
                                ASSETS

Current assets:
  Cash and cash equivalents                   $  1,138,012     $  1,563,544
  Accounts receivable,
      net of allowance of $30,000                  535,597          459,983
  Prepaid expenses and other assets                 76,752           47,941
                                              ------------     ------------
  Total current assets                           1,750,361        2,071,468

Property and equipment, net                         26,733           63,758
Other assets                                        55,479           58,113
                                              ------------     ------------

  Total assets                                $  1,832,573     $  2,193,339
                                              ============     ============

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $     72,562     $    110,339
  Accrued expenses                                 223,831          447,159
  Short term notes payable                          55,825                -
  Current portion of capital lease
   obligation                                       13,363           18,009
                                              ------------     ------------
  Total current liabilities                        365,581          575,507
                                              ------------     ------------

Long-term capital lease obligation,
 net of current portion                                657            6,421
                                              ------------     ------------
  Total liabilities                                366,238          581,928

Shareholders' equity
  Preferred stock, $0.001 par value,
   10,000,000 shares authorized,
   None issued and outstanding                           -                -
  Common stock, $0.001 par value,
   50,000,000 shares authorized, 12,984,913
   shares issued and outstanding as of
   June 30, 2002 and December 31, 2001.             12,985           12,985
  Stock warrants                                   140,000          140,000
  Additional paid-in capital                    41,931,484       41,931,484
  Accumulated deficit                          (40,618,134)     (40,473,058)
                                              ------------     ------------
  Total shareholders' equity                     1,466,335        1,611,411
                                              ------------     ------------
Total liabilities & shareholders'
 equity                                       $  1,832,573     $  2,193,339
                                              ============     ============

        The accompanying notes are an integral part of these statements.

                        WIDEPOINT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three Months Ended June 30,    Six Months Ended June 30,
                                ---------------------------    -------------------------
                                    2002           2001           2002          2001
                                ---------------------------    -------------------------
                                        (unaudited)                   (unaudited)

Revenues                         $  839,135     $1,645,872     $1,701,895    $3,845,739

Operating expenses:
  Cost of sales                     578,083        877,677      1,174,835     2,036,105
  Sales and marketing               140,295        182,761        280,972       428,650
  General and administrative        160,306        729,439        362,281     1,514,830
  Depreciation and
   amortization                      15,557        138,378         37,024       274,710
                                 ----------     ----------     ----------    ----------
    Income (loss) from
     operations                     (55,106)      (282,383)      (153,217)     (408,556)
                                 ----------     ----------     ----------    ----------

Other income (expenses), net          3,933         12,178          8,142        24,264

Net income (loss)                $  (51,173)    $ (270,205)    $ (145,075)   $ (386,292)
                                 ==========     ==========     ==========    ==========

Basic net income (loss) per
 share                           $    (0.00)    $    (0.02)    $    (0.01)   $    (0.03)
                                 ==========     ==========     ==========    ==========

Basic and weighted average
 shares outstanding              12,984,913     12,984,913     12,984,913    12,984,913
                                 ==========     ==========     ==========    ==========


           The accompanying notes are an integral part of these statements.

                                    WIDEPOINT CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------    -------------------------
                                                        2002          2001            2002          2001
                                                    ---------------------------    -------------------------
                                                             (unaudited)                   (unaudited)
Cash flows from operating activities:
  Net loss                                           $  (51,173)   $ (270,205)     $ (145,075)   $ (386,292)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization expense                15,557       136,968          37,024       274,710
    (Loss) Gain on sale of property and equipment             -          (565)              -          (565)

  Changes in assets and liabilities:
    Accounts receivable                                  36,069       444,705         (75,614)      985,212
    Prepaid expenses and other assets                   (36,160)       11,025         (28,811)       50,886
    Other assets                                         13,631             -           2,633         1,899
    Accounts payable and accrued expenses               (55,653)     (354,386)       (261,105)     (437,659)
                                                     ----------    ----------      ----------    ----------
      Net cash (used in) provided by operating
       activities                                       (77,729)      (32,458)       (470,948)      488,191
                                                     ----------    ----------      ----------    ----------

  Net cash provided by (used in) investing
   activities:
    Purchases of property and equipment                       -             -               -       (17,733)
    Proceeds from sale of property and equipment              -         3,000               -         3,000
                                                     ----------    ----------      ----------    ----------
      Net cash provided by (used in) investing
       activities                                             -         3,000               -       (14,733)
                                                     ----------    ----------      ----------    ----------

  Net cash provided by (used in) provided by
   financing activities:
    Net borrowings on notes payable                      55,825             -          55,825             -
    Net (payments) on long-term obligations              (1,924)       (7,372)        (10,409)      (14,572)
                                                     ----------    ----------      ----------    ----------
      Net cash provided by (used in) provided
       by financing activities                           53,901        (7,372)         45,416       (14,572)
                                                     ----------    ----------      ----------    ----------

  Net (decrease) increase in cash                       (23,828)      (36,830)       (425,532)      458,886
                                                     ----------    ----------      ----------    ----------

  Cash, beginning of period                           1,161,840     1,581,412       1,563,544     1,085,696
                                                     ----------    ----------      ----------    ----------

  Cash, end of period                                $1,138,012    $1,544,582      $1,138,012    $1,544,582
                                                     ==========    ==========      ==========    ==========

                       The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2001, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology solutions. Its staff consists of business and technical specialists that help clients improve their bottom line and maintain a competitive edge in today's rapidly changing business environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provided IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet Services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." During this transition in 2000, the Company experienced several economic reversals that included an unexpected rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of materially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to somewhat limit losses, they did not result in a resumption of revenue growth for the Company. Late in 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued during the first and second calendar quarters of 2002. Consistent with the re-focus mandated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At June 30, 2002 and 2001, cash and cash equivalents included $1,040,280 and $1,503,733, respectively, on investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and, as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. There were no unbilled accounts receivable at June 30, 2002 and June 30, 2001, respectively.

Significant Customers

For the three months ended June 30, 2002, four customers individually represented 26%, 16%, 14%, and 11%, respectively, of revenue. For the six months ended June 30, 2002, three customers individually represented 19%, 14%, and 12%, respectively, of revenue. For the three months ended June 30, 2001, two customers individually represented 18% and 11%, respectively, of revenue. For the six months ended June 30, 2001, one customer represented 18% of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable materially include amounts due from relatively large companies in a variety of industries. As of June 30, 2002, two customers individually represented 27% and 25%, respectively, of accounts receivable. As of June 30, 2001, three customers individually represented 14%, 12%, and 11%, respectively, of accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Loss Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase shares of common stock outstanding at June 30, 2002 and 2001, has not been included in the calculation of the net loss per share as such effect would have been antidilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

New accounting pronouncements

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No.141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

During 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to address significant implementation issues related to SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS No. 144 carries over the recognition and measurement provisions of SFAS No.121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No.121, SFAS No.144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS No.144 provide guidance on estimating future cash flows to test recoverability. SFAS No.144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. However, the provisions of SFAS No.144 related to assets to be disposed of are effective for disposal activities initiated by an entity's commitment to a plan after the effective date or after the Statement are initially applied.

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

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock's trading price on that date, as part of the PMC acquisition. The warrant has a term of 3 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition. This warrant remains outstanding subsequent to the sale of the PMC subsidiary and will expire on October 1, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (IT) solutions. Its staff consists of business and technical specialists that help clients maintain a competitive edge in today's rapidly changing business environment. WidePoint focuses on providing end results with significant, tangible business benefits. Our consultants possess recognized industry-standard certifications and years of successful project experience. Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultants to help clients improve their business performance. WidePoint's clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems as they transition, expand, and refine their business environments.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consultants, Ltd. ("PMC"), a corporation that provided IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." During this transition in 2000, the Company experienced several economic reversals that included an unexpectedly rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of substantially all of the Company's long-term debt.

During 2001, the Company continued to refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued during the first and second calendar quarters of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

For the quarter ended June 30, 2002, the Company's revenues decreased from approximately $1.6 million in 2001 to approximately $0.8 million in 2002. For the six month period ended June 30, 2002, the Company's revenues decreased from approximately $3.8 million in 2001 to approximately $1.7 million in 2001. This decrease was materially due to a reduction in demand for the Company's billable consultants as a result of an economic slowdown that constrained technology investment in the marketplace during 2001 and the first half of 2002. The Company continues to operate within an environment of constrained technology investment in 2002, but anticipates revenue improvements for the third quarter of 2002. While the Company anticipates revenue improvements in the near term, operating margins continue to witness weakness as a result of negative current economic conditions within our marketplace.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel and depreciation expenses related to property and equipment. Consistent with the development of a new focused strategic direction, the Company expects to expand its operations through internal growth and by potential merger and acquisition of new personnel and assets. Therefore, the Company anticipates these costs may increase.

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage operating margins and general expenses. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients. During this economic slowdown the Company witnessed a degradation of its operating margins. To partially offset the decrease in operating margins the Company has decreased general expenses. To be successful the Company must continue to win new business and manage its operating margins along with its general overhead costs.

Results of Operations

Three Months Ended June 30, 2002 as Compared to Three Months Ended June 30, 2001
--------------------------------------------------------------------------------

     Revenues. Revenues for the three month period ended June 30, 2002, were $0.8 million, a decrease of approximately $0.8 million, as compared to revenues of $1.6 million for the three month period ended June 30, 2001. The decrease was materially due to a reduction in billable consultants as a result of the economic slowdown that constrained technology investment and new technology software development projects in the marketplace in 2001 and mid 2002.

     Gross profit. Gross profit for the three month period ended June 30, 2002, was $0.3 million, or 31% of revenues, a decrease of $0.7 million from gross profit of $0.8 million, or 53% of revenues, for the three month period ended June 30, 2001. The decline of gross profit was materially attributable to a decline in revenues and a reduction in gross margin as a result of negative pricing pressures that are present within the current marketplace for the company's services.

     Sales and marketing. Sales and marketing expenses for the three month period ended June 30, 2002, were $0.1 million, or 17% of revenues, a decrease of $0.1 million, as compared to $0.2 million, or 11% of revenues, for the three month period ended June 30, 2001. The decrease in sales and marketing expenses for the three months ended June 30, 2002, was primarily attributable to a reduction in sales commissions earned and other administrative actions the Company undertook in the second half of 2001 that attempted to align sales and marketing expenses to those of future anticipated revenue streams.

     General and administrative. General and administrative expenses for the three month period ended June 30, 2002, were $0.2 million, or 19% of revenues, a decrease of $0.6 million, as compared to $0.8 million, or 44% of revenues, incurred by the Company for the three month period ended June 30, 2001. The decrease in general and administrative expenses for the three months ended June 30, 2002, was primarily attributable to a reduction in general personnel support and overhead costs associated with the Company's goals of attempting to match future expenses with future revenue streams.

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2002, was $15,557, or 2% of revenues, a decrease of $122,821, as compared to $138,378 of such expenses, or 8% of revenues, incurred by the Company for the three month period ended June 30, 2001. The decrease in depreciation and amortization expenses for the three month period ended June 30, 2002, was primarily attributable to the impairment charge associated with the write-off of certain intangible assets associated with the Company's Eclipse subsidiary in the fourth quarter of 2001 and a reduction in capital purchases by the Company during the first half of 2002.

     Other income (expense), net. Interest income (expense), net for the three month period ended June 30, 2002, was $3,933, or less than 1% of revenues, a decrease of $8,245 as compared to $12,178, or less than 1% of revenues, for the three month period ended June 30, 2001. The decrease in interest income (expense), net for the three month period ended June 30, 2002, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

      Net loss. As a result of the above, the net loss for the three month period ended June 30, 2002, was approximately $51,000 as compared to the net loss of approximately $270,000 for the three months ended June 30, 2001.


Six Months Ended June 30, 2002 as Compared to Six Months Ended June 30, 2001
----------------------------------------------------------------------------

     Revenues. Revenues for the six month period ended June 30, 2002, were $1.7 million, a decrease of approximately $2.1 million, as compared to revenues of $3.8 million for the six month period ended June 30, 2001. The decrease resulted from a reduction in new technology software development projects by the Company's clients which reduced demand for the Company's billable consultants.

     Gross profit. Gross profit for the six month period ended June 30, 2002, was $0.5 million, or 31% of revenues, a decrease of $1.3 million from gross profit of $1.8 million, or 47% of revenues, for the six month period ended June 30, 2001. The decline of gross profit was materially attributable to negative pricing pressures within a more competitive environment due lesser demand for the Company's services within the current marketplace.

     Sales and marketing. Sales and marketing expenses for the six month period ended June 30, 2002, were $0.3 million, or 17% of revenues, a decrease of $0.1 million, as compared to $0.4 million, or 11% of revenues, for the six month period ended June 30, 2001. The decrease in sales and marketing expenses for the six months ended June 30, 2002, was primarily attributable to a reduction in sales commissions earned and other administrative actions the Company undertook in the second half of 2001 that attempted to align sales and marketing expenses to those of future anticipated revenue streams.

     General and administrative. General and administrative expenses for the six month period ended June 30, 2002, were $0.4 million, or 21% of revenues, a decrease of $1.2 million, as compared to $1.5 million, or 39% of revenues, incurred by the Company for the six month period ended June 30, 2001. The decrease in general and administrative expenses for the six months ended June 30, 2002, was primarily attributable to a reduction in general personnel overhead and support costs associated with Company's goals of attempting to match future expenses with future revenue streams.

     Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2002, was $37,024, or 2% of revenues, a decrease of $237,686, as compared to $274,710 of such expenses, or 7% of revenues, incurred by the Company for the six month period ended June 30, 2001. The decrease in depreciation and amortization expenses for the six month period ended June 30, 2002, was primarily attributable to the impairment charge associated with the write-off of certain intangible assets associated with the Company's Eclipse subsidiary in the fourth quarter of 2001 and a reduction in capital purchases by the Company during the first half of 2002.

     Other income (expense),net. Interest income (expense), net for the six month period ended June 30, 2002, was $8,142, or less than 1% of revenues, a decrease of $16,122 as compared to $24,264, or less than 1% of revenues, for the six month period ended June 30, 2001. The decrease in interest income (expense), net for the three month period ended June 30, 2002, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

     Net loss. As a result of the above, the net loss for the six month period ended June 30, 2002, was approximately $145,000 as compared to the net loss of approximately $386,000 for the six months ended June 30, 2001.


Liquidity and Capital Resources

     The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash used in operating activities for the quarter ended June 30, 2002, was approximately $78,000 as compared to cash used by operating activities of approximately $32,000 for the quarter ended June 30, 2001. The increase in cash used by operations during the first quarter of 2002 was primarily a result of an increase in days sales outstanding in accounts receivable and a reduction in accounts payable and accrued expenses as a result of the payout of an employee separation agreement in the first quarter of 2002, an increase in the final payout of vacation accruals associated with the Company's reduced consultant base, and a reduction in accounts payable associated with the declining expense base associated with the Company's current revenue base. There was no material amount of capital expenditures on property for the quarters ended June 30, 2002 and 2001.

     As of June 30, 2002, the Company had net working capital of approximately $1.4 million. The Company's primary source of liquidity consists of approximately $1.1 million in cash and cash equivalents and approximately $0.5 million of accounts receivable. The Company's current liabilities include $0.4 million in accounts payable and accrued expenses.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                    PART II.
                                OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.
------    ------------------------------------------

     (c) Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a full-recourse, interest bearing promissory note issued by each such person to the Company in the principal amount of $60,550.00, or $181,650.00 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following exhibits are filed herewith:

          10.1 - Stock Purchase Agreement between WidePoint Corporation and Steve L. Komar.
          10.2 - Stock Purchase Agreement between WidePoint Corporation and James T. McCubbin.
          10.3 - Stock Purchase Agreement between WidePoint Corporation and Mark F. Mirabile.
          10.4 - Employment Agreement between WidePoint Corporation and Steve L. Komar.
          10.5 - Employment Agreement between WidePoint Corporation and James T. McCubbin.
          10.6 - Employment Agreement between WidePoint Corporation and Mark F. Mirabile.
          99.1 - Written Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
          99.2 - Written Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WIDEPOINT CORPORATION


Date:    August 14, 2002                   /s/ STEVE L. KOMAR
                                           -------------------------------------
                                           Steve L. Komar
                                           President and Chief Executive Officer




                                           /s/ JAMES T. MCCUBBIN
                                           -------------------------------------
                                           James T. McCubbin
                                           Vice President - Principal Financial
                                           and Accounting Officer