Form 10-Q
period 2002-09-30
WIDEPOINT CORP
filed 2002-11-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2002
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to

                        Commission file number 000-23967

                              WIDEPOINT CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                       52-2040275
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook
   Terrace, Ill                                                         60181
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003

One Mid America Plaza, Suite 403, Oakbrook Terrace, Ill 60181 Former name, former address and former fiscal year, if changed since last report.

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [X]                No          [ ]

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2002: 15,579,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX


                                                                      Page No.

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001 (unaudited)                     1

Condensed Consolidated Statements of Operations for the three
         and nine months ended September 30, 2002 and 2001 (unaudited)     2

Condensed Consolidated Statements of Cash Flows for the three
         and nine months ended September 30, 2002 and 2001 (unaudited)     3

Notes to Condensed Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    16

Item 4.  Controls and Procedures                                          16

Part II.      OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                18

CERTIFICATIONS                                                         19-20

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                         September 30,        December 31,
                                                                             2002                 2001
                                                                        ----------------    ------------------
                                ASSETS

Current assets:
        Cash and cash equivalents                                          $  1,109,893         $   1,563,544
        Accounts receivable,
            net of allowance of $23,849 and $30,000, respectively               524,625               459,983
        Prepaid expenses and other current assets                               150,025                47,941
                                                                        ----------------    ------------------
        Total current assets                                                  1,784,543             2,071,468

Property and equipment, net                                                      16,716                63,758
Other assets                                                                    177,337                58,113
                                                                        ----------------    ------------------

         Total assets                                                      $  1,978,596      $       2,193,339
                                                                        ================    ==================

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                    $   70,610           $   110,339
         Accrued expenses                                                       221,786               447,159
         Short term notes payable                                                27,500                     -
         Current portion of capital lease obligation                             10,079                18,009
                                                                        ----------------    ------------------
         Total current liabilities                                              329,975               575,507
                                                                        ----------------    ------------------

Long-term capital lease obligation, net of current portion                            -                 6,421
                                                                        ----------------    ------------------
         Total liabilities                                                      329,975               581,928

Shareholders' equity
         Preferred stock, $0.001 par value, 10,000,000 shares
           authorized,
                None issued and outstanding                                           -                     -
         Common stock, $0.001 par value, 50,000,000 shares authorized,
                15,579,913 and 12,984,913 shares issued and
                outstanding as of September 30, 2002 and
                December 31, 2001, respectively.                                 15,580                12,985
         Stock warrants                                                         140,000               140,000
         Additional paid-in capital                                          42,110,539            41,931,484
         Accumulated deficit                                                (40,617,498)          (40,473,058)
                                                                        ----------------    ------------------

         Total shareholders' equity                                           1,648,621             1,611,411
                                                                        ----------------    ------------------

Total liabilities & shareholders' equity                                   $  1,978,596          $  2,193,339
                                                                        ================    ==================


        The accompanying notes are an integral part of these statements.

                          WIDEPOINT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (unaudited)
                                                              Three Months                     Nine Months
                                                           Ended September 30,             Ended September 30,
                                                           -------------------             --------------------
                                                           2002           2001             2002            2001
                                                           ----           ----             ----            ----
Revenues                                             $    916,781     $  1,252,994     $  2,618,676     $  5,098,733

Operating expenses:
          Cost of sales                                   657,518          632,633        1,832,353        2,668,738
          Sales and marketing                             130,735          103,383          411,707          532,032
          General and administrative                      121,748          506,937          484,132        2,021,771
          Depreciation and amortization                    10,017          135,666           47,042          410,376
                                                     ------------     ------------     ------------     ------------
                    Income (loss) from operations          (3,237)        (125,625)        (156,558)        (534,184)

Other income (expenses), net                                3,872            9,404           12,118           31,670
                                                     ------------     ------------     ------------     ------------

Net income (loss)                                    $        635     $   (116,221)    $   (144,440)    $   (502,514)
                                                     ============     ============     ============     ============

Basic net income (loss) per share                    $       0.00     $      (0.01)    $      (0.01)    $      (0.04)
                                                     ============     ============     ============     ============

Basic weighted average shares outstanding              15,406,913       12,984,913       13,711,513       12,984,913
                                                     ============     ============     ============     ============

Diluted net income (loss) per share                  $       0.00     $      (0.01)    $      (0.01)    $      (0.04)
                                                     ============     ============     ============     ============

Diluted weighted average shares outstanding            15,406.913       12,984,913       13,711,513       12,984,913
                                                     ============     ============     ============     ============




The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                 Three Months                    Nine Months
                                                               Ended September 30,            Ended September 30,
                                                               -------------------            --------------------
                                                               2002           2001            2002            2001
                                                               ----           ----            ----            ----
Cash flows from operating activities:
    Net Income (loss)                                     $       635     $  (116,221)    $  (144,440)    $  (502,514)
    Adjustments to reconcile net income (loss)
      to net cash:
        Depreciation and amortization expense                  10,017         135,666          47,042         410,376
        Gain (loss) on sale of property and equipment            --               207            --              (357)

    Changes in assets and liabilities:
        Accounts receivable                                    10,972         255,532         (64,642)      1,240,744
        Prepaid expenses and current other assets             (12,345)         78,854         (41,156)        129,740
        Other assets                                           (4,419)           --             1,498           1,899
        Accounts payable and accrued expenses                  (3,997)       (291,358)       (273,032)       (729,017)
                                                          -----------     -----------     -----------     -----------

            Net cash provided by (used in) operating
              activities                                          863          62,680        (474,730)        550,871
                                                          -----------     -----------     -----------     -----------


     Net cash provided by (used in) investing
       activities:
        Purchases of property and equipment                      --              --              --           (17,733)
        Proceeds from sale of property and equipment             --               250            --             3,250
                                                          -----------     -----------     -----------     -----------

            Net cash provided by (used in) investing
               activities                                        --               250            --           (14,483)
                                                          -----------     -----------     -----------     -----------


    Net cash provided by (used in) provided by
      financing Activities:
        Net  borrowings (payments) on notes payable           (28,325)           --            27,500            --
        Net (payments) on long-term obligations                  (657)         (7,550)         (6,421)        (22,122)
                                                          -----------     -----------     -----------     -----------

            Net cash provided by (used in) provided by        (28,982)         (7,550)         21,079         (22,122)
            financing activities

    Net (decrease) increase in cash                           (28,119)        (55,380)       (453,651)        514,266
                                                          -----------     -----------     -----------     -----------

    Cash, beginning of period                               1,138,012       1,544,582       1,563,544       1,085,696
                                                          -----------     -----------     -----------     -----------

    Cash, end of period                                   $ 1,109,893     $ 1,599,962     $ 1,109,893     $ 1,599,962
                                                          ===========     ===========     ===========     ===========


Issuance of note receivable                               $   181,650     $      --       $   181,650     $      --


The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2001, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology solutions. Its staff consists of business and technical specialists that help clients improve their bottom line and maintain a competitive edge in today's rapidly changing business environment.

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consulting, Ltd. ("PMC"), a corporation that provided IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet Services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." During this transition in 2000, the Company experienced several economic reversals that included an unexpected rapid deterioration in Year 2000 services and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of materially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to somewhat limit losses, they did not result in a resumption of revenue growth for the Company. Late in 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued through the third quarter of 2002. Consistent with the re-focus mandated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

The Company's operations are subject to certain risks and uncertainties, including among others: rapidly changing technology; current and potential competitors with greater financial, technological, production and marketing resources; reliance on certain significant customers; the need to develop additional products and services; the integration of acquired businesses; dependence upon strategic alliances; the need for additional technical personnel; dependence on key management personnel; management of growth; uncertainty of future profitability; and possible fluctuations in financial results. The Company has devoted substantial resources to shifting its business mix to comprehensive e-business services and implementing a refined strategy. As a result, the Company experienced operating losses and negative cash flows in 2000 and in 2001. The Company achieved net income in the third quarter of 2002, but there are no assurances that the Company can mitigate future losses and negative operating cash flows that may recur in additional periods in the future. There can be no assurance that the Company's future operations will continue to be profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand and with debt financing that it may be able to arrange in the future. There can be no assurance that such new financing will be available on terms management finds acceptable or at all.


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

Cash and Cash Equivalents

Investments purchased with maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2002 and 2001, cash and cash equivalents included $975,370 and $1,628,826, respectively, on investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and, as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $1,219 and $5,227 at September 30, 2002 and 2001, respectively.

Significant Customers

For the three months ended September 30, 2002, three customers individually represented 27%, 15%, and 13%, respectively, of revenue. For the nine months ended September 30, 2002, three customers individually represented 22%, 15%, and 13%, respectively, of revenue. For the three months ended September 30, 2001, three customers individually represented 16%, 13%, and 11%, respectively, of revenue. For the nine months ended September 30, 2001, two customers represented 18% and 10%, respectively, of revenue. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Accounts receivable materially include amounts due from relatively large companies in a variety of industries. As of September 30, 2002, two customers individually represented 37% and 27%, respectively, of accounts receivable. As of September 30, 2001, two customers individually represented 16% and 12% percent of accounts receivable.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive stock effect of options and warrants to purchase shares of common stock outstanding for the three month period ending September 30, 2001, and for the nine month period ending September 30, 2002 and 2001, respectively, has not been included in the calculation of the net loss per share as such effect would be anti-dilutive. The calculation of the basic and diluted weighted average shares is shown below:

                                                        Three Months                Nine Months
                                                    Ended September 30,         Ended September 30,
                                                    -------------------         -------------------
                                                     2002         2001           2002         2001
                                                     ----         ----           ----         ----
                                                        (unaudited)                 (unaudited)

Basic weighted average shares of common stock
outstanding:                                      15,406,913    12,984,913    13,711,513    12,984,913

Dilutive stock effect of options and warrants:          --            --            --            --
                                                  ----------    ----------    ----------    ----------

Diluted weighted average shares outstanding:      15,406,913    12,984,913    13,711,513    12,984,913
                                                  ==========    ==========    ==========    ==========

Options and warrants to purchase 1,578,200 shares of common stock at prices ranging from $0.12 to $14.06 a share were outstanding during the three months ended September 30, 2002. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


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

New accounting pronouncements

On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No.141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of such SFAS No. 142 apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

During 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to address significant implementation issues related to SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model to account for long-lived assets to be disposed of. SFAS No. 144 carries over the recognition and measurement provisions of SFAS No.121. Accordingly, an entity should recognize an impairment loss if the carrying amount of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No.121, SFAS No.144 requires an entity to test an asset or asset group for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable. SFAS No.144 provides guidance on estimating future cash flows to test recoverability. SFAS No.144 includes criteria that have to be met for an entity to classify a long-lived asset or asset group as held for sale. However, if the criteria to classify an asset as held for sale are met after the balance sheet date but before the issuance of the financial statements, the asset group would continue to be classified as held and used in those financial statements when issued, which is a change from current practice. The measurement of a long-lived asset or asset group classified as held for sale is at the lower of its carrying amount of fair value less cost to sell. Expected future losses associated with the operations of a long-lived asset or asset group classified as held for sale are excluded from that measurement.

SFAS No.144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. However, the provisions of SFAS No.144 related to assets to be disposed of are effective for disposal activities initiated by an entity's commitment to a plan after the effective date or after the Statement are initially applied.

The Company does not believe that adoption of these standards will have an effect on its financial statements.


3.   Promissory Notes:

Promissory Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550.00, or $181,650.00 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).

4.   Stock Warrants:

Stock Warrants

On September 20, 1999, the Company entered in a two-year agreement with an international investment banking firm to provide investment banking, mergers and acquisitions and strategic planning services. In conjunction with this agreement, the Company issued a stock warrant to purchase 200,000 shares of common stock at $2.75 per share, an amount that exceeded the stock's trading price on that date. The Company used a fair-value option pricing model to value this stock warrant, and it was determined to have a fair value of approximately $140,000 at the date of grant. The deferred compensation associated with the warrant was reflected as a separate component of stockholders' equity. As of September 30, 2002, because the exercise price of the warrant significantly exceeded the fair value of the Company's common stock, the fair value of the warrant as measured under a fair-value option pricing model was zero.

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock's trading price on that date, as part of the PMC acquisition. The warrant has a term of 3 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition. This warrant remains outstanding subsequent to the sale of the PMC subsidiary and expired on October 1, 2002, with a subsequent reversing entry occurring during the 4th quarter of 2002.

5.    Commitments and Contingencies:

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

In 1996, the Company acquired all of the outstanding shares of Century Services, Inc. ("CSI"), a corporation that provided re-engineering and information processing services to users of large-scale computer systems. In December 1998, the Company acquired all of the outstanding shares of Eclipse Information Systems, Inc. ("Eclipse"), a corporation that provided IT consulting services through several practice areas focused in distributed client server technologies. In October 1999, the Company acquired all of the outstanding shares of Parker Management Consultants, Ltd. ("PMC"), a corporation that provided IT consulting services focused in Enterprise Resource Planning ("ERP"). During 1999, the Company established a new subsidiary named WidePoint Corporation ("WidePoint-Subsidiary") and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT." During this transition in 2000, the Company experienced several economic reversals that included an unexpectedly rapid deterioration in Year 2000 services and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of substantially all of the Company's long-term debt.

During 2001, the Company continued to refine its strategy and consolidate its operations in an attempt to minimize losses, conserve working capital and provide a flexible, scaleable and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan and leadership were required. These mandated changes were initiated prior to the end of 2001 and continued during the first and second calendar quarters of 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

For the quarter ended September 30, 2002, the Company's revenues decreased from approximately $1.3 million in 2001 to approximately $0.9 million in 2002. For the nine month period ended September 30, 2002, the Company's revenues decreased from approximately $5.1 million in 2001 to approximately $2.6 million in 2002. This decrease was materially due to a reduction in demand for the Company's billable consultants as a result of an economic slowdown that constrained technology investment in the marketplace during 2001 and 2002. The Company continues to operate within an environment of constrained technology investment in 2002. The Company anticipates a leveling of revenue in the 4th quarter of 2002 as a result of an increase in paid-time-off due to the holidays. While the Company anticipates a leveling of revenue growth during the 4th quarter, we anticipate future positive revenue growth in the long-term.

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

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage operating margins and general expenses. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients. During this economic slowdown the Company witnessed a degradation of its operating margins. To partially offset the decrease in operating margins the Company has decreased general expenses. To be successful the Company must continue to obtain new business and manage its operating margins along with its general overhead costs.

Results of Operations

Three Months Ended September 30, 2002, as Compared to Three Months Ended September 30, 2001

      Revenues. Revenues for the three month period ended September 30, 2002, were $0.9 million, a decrease of approximately $0.4 million, as compared to revenues of $1.3 million for the three month period ended September 30, 2001. The decrease was materially due to a reduction in billable consultants as a result of the economic slowdown that constrained technology investment and new technology software development projects in the marketplace in 2001 and 2002.

      Gross profit. Gross profit for the three month period ended September 30, 2002, was $0.3 million, or 28% of revenues, a decrease of $0.3 million from gross profit of $0.6 million, or 49% of revenues, for the three month period ended September 30, 2001. The decline of gross profit was materially attributable to a decline in revenues and a reduction in gross margin as a result of negative pricing pressures that are present within the current marketplace for the company's services.

      Sales and marketing. Sales and marketing expenses for the three month period ended September 30, 2002, were $0.13 million, or 14% of revenues, an increase of $0.03 million, as compared to $0.1 million, or 8% of revenues, for the three month period ended September 30, 2001. The increase in sales and marketing expenses for the three months ended September 30, 2002, was primarily attributable to an increase in sales staff as part of the Company's strategy to increase market breath and downstream revenue growth.

      General and administrative. General and administrative expenses for the three month period ended September 30, 2002, were $0.1 million, or 13% of revenues, a decrease of $0.4 million, as compared to $0.5 million, or 40% of revenues, incurred by the Company for the three month period ended September 30, 2001. The decrease in general and administrative expenses for the three months ended September 30, 2002, was primarily attributable to a reduction in general personnel support and overhead costs associated with the Company's goals of attempting to match future expenses with future revenue streams.

      Depreciation and amortization. Depreciation and amortization expenses for the three month period ended September 30, 2002, was $10,017, or 1% of revenues, a decrease of $125,649, as compared to $135,666 of such expenses, or 11% of revenues, incurred by the Company for the three month period ended September 30, 2001. The decrease in depreciation and amortization expenses for the three month period ended September 30, 2002, was primarily attributable to the impairment charge associated with the write-off of certain intangible assets associated with the Company's Eclipse subsidiary in the fourth quarter of 2001 and a reduction in capital purchases by the Company during the 2002.

      Other income (expense), net. Interest income (expense), net for the three month period ended September 30, 2002, was $3,872, or less than 1% of revenues, a decrease of $5,532 as compared to $9,404, or less than 1% of revenues, for the three month period ended September 30, 2001. The decrease in interest income (expense), net for the three month period ended September 30, 2002, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

      Income taxes. A full valuation allowance has been recorded against deferred tax liabilities as a result of operating loss carry-forwards.

      Net income (loss). As a result of the above, the net income for the three month period ended September 30, 2002, was $635 as compared to the net loss of $116,211 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002, as Compared to Nine Months Ended September 30, 2001

      Revenues. Revenues for the nine month period ended September 30, 2002, were $2.6 million, a decrease of approximately $2.5 million, as compared to revenues of $5.1 million for the nine month period ended September 30, 2001. The decrease resulted from a reduction in new technology software development projects by the Company's clients which reduced demand for the Company's billable consultants.

      Gross profit. Gross profit for the nine month period ended September 30, 2002, was $0.8 million, or 30% of revenues, a decrease of $1.6 million from gross profit of $2.4 million, or 48% of revenues, for the nine month period ended September 30, 2001. The decline of gross profit was materially attributable to negative pricing pressures within a more competitive environment due lesser demand for the Company's services within the current marketplace.

      Sales and marketing. Sales and marketing expenses for the nine month period ended September 30, 2002, were $0.4 million, or 16% of revenues, a decrease of $0.1 million, as compared to $0.5 million, or 10% of revenues, for the nine month period ended September 30, 2001. The decrease in sales and marketing expenses for the nine months ended September 30, 2002, was primarily attributable to a reduction in sales commissions earned and other administrative actions the Company undertook in the first half of 2002 that attempted to align sales and marketing expenses to those of future anticipated revenue streams.

      General and administrative. General and administrative expenses for the nine month period ended September 30, 2002, were $0.5 million, or 18% of revenues, a decrease of $1.5 million, as compared to $2.0 million, or 40% of revenues, incurred by the Company for the nine month period ended September 30, 2001. The decrease in general and administrative expenses for the nine months ended September 30, 2002, was primarily attributable to a reduction in general personnel overhead and support costs associated with Company's goals of attempting to match future expenses with future revenue streams.

      Depreciation and amortization. Depreciation and amortization expenses for the nine month period ended September 30, 2002, was $47,042, or 2% of revenues, a decrease of $363,334, as compared to $410,376 of such expenses, or 8% of revenues, incurred by the Company for the nine month period ended September 30, 2001. The decrease in depreciation and amortization expenses for the nine month period ended September 30, 2002, was primarily attributable to the impairment charge associated with the write-off of certain intangible assets associated with the Company's Eclipse subsidiary in the fourth quarter of 2001 and a reduction in capital purchases by the Company during 2002.

      Other income (expense),net. Interest income (expense), net for the nine month period ended September 30, 2002, was $12,118, or less than 1% of revenues, a decrease of $19,552 as compared to $31,670, or less than 1% of revenues, for the nine month period ended September 30, 2001. The decrease in interest income (expense), net for the nine month period ended September 30, 2002, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

      Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2002, was approximately $144,000 as compared to the net loss of approximately $503,000 for the nine months ended September 30, 2001.


Liquidity and Capital Resources

      The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to the convertible exchangeable debentures. Cash provided by operating activities for the quarter ended September 30, 2002, was approximately $2,000 as compared to cash used by operating activities of approximately $63,000 for the quarter ended September 30, 2001. The increase in cash provided by operations during the third quarter of 2002 was primarily a result of a decrease in general and administrative expenses in the third quarter of 2002 that produced an operationally profitable quarter. There was no material amount of capital expenditures on property for the quarters ended September 30, 2002 and 2001.

      As of September 30, 2002, the Company had net working capital of approximately $1.4 million. The Company's primary source of liquidity consists of approximately $1.1 million in cash and cash equivalents and approximately $0.5 million of accounts receivable. The Company's current liabilities include approximately $0.3 million in accounts payable and accrued expenses.

      Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550.00, or $181,650.00 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 4.  CONTROLS AND PROCEDURES


         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        The following Exhibits are filed herewith:

        Exhibit Number     Document

        99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

        99.2 Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three month period ended September 30, 2002.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2002.

                                             WIDEPOINT CORPORATION
Date:    November 14, 2002

                                             By:/s/ STEVE L. KOMAR
                                                --------------------------------
                                                Steve L. Komar
                                                Chief Executive Officer



                                                By:/s/ JAMES T. MCCUBBIN
                                                --------------------------------
                                                James T. McCubbin
                                                Vice President - Principal
                                                Financial and Accounting Officer

                                 Certifications

I, Steve L. Komar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Widepoint Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Dated: November 14, 2002

                                         /s/ STEVE L. KOMAR
                                         --------------------------------
                                         Steve L. Komar
                                         Chief Executive Officer

I, James T. McCubbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Widepoint Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            Dated: November 14, 2002

                                            /s/ JAMES T. MCCUBBIN
                                            ------------------------------------
                                            James T. McCubbin
                                            Vice President - Principal Financial
                                            and Accounting Officer