Form 10-K
period 2002-12-31
WIDEPOINT CORP
filed 2003-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002.

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

                        Commission File Number 000-23967

                             WIDEPOINT CORPORATION
            (Exact name of registrant as specified in its charter.)

           Delaware                                             52-2040275
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

One Lincoln Centre, Oakbrook Terrace, IL                           60181
(Address of principal executive offices)                        (Zip Code)

Registrant's phone number, including area code:               (630) 629-0003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes    No X

     The aggregate market value of the registrant's Common Stock, par value $.001 per share, held as of the last business day of the registrant's most recently completed second fiscal quarter by non-affiliates of the registrant was approximately $1,143,892 based on the average bid and asked prices of the Common Stock on such date.

     As of March 17, 2003, the registrant had 15,579,913 shares of its Common Stock issued and outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                ITEM 1. BUSINESS

Introduction

WidePoint Corporation ("WidePoint" or the "Company") is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help clients improve their profitability and maintain a competitive edge in today's rapidly changing business technology environment.

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

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultant skills to help clients improve their business performance. This focus continues to tie together the Company's service offerings and future direction. WidePoint's clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems.

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

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses through the reduction of sales and general administrative expenses, they did not result in a resumption of revenue growth for the Company.

In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

During 2002, the Company continued to witness a negative economic environment within the commercial technology sector due to constrained business investment. In its efforts to overcome the current negative economic environment and expand its revenue streams, the Company continued to implement and refine its newly focused strategic plan and laid the groundwork to launch a federal business initiative, continue its development of new technologies and capabilities focused on wireless technologies and various other IT practice areas, and enter into several alliances to expand the Company's ability to provide new services and reach a wider group of potential customers.

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

Historically the Company derived, and may in the future derive, a significant percentage of its total revenues from a relatively small number of clients. During 2002, three customers individually represented 22%, 15% and 13% of revenues, respectively, for that year. Due to the nature of the Company's business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company's results of operations.

Marketing and Sales

The Company focuses its sales and marketing efforts on mid-market corporations with significant IT budgets and requirements. While the Company performs work for companies in many various industries, the majority of the Company's revenues for 2002 were derived from contracts and projects with manufacturing clients, consumer products clients and healthcare clients.

The Company markets its solutions through its direct sales force, and alliances with several strategic partnerships in certain industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with the Company's services. The Company's strategic partnerships and alliances provide the Company with additional access to potential clients.

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

Personnel

As of December 31, 2002, the Company had 34 full time employees and 2 part-time employees including 3 persons in sales and recruiting, 30 persons in consulting, and 3 persons in management and administration. The Company also periodically employs additional consultants and temporary employees.

The Company believes that its future success will depend in part on its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business. The Company generally does not have employment contracts with its key employees, except as noted in "Employment Agreements and Arrangements" in ITEM 11. However, the Company does have confidentiality and non-disclosure agreements with many of its key employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

The principal executive office of the Company consists of approximately 3,500 square feet of office space located at One Lincoln Centre, Suite 1100, Oakbrook Terrace, Illinois, which is currently being subleased by the Company through January 2004 for approximately $5,500 per month. The Company's rent in 2002 for the office at One Lincoln Centre was approximately $38,500. The Company terminated its month-to-month lease at One Mid America Plaza,

Oakbrook Terrace, Illinois effective April 30, 2002. The Company's rent for the office at One Mid America Centre in 2002 was approximately $54,500.

The Company also leases a branch office located at 4401 Rockside Road, Suite 405, Independence, Ohio, in approximately 1,131 square feet under a lease that expires on June 30, 2003. The Company's annual rent in 2002 for such branch office was approximately $25,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office. The Company is currently subleasing this office space for approximately $1,200 per month.

During 2000, several offices of the Company were closed and their leases were either sublet, assigned, or have expired. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June 2000 for the same terms as those of the Company's lease for that location. The Company's annual rent in 2002 for that property was approximately $35,000 and the lease expires on February 4, 2004. The lease for the former corporate headquarters office of the Company located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc., which assigned lease expires on September 30, 2005. The Company is secondarily liable if GHG Holdings, Inc were to default on that assigned lease.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on December 9,
2002.

     The following two persons were elected by the following votes to serve as Class II directors of the Board of Directors for three years or until their resignation and/or their successors are elected and qualified:

     Name                                  Votes For      Votes Withheld
     -------------------------------------------------------------------
     Steve L. Komar                        9,350,084         1,925,600
     James T. McCubbin                     9,652,029         1,623,655

     Stockholders ratified the selection of Grant Thornton LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 10,932,067 shares for and 335,952 shares against, with 7,665 shares abstaining.

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

The stock prices listed below represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

          2002                                        High         Low
     ------------------------------------------------------------------
     First Quarter                                   $ 0.19      $ 0.07
     Second Quarter                                    0.13        0.06
     Third Quarter                                     0.15        0.06
     Fourth Quarter                                    0.16        0.07

          2001                                        High         Low
     ------------------------------------------------------------------
     First Quarter                                   $ 0.31      $ 0.09
     Second Quarter                                    0.25        0.11
     Third Quarter                                     0.19        0.07
     Fourth Quarter                                    0.13        0.05

     As of March 17, 2003 there were 175 holders of record of the Company's Common Stock.


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


Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002, regarding the Company's equity compensation plans.

                                      Equity Compensation Plan Information


                                                                                         Number of securities
                                                                                        remaining available for
                                  Number of securities to      Weighted-average          future issuance under
                                  be issued upon exercise      exercise price of       equity compensation plans
                                  of outstanding options,     outstanding options,      (excluding securities
                                    warrants and rights       warrants and rights      reflected in column (a))
Plan category                              (a)                        (b)                         (c)

Equity compensation  plans
approved by security holders ....       1,816,000                    0.14                      1,184,000

Equity compensation plans not
approved by security holders ....               -                       -                              -

         Total ..................       1,816,000                    0.14                      1,184,000


Recent Sales of Unregistered Securities

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION.

The tables below present selected historical financial data of WidePoint. The WidePoint historical data for the years ended December 31, 2002, 2001, and 2000 are derived from the historical financial statements of WidePoint Corporation as audited by Grant Thornton LLP in 2002 and 2001 and Arthur Andersen LLP in year 2000, included elsewhere in this Form 10-K.

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

Selected Consolidated Financial Information

                                                                Year Ended December 31,
                                          ------------  ------------  ------------  ------------  ------------
                                              2002          2001          2000          1999          1998
                                          ------------  ------------  ------------  ------------  ------------
Statement of Operations Data:

Revenues                                  $ 3,495,160   $ 5,902,728   $12,834,474   $27,196,125   $ 9,916,276
Cost of revenues                            2,489,983     3,122,061     7,014,045    12,140,007     3,478,982
Research and development expense                    -             -             -       325,651       473,362
Sales and marketing expense                   525,322       614,786     1,856,694     2,617,117     1,190,548
General and administrative expense            643,771     2,549,661     8,535,062     9,701,672     3,515,391
Facilities closing expense                          -        43,500       376,289             -             -
Disposition of subsidiary                           -             -       699,203             -             -
Employee stock compensation expense                 -             -             -             -       534,384
Impairment of long-term assets                      -     5,853,693             -     1,703,825             -
Depreciation and amortization                  51,792       545,290       851,562     1,817,329     1,268,338
                                          -----------   -----------   -----------   -----------   -----------
     Loss from operations                    (215,708)   (6,826,263)   (6,498,381)   (1,109,476)     (544,729)
                                          -----------   -----------   -----------   -----------   -----------

Other income (expense):
Interest income                                17,658        44,655       103,351       161,123       270,337
Interest expense                               (1,559)       (5,231)     (198,971)      (76,296)       (9,140)
Other                                         140,000             -             -       (33,756)          821
                                          -----------   -----------   -----------   -----------   -----------
        Net loss before income taxes          (59,609)   (6,786,839)   (6,594,001)   (1,058,405)     (282,711)
Income taxes                                        -             -             -        37,648             -
                                          -----------   -----------   -----------   -----------   -----------
Net loss                                  $   (59,609)  $(6,786,839)   (6,594,001)  $(1,096,053)     (282,711)
                                          ===========   ===========   ===========   ===========   ===========

     Basic and diluted loss per share     $     (0.00)  $     (0.52)        (0.51)        (0.08)        (0.03)
                                          ===========   ===========   ===========   ===========   ===========

     Basic and diluted weighted average
      shares outstanding                   14,243,310    12,984,913    12,979,055    12,949,913    10,638,680
                                          ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth below includes forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below under "Forward Looking Statements." Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses through the reduction of sales and general administrative expenses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

During 2002, the Company continued to witness a negative economic environment within the commercial technology sector due to constrained business investment. In its efforts to overcome the current negative economic environment and expand its revenue streams, the Company continued to implement and refine its newly focused strategic plan and launched a federal business initiative, continued its development of new technologies and capabilities focused on wireless technologies and various other IT practice areas, and initiated several alliances to expand the Company's ability to provided expanded services and reach to a wider group of new customers.

For the year ended December 31, 2002, the Company's revenues decreased by 41% from approximately $5.9 million in 2001 to approximately $3.5 million in 2002. This decrease was primarily due to the significant decrease in IT based initiatives among the Company's clients as a result of economic instability that resulted in a materially reduced level of capital investment in new technologies during 2002.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. As a result of the Company's plan to expand revenue growth through new internal initiatives, the Company anticipates these costs to increase.

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company's proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     o    Revenue recognition;

     o    Allowance for doubtful accounts; and

     o    Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial

Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

Allowance for Doubtful Accounts

We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2022. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Year Ended December 31, 2002, Compared to the Year ended December 31, 2001

Revenues. Revenues for the year ended December 31, 2002, were approximately $3.5 million, a decrease of $2.4 million, as compared to revenues of approximately $5.9 million for the year ended December 31, 2001. The 41% decrease in revenues in 2002 was primarily attributable to the severe contraction of IT based initiatives among the Company's clients as a result of economic instability that resulted in a materially reduced level of capital investment in new technologies during 2002.

Gross profit. Gross profit for the year ended December 31, 2002, was $1.0 million, or 29% of revenues, a decrease of $1.8 million as compared to gross profit of $2.8 million, or 47% of revenues, for the year ended December 31, 2001. The decrease in the amount of gross profit was attributable to a reduction in revenues and a degradation of operating margins caused by a decrease in demand for the Company's services as a result of the difficult economic marketplace during 2002 as compared to 2001.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2002 were $0.5 million, or 15% of revenues, as compared to $0.6 million, or 10% of revenues, for the year ended December 31, 2001. The $0.1 million decrease in sales and marketing expenses for the year ended December 31, 2002, was primarily attributable to the Company's attempt to match the size of the Company's sales force with the operational requirements of the Company's business.

General and administrative. General and administrative expenses for the year ended December 31, 2002 were $0.6 million, or 18% of revenues, as compared to $2.5 million, or 43% of revenues, for the year ended December 31, 2001. The $1.9 million decrease in general and administrative expenses in 2002 was primarily attributable to the Company's efforts to match general and administrative expenses to the operational requirements of the Company's business which resulted in a reduction in employees and overhead expenses.

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

Interest income (expense). Interest income for the year ended December 31, 2002 was $17,658, a decrease of $26,996 or 60%, as compared to $44,654 for the year ended December 31, 2001. The decrease in interest income in 2002 was primarily attributable to lower interest rates. Interest expense for the year ended December 31, 2002 was $1,559, a decrease of $3,672 or 70%, as compared to $5,231 in interest expense for the year ended December 31, 2001. The decrease in interest expense in 2002 was primarily attributable to the elimination of the long-term portion of capital lease obligations.

Net loss. As a result of the above, the net loss for the year ended December 31, 2002 was $(0.06) million, a decrease of $6.7 million, as compared to the net loss of $6.8 million for the year ended December 31, 2001.

Year Ended December 31, 2001, Compared to the Year ended December 31, 2000

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

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from an exchange offer of debt for equity and the exercise of warrants related to convertible exchangeable debentures. Cash used in operating activities for the year ended December 31, 2002 was approximately $0.3 million, as compared to cash provided by operating activities of $0.5 million for the year ended December 31, 2001. Total cash used for the year ended December 31, 2002 was approximately $0.4 million, as compared to cash provided of $0.5 million for the year ended December 31, 2001. The cash used during the year ended December 31, 2002 was primarily a result of slower collections of accounts receivable and a reduction in accounts payable, accrued expenses, and other liabilities that resulted from lesser revenues in 2002 as compared to 2001. There were no capital expenditures on property and equipment for the year ended December 31, 2002.

As of December 31, 2002, the Company had working capital of $1.3 million. The Company's primary source of liquidity consists of $1.2 million in cash and cash equivalents and $0.4 million of accounts receivable. The Company's current liabilities include $0.3 million in accounts payable and accrued expenses.

The Company's business environment is characterized by rapid technological changes. In 2002, the Company continued to implement a strategic plan to reverse its declining revenue trend by expanding into additional markets and services. The Company requires substantial working capital to fund these endeavors and the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company's declining revenue growth and the investment to add new markets and services make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows from increased revenues if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a significant new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

Forward Looking Statements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15(a) below.

                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page


Reports of Independent Certified Public Accountants                          F-1

Reports of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                 F-3

Consolidated Statements of Operations for the Years ended
   December 31, 2002, 2001, and 2000                                         F-4

Consolidated Statement of Stockholders' Equity for the Years ended
   December 31, 2000, 2001, and 2002                                         F-5

Consolidated Statements of Cashflows for the Years ended
   December 31, 2002, 2001, and 2000                                         F-6

Notes to Consolidated Financial Statements                                   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
WidePoint Corporation

We have audited the accompanying consolidated balance sheets of WidePoint Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of WidePoint Corporation and subsidiaries as of as of December 31, 2000, and for the year then ended, was audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated March 23, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WidePoint Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ GRANT THORNTON LLP


Chicago, Illinois
March 21, 2003

The accompanying notes are an integral part of these consolidated statements.

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with WidePoint Corporation's filing on Form 10-K for the year ended December 31, 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1999 have not been included in the accompanying financial statements.


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

                                                    /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
March 23, 2001


The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets                                 December 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
Assets
Current assets:
  Cash and cash equivalents......................... $ 1,208,660    $ 1,563,544
  Accounts receivable, net of allowance
   of $3,950 and $30,000, respectively..............     394,227        459,983
  Prepaid expenses and other assets.................      66,480         47,941
                                                     -----------    -----------
     Total current assets...........................   1,669,367      2,071,468
                                                     -----------    -----------
  Property and equipment, net.......................      11,965         63,758

  Other assets......................................     240,536         58,113
                                                     -----------    -----------
     Total assets................................... $ 1,921,868    $ 2,193,339
                                                     ===========    ===========

Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable.................................. $    78,384    $   110,339
  Accrued expenses..................................     243,611        447,159
  Current portion of capital lease obligation.......       6,421         18,009
                                                     -----------    -----------
    Total current liabilities.......................     328,416        575,507
                                                     -----------    -----------

Capital lease obligation, net of
 current portion....................................          --          6,421
                                                     -----------    -----------
     Total liabilities..............................     328,416        581,928
                                                     -----------    -----------

Commitments and contingencies (Note 9)..............          --             --
Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000
   shares authorized; none issued and outstanding...          --             --
  Common stock, $0.001 par value; 50,000,000
   shares authorized; 15,579,913 and 12,984,913
   shares issued and outstanding as of
   December 31, 2002 and 2001, respectively.........      15,580         12,985
  Stock warrants....................................          --        140,000
  Additional paid-in capital........................  42,110,539     41,931,484
  Accumulated deficit............................... (40,532,667)   (40,473,058)
                                                     -----------    -----------
     Total stockholders' equity.....................   1,593,452      1,611,411
                                                     -----------    -----------
     Total liabilities and stockholders' equity..... $ 1,921,868    $ 2,193,339
                                                     ===========    ===========

  The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

                                           For the Years Ended December 31,
                                      ------------------------------------------
                                          2002           2001           2000
                                      ------------   ------------   ------------
Revenues............................  $ 3,495,160    $ 5,902,728    $12,834,474
Operating expenses:
  Cost of revenues..................    2,489,983      3,122,061      7,014,045
  Sales and marketing...............      525,322        614,786      1,856,694
  General and administrative........      643,771      2,549,661      8,535,062
  Facilities closing expense........           --         43,500        376,289
  Disposition of subsidiary.........           --             --        699,203
  Impairment of long-term assets....           --      5,853,693             --
  Depreciation and amortization.....       51,792        545,290        851,562
                                      -----------    -----------    -----------
Loss from operations................     (215,708)    (6,826,263)    (6,498,381)
Other income (expenses):
  Interest income...................       17,658         44,655        103,351
  Interest expense..................       (1,559)        (5,231)      (198,971)
  Other.............................      140,000             --             --
                                      -----------    -----------    -----------
Net loss before provision for
 income taxes.......................      (59,609)    (6,786,839)    (6,594,001)
                                      -----------    -----------    -----------
Income tax provision................           --             --             --
                                      -----------    -----------    -----------
Net loss............................  $   (59,609)   $(6,786,839)   $(6,594,001)
                                      ===========    ===========    ===========
Basic and diluted net loss
 per share..........................  $     (0.00)   $     (0.52)   $     (0.51)
                                      ===========    ===========    ===========
Basic and diluted weighted-
 average shares outstanding.........   14,243,310     12,984,913     12,979,055
                                      ===========    ===========    ===========



   The accompanying notes are an integral part of this consolidated statement

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

                                 Preferred
                                   Stock           Common Stock                             Additional
                              --------------  -------------------    Stock      Deferred      Paid-In     Accumulated
                              Shares  Amount    Shares     Amount   Warrants  Compensation    Capital       Deficit       Total
                              ------  ------  ----------  -------   --------  ------------  -----------  ------------   -----------
Balance, January 1, 1999.....   --     $ --   12,949,913  $12,950   $280,000   $(120,587)   $41,763,268  $(27,092,218)  $14,843,413
  Adjustment of warrant
   valuation.................   --       --           --       --   (140,000)    120,587             --            --       (19,413)
  Exercise of stock
   options...................   --       --       35,000       35         --          --        168,216            --       168,251
  Net loss...................   --       --           --       --         --          --             --    (6,594,001)   (6,594,001)
                               ---     ----   ----------  -------   --------   ---------    -----------  ------------   -----------
Balance, December 31, 2000...   --     $ --   12,984,913  $12,985   $140,000   $      --    $41,931,484  $(33,686,219)  $ 8,398,250
                               ===     ====   ==========  =======   ========   =========    ===========  ============   ===========
  Net loss...................   --       --           --       --         --          --             --    (6,786,839)   (6,786,839)
                               ---     ----   ----------  -------   --------   ---------    -----------  ------------   -----------
Balance, December 31, 2001...   --     $ --   12,984,913  $12,985   $140,000   $      --    $41,931,484  $(40,473,058)  $ 1,611,411
                               ===     ====   ==========  =======   ========   =========    ===========  ============   ===========
  Adjustment of warrant
   valuation.................   --       --           --       --   (140,000)         --             --            --      (140,000)
  Sale of Common Stock.......   --       --    2,595,000    2,595         --          --        179,055            --       181,650
  Net loss...................   --       --           --       --         --          --             --       (59,609)      (59,609)
                               ---     ----   ----------  -------   --------   ---------    -----------  ------------   -----------
Balance, December 31, 2002...   --     $ --   15,579,913  $15,580   $     --   $      --    $42,110,539  $(40,532,667)  $ 1,593,452
                               ===     ====   ==========  =======   ========   =========    ===========  ============   ===========


                            The Accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                        For the Years Ended December 31,
                                                                    -----------------------------------------
                                                                       2002           2001           2000
                                                                    -----------   ------------   ------------
Cash flows from operating activities:
  Net loss.......................................................   $  (59,609)   $(6,786,839)   $(6,594,001)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities
     Depreciation and amortization expense.......................       51,792        545,290        851,562
     Impairment of long-term assets..............................           --      5,853,693             --
     (Gain) Loss on sale of property and equipment...............         (750)        43,527        149,807
     Disposition of subsidiary...................................           --             --        699,203
     Deferred compensation.......................................           --             --        (19,413)
       Adjustment of warrant valuation...........................     (140,000)            --             --
  Changes in assets and liabilities-
     Accounts receivable.........................................       65,756      1,420,182      3,667,958
     Prepaid expenses and other assets...........................      (19,312)       126,689        161,811
     Accounts payable and accrued expenses.......................     (235,502)      (680,381)    (2,146,728)
                                                                    ----------    -----------    -----------
          Net cash (used in) provided by operating activities....     (337,625)       522,161     (3,229,801)
                                                                    ----------    -----------    -----------
Net cash provided by (used in) investing activities:
     Purchases of property and equipment.........................           --        (17,733)       (82,038)
     Proceeds from sale of property and equipment................          750          3,250         30,000
                                                                    ----------    -----------    -----------
          Net cash provided by (used) in investing activities....          750        (14,483)       (52,038)
                                                                    ----------    -----------    -----------
Net cash provided by (used in) financing activities:
  Proceeds from exercise of stock options........................           --             --        168,251
  Net payments on long-term obligations..........................      (18,009)       (29,830)       (27,150)
                                                                    ----------    -----------    -----------
          Net cash (used in) provided by financing activities....      (18,009)       (29,830)       141,101
                                                                    ----------    -----------    -----------
Net (decrease) increase in cash..................................     (354,884)       477,848     (3,140,738)
Cash and cash equivalents, beginning of period...................    1,563,544      1,085,696      4,226,434
                                                                    ----------    -----------    -----------
Cash and cash equivalents, ending of period......................   $1,208,660    $ 1,563,544    $ 1,085,696
                                                                    ==========    ===========    ===========
Supplementary cash flow information:
  Cash paid for-
     Interest....................................................   $       --    $        --    $   177,817
                                                                    ==========    ===========    ===========
     Income taxes................................................   $       --    $        --    $        --
                                                                    ==========    ===========    ===========
Supplementary disclosure of non cash financing activities:
     Issuance of common stock in exchange for notes
       payable...................................................   $  181,650    $        --    $        --
                                                                    ==========    ===========    ===========

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

During 1999, the Company established a new subsidiary named WidePoint Corporation and initiated operations in 2000 through this subsidiary in an effort to fully transition the Company from a Year 2000 strategic solutions provider to an Internet services company. In 2000, the Company changed its corporate name from ZMAX Corporation to WidePoint Corporation and changed the trading symbol for its common stock from "ZMAX" to "WDPT". During this transition in 2000, the Company experienced several economic reversals that included an unexpectedly rapid deterioration in Year 2000 services, and a severe contraction in Internet related services. These negative events prompted the Company to initiate a refinement in its strategy during 2000 and on September 29, 2000, the Company sold all of the outstanding shares of its PMC subsidiary to a third-party purchaser that resulted in the elimination of substantially all of the Company's long-term debt.

During 2001, the Company continued to further refine its strategy and consolidated its operations in an attempt to minimize losses, conserve working capital, and provide a flexible, scaleable, and efficient business model that was more responsive to the evolving needs of the Company's markets and customers. Although these actions served to decrease losses through the reduction of sales and general administrative expenses, they did not result in a resumption of revenue growth for the Company. In the latter part of 2001, the Board of Directors of the Company decided that an updated assessment of strategic alternatives was in order, and soon thereafter decided that a newly focused strategic direction, plan, and leadership were required. These mandated changes were initiated prior to the end of 2001, and put into effect during 2002. Consistent with such changes initiated by the Board, and the materially deteriorated values of assets acquired in earlier acquisitions, the Company recorded an impairment of the remaining intangible assets associated with the acquisition of Eclipse that were acquired in December 1998.

During 2002, the Company continued to witness a negative economic environment within the commercial technology sector due to constrained business investment. In its efforts to overcome the current negative economic environment and expand its revenue streams, the Company continued to implement and refine its newly focused strategic plan and launched a federal business initiative, continued its development of new technologies and capabilities focused on wireless technologies and various other IT practice areas, and initiated several alliances to expand the Company's ability to provided expanded services and reach to a wider group of new customers.

Most of the Company's current costs consist primarily of the salaries and benefits paid to the Company's technical, marketing and administrative personnel. As a result of its plan to expand its operations through new internal initiatives to expand revenue growth, the Company expects these costs to increase. The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. The profitability on an individual project depends upon completing the project within the estimated number of staff hours and within the agreed upon time frame. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company's proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 2002 and 2001, cash and cash equivalents included $1,207,847 and $1,618,818 of investments in overnight sweep accounts, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company's accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and state government. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The following table sets forth the rolling forward balances of the Allowance for doubtful accounts of the Company.

                                                          Additions
                                            Balance at    Charged to                Balance at
                                           Beginning of   Costs and                   End of
            Description                       Period       Expenses    Deductions     Period
            -----------                    ------------   ----------   ----------   ----------

For the year ended December 31, 2000,
   Allowance for doubtful accounts.......   $ 110,000      $541,607     $442,775     $208,832

For the year ended December 31, 2001,
   Allowance for doubtful accounts.......   $ 208,832      $ 10,000     $188,832     $ 30,000

For the year ended December 31, 2002,
   Allowance for doubtful accounts.......   $  30,000      $  3,950     $ 30,000     $  3,950


Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2002 and 2001, unbilled accounts receivable totaled $5,483 and $1,901, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2002, two customers individually represented 41 and 11 percent of accounts receivable. As of December 31, 2001, three customers individually represented 23, 22, and 11 percent of accounts receivable.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

                                                            December 31,
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Computer equipment and software......................  $  43,596    $ 265,592
Less- Accumulated depreciation and amortization......    (31,631)    (201,834)
                                                       ---------    ---------
                                                       $  11,965    $  63,758
                                                       =========    =========

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

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of December 31, 2002, due to their short-term nature.

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

Significant Customers

During 2002, three customers individually represented 22, 15, and 13 percent of revenue. During 2001, two customers individually represented 15 and 11 percent of revenue.

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 8, to its stock-based employee plans.

                                                Year ended December 31,
                                     ----------------------------------------
                                        2002          2001           2000
                                     ----------   ------------   ------------
Net income, as reported              $ (59,609)   $(6,786,839)   $(6,594,001)

Deduct:  Total stock-based
employee compensation expense
determined under fair value
based method for awards
granted, modified, or settled,
net of related tax effects           $(644,178)   $  (654,658)   $  (802,839)

Pro forma net income (loss)          $(703,787)   $(7,441,497)   $(7,396,840)

Earnings per share:
  Basic and diluted - as reported    $   (0.00)   $     (0.52)   $     (0.51)

  Basic and diluted - pro forma      $   (0.05)   $     (0.57)   $     (0.57)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2002, 2001 and 2000:

                                      2002            2001            2000
                                  ------------    ------------    ------------
Dividend yield                         -               -               -
Risk-free interest rate           2.70 - 4.13%    4.38 - 5.28%    4.10 - 6.73%
Volatility factor                     156%            140%            140%
Expected life in years                 5               5               5


Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,978,000, 2,845,500, and 1,701,500 shares of common stock outstanding at December 31, 2002, 2001, and 2000, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

New accounting pronouncements

     In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 applies to all acquired intangible assets. It requires that goodwill and other identifiable intangible assets with an indefinite useful life not be amortized but instead be tested for impairment at least annually. Identifiable intangible assets are amortized when their useful life is determined to no longer be indefinite. The adoption of this statement on January 1, 2002, did not have a material impact on our consolidated financial position or results of operations.

     In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period.

In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We will adopt SFAS 143 effective as of January 1, 2003, and do not expect that this statement will have a material impact on our consolidated financial position or results of operations.

     In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional restrictive criteria that are required to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. We adopted SFAS 144 effective as January 1, 2002, and any future impairments or disposals of long-lived assets will be subject to this statement.

     In 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. The adoption of this statement will have no impact on our net results of operations.

     In 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SEAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

     In 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of Statement 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure provisions of this standard for the year ended December 31, 2002.

     In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We will adopt the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003. We adopted the disclosure provisions as of December 31, 2002.

     In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. We do not have any material investments in variable interest entities; therefore, the adoption of this interpretation will have no impact on our consolidated financial position or results of operations.

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

3.   Promissory Notes:

Promissory Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).

4.   Intangible Assets:

As described in Note 2, the Company recognized an impairment charge in 2001 related to the acquisition of Eclipse. Prior to this write-off, intangible assets associated with the Eclipse acquisition were being amortized over a weighted-average life of 25 years. Accumulated amortization related to the Eclipse intangibles was approximately $1,167,000 prior to write-off.

The Company recognized amortization expense of approximately $302,000 during 2001 prior to the disposition. During 2000, the accumulated amortization related to the intangible assets associated with the Eclipse transaction was approximately $890,000.

Prior to the disposition of the PMC subsidiary , intangible assets associated with the PMC acquisition were being amortized over a weighted average life of 10 years. Accumulated amortization related to the PMC intangibles was approximately $94,000 as of December 31, 1999 and the Company recognized amortization expense of approximately $282,000 during 2000 prior to the disposition.


5.   Income Taxes:

The Company had no provision for income taxes for the years ended December 31, 2002, 2001, and 2000.

     The provision (benefit) for income taxes results in effective rates, which differ from the federal statutory rate as follows:

                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                     2002       2001      2000
                                                    -------    ------    ------
Statutory federal income tax rate................    34.0 %     34.0%     34.0%
Amortization and write-off of intangibles........      --      (30.8)       --
Increase in valuation allowance..................   (36.4)%     (3.6)       --
Non-deductible expenses..........................    (2.1)%       --      21.0%
Other............................................     4.5 %      0.4%     13.0%
                                                    -----      -----     -----
                                                       --         --        --
                                                    =====      =====     =====

     The deferred tax assets (liabilities) consisted of the following as of December 31, 2002 and 2001 (in thousands):

                                                             December 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
Deferred tax assets:
     Net operating loss carryforwards.............  $ 6,440,151     $ 6,497,356
     AMT credit...................................       13,853          13,853
     Capital losses in excess capital gains.......      696,215         696,215
     Other assets.................................      321,545         242,655
                                                    -----------     -----------
            Total deferred tax assets.............    7,471,764       7,450,079
Deferred tax liabilities:
     Depreciation and amortization................           --              --
     Other........................................           --              --
                                                    -----------     -----------
            Total deferred tax liabilities........
Net deferred tax asset............................    7,471,764       7,450,079
Less- Valuation allowance.........................   (7,471,764)     (7,450,079)
                                                    -----------     -----------
                                                    $        --     $        --
                                                    ===========     ===========


The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 2002 the Company had net operating loss carry forwards of approximately $16,100,000 to offset future taxable income. These carry forwards expire between 2010 and 2022. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity's ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. The capital losses in excess of capital gains expire in the year 2005. As a result of WidePoint's equity transactions, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6.   Interest Expense:

Interest Due from Promissory Note

In conjunction with the PMC acquisition the Company issued a $3.0 million note payable to the sole shareholder of PMC. This $3.0 million note payable accrued interest at a rate of 6 percent per annum. The Company imputed interest on this note at 8.5 percent and as a result, recorded a discount on the promissory note payable of approximately $167,000. This discount was being amortized using the effective interest method over the term of the note. In connection with the sale of the PMC subsidiary, the note payable was extinguished as consideration in the transaction. The expense realized in 2000 was approximately $170,000.

7.   Common Stock:

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse note. (See note 3)


8.   Stock Options and Stock-Based Compensation:

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

The following is a summary of the WidePoint options activity:

                                     Number of      Option      Weighted-Average
                                       Shares     Price Range    Exercise Price
                                    -----------   -----------   ----------------
Outstanding, December 31, 1999       2,498,500    $2.06-14.06        $4.12
  Granted..........................    260,000     0.52- 2.56         1.82
  Canceled or expired.............. (1,457,000)    0.52- 2.45         3.78
                                    ----------    -----------        -----
Outstanding, December 31, 2000       1,301,500     0.52-14.06         3.90
                                    ==========    ===========        =====
  Granted..........................  1,742,000     0.12- 0.19         0.17
  Canceled or expired..............   (605,000)    0.17-14.06         3.55
                                    ----------    -----------        -----
Outstanding, December 31, 2001       2,438,500     0.12-14.06         1.37
                                    ==========    ===========        =====
  Granted..........................    620,000     0.07- 0.07         0.07
  Canceled or expired..............  1,242,500     0.14-14.06         2.42
                                    ----------    -----------        -----
Outstanding, December 31, 2002       1,816,000    $0.07- 1.35        $0.14
                                    ==========    ===========        =====


As of December 31, 2002 and 2001, options to purchase 1,075,673 and 1,153,840 shares, respectively of common stock were exercisable with a weighted average exercise price of $0.15 and $1.65, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2002 and December 31, 2001, was 8.17 and 7.69 years, respectively. The weighted-average fair value of options granted in 2002 and 2001 was $0.06 and $0.15, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                           For the Years Ended December 31,
                                       ----------------------------------------
                                          2002          2001           2000
                                       ----------   ------------   ------------
Net loss:
   As reported.......................  $ (59,609)   $(6,786,839)   $(6,594,001)
   Pro forma.........................  $(703,787)   $(7,441,497)   $(7,396,840)

Pro forma basic and diluted
 net loss per share:
   As reported.......................  $   (0.00)   $     (0.52)   $     (0.51)
   Pro forma.........................  $   (0.05)   $     (0.57)   $     (0.57)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 156 percent, risk-free interest rates of 2.70 to
6.73 percent and an expected term of five years.

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

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock's trading price on that date, as part of the PMC acquisition. The warrant has a term of 3 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders' equity section of the consolidated balance sheet and has been included as part of the Company's purchase accounting for the PMC acquisition. This warrant expired on October 1, 2002 and as such, the Company reversed the expense recognized in 1999 and reduced the amounts allocated to deferred compensation and to the warrant.

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

As of December 31, 2002, the Company's office space and equipment leases, including those for closed locations, extend through 2004. The Company also leases various computer equipment and office equipment under capital leases that expire on various dates through 2003. The future minimum lease obligations under operating and capital leases as of December 31, 2002 are as follows:

      Year Ended                                    Operating    Capital
     December 31,                                    Leases      Leases
     ------------                                   ---------    -------
     2003........................................    $69,320     $6,568
     2004........................................      6,231         --
                                                     -------     ------
          Total                                      $75,551      6,568
                                                                 ------
     Amount representing interest................                   147
                                                                 ------
     Current portion                                             $6,421
                                                                 ======

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


11.  Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2002 and 2001 is as follows:

                               2002 Quarter Ended
             (in thousands of U.S. dollars except per share amounts)

                                    March 31    June 30    Sep. 30    Dec. 31
                                    --------    -------    -------    -------
Net Sales                           $   863     $  839     $   917    $   876
Gross Profit                            266        261         259        219
Net (Loss) Earnings                     (94)       (51)          0         84

Earnings per Share                  $ (0.01)    $(0.00)    $  0.00    $  0.01


                               2001 Quarter Ended
             (in thousands of U.S. dollars except per share amounts)

                                    March 31    June 30    Sep. 30    Dec. 31
                                    --------    -------    -------    -------
Net Sales                           $ 2,200     $1,646     $ 1,253    $   804
Gross Profit                          1,041        768         620        351
Net Loss                               (116)      (270)       (116)    (6,284)

Earnings per Share                  $ (0.01)    $(0.02)    $ (0.01)   $ (0.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    Part III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth information regarding the directors, executive officers and certain significant employees of the Company:


                                  POSITION WITH                        BECAME
NAME                               THE COMPANY               AGE      DIRECTOR
----                              -------------              ---      --------

Steve L. Komar               Chairman of the Board            61        1997
                               of Directors and
                            Chief Executive Officer

James T. McCubbin             Director, Secretary             39        1998
                              and Treasurer, and
                            Chief Financial Officer

James M. Ritter                   Director and                59        1999
                              Assistant Secretary

G.W. Norman Wareham                 Director                  49        1997

Mark Mirabile           Director and Vice President and       40        2002
                           Chief Operations Officer


     Steve L. Komar has served as a director of the Company since December 1997 and became Chairman of the Board of Directors in October 2001. Mr. Komar has also served as the Chief Executive Officer of the Company since January 2002. From June 2000 until December 2001, Mr. Komar served as a founding partner in C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.

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

     James M. Ritter has served as a director of the Company since December 1999 and Assistant Secretary since December 2002. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

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

     Mark Mirabile has served as a Director of the Company since his appointment in April, 2002. Mr Mirabile has also served as the Vice President and Chief Operations Officer for the Company since December 2001. From June 2000 to November 2001, Mr. Mirabile served as the Vice President of Sales and Marketing for the Company. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc. ("Eclipse"), a wholly-owned subsidiary of the Company. Mr. Mirabile was a co-founder of Eclipse prior to its acquisition by the Company in December 1998. Mr. Mirabile has over 20 years experience in information technology at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

ITEM 11.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to executive officers of the Company at December 31, 2002 whose annual salary and bonus in 2002 exceeded $100,000.

=======================================================================================================================
                                               Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Long-Term Compensation
                                                                                 --------------------------------------
                                 Annual Compensation                                 Awards                     Payouts
-----------------------------------------------------------------------------------------------------------------------
          (a)                    (b)       (c)         (d)           (e)              (f)             (g)         (h)
                                                                 Other Annual      Restricted                    LTIP
   Name and Principal           Year      Salary      Bonus    Compensation(1)   Stock Award(s)     Options     Payouts
        Position                            ($)        ($)           ($)               $            (#) (2)       ($)
-----------------------------------------------------------------------------------------------------------------------
James McCubbin                  2002     $119,000    $   -0-       $   -0-          $   -0-             -0-      $  -0-
 Vice President &               2001     $134,302    $   -0-       $   -0-          $   -0-         500,000      $  -0-
 Chief Financial Officer        2000     $136,855    $92,400       $   -0-          $   -0-             -0-      $  -0-
-----------------------------------------------------------------------------------------------------------------------
Mark Mirabile                   2002     $119,000    $   -0-       $   -0-          $   -0-             -0-      $  -0-
 Vice President & Chief         2001     $133,681    $   -0-       $   -0-          $   -0-         500,000      $  -0-
 Operations Officer             2000     $131,250    $ 9,750       $   -0-          $   -0-          45,000      $  -0-
=======================================================================================================================

______________________
(1)  Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person's annual salary and bonuses for 2002.
(2)  Reports the number of shares underlying options granted during each of the respective years.

     The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2002 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

============================================================================================================
                                            Option Grants Table
-----------------------------------------------------------------------  -----------------------------------
                                                                            Potential Realizable Value at
                       Individual Grants                                 Assumed Annual Rates of Stock Price
                                                                           Appreciation for Option Term (4)
-----------------------------------------------------------------------  -----------------------------------
              Options   % of Total Options
              Granted  Granted to Employees  Exercise Price  Expiration
    Name      (#) (1)   in Fiscal Year (2)     ($/SH) (3)       Date          0%          5%          10%
------------  -------  --------------------  --------------  ----------  ----------  -----------  ----------
Steve Komar   500,000          81%                $0.07      7/7/2012        $0        $17,778      $36,123
============  =======  ====================  ==============  ==========  ==========  ===========  ==========

____________________

(1)  The reported options were granted by the Company to the named executive officers under the Company's
      1997 Stock Option Plan and become exercisable and may be accelerated upon the achievement by the executive officer of certain annual performance criteria set each year by the Compensation Committee of the Company's Board of Directors.
(2)  Based on options for a total of 620,000 shares granted to all employees in 2002.
(3)  The exercise price is equal to the fair market value on the date of grant of the option.
(4)  The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S.
      Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the
      Company's Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company's Common Stock, overall stock market conditions, and the optionee's continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

         The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2002. No options were exercised by such persons during 2002.

================================================================================================================
                        Aggregate Option Exercises and Fiscal Year-End Option Value Table
----------------------------------------------------------------------------------------------------------------
    (a)                  (b)              (c)                    (d)                             (e)
                                                        Number of Unexercised      Value of Unexercised In-The-
                      Number of                       Options at FY-End (#) (1)     Money Options at FY-End ($)
                   Shares Acquired       Value
    Name             on Exercise      Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable (2)
----------------------------------------------------------------------------------------------------------------
Steve Komar              -0-              -0-            328,000/200,000 (3)              $22,960/ $14,000
================================================================================================================
James McCubbin           -0-              -0-            301,000/200,000 (4)                  $0 / $0
================================================================================================================
Mark Mirabile            -0-              -0-            301,000/200,000 (5)                  $0 / $0
================================================================================================================

(1)  The reported options were granted by the Company to the named executive officer.

(2)  Market value of underlying shares at December 31, 2002, minus the exercise price.

(3)  The above-reported options entitle Mr. Komar to purchase from the Company (i) 300,000 common shares at a price of $0.07 per share through July 7, 2012, pursuant to a stock option granted to him on July 7, 2002 under the Incentive Plan, and (iii) 200,000 shares at a price of $0.07 per share through July 7, 2012, under an option granted on July 7, 2002, with such shares vesting 100,000 shares annually through January
     2, 2004 or by the earlier vesting by the compensation committee, 12,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (iii) 6,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and (iv) 10,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $3.97 per share until
     December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan.

(4)  The above-reported options entitle Mr. McCubbin to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 300,000 common shares at a price of $0.17 per share through January
     2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii)
     200,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2,
     2001, with such shares vesting 100,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee.

(5) The above-reported options entitle Mr. Mirabile to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 300,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 200,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee.

     No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2002.


Employment Agreements and Arrangements

     On July 1, 2002, the Company entered into an employment agreement with Steve Komar, Chief Executive Officer for the Company. The employment agreement continues through July 1, 2003 with five renewable one-year options. The agreement provides for (1) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business;
(2) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of Company business; (3) reimbursement for additional actual business expenses consistent with the Company's existing policies that have been incurred for the benefit of the Company; (4) paid medical and other benefits consistent with the Company's existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and
(5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

     On September 1, 1999, the Company entered into employment agreements with each of Michael C. Higgins and James T. McCubbin. Mr. Higgins resigned his position with the Company on December 31, 2001. Mr. Higgins entered into a separation agreement that amended and superseded his employment agreement with the Company upon his resignation. The separation agreement contained non-competition, non-solicitation and non-disclosure provisions restricting Mr. Higgins from employment with any competing business, soliciting or diverting Company employees and customers to a competing business, soliciting or diverting Company employees and customers to a competing business or disclosing the Company's proprietary information to third parties during the term of the separation agreement. The separation agreement provided for a single payment of $95,625 by the Company to Mr. Higgins, representing six (6) months salary at his then current pay rate of $191,250 per annum and the Company paid benefits for six (6) months from his date of resignation in consideration for, among other things, the early termination of Mr. Higgins' employment agreement. In October 2001, Mr. McCubbin volunteered to reduce his current pay rate from $140,000 per annum to $119,000 per annum with an office expense allowance of $500 per month. In July of 2002, the Company entered into a new employment agreement with Mr. McCubbin that continues his current base pay rate of $119,000 per annum with an office expense allowance of $500.00 through July 2003 with five renewable one-year options.

     On December 14 1998, the Company entered into an employment agreement with Mark Mirabile, Vice President of Sales and Marketing for the Company. The employment agreement was for a three year term and expired on December 14, 2001. The agreement provided for a base salary of at least $130,000 plus a bonus of up to 30% of his annual gross salary bonus and an automobile expense in the amount of $500 per month. Mr. Mirabile voluntarily reduced his pay rate to $119,000 per annum and an automobile expense allowance in the amount of $500 per month. In July 2002, the Company entered into a new employment agreement with Mr. Mirabile that continues his current base pay rate of $119,000 per annum with an automobile allowance of $500.00 through July 2003 with five renewable one-year options.

Compensation Committee Report on Executive Compensation

     The Compensation Committee consists of Steve L. Komar, G.W. Norman Wareham and James Ritter. The Compensation Committee determines the compensation paid to the Chief Executive Officer and the other executive officers and consultants of the Company. Mr Komar, who is currently serving as the Chief Executive Officer of the Company, does not participate in the determination by the Committee of the compensation paid to the Chief Executive Officer. The Compensation Committee believes that for the Company to be successful long-term and for the Company to increase stockholder value, the Company must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

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

     Stock Options. In 1997, the Company adopted the 1997 Incentive Stock Plan to provide stock option awards to certain executives of the Company and its subsidiaries. The Compensation Committee believes that the granting of stock options is directly linked to increased executive commitment and motivation and to the long-term success of the Company. The Compensation Committee awards stock options to certain executives of the Company and its subsidiaries. Mr Komar,who is currently serving as the Chief Executive Officer of the Company, does not participate in the determination by the Committee of any stock options to be granted to the Chief Executive Officer. The Compensation Committee uses both subjective appraisals of the executive's performance and the Company's performance and financial success during the previous year to determine option grants.

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

     In early 2002, the Compensation Committee recommended to the Board of Directors and the Board of Directors approved a compensation package for the Company's Chief Operations Officer, Mark Mirabile, and the Company's Vice President and Chief Financial Officer, James McCubbin, that included a base salary of approximately $119,000 in 2002 for both Mr. Mirabile and Mr. McCubbin , plus a possible bonus for each of them of up to 100% of their base salary, which represented a decrease in the base salary for both such persons since 1999 due to the declining revenues of the Company . Mr. Mirabile and Mr. McCubbin both voluntarily reduced their base salaries in October 2001 to approximately $119,000 per annum. Receipt of the bonus is subject to the Company's achievement of certain performance criteria, including gross revenue and net income targets. If the performance criteria are not achieved or the executive is no longer employed by the Company (other than for cause termination), a bonus may be awarded in the discretion of the Compensation Committee. No bonuses were awarded in 2002.

     In determining the 2002 compensation packages for these executive officers, the Compensation Committee considered that the Company was conserving its cash and reducing its costs and expenses in response to declining revenues.

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

Stock Options

     1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company's 1997 Stock Incentive Plan (the "Incentive Plan"), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, "Stock Incentives"). The Incentive Plan is administered by a committee, which is presently comprised of Steve L. Komar, G.W. Norman Wareham and James Ritter, and provides for the grant of Stock Incentives officers, key employees and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value on the date granted; provided, however that Mr. Komar, who is currently serving as the Chief Executive Officer of the Company, does not participate in the determination by the committee of any Stock Incentives to be granted to the Chief Executive Officer. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the committee. As of March 17, 2002, options to purchase a total of 1,878,000 shares of Common Stock under the Incentive Plan, at prices ranging from $0.07 to $1.35 per share, were outstanding, of which options to purchase 1,025,673 shares were presently exercisable.

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

     The Director Plan is administered by a committee which presently consists of Messrs. Komar and McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan. As of December 31, 2002, options to purchase a total of 68,000 shares of Common Stock had been granted under the Director Plan, at prices ranging from $2.06 to $14.06 per share, of which options to purchase 68,000 shares were vested and presently exercisable.

Directors' Fees

     Directors who are not officers or employees of the Company receive an annual fee of $12,000.

Audit Committee Report

     Overview

     The Board of Directors has an Audit and Finance Committee, which conducted four meetings during 2002 and presently consists of Steve L. Komar, G.W. Norman Wareham and James Ritter. Mr. Komar is a director and also serves as the Chief Executive Officer of the Company. Mr. Wareham and Mr. Ritter are independent, non-employee directors. The Audit and Finance Committee is responsible for meeting with the Company's independent accountants to review the proposed scope of the annual audit of the Company's books and records, reviewing the findings of the independent accountants upon completion of the annual audit, and reporting to the Board of Directors with respect thereto. All of the members of the Audit Committee are considered by the Board to be financially literate and at least two, Mr. Wareham and Mr. Komar, are considered by the Board to have accounting or related financial management expertise.

Financial Statement Review.

     The Audit Committee has: (a) reviewed and discussed the audited financial statements with the management of the Company; (b) discussed with the Company's independent auditors, Grant Thornton LLP, the matters required to be discussed by Statement on Auditing Standards No. 61; (c) received from the Company's independent auditors the written disclosures and the letter required by Independence Standard Board Standard No. 1, and has discussed with the Company's independent auditors their independence; and (d) based on the review and discussions referred to in clauses (a), (b) and (c) above, recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for fiscal year 2002 for filing with the Securities and Exchange Commission.

Independent Auditors.

     The Company's Board of Director's appointed the accounting firm of Grant Thornton LLP to serve as the Company's independent accountants for the fiscal years ending December 31, 2002 and 2001. During the year ended December 31, 2000 Arthur Andersen LLP acted as the firm's independent accountants. Upon the recommendation of the Audit Committee, the Board has selected Grant Thornton LLP as the Company's independent auditor for fiscal year 2002.

     Audit Fees

     The Company paid Grant Thornton LLP approximately $32,000 in audit and review fees for fiscal year 2002.

     Financial Information Systems Design and Implementation Fees

     The Company did not pay Grant Thornton LLP any financial information systems design and implementation fees for fiscal year 2002.

     All Other Fees

     The Company did not pay Grant Thornton LLP any nonaudit fees for fiscal year 2002.

     Audit Committee Composition

     The foregoing report is submitted by the members of the Audit Committee:
G.W. Norman Wareham (Chairman), James Ritter, and Steve L. Komar.

                             STOCK PERFORMANCE CHART

     The following chart compares the cumulative total stockholder return for the Common Stock of the Company (and its predecessors) with the NASDAQ Stock market (U.S.) Index, the NASDAQ Computer & Data Processing Industry Index, the Russell 2000, and the RDG Technology Composite since December 31, 1997. The Company in an effort to provide a more relevant comparative return has included the Russell 2000 and the RDG Technology Composite.



                                [OBJECT OMITTED]



===========================================================================================
                                1997      1998        1999      2000       2001       2002
--------------------------------------------------------------------------------------------
WidePoint Corporation         $100.00    $ 53.21    $ 32.12    $  2.29    $  1.83    $  2.20
--------------------------------------------------------------------------------------------
NASDAQ (U.S.) Index            100.00     140.99     261.48     157.42     124.89      86.34
--------------------------------------------------------------------------------------------
NASDAQ C&DP Index              100.00     178.39     392.44     180.62     145.44     100.29
============================================================================================
Russell 2000                   100.00      97.45     118.17     114.60     117.45      93.39
============================================================================================
RDG Technology Composite       100.00     176.09     348.88     216.36     158.21      93.38

============================================================================================

     The foregoing Stock Performance Chart shall not be deemed to be filed with the Securities and Exchange Commission for purposes of the 1934 Act, nor shall such material be deemed to be incorporated by reference in any past or subsequent filing by the Company under the 1934 Act or the 1933 Act.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2002 were timely filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

     The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2002 by: (i) each person known by the Company to be the beneficial owner of 5% or more of such class of securities,
(ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                               Number of         Percent of
Directors, Nominees                            Shares of         Outstanding
and 5% Stockholders                         Common Stock(1)    Common Stock(1)
-------------------                         ---------------    ---------------

Michael C. Higgins (2)                         1,588,000            10.2%

Michael S. Cannon (3)                          1,046,730             7.4%

Steve L. Komar (4)                             1,193,000             5.7%

G.W. Norman Wareham (5)                           28,000             0.1%

James T. McCubbin (6)                          1,166,000             7.5%

James M. Ritter (7)                               13,500             0.1%

Mark Mirabile (8)                              1,436,000             9.2%

All directors and officers as a group
 (5 persons) (9)                               3,836,500            24.6%

(1) Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2) Includes (i) a stock option granted on December 31, 2001, to Mr. Higgins under the Incentive Plan to purchase 100,000 shares of stock at $0.17 until December 31, 2002.

(3) Mr. Cannon died in November 2001. The address of Mr. Cannon prior to his death was PMB 422, 12179 South Apopka Vineland Road, Orlando, Florida.

(4) Includes (i) 865,000 shares of Common Stock purchased by Mr. Komar from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 300,000 common shares at a price of $0.07 per share through July 7, 2012, pursuant to a stock option granted to him on July 7, 2002 under the Incentive Plan, and (iii) 200,000 shares at a price of $0.07 per share through July 7, 2012, under an option granted on July 7, 2002, with such shares vesting 100,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee,
     (iii) 12,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan,
     (iii) 6,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and (iv) 10,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan.

(5) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $14.06 per share until May 20, 2007, pursuant to a stock option granted to him on May 20, 1997 under the Director Plan, (ii) 6,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $7.66 per share until March 24, 2008, pursuant to a stock option granted to him on March 24, 1998 under the Director Plan, and (iii) 10,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $3.97 per share until December 10, 2008, pursuant to a stock option granted to him on December 10, 1998 under the Director Plan

(6) Includes (i) 865,000 shares of Common Stock purchased by Mr. McCubbin from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 300,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iii) includes 1,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 200,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2004 or by the earlier vesting by the Compensation Committee.

(7)  Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter and
     (ii) 12,000 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $2.06 per share until December 1, 2009, pursuant to a stock option granted to him on December 1, 1999 under the Director Plan. 1, 1999, with such shares vesting on December 1, 2001.

(8) Includes (i) 865,000 shares of Common Stock purchased by Mr. Mirabile from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 270,000 shares of Common Stock issued to Mr. Mirabile in connection with the Company's prior acquisition of Eclipse, (iii) includes 300,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iv) includes 1,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 200,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2004 or by the earlier vesting by the Compensation Committee.

(9)  Includes the shares referred to as included in notes (2), (4), (5), (6),
     (7), and (8) above. Does not include the shares referred to as not included in notes (3), (6), and (8) above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company's common stock on July 8, 2002).

There have been no other transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, greater than $60,000, to which the Company or any of its subsidiaries were a party involving any of the directors, executive officers, control persons, more than 5% security holder known to the registrant, or member of the immediate family of any of the foregoing persons.


ITEM 14. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by WidePoint in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that WidePoint's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in WidePoint's internal controls or in other factors that could significantly affect these controls.

Part IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Financial Statement Schedule

          (1)  Financial Statements:

               Report of Grant Thornton LLP, Independent Certified Public Accountants

               Report of Arthur Andersen LLP, Independent Public Accountants

               Consolidated Balance Sheets as of December 31, 2002 and 2001

               Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 2002, 2001, and 2000

               Consolidated Statements of Cash Flow for the Years Ended December 31, 2002, 2001, and 2000

               Notes to Consolidated Financial Statements



All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

          (b)  Reports on Form 8-K

               None

          (c) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

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

_____________________________________
*   Management contract or compensatory plan

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

   10.14 Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Reistration Statement on Form S-4 (File No. 333-29833).)

_____________________________________
*   Management contract or compensatory plan

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

_____________________________________
*   Management contract or compensatory plan

   10.22 Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

   10.23          Employment Agreement between ZMAX Corporation and Michael C.
                  Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

   10.24          Employment Agreement between ZMAX Corporation and James T.
                  McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

   10.25          Separation Agreement between WidePoint Corporation and Michael
                  C. Higgins, dated December 31, 2001.* (Incorporated herein by reference to Exhibit 10.25 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

   10.26 Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

   10.27 Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.27 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

   10.28 Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.28 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

   10.29 Stock Purchase Agreement between WidePoint Corporation and Steve Komar, dated July 7, 2002.* (Incorporated herein by reference to Exhibit 10.29 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

   10.30 Stock Purchase Agreement between WidePoint Corporation and Steve Komar, dated July 7, 2002.* (Incorporated herein by reference to Exhibit 10.30 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

   10.31 Stock Purchase Agreement between WidePoint Corporation and Steve Komar, dated July 7, 2002.* (Incorporated herein by reference to Exhibit 10.31 to Registrant's Report of Form 10-Q, as filed on August 15, 2002 (File No. 000-23967).)

_____________________________________
* - Management contract or compensatory plan

   21             Subsidiaries of WidePoint Corporation

   23.1           Consent of Grant Thornton LLP

   24             Schedule II Valuation and Qualifying Accounts

   99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

   99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

_________________________
* - Management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WidePoint Corporation

Date:    March 29, 2003            /s/ STEVE L. KOMAR
                                   ---------------------------------------------
                                   Steve L. Komar
                                   Chief Executive Officer

Date:      March 29, 2003          /s/ JAMES T. MCCUBBIN
                                   ---------------------------------------------
                                   James T. McCubbin
                                   Vice President - Principal Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 29, 2003             /s/STEVE L. KOMAR
                                   ---------------------------------------------
                                   Steve L. Komar
                                   Director and Chief Executive Officer

Dated:  March 29, 2003             /s/JAMES T. MCCUBBIN
                                   ---------------------------------------------
                                   James T. McCubbin
                                   Director, Vice President and Chief Financial
                                   Officer, Secretary and Treasurer

Dated:  March 29, 2003             /s/G.W. NORMAN WAREHAM
                                   ---------------------------------------------
                                   G.W. Norman Wareham
                                   Director

Dated:  March 29, 2003             /s/JAMES M. RITTER
                                   ---------------------------------------------
                                   James M. Ritter
                                   Director, Assistant Secretary

Dated:  March 29, 2003             /s/MARK MIRABILE
                                   ---------------------------------------------
                                   Mark Mirabile
                                   Director, Vice President and Chief Operations
                                   Officer

                                 CERTIFICATIONS

I, Steve L. Komar, certify that:

1. I have reviewed this annual report on Form 10-K of WidePoint Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/29/03

/s/ STEVE L. KOMAR
-----------------------------------
Steve L. Komar
Chief Executive Officer

                                 CERTIFICATIONS

I, James T. McCubbin, certify that:

1. I have reviewed this annual report on Form 10-K of WidePoint Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/29/03

/s/ JAMES T. MCCUBBIN
-------------------------------------
James T. McCubbin
Chief Financial Officer and Corporate
 Treasurer and Secretary