Form 10-Q
period 2003-03-31
WIDEPOINT CORP
filed 2003-05-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      March 31, 2003
                                   ---------------------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                   ----------------   ----------------

                        Commission file number 000-23967
                                              ------------------------------

                              WIDEPOINT CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          52-2040275
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        One Lincoln Centre,
      18W140 Butterfield Road,
           Suite 1100,
       Oakbrook Terrace, Ill                                      60181
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003
                                                     ---------------

                             One Mid America Plaza,
                                   Suite 403,
                          Oakbrook Terrace, Ill 60181
            -------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes    No X
                                                                     ---   ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2003:
15,579,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2003
   (unaudited) and December 31, 2002 (audited)                                 1

Condensed Consolidated Statements of Operations for the three
   months ended March 31, 2003, and 2002 (unaudited)                           2

Condensed Consolidated Statements of Cash Flows for the three
   months ended March 31, 2003, and 2002 (unaudited)                           3

Notes to Condensed Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                          14

Item 4.  Controls and Procedures                                              14

Part II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16
----------

CERTIFICATIONS                                                                17
--------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   WIDEPOINT CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31,          December 31,
                                                                        2003                 2002
                                                                   ----------------    ------------------
                                ASSETS                               (unaudited)           (audited)
Current assets:
    Cash and cash equivalents                                         $  1,174,191         $   1,208,660
    Accounts receivable,
        net of allowance of $3,350 and $3,950, respectively                359,655               394,227
    Prepaid expenses and other assets                                       42,827                66,480
                                                                   ----------------    ------------------
    Total current assets                                                 1,576,673             1,669,367

Property and equipment, net                                                 14,719                11,965
Other assets                                                               242,806               240,536
                                                                   ----------------    ------------------

    Total assets                                                      $  1,834,198         $   1,921,868
                                                                   ================    ==================

             LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $     54,115         $      78,384
    Accrued expenses                                                       248,158               243,611
    Current portion of capital lease obligation                              2,581                 6,421
                                                                   ----------------    ------------------
    Total current liabilities                                              304,854               328,416
                                                                   ----------------    ------------------

Long-term capital lease obligation, net of current portion                       -                    --
                                                                   ----------------    ------------------
    Total liabilities                                                      304,854               328,416


Shareholders' equity
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
            None issued and outstanding                                   -                    -
    Common stock, $0.001 par value, 50,000,000 shares authorized,
           15,579,913 shares issued and outstanding
           as of March 31, 2003 and December 31, 2002.                      15,580                15,580
    Additional paid-in capital                                          42,110,539            42,110,539
    Accumulated deficit                                                (40,596,775)          (40,532,667)
                                                                   ----------------    ------------------

  Total shareholders' equity                                             1,529,344             1,593,452
                                                                   ----------------    ------------------

Total liabilities & shareholders' equity                              $  1,834,198         $   1,921,868
                                                                   ================    ==================

                         The accompanying notes are an integral part of these statements.


                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended March 31,
                                                          -----------------------------------
                                                               2003                2002
                                                          ----------------   ----------------
                                                                      (unaudited)

Revenues                                                     $    922,652       $    862,760

Operating expenses:
     Cost of sales                                                676,454            540,226
     Sales and marketing                                          126,046            118,738
     General & administrative                                     184,228            280,543
     Depreciation & amortization                                    3,180             21,468
                                                          ----------------   ----------------

           Loss from operations                                   (67,256)           (98,215)

Other income (expenses):
        Interest income                                             3,667              5,036
        Interest expense                                             (519)              (723)
                                                          -----------------  -----------------

Net loss                                                     $    (64,108)       $   (93,902)
                                                          =================  =================

Basic and diluted net loss per share                         $      (0.00)       $     (0.01)
                                                          =================  =================

Basic and diluted weighted average shares outstanding          15,579,913         12,984,913
                                                          =================  =================





             The accompanying notes are an integral part of these consolidated statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Three Months Ended March 31,
                                                          -----------------------------------
                                                               2003                2002
                                                          ----------------   ----------------
                                                                      (unaudited)


Cash flows from operating activities:
    Net loss                                                $      (64,108)    $      (93,902)
    Adjustments to reconcile net loss to net cash
        Depreciation and amortization expense                        3,180             21,468

    Changes in assets and liabilities
        Accounts receivable                                         34,572           (111,683)
        Prepaid expenses                                            23,653              7,349
        Other assets                                                (2,270)           (10,997)
        Accounts payable and accrued expenses                      (19,722)          (208,969)
                                                          ----------------   ----------------

            Net cash used in operating activities           $      (24,695)    $     (396,734)
                                                          ----------------   ----------------

    Net cash used in investing activities:
        Purchase of property and equipment                          (5,934)                 -
                                                          ----------------   ----------------

            Net cash used in investing activities           $       (5,934)    $            -
                                                          ----------------   ----------------

    Net cash used in financing activities
        Net payments on long-term obligations                       (3,840)            (4,970)
                                                          ----------------   ----------------

            Net cash used in financing activities           $       (3,840)    $       (4,970)
                                                          ----------------   ----------------

    Net decrease in cash                                    $      (34,469)    $     (401,704)
                                                          ----------------   ----------------

    Cash, beginning of period                               $    1,208,660     $    1,563,544
                                                          ----------------   ----------------

    Cash, end of period                                     $    1,174,191     $    1,161,840
                                                          ================   ================



       The accompanying notes are an integral part of these consolidated statements.


                     WIDEPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2002, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations, and help maintain a competitive edge in today's rapidly changing technological environment.

From 1999 through 2002 the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the corporate name and organizational structure, and implementing a strategy that was responsive to the evolving requirements of the Company's markets, customers, asset base, and capital structure.

During 2002 and into 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and as a result a decrease in demand for the IT services that the Company provides to it customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, and the initiation and expansion of several alliances to expand the Company's ability to provide expanded services and reach to a wider group of new customers.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At March 31, 2003 and December 31, 2002, cash and cash equivalents included $1,174,191 and $1,208,660, respectively, on investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company's accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and state government. As of March 31, 2003, three customers represented 35%, 11%, and 10% percent of accounts receivable, respectively. As of March 31, 2002, three customers individually represented 20%, 16%, and 14%, respectively, of accounts receivable.

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The following table sets forth the rolling forward balances of the Allowance for doubtful accounts of the Company.

                                                                          Additions
                                                        Balance at       Charged to                        Balance at
                                                       Beginning of       Costs and                          End of
                    Description                           Period          Expenses         Deductions        Period
--------------------------------------------------     ------------      -----------       ----------      ----------
For the quarter ended March 31, 2002,
   Allowance for doubtful accounts................     $    30,000        $      -           $    -         $ 30,000

For the quarter ended March 31, 2003,
   Allowance for doubtful accounts................     $     3,950        $    189           $  789         $  3,350

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2003 and 2002, unbilled accounts receivable totaled $0 and $3,725, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of March 31, 2003, due to their short-term nature.

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

Significant Customers

During the first quarter of 2003, four customers individually represented 20%, 16%, 13%, and 10% percent of revenue. During the first quarter of 2002, four customers individually represented 14%, 14%, 13.5%, and 10% percent of revenue.


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

                                                                        Quarter ended
                                                                          March 31,
                                                               --------------------------------

                                                                   2003             2002
        Net loss, as reported                                    $ 64,108         $ 93,902

        Deduct:  Total stock-based employee
        compensation expense determined under fair
        value based method for awards granted,
        modified, or settled, net of related tax effects          152,363          161,045

        Pro forma net loss                                       $216,460         $254,947

        Earnings per share:
        Basic and diluted - as reported                          $ (0.00)         $  (0.01)
        Basic and diluted - pro forma                            $ (0.01)         $  (0.02)



The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the quarters ended March 31, 2003 and 2002:

                                               2003                   2002
                                               ----                   ----
Dividend yield                                  -                      -
Risk-free interest rate (%)                2.70 - 4.13%           2.70 - 4.13%
Volatility factor (%)                          156%                   156%
Expected life in years                           5                     5


Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,816,000 and 2,845,500 shares of common stock outstanding at March 31, 2003 and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations, and help maintain a competitive edge in today's rapidly changing technological environment.

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

From 1999 through 2002 the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the corporate name and organizational structure, and implementing a strategy that was responsive to the evolving requirements of the Company's markets, customers, asset base, and capital structure.

During 2002 and into 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and as a result a decrease in demand for the IT services that the Company provides to it customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, and the initiation and expansion of several alliances to expand the Company's ability to provide expanded services and reach to a wider group of new customers.

For the quarter ended March 31, 2003 revenue was approximately $923,000 as compared to revenue of approximately $863,000 for the quarter ended March 31, 2002. The revenue growth was attributable a greater number of billable hours by consultants in the quarter ending March 31, 2003 as compared to the quarter ended March 31, 2002. The Company continues to witness constrained demand for its consultants as a result of the continuing constrained technology investment environment in the marketplace and anticipates weakness to continue into the second quarter of the year. As a result of the current diminished demand for the Company's consultants and services, the Company has undertaken several initiatives to expand its reach into new marketplaces to mitigate and enhance its ability to expand revenues in the future.

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

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients and by effectively managing general overhead costs. During this economic slowdown the Company has witnessed a degradation of its operating margins and continues to experience margin pressures for the services that the Company offers. To be successful the Company must continue to win new business, expand its revenues, and manage its operating margins along with its general overhead costs to mitigate the Company's losses and restore positive cashflow and earnings growth.

Results of Operations

Three Months Ended March 31, 2003 as Compared to Three Months Ended
-------------------------------------------------------------------
March 31, 2002
--------------

     Revenue. Revenue for the three month period ended March 31, 2003 was approximately $923,000 as compared to approximately $863,000 for the three month period ended March 31, 2002. The revenue growth was attributable to a greater number of billable hours by consultants in the quarter ending March 31, 2003 as compared to the quarter ended March 31, 2002.

     Gross profit. Gross profit for the three month period ended March 31, 2003, was approximately $246,000, or 27% of revenues, a decrease of approximately $77,000 from gross profit of approximately $323,000, or 37% of revenues, for the three month period ended March 31, 2002. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that are present within the current marketplace for the company's services.

     Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 2003, were approximately $126,000, or 14% of revenues, an increase of approximately $7,000, as compared to approximately $119,000, or 14% of revenues, for the three month period ended March 31, 2002. The increase was materially attributable to additional sales and marketing expenses related to the launch of our federal initiative.

     General and administrative. General and administrative expenses for the three month period ended March 31, 2003, were approximately $184,000, or 20% of revenues, a decrease of approximately $97,000, as compared to approximately $281,000, or 33% of revenues, incurred by the Company for the three month period ended March 31, 2002. The decrease in general and administrative expenses for the three months ended March 31, 2003, was primarily attributable to an increase in utilization of our consultants which resulted in a decrease in non billable labor expenses and a decrease in general overhead expenses materially due to a reduction in office rent expense as a result of the re-location of the Company's offices to a less costly location.

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2003, was $3,180, or less than 1% of revenues, a decrease of $18,288, as compared to $21,468 of such expenses, or 2% of revenues, incurred by the Company for the three month period ended March 31, 2002. The decrease in depreciation and amortization expenses for the three month period ended March 31, 2003, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

     Other income (expense). Interest income for the three month period ended March 31, 2003, was $3,667, or less than 1% of revenues, a decrease of $1,369 as compared to $5,036, or less than 1% of revenues, for the three month period ended March 31, 2002. The decrease in interest income for the three month period ended March 31, 2003, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts. Interest expense for the three month period ended March 31, 2003, was $519, a decrease of $204, as compared to $723, or less than 1% of revenues, for the three month period ended March 31, 2001. The decrease in interest expense for the three months ended March 31, 2003, was primarily attributable to a lesser interest expense component associated with the Company's capital lease obligations.

     Net loss. As a result of the above, the net loss for the three month period ended March 31, 2003, was approximately $64,000 as compared to the net loss of approximately $94,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to a convertible exchangeable debenture.

Cash used in operating activities for the quarter ended March 31, 2003, was approximately $25,000 as compared to cash used in operating activities of approximately $397,0000 for the quarter ended March 31, 2002. The decrease in cash used by operations during the first quarter of 2003 as compared to the first quarter of 2002 was primarily a result of a decrease in the number of days which accounts receivable remained outstanding, a reduction in accounts payable and accrued expenses, and a reduction in losses. There was no material amount of capital expenditures on property for the quarters ended March 31, 2003 and 2002.

As of March 31, 2003, the Company had net working capital of approximately $1.3 million. The Company's primary source of liquidity consists of approximately $1.2 million in cash and cash equivalents and approximately $0.4 million of accounts receivable. The Company's current liabilities include $0.3 million in accounts payable and accrued expenses.

The market for the Company's services is experiencing an environment of constrained technology investment as a result of an economic slowdown that has reduced new technology initiatives. As a result of this negative environment, the demand for IT consultants ranging from software programmers to network engineers has been negatively effected. This has reduced demand for the Company's Consultants as well as created downward pricing pressures and an increase in competition from both domestic and foreign firms for the diminished amount of new and ongoing IT initiatives. The Company anticipates in the future a reversal of these negative events as economic growth is restored and the constrained environment in new technology initiatives ebb. Therefore, the Company's business environment is characterized by rapid technological changes and experiences times of high growth and contraction.

During 2002 and 2003 the Company has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services.

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

This report contains forward-looking statements setting forth the Company's beliefs or expectations relating to future revenues, profitability, and performance. Statements that contain words such as `believes", "expects", "anticipates", "intends", "estimates", or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Actual results may differ materially from projected or expected results due to changes in the demand for the Company's products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing of the Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms. Further, the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, are not aware of any significant changes in disclosure controls and procedures subsequent to the evaluation date.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is periodically a party to disputes arising from normal business activities. In the opinion of management, resolution of these matters will not have a material adverse effect upon the financial position or future operating results of the Company and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

       99.1   Certificate of the Chief Executive Officer
       99.2   Certificate of the Chief Financial Officer

(b)  Reports on Form 8-K
     -------------------

       None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WIDEPOINT CORPORATION


Date: May 14, 2003                    /s/ STEVE L. KOMAR
                                      ------------------------------------------
                                          Steve L. Komar
                                          President and Chief Executive Officer



                                      /s/ JAMES T. MCCUBBIN
                                      ------------------------------------------
                                          James T. McCubbin
                                          Vice President - Principal Financial
                                          and Accounting Officer

                                 CERTIFICATIONS
                                 --------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ STEVE L. KOMAR
------------------
Steve L. Komar
Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JAMES T. MCCUBBIN
--------------------
James T. McCubbin
Chief Financial Officer and Corporate Treasurer and Secretary