Form 10-Q
period 2003-06-30
WIDEPOINT CORP
filed 2003-08-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 2003

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number 000-23967

                              WIDEPOINT CORPORATION
             ------------------------------------------------------
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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2003: 15,579,913 shares of common stock, $.001 par value per share.

                              WIDEPOINT CORPORATION

                                      INDEX
                                                                        Page No.
Part I.           FINANCIAL INFORMATION
---------------------------------------

Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003,
         (unaudited) and December 31, 2002                                     1

Condensed Consolidated Statements of Operations for the three
         and six months ended June 30, 2003 and 2002 (unaudited)               2

Condensed Consolidated Statements of Cash Flows for the three
         and six months ended June 30, 2003 and 2002 (unaudited)               3

Notes to Condensed Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                          16

Item 4.  Controls and Procedures                                              16

Part II.          OTHER INFORMATION
-----------------------------------

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

CERTIFICATIONS                                                                19

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                     WIDEPOINT CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,           December 31,
                                                                              2003                 2002
                                                                        ----------------    ------------------
                               ASSETS                                     (unaudited)

Current assets:
        Cash and cash equivalents                                           $  1,082,348          $  1,208,660
        Accounts receivable,
            net of allowance of $2,450 and $3,950, respectively                                        394,227
                                                                                 417,900
        Prepaid expenses and other assets                                         47,606                66,480
                                                                        ----------------    ------------------
        Total current assets                                                   1,547,854             1,669,367

Property and equipment, net                                                       13,128                11,965
Other assets                                                                     245,077               240,536
                                                                        ----------------    ------------------

         Total assets                                                       $  1,806,059          $  1,921,868
                                                                        ================    ==================

                  LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                   $     63,881          $     78,384
         Accrued expenses                                                        267,926               243,611
         Current portion of capital lease obligation                                 648                 6,421
                                                                        ----------------    ------------------
         Total current liabilities                                               332,455               328,416

Shareholders' equity
           Preferred stock, $0.001 par value, 10,000,000 shares
authorized,
                 None issued and outstanding                                           -                     -
         Common stock, $0.001 par value, 50,000,000 shares authorized,
                15,579,913 shares issued and outstanding
                as of June 30, 2003 and December 31, 2002.                        15,580                15,580
         Additional paid-in capital                                           42,110,539            42,110,539
         Accumulated deficit                                                 (40,652,515)          (40,532,667)
                                                                        ----------------    ------------------

         Total shareholders' equity                                            1,473,604             1,593,452
                                                                        ----------------    ------------------

Total liabilities & shareholders' equity                                    $  1,806,059          $  1,921,868
                                                                        ================    ==================

        The accompanying notes are an integral part of these statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                         ---------------------------------------------------------------
                                                              2003             2002           2003           2002
                                                         ---------------------------------------------------------------
                                                                                  (unaudited)
Revenues                                                    $   815,232      $   839,135    $ 1,737,883    $ 1,701,895
Operating expenses:
          Cost of sales                                         595,973          578,083      1,272,427      1,174,835
          Sales and marketing
                                                                111,681          140,295        237,727        280,972
          General & administrative                              163,142          160,306        347,368        362,281
          Depreciation & amortization                             3,459           15,557          6,639         37,024
                                                         ---------------------------------------------------------------

                Loss from operations                            (59,023)         (55,106)      (126,278)      (153,217)
Other income (expenses), net:
            Interest income (expenses), net                       3,283            3,933          6,430          8,142
                                                         ---------------------------------------------------------------
Net loss                                                    $   (55,740)     $   (51,173)   $  (119,848)   $  (145,075)
                                                         ===============================================================

Basic and diluted net loss per share                        $     (0.00)     $     (0.00)   $     (0.01)   $     (0.01)
                                                         ===============================================================

Basic and diluted weighted average shares outstanding        15,579,913       12,984,913     15,579,913     12,984,913
                                                         ===============================================================

  The accompanying notes are an integral part of these consolidated statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months                     Six Months
                                                           Ended June 30,                  Ended June 30,
                                                   ---------------------------------------------------------------
                                                         2003            2002           2003           2002
                                                   ---------------------------------------------------------------
                                                                            (unaudited)
Cash flows from operating activities:

    Net loss                                          $    (55,740)   $    (51,173)   $  (119,848)   $  (145,075)
    Adjustments to reconcile net loss to net cash
        Depreciation and amortization expense                3,459          15,557          6,639
                                                                                                          37,024

    Changes in assets and liabilities
        Accounts receivable                                                 36,069
                                                           (58,245)                       (23,673)       (75,614)
        Prepaid expenses                                    (4,779)        (36,160)        18,874        (28,811)
        Other assets                                        (2,272)         13,631         (4,541)         2,633
        Accounts payable and accrued expenses                6,292         (55,653)       (13,431)      (261,105)
                                                   ---------------------------------------------------------------

            Net cash used in operating activities     $   (111,285)   $    (77,729)   $  (135,980)   $  (470,948)
                                                   ---------------------------------------------------------------
    Net cash used in investing activities:
        Purchase of property and equipment                  (1,868)              -         (7,802)             -
                                                   ---------------------------------------------------------------

            Net cash used in investing activities     $     (1,868)   $          -    $    (7,802)   $         -
                                                   ---------------------------------------------------------------
    Net cash used in financing activities
        Net borrowings on notes payable                     23,243          55,825         23,243         55,825
        Net payments on long-term obligations               (1,933)         (1,924)        (5,773)       (10,409)
                                                   ---------------------------------------------------------------

            Net cash provided                         $     21,310    $     53,901    $    17,470    $    45,416
                by financing activities
                                                   ---------------------------------------------------------------

    Net decrease in cash                              $    (91,843)   $    (23,828)   $  (126,312)   $  (425,532)
                                                   ---------------------------------------------------------------

    Cash, beginning of period                         $  1,174,191    $  1,161,840    $ 1,208,660     $ 1,563,544
                                                   ---------------------------------------------------------------

    Cash, end of period                               $  1,082,348    $  1,138,012    $ 1,082,348     $ 1,138,012
                                                   ===============================================================

  The accompanying notes are an integral part of these consolidated statements.

                     WIDEPOINT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2002, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today's rapidly changing technological environment.

From 1999 through 2002, the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the corporate name and organizational structure and implementing a strategy that was responsive to the evolving requirements of the Company's markets, customers, asset base and capital structure.

During 2002 and 2003, the Company has witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result has both reduced gross margins and decreased demand for the IT services that the Company provides to it's customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas and the initiation and expansion of several alliances to expand the Company's ability to provide expanded services and reach to a wider group of new customers.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At June 30, 2003 and 2002, cash and cash equivalents included $1,081,817 and $1,040,280, respectively, on investments in overnight sweep accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company's accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and other service companies. As of June 30, 2003, four customers represented 23%, 13%, 11% and 10% percent of accounts receivable, respectively. As of June 30, 2002, two customers individually represented 27% and 25%, respectively of accounts receivable.

Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The following table sets forth the rolling forward balances of the Allowance for doubtful accounts of the Company.


                                                                          Additions
                                                        Balance at       Charged to                        Balance at
                                                       Beginning of       Costs and                          End of
                    Description                           Period          Expenses         Deductions        Period
--------------------------------------------------     ------------      ----------        ----------      ----------
For the quarter ended June 30, 2002,
   Allowance for doubtful accounts................       $ 30,000          $     -           $    -         $ 30,000

For the quarter ended June 30, 2003,
   Allowance for doubtful accounts................       $  3,350          $   356           $1,256         $  2,450

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. There were no unbilled accounts receivable at June 30, 2003 and June 30, 2002, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of June 30, 2003, due to their short-term nature.

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

Significant Customers

During the second quarter of 2003, six customers individually represented 18%, 15%, 12%, 11%, 11% and 11% percent of revenue. During the second quarter of 2002, four customers individually represented 26%, 16%, 14% and 11% percent of revenue. For the six months ended June 30, 2003, six customers individually represented 17%, 16%, 14%, 11%, 10% and 10%, respectively, of revenue. For the six months ended June 30, 2002, three customers individually represented 19%, 14% and 12%, respectively, of revenue.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce it's net deferred taxes by a 100% valuation allowance.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," using the assumptions described below, to its stock-based employee plans.


                                                                   Three Months ended                Six Months ended
                                                                        June 30,                         June 30,
                                                            ---------------------------------- -----------------------------

                                                                  2003             2002            2003           2002

        Net loss, as reported                                    $55,740          $51,173        $119,848       $145,075

        Deduct:  Total stock-based employee
        compensation expense determined under fair
        value based method for awards granted,
        modified, or settled, net of related tax
        effects                                                  152,364          161,045         304,727        322,090
                                                                --------         --------        --------       --------

        Pro forma net loss                                      $208,104         $212,218        $424,575       $467,165

        Earnings per share:
        Basic and diluted - as reported                           $(0.00)          $(0.00)         $(0.01)        $(0.01)

        Basic and diluted - pro forma                             $(0.01)          $(0.01)         $(0.03)        $(0.04)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three and six months ended June 30, 2003 and 2002:

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


Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,816,000 and 2,427,000 shares of common stock outstanding at June 30, 2003 and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Reclassifications

Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.

New accounting pronouncements

In 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SEAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. We do not have any material investments in variable interest entities; therefore, the adoption of this interpretation will have no impact on our consolidated financial position or results of operations.

In 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure", which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

Pursuant to SFAS No. 148, we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

In 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"; and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

In 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

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

Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology ("IT") solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today's rapidly changing technological environment.

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

From 1999 through 2002, the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the Corporate name and organizational structure and implementing a strategy that was responsive to the evolving requirements of the Company's markets, customers, asset base, and capital structure.

During 2002 and 2003, the Company has witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result has both reduced gross margins and decreased demand for the IT services that the Company provides to it customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, and the initiation and expansion of several alliances to expand the Company's ability to provide expanded services and reach to a wider group of new customers.

For the Quarter ended June 30, 2003, revenue was approximately $815,000 as compared to revenue of approximately $839,000 for the Quarter ended June 30, 2002. For the six months ended June 30, 2003, revenue was approximately $1,738,000 as compared to revenue of approximately $1,702,000 for the six months ended June 30, 2002. The decrease in revenues in both the second quarter and for the six months ended June 30, 2002, was attributable to a lower average bill rate that was only partially offset by more billable hours worked in the second quarter of 2003 as compared to the second quarter of 2002. While the Company has witnessed an improvement in billable hours worked during the second quarter of 2003 as compared to the second quarter of 2002, the continued weakness within the IT marketplace continues to create negative pricing pressures and an increase in competitiveness that creates a more difficult environment to expand revenues for the Company. The Company anticipates these trends will continue into the second half of the year and as a result the Company continues to develop several initiatives to expand its reach into new marketplaces that may assist the Company in enhancing its ability to expand revenues in the future.

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

The Company's profitability depends upon both the volume of services performed and the Company's ability to manage costs. Because a significant portion of the Company's cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients and by effectively managing general overhead costs. During this economic slowdown within the IT marketplace the Company has witnessed a degradation of its operating margins and continues to experience margin pressures for the services that the Company offers. To be successful the Company must continue to win new business, expand its revenues, and manage its operating margins along with its general overhead costs to mitigate the Company's losses and restore positive cashflow and earnings growth.

Results of Operations

Three Months Ended June 30, 2003, as Compared to Three Months Ended June 30,
----------------------------------------------------------------------------
2002
----

     Revenue. Revenue for the three month period ended June 30, 2003, was approximately $815,000 as compared to approximately $839,000 for the three month period ended June 30, 2002. The revenue decline was attributable to a lower average bill rate partially offset by an increase in billable hours for its consultants in the Quarter ending June 30, 2003, as compared to the Quarter ended June 30, 2002.

     Gross profit. Gross profit for the three month period ended June 30, 2003, was approximately $219,000, or 27% of revenues, a decrease of approximately $42,000 from gross profit of approximately $261,000, or 31% of revenues, for the three month period ended June 30, 2002. The decline in gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures present within the current IT marketplace that the Company cannot fully offset by reducing direct expenses.

     Sales and marketing. Sales and marketing expenses for the three month period ended June 30, 2003, were approximately $112,000, or 14% of revenues, a decrease of approximately $28,000, as compared to approximately $140,000, or 17% of revenues, for the three month period ended June 30, 2002. The decrease was materially attributable to a reduction in sales payroll and commission expenses as a result of lesser revenues that were partially offset by an increase in sales and marketing expenses related to the launch of our federal initiative during the 1st half of 2003.

     General and administrative. General and administrative expenses for the three month period ended June 30, 2003, were approximately $163,000, or 20% of revenues, an increase of approximately $3,000, as compared to approximately $160,000, or 19% of revenues, incurred by the Company for the three month period ended June 30, 2002. The increase in general and administrative expenses for the three months ended June 30, 2003, was primarily attributable to increases in consulting, rent, and benefit expenses partially offset by decreases in labor, legal and communication expenses as a result of the Company's continued effort to align general and administrative expenses with future business planning efforts.

     Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2003, were $3,459, or less than 1% of revenues, a decrease of $12,098, as compared to $15,557 of such expenses, or 2% of revenues, incurred by the Company for the three month period ended June 30, 2002. The decrease in depreciation and amortization expenses for the three month period ended June 30, 2003, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

     Other income (expense). Interest income (expense), net for the three month period ended June 30, 2003, was $3,283, or less than 1% of revenues, a decrease of $650 as compared to $3,933, or less than 1% of revenues, for the three month period ended June 30, 2002. The decrease in interest income for the three month period ended June 30, 2003, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

     Net loss. As a result of the above, the net loss for the three month period ended June 30, 2003, was approximately $56,000 as compared to the net loss of approximately $51,000 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003, as Compared to Six Months Ended June 30, 2002
-----------------------------------------------------------------------------

     Revenue. Revenue for the six month period ended June 30, 2003, was approximately

$1,738,000 as compared to approximately $1,702,000 for the six month period ended June 30, 2002. The revenue increase was attributable to a greater number of billable hours by consultants in the six months ending June 30, 2003 as compared to the six months ended June 30, 2002.

     Gross profit. Gross profit for the six month period ended June 30, 2003, was approximately $465,000, or 27% of revenues, a decrease of approximately $62,000 from gross profit of approximately $527,000, or 31% of revenues, for the six month period ended June 30, 2002. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that are present within the current IT marketplace for the Company's services.

     Sales and marketing. Sales and marketing expenses for the six month period ended June 30, 2003, were approximately $238,000, or 14% of revenues, a decrease of approximately $43,000, as compared to approximately $281,000, or 17% of revenues, for the six month period ended June 30, 2002. The decrease was materially attributable to a reduction in labor and commission expenses that were partially offset by an increase in expenses related to the launch of our federal initiative.

     General and administrative. General and administrative expenses for the six month period ended June 30, 2003, were approximately $347,000, or 20% of revenues, a decrease of approximately $15,000, as compared to approximately $362,000, or 21% of revenues, incurred by the Company for the six month period ended June 30, 2002. The decrease in general and administrative expenses for the six months ended June 30, 2003, was primarily attributable to reductions in labor, legal and communication expenses which were partially offset by increases in benefit expenses.

     Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2003, were $6,639, or less than 1% of revenues, a decrease of $30,385, as compared to $37,024 of such expenses, or 2% of revenues, incurred by the Company for the six month period ended June 30, 2002. The decrease in depreciation and amortization expenses for the six month period ended June 30, 2003, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

     Other income (expense). Interest income (expense), net for the six month period ended June 30, 2003, was $6,430, or less than 1% of revenues, a decrease of $1,712 as compared to $8,142, or less than 1% of revenues, for the six month period ended June 30, 2002. The decrease in interest income (expense), net for the six month period ended June 30, 2003, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

     Net loss. As a result of the above, the net loss for the six month period ended June 30, 2003, was approximately $120,000 as compared to the net loss of approximately $145,000 for the six months ended June 30, 2002.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to a convertible exchangeable debenture.

Cash used in operating activities for the quarter ended June 30, 2003, was approximately $111,000 as compared to cash used in operating activities of approximately $78,000 for the quarter ended June 30, 2002. The increase in cash used by operations during the second quarter of 2003 as compared to the second quarter ending 2002 was primarily a result of a increase in days sales outstanding in accounts receivable, a reduction in accounts payable and accrued expenses and a reduction in losses. There was no material amount of capital expenditures on property for the quarters ended June 30, 2003 and 2002.

As of June 30, 2003, the Company had net working capital of approximately $1.2 million. The Company's primary source of liquidity consists of approximately $1.1 million in cash and cash equivalents and approximately $0.4 million of accounts receivable. The Company's current liabilities include $0.3 million in accounts payable and accrued expenses.

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

During 2002 and 2003, the Company has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company's future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company's services.

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term, however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003, that has materially affected and is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K
     -------------------
     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WIDEPOINT CORPORATION


Date:    August 14, 2003               /s/ STEVE L. KOMAR
                                       ------------------
                                       Steve L. Komar
                                       President and Chief Executive Officer



                                       /s/ JAMES T. MCCUBBIN
                                       ---------------------
                                       James T. McCubbin
                                       Vice President - Principal
                                       Financial and Accounting Officer