Form 10-Q
period 2003-09-30
WIDEPOINT CORP
filed 2003-11-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:   (630) 629-0003

One Mid America Plaza, Suite 403, Oakbrook Terrace, Ill	60181
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
Yes              No      X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003: 15,579,913 shares of common stock, $.001 par value per share.

WIDEPOINT CORPORATION

PART 1. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,104,274	$1,208,660
Accounts receivable,
net of allowance of $1,800 and $3,950, respectively	315,279	394,227
Prepaid expenses and other assets	36,487	66,480

Total current assets	1,456,040	1,669,367
Property and equipment, net	9,742	11,965
Other assets	180,225	240,536

Total assets	$1,646,007	$1,921,868

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,554	$78,384
Accrued expenses	227,591	243,611
Current portion of capital lease obligation	--	6,421

Total current liabilities	245,145	328,416
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares
authorized,
None issued and outstanding	--	--
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,579,913 shares issued and outstanding
as of September 30, 2003 and December 31, 2002	15,580	15,580
Additional paid-in capital	42,110,539	42,110,539
Accumulated deficit	(40,725,257)	(40,532,667)

Total shareholders' equity	1,400,862	1,593,452

Total liabilities & shareholders' equity	$1,646,007	$1,921,868

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues	$759,262	$916,781	$2,497,145	$2,618,676
Operating expenses:
Cost of sales	562,107	657,518	1,834,534	1,832,353
Sales and marketing	101,021	130,735	338,748	411,707
General & administrative	167,535	121,748	516,404	484,132
Depreciation & amortization	3,386	10,017	10,025	47,042

Loss from operations	(74,787)	(3,237)	(202,566)	(156,558)

Other income (expenses), net:
Interest income (expenses), net	2,045	3,872	9,976	12,118

Net (loss)/income	$(72,742)	$635	$(192,590)	$(144,440)

Basic and diluted net loss per share	$(0.00)	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	15,579,913	15,406,913	15,579,913	13,711,513

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(unaudited)
Cash flows from operating activities:
Net (loss)/profit	$(72,742)	$635	$(192,590)	$(144,440)
Adjustments to reconcile net (loss)/ profit
to net cash provided (used in) operating
activities
Depreciation and amortization expense	3,386	10,017	10,025	47,042
Changes in assets and liabilities
Accounts receivable	102,621	10,972	78,948	(64,642)
Prepaid expenses	11,119	(12,345)	29,993	(41,156)
Other assets	64,852	(4,419)	60,311	1,498
Accounts payable and accrued expenses	(79,083)	(3,997)	(92,513)	(273,032)

Net cash provided by/(used in)
operating activities	$30,153	$863	$(105,826)	$(474,730)

Net cash used in investing activities:
Purchase of property and equipment	--	--	(7,802)	--

Net cash used in investing activities	$--	$--	$(7,802)	$--

Net cash (used in)/ provided by financing
Activities
Net (payments)/borrowings on
promissory notes	(7,579)	(28,325)	15,663	27,500
Net payments on long-term obligations	(648)	(657)	(6,421)	(6,421)

Net cash (used in)/provided by
financing activities	$(8,227)	$(28,982)	$9,242	$21,079

Net increase/(decrease) in cash	$21,926	$(28,119)	$(104,386)	$(453,651)

Cash and equivalents, beginning of period	$1,082,348	$1,138,012	$1,208,660	$1,563,544

Cash and equivalents, end of period	$1,104,274	$1,109,893	$1,104,274	$1,109,893

        The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2002, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today’s rapidly changing technological environment.

From 1999 through 2002, the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the corporate name and organizational structure and implementing a strategy that was responsive to the evolving requirements of the Company’s markets, customers, asset base and capital structure.

During 2002 and 2003, the Company has witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which, as a result, have both reduced gross margins and decreased demand for the IT services that the Company provides to it’s customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas and the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel. As a result of its plan to expand its operations through new internal initiatives to expand revenue growth, the Company expects these costs to increase. The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients. The current business environment has witnessed an increase in the competitive environment for the Company’s services and as such the Company continues to witness declining average billable fees for its consultants. The Company has not been able to fully offset the declining billable fees with corresponding reductions in payments to our consultants. The Company anticipates that this trend may continue until an economic recovery is further underway and unemployment levels fall in which resource scarcity should improve the Company’s margins.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2003, and December 31, 2002, cash and cash equivalents included $450,199 and $1,207,847, respectively, on investments in interest bearing accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and other service companies. As of September 30, 2003, four customers represented 18%, 15%, 15% and 12% percent of accounts receivable, respectively. As of December 31, 2002, two customers individually represented 41 and 11 percent of accounts receivable.

Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within thirty (30) to forty-five (45) days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The following table sets forth the rolling forward balances of the Allowance for doubtful accounts of the Company.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended December, 2002,
Allowance for doubtful accounts	$30,000	$3,950	$30,000	$3,950
For the quarter ended September, 2003,
Allowance for doubtful accounts	$2,450	$--	$650	$1,800

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $1,975 and $5,483 at September 30, 2003 and December 31, 2002, respectively.

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

Significant Customers

During the third quarter of 2003, four customers individually represented 19%, 16%, 16% and 11% percent of revenue. During the third quarter of 2002, three customers individually represented 27%, 15% and 13% percent of revenue. For the nine months ended September 30, 2003, four customers individually represented 18%, 14%, 14% and 13%, respectively, of revenue. For the nine months ended September 30, 2002, three customers individually represented 22%, 15% and 13%, respectively, of revenue.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company continues to reduce its net deferred taxes by a 100% valuation allowance.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” using the assumptions described below, to its stock-based employee plans.

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net (loss)/income, as reported	$(72,742)	$635	$(192,590)	$(144,440)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	152,364	161,045	457,091	483,135

Pro forma net loss	$225,106	$160,410	$649,681	$627,575
Earnings per share:
Basic and diluted - as reported	$(0.00)	$0.00	$(0.01)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three and nine months ended September 30, 2003 and 2002:

	2003	2002
Dividend yield Risk-free interest rate (%) Volatility factor (%) Expected life in years	- 2.70 - 4.13% 156% 5	- 2.70 - 4.13% 156% 5

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 1,816,000 and 2,427,000 shares of common stock outstanding at September 30, 2003 and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year presentation.

New accounting pronouncements

In 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) clarifies when a derivative contains a financing component; (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”; and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

In 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

3.	Promissory Notes:

Promissory Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). The individuals have repaid to date $21,500 individually, or $64,500 in aggregate to the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today’s rapidly changing technological environment.

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

Since 1996, WidePoint has focused on leveraging leading edge technologies, methodologies and consultants to help clients improve their business performance. This focus continues to tie together the Company’s service offerings and future direction. WidePoint’s clients are increasingly looking to harness the power of the Internet and leading IT technologies by integrating these technologies with their existing systems as they transition, expand, and refine their business environments.

From 1999 through 2002, the Company undertook several actions in an effort to transition the Company from a millennium solutions provider to an IT services company which included establishing the WidePoint brand, changing the Corporate name and organizational structure and implementing a strategy that was responsive to the evolving requirements of the Company’s markets, customers, asset base and capital structure.

During 2002 and 2003, the Company has witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result has both reduced gross margins and decreased demand for the IT services that the Company provides to it customers. In its efforts to overcome the negative environment and expand its revenue streams, the Company continues to implement and refine its strategic plan which has included the launch of a federal business initiative, continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, and the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers.

For the Quarter ended September 30, 2003, revenue was approximately $759,000 as compared to revenue of approximately $917,000 for the Quarter ended September 30, 2002. For the nine months ended September 30, 2003, revenue was approximately $2,497,000 as compared to revenue of approximately $2,619,000 for the nine months ended September 30, 2002. The decrease in revenues in both the three months and the nine months ended September 30, 2003, was attributable to a lower average bill rate, which was only partially offset by more billable hours in the third quarter of 2003. While the Company has witnessed a stabilization in billable hours worked during the third quarter of 2003, pricing pressures within the industry have continued to place downward pressure on average billable rates as compared to the second quarter of 2002. The continued weakness within the IT marketplace continues to create negative pricing pressures and an increase in competitiveness that creates a more difficult environment to expand revenues for the Company. The Company anticipates these trends will continue for the remainder of the year and as a result the Company continues to develop several initiatives to expand its reach into new marketplaces that may assist the Company in enhancing its ability to expand revenues in the future.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and depreciation expenses related to property and equipment. Consistent with the development of a new focused strategic direction, the Company expects to expand its operations through internal growth and by potential acquisition of new personnel and assets. Therefore, the Company anticipates these costs may increase.

The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients and by effectively managing general overhead costs. During this economic slowdown within the IT marketplace the Company has witnessed a degradation of its operating margins and continues to experience margin pressures for the services that the Company offers. To be successful the Company must continue to win new business, expand its revenues, and manage its operating margins along with its general overhead costs to mitigate the Company’s losses and restore positive cashflow and earnings growth.

Results of Operations

Three Months Ended September 30, 2003, as Compared to Three Months Ended September 30, 2002

        Revenue. Revenue for the three month period ended September 30, 2003, was approximately $759,000 as compared to approximately $917,000 for the three month period ended September 30, 2002. The revenue decline was attributable to a lower average bill rate partially offset by an increase in billable hours for its consultants in the Quarter ending September 30, 2003, as compared to the Quarter ended September 30, 2002.

        Gross profit. Gross profit for the three month period ended September 30, 2003, was approximately $197,000, or 26% of revenues, a decrease of approximately $62,000 from gross profit of approximately $259,000, or 28% of revenues, for the three month period ended September 30, 2002. The decline in gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures present within the current IT marketplace that the Company cannot fully offset by reducing direct expenses.

        Sales and marketing. Sales and marketing expenses for the three month period ended September 30, 2003, were approximately $101,000, or 13% of revenues, a decrease of approximately $30,000, as compared to approximately $131,000, or 14% of revenues, for the three month period ended September 30, 2002. The decrease was materially attributable to a reduction in sales payroll and commission expenses as a result of lesser revenues that were partially offset by an increase in sales and marketing expenses related to the launch of our federal initiative during 2003.

        General and administrative. General and administrative expenses for the three month period ended September 30, 2003, were approximately $168,000, or 22% of revenues, an increase of approximately $46,000, as compared to approximately $122,000, or 13% of revenues, incurred by the Company for the three month period ended September 30, 2002. The increase in general and administrative expenses for the three months ended September 30, 2003, was primarily attributable to increases in consulting, rent, bonus, and benefit expenses partially offset by decreases in labor, legal and communication expenses as a result of the Company’s continued effort to align general and administrative expenses with future business planning efforts.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended September 30, 2003, were $3,386, or less than 1% of revenues, a decrease of $6,631, as compared to $10,017 of such expenses, or 1% of revenues, incurred by the Company for the three month period ended June 30, 2002. The decrease in depreciation and amortization expenses for the three month period ended September 30, 2003, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipment requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the three month period ended September 30, 2003, was $2,045, or less than 1% of revenues, a decrease of $1,828 as compared to $3,873, or less than 1% of revenues, for the three month period ended September 30, 2002. The decrease in interest income for the three month period ended September 30, 2003, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep or money market accounts.

        Net loss. As a result of the above, the net loss for the three month period ended September 30, 2003, was approximately $73,000 as compared to the net profit of approximately $1,000 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003, as Compared to Nine Months Ended September 30, 2002

        Revenue.       Revenue for the nine month period ended September 30, 2003, was approximately $2,497,000 as compared to approximately $2,619,000 for the nine month period ended September 30, 2002. The revenue decrease was attributable to a lesser number of billable hours by consultants and a lower average bill rate in the nine months ending September 30, 2003 as compared to the nine months ended September 30, 2002.

        Gross profit. Gross profit for the nine month period ended September 30, 2003, was approximately $663,000, or 27% of revenues, a decrease of approximately $123,000 from gross profit of approximately $786,000, or 30% of revenues, for the nine month period ended September 30, 2002. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that are present within the current IT marketplace for the Company’s services.

        Sales and marketing. Sales and marketing expenses for the nine month period ended September 30, 2003, were approximately $339,000, or 14% of revenues, a decrease of approximately $73,000, as compared to approximately $412,000, or 16% of revenues, for the nine month period ended September 30, 2002. The decrease was materially attributable to a reduction in labor and commission expenses that were partially offset by an increase in expenses related to the launch of our initiative to position the Company to better compete in the federal government sector.

        General and administrative. General and administrative expenses for the nine month period ended September 30, 2003, were approximately $516,000, or 21% of revenues, an increase of approximately $32,000, as compared to approximately $484,000, or 18% of revenues, incurred by the Company for the nine month period ended September 30, 2002. The increase in general and administrative expenses for the nine months ended September 30, 2003, was primarily attributable to increases in benefit, bonus, and general administrative expenses.

        Depreciation and amortization. Depreciation and amortization expenses for the nine month period ended September 30, 2003, were $10,025, or less than 1% of revenues, a decrease of $37,016, as compared to $47,042 of such expenses, or 2% of revenues, incurred by the Company for the nine month period ended September 30, 2002. The decrease in depreciation and amortization expenses for the nine month period ended September 30, 2003, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipment requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the nine month period ended September 30, 2003, was $9,976, or less than 1% of revenues, a decrease of $2,142 as compared to $12,118, or less than 1% of revenues, for the nine month period ended September 30, 2002. The decrease in interest income (expense), net for the nine month period ended September 30, 2003, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep or money market accounts.

        Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2003, was approximately $193,000 as compared to the net loss of approximately $144,000 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to a convertible exchangeable debenture.

Cash provided by operating activities for the quarter ended September 30, 2003, was approximately $30,000 as compared to cash provided by operating activities of approximately $1,000 for the quarter ended September 30, 2002. The increase in cash provided by operations during the third quarter of 2003 as compared to the third quarter ending 2002 was primarily a result of a decrease in days sales outstanding in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in losses. There was no material amount of capital expenditures on property for the quarters ended September 30, 2003 and 2002.

As of September 30, 2003, the Company had net working capital of approximately $1.2 million. The Company’s primary source of liquidity consists of approximately $1.1 million in cash and cash equivalents and approximately $0.3 million of accounts receivable. The Company’s current liabilities include $0.2 million in accounts payable and accrued expenses.

The market for the Company’s services is experiencing an environment of constrained technology investment as a result of an economic slowdown that has reduced new technology initiatives. As a result of this negative environment, the demand for IT consultants ranging from software programmers to network engineers has been negatively effected. This has reduced demand for the Company’s consultants as well as created downward pricing pressures and an increase in competition from both domestic and foreign firms for the diminished amount of new and ongoing IT initiatives. The Company anticipates in the future a reversal of these negative events as economic growth is restored and the constrained environment in new technology initiatives ebb. Therefore, the Company’s business environment is characterized by rapid technological changes and experiences times of high growth and contraction.

During 2002 and 2003, the Company has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company’s future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

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

Other

Inflation has not had a significant effect on the Company’s operations.

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

This report contains forward-looking statements setting forth the Company’s beliefs or expectations relating to future revenues, profitability, and performance. Statements that contain words such as ‘believes”, “expects”, “anticipates”, “intends”, “estimates”, or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Actual results may differ materially from projected or expected results due to changes in the demand for the Company’s products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K. None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: November 14, 2003	By:	/s/ STEVE L. KOMAR
Steve L. Komar President and Chief Executive Officer
	By:	/s/ JAMES T. MCCUBBIN
James T. McCubbin Vice President - Principal Financial and Accounting Officer