Form 10-K
period 2003-12-31
WIDEPOINT CORP
filed 2004-03-30
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2003.

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 000-23967

WIDEPOINT CORPORATION (Exact name of registrant as specified in its charter.)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's phone number, including area code:    (630) 629-0003

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Common Stock, par value $.001 per share (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   [X]          No   [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   [_]          No   [X]

        The aggregate market value of the registrant’s Common Stock, par value $.001 per share, held as of the last business day of the registrant’s most recently completed second fiscal quarter by non-affiliates of the registrant was approximately $1,257,442 based on the average bid and asked prices of the Common Stock on such date.

        As of March 26, 2004, the registrant had 19,662,893 shares of its Common Stock issued and outstanding.

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

ITEM 1. BUSINESS

Introduction

WidePoint Corporation (“WidePoint” or “the Company”) is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and computer specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

From 1999 through 2002, the Company undertook several initiatives in an effort to transition the Company from a Millennium solutions provider to an integrated IT Services company.  In addition to establishing the WidePoint Corporate identity and brand imagery and optimizing the organizational structure, management implemented a services strategy that was responsive to the evolving requirements of the Company’s markets, customers and target markets.

During 2002 and 2003, the Company witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT Consultants.  As a result of these conditions, the Company experienced both reduced gross margins and decreased demand for the IT services that the Company provides.

In the continuing effort to differentiate itself and overcome the highly competitive environment that has been an obstacle to the expansion of its revenue streams, the Company has modified its strategic plan; including the launch of a federal sector business initiative, continued development of new technologies and capabilities tied to wireless technologies, and the initiation and expansion of several alliances and relationships to expand the Company’s ability to penetrate new market segments.

As a result of the Company’s 2003 efforts, the Company was awarded a GSA Corporate Schedule in February of 2004 enhancing its ability to market to federal government markets.  In addition, the Company agreed to acquire Chesapeake Government Technologies, Inc. (“Chesapeake”), on March 24, 2004.  The acquisition of Chesapeake accelerates the timing of the Company’s ability to compete for federal business due to Chesapeake’s existing alliances and expertise within the federal marketplace.  The Company intends to leverage both Chesapeake’s capabilities its GSA Schedule to expand its revenue base, as it continues to look for and analyze growth alternatives via selected merger and acquisition opportunities.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel.  As a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.

Business Strategy and Services

WidePoint’s strategy for its project-based initiatives has been to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that boost productivity and effectiveness through its consultants. WidePoint focuses on providing end results with significant, tangible business benefits through its consultants that possess recognized industry-standard certifications and years of successful project experience. WidePoint’s strategy for its staff augmentation services has been to provide a value added service based upon its “best to market” practices developed by the Company which utilizes a rapid response to the Companies clients of highly trained consultants.

The Company presently focuses on planning, implementing and supporting IT-based initiatives with the following services:

Architecture and Planning Services

•	IT Strategic Planning

•	Software Selection

•	Program Management

•	Project Management

IT Outsource Solutions

•	Infrastructure Management

•	Applications Management

•	Architecture and Design

The Company’s ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well the potential for strategic acquisitions and/or mergers. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in the expansion of the Company through successful sales and marketing efforts and/or acquisitions could have an adverse impact on the Company’s revenues and operating results.

Clients

The client base of the Company is located predominantly within North America. The Company has experience and expertise in the successful completion and staff augmentation of projects in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services.

Historically the Company derived, and may in the future derive, a significant percentage of its total revenues from a relatively small number of clients. During 2003, four customers individually represented 18%, 14%, 13% and 13% of revenues, respectively. Due to the nature of the Company’s business and the relative size of certain contracts, the loss of any single significant customer could have a material adverse effect on the Company’s results of operations.

Marketing and Sales

The Company focuses its sales and marketing efforts on corporations with significant IT budgets and requirements. While the Company performs work for companies in various industries, the majority of the Company’s revenues for 2003 were derived from contracts and projects with manufacturing clients, consumer products clients, healthcare clients, and financial services clients.

The Company markets its solutions through its direct sales force, and alliances with several strategic partnerships in specific industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with the Company’s services. The Company’s strategic partnerships and alliances provide the Company with additional access to potential clients.

Competition

The market for the services that the Company provides is highly competitive, includes a large number of competitors, and is subject to rapid change. The primary competitors of the Company include participants from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies with third-world and emerging markets operations bases are also targeting this market.

Intellectual Property

The Company’s intellectual property primarily consists of methodologies developed for use in application development solutions. The Company does not have any patents and relies upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect its ownership of its proprietary methodologies. The Company generally enters into nondisclosure and confidentiality agreements with its employees, partners, consultants, independent sales agents and clients. As the number of competitors providing services similar to the services of the Company increases, the likelihood of similar methodologies being used by competitors increases. Although the Company’s methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation, or that the Company would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, litigation regardless of its outcome could result in substantial cost to the Company and divert management’s attention from the Company’s operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against the Company could materially adversely affect the Company’s business, operating results and financial condition.

Personnel

As of December 31, 2003, the Company had 34 full time employees and 1 part-time employee including 3 persons in sales and recruiting, 29 persons in consulting, and 3 persons in management and administration. The Company also periodically employs additional consultants and temporary employees.

The Company believes that its future success will depend in part on its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business. The Company generally does not have employment contracts with its employees, but does maintain employment agreements with its key employees. However, the Company does have confidentiality and non-disclosure agreements with many of its employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

The principal executive office of the Company consists of approximately 3,500 square feet of office space located at One Lincoln Centre, Suite 1100, Oakbrook Terrace, Illinois, which is currently being leased by the Company through July 2007 for approximately $3,500 per month. The Company’s rent in 2003 under a prior sublease for the office at One Lincoln Centre was approximately $66,000.

The Company also leased a branch office located at 4401 Rockside Road, Suite 405, Independence, Ohio, in approximately 1,131 square feet under a lease that expired on June 30, 2003. The Company’s annual rent in 2003 for such branch office was approximately $12,000. The Company also pays its pro rata share of increases in real estate taxes and operating expenses for this office. The Company was subleasing this office space for approximately $1,200 per month.

During 2000, several offices of the Company were closed and their leases were either sublet, assigned, or have expired. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June 2000 for the same terms as those of the Company’s lease for that location. The Company’s annual rent in 2003 for that property was approximately $38,000 and the lease expires on February 24, 2004. The lease for the former corporate headquarters office of the Company located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc., which assigned lease expired on September 30, 2005. The Company is secondarily liable if GHG Holdings, Inc were to default on that assigned lease.

For additional information regarding the Company’s lease obligations, see Note 9 of “Notes to Consolidated Financial Statements.”

The Company believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company’s Annual Meeting of Stockholders was held on December 18, 2003.

        The following two persons were elected by the following votes to serve as Class II directors of the Board of Directors for three years or until their resignation and/or their successors are elected and qualified:

Name	Votes For	Votes Withheld
Steve L. Komar	9,470,533	1,544,193
James T. McCubbin	9,470,533	1,544,193

        Stockholders ratified the selection of Grant Thornton LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 11,012,876 shares for and 1,750 shares against, with 100 shares abstaining.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock is quoted on the NASD OTC Bulletin Board under the symbol “WDPT” and the Frankfurt and Berlin exchanges under the symbol “ZMX”. From July 5, 2000 to March 1, 2001 the Company’s Common Stock was traded on the NASDAQ SmallCap Market under the symbol “WDPT”.

The stock prices listed below represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

2003	High	Low
First Quarter	$0.17	$0.08
Second Quarter	0.19	0.09
Third Quarter	0.14	0.09
Fourth Quarter	0.17	0.09
2002	High	Low
First Quarter	$0.19	$0.07
Second Quarter	0.13	0.06
Third Quarter	0.15	0.06
Fourth Quarter	0.16	0.07

        As of March 22, 2004 there were 171 registered holders of record of the Company’s Common Stock and approximately 2,590 beneficial holders of record of the Company’s Common Stock.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. WidePoint plans to retain earnings for use in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on WidePoint’s results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

The tables below present selected historical financial data of WidePoint. The WidePoint historical data for the years ended December 31, 2003, 2002, and 2001 are derived from the historical financial statements of WidePoint Corporation as audited by Grant Thornton LLP in 2003, 2002 and 2001, included elsewhere in this Form 10-K.

9

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes thereto included elsewhere herein.

Selected Consolidated Financial Information

	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$3,293,508	$3,495,160	$5,902,728	412,834,474	$27,196,125
Cost of revenues	2,460,281	2,489,983	3,122,061	7,014,045	12,140,007
Research and development expense	--	--	--	--	325,651
Sales and marketing expense	430,065	525,322	614,786	1,856,694	2,617,117
General and administrative expense	693,220	643,771	2,549,661	8,535,062	9,701,672
Facilities closing expense	--	--	43,500	376,289	--
Disposition of subsidiary	--	--	--	699,203	--
Impairment of long-term assets	--	--	5,853,693	--	1,703,825
Depreciation and amortization	12,777	51,792	545,290	851,562	1,817,329

Loss from operations	(302,835)	(215,708)	(6,826,263)	(6,498,381)	(1,109,476)

Other income (expense):
Interest income	11,551	17,658	44,655	103,351	161,123
Interest expense	(1,304)	(1,559)	(5,231)	(198,971)	76,296)
Other	1,500	140,000	--	--	(33,756)

Net loss before income taxes	(291,088)	(59,609)	(6,786,839)	(6,594,001)	(1,058,405)
Income taxes	--	--	--	--	37,648

Net loss	(291,088)	(59,609)	$(6,786,839)	$(6,594,001)	$(1,096,053)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.52)	$(0.51)	$(0.08)

Basic and diluted weighted average
shares outstanding	15,579,913	14,243,310	12,984,913	12,979,055	12,949,913

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

Overview

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and computer specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

During 2002 and 2003, the Company witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT consultants.  As a result of these conditions, the Company experienced both reduced gross margins and decreased demand for the IT services that the Company provides. In the continuing effort to differentiate itself and to overcome the highly competitive environment that has been an obstacle to the expansion of its revenue streams, the Company has modified its strategic plan; including the launch of a federal sector business initiative, continued development of new technologies and capabilities tied to wireless technologies, and the initiation and expansion of several alliances and relationships to expand the Company’s ability to penetrate new market segments.

For the year ended December 31, 2003, the Company’s revenues decreased by 6% from approximately $3.5 million in 2002 to approximately $3.3 million in 2003. This decrease was materially due to the negative pricing pressures that resulted from the highly competitive economic environment that reduced average billing rates for the Company’s consultants.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel.  As a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost structure are labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts; and

•	Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

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

In accordance with EITF 99-19 and SAB 104, we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

Allowance for Doubtful Accounts

We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2023. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Year Ended December 31, 2003 Compared to the Year ended December 31, 2002

Revenues. Revenues for the year ended December 31, 2003, were approximately $3.3 million, a decrease of $0.2 million, as compared to revenues of approximately $3.5 million for the year ended December 31, 2002. The 6% decrease in revenues in 2003 was primarily attributable to negative pricing pressures that resulted from the highly competitive economic environment that reduced average billing rates for the Company’s Consultants.

Gross profit. Gross profit for the year ended December 31, 2003, was $0.8 million, or 25% of revenues, a decrease of $0.2 million as compared to gross profit of $1.0 million, or 29% of revenues, for the year ended December 31, 2002. The decrease in the amount of gross profit was attributable to a reduction in revenues and a decrease in operating margins caused by the inability of the Company to completely offset lower average bill rates with a decrease in corresponding consultant costs.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2003 were $0.4 million, or 13% of revenues, as compared to $0.5 million, or 15% of revenues, for the year ended December 31, 2002. The $0.1 million decrease in sales and marketing expenses for the year ended December 31, 2003, was primarily attributable to the Company’s attempt to match the size of the Company’s sales force with the operational requirements of the Company’s business.

General and administrative. General and administrative expenses for the year ended December 31, 2003 were $0.7 million, or 21% of revenues, as compared to $0.6 million, or 18% of revenues, for the year ended December 31, 2002. The $0.1 million increase in general and administrative expenses in 2003 was primarily attributable to increases in administrative labor cost.

Interest income (expense). Interest income for the year ended December 31, 2003 was $11,551, a decrease of $6,107 or 35%, as compared to $17,658 for the year ended December 31, 2002. The decrease in interest income in 2003 was primarily attributable to lower interest rates. Interest expense for the year ended December 31, 2003 was $1,304, a decrease of $255 or 16%, as compared to $1,559 in interest expense for the year ended December 31, 2002. The decrease in interest expense in 2003 was primarily attributable to the elimination of the capital lease obligations.

Net income (loss). As a result of the above, the net loss for the year ended December 31, 2003 was approximately $(0.3) million, an increase of $0.2 million, as compared to the net loss of approximately ($0.1) million for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to the Year ended December 31, 2001

Revenues. Revenues for the year ended December 31, 2002, were approximately $3.5 million, a decrease of $2.4 million, as compared to revenues of approximately $5.9 million for the year ended December 31, 2001. The 41% decrease in revenues in 2002 was primarily attributable to the severe contraction of IT based initiatives among the Company’s clients as a result of economic instability that resulted in a materially reduced level of capital investment in new technologies during 2002.

Gross profit. Gross profit for the year ended December 31, 2002, was $1.0 million, or 29% of revenues, a decrease of $1.8 million as compared to gross profit of $2.8 million, or 47% of revenues, for the year ended December 31, 2001. The decrease in the amount of gross profit was attributable to a reduction in revenues and a degradation of operating margins caused by a decrease in demand for the Company’s services as a result of the difficult economic marketplace during 2002 as compared to 2001.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2002 were $0.5 million, or 15% of revenues, as compared to $0.6 million, or 10% of revenues, for the year ended December 31, 2001. The $0.1 million decrease in sales and marketing expenses for the year ended December 31, 2002, was primarily attributable to the Company’s attempt to match the size of the Company’s sales force with the operational requirements of the Company’s business.

General and administrative. General and administrative expenses for the year ended December 31, 2002 were $0.6 million, or 18% of revenues, as compared to $2.5 million, or 43% of revenues, for the year ended December 31, 2001. The $1.9 million decrease in general and administrative expenses in 2002 was primarily attributable to the Company’s efforts to match general and administrative expenses to the operational requirements of the Company’s business which resulted in a reduction in employees and overhead expenses.

Interest income (expense). Interest income for the year ended December 31, 2002 was $17,658, a decrease of $26,996 or 50%, as compared to $44,654 for the year ended December 31, 2001. The decrease in interest income in 2002 was primarily attributable to lower interest rates. Interest expense for the year ended December 31, 2002 was $1,559, a decrease of $3,672 or 70%, as compared to $5,231 in interest expense for the year ended December 31, 2001. The decrease in interest expense in 2002 was primarily attributable to the elimination of the long-term portion of capital lease obligations.

Facilities closing expense. The loss from operations for the year ended December 31, 2001 included a one-time charge of $43,500 for facilities closing expense related to the closure of the Company’s Ohio office.

Asset Impairment. The impairment of assets for the year ended December 31, 2001 included a charge of approximately $5.9 million related to the write-down of intangible assets associated with the purchase of Eclipse in December 1998.

Net income (loss). As a result of the above, the net loss for the year ended December 31, 2002 was $(0.06) million, a decrease of $6.8 million, as compared to the net loss of $6.8 million for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of common stock, convertible notes, convertible exchangeable debentures, the proceeds from an exchange offer of debt for equity and the exercise of warrants related to convertible exchangeable debentures. During 2003 and 2002 the Company has financed its operations with its working capital. Cash used in operating activities for the year ended December 31, 2003 was approximately $0.3 million, a decrease of $0.0 million versus the cash used in operating activities of $0.3 million for the year ended December 31, 2002. Total cash used for the year ended December 31, 2003 was approximately $0.3 million, as compared to cash used of $0.4 million for the year ended December 31, 2002. The cash used during the year ended December 31, 2003 was primarily a result of slower collections of accounts receivable and a reduction in accounts payable, accrued expenses, and other liabilities that resulted from lesser revenues in 2003 as compared to 2002. Capital expenditures on property and equipment for the year ended December 31, 2003 were $7,802. There were no Capital expenditures on property and equipment for the year ended December 31, 2002.

As of December 31, 2003, the Company had working capital of $1.1 million. The Company’s primary source of liquidity consists of $0.9 million in cash and cash equivalents and $0.4 million of accounts receivable. The Company’s current liabilities include $0.3 million in accounts payable and accrued expenses.

The Company’s business environment is characterized by rapid technological changes. In 2003, the Company continued to implement a strategic plan to reverse its declining revenue trend by expanding into additional markets and services. The Company requires substantial working capital to fund these endeavors and the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no material commitments for capital expenditures. The Company’s future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services. The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term; however, the Company’s declining revenue growth and the investment to add new markets and services make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to generate significant positive cash flows from increased revenues if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, an expansion, such as would occur with the acquisition of a significant new subsidiary, might also require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all.

Contractual Obligations

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$ --	--	--	--	--
Capital Lease Obligations	$ --	--	--	--	--
Operating Lease Obligations(1)	$ --	--	--	--	--
Purchase Obligations	$ --	--	--	--	--
Other Long-Term Liabilities	$ --	--	--	--	--

Total	$ --	--	--	--	--

(1). The Company had no operation lease obligations at December 31, 2003. On February 1, 2004 the Company entered into an operating lease for the Company’s office located at One Lincoln Center, Oakbrook Terrace, Il 60181. The lease runs through July 31, 2007, with payments in 2004 representing an obligation of approximately $27,800.00 and payments from 2005 to 2007 representing obligations of approximately $113,400.00.

Other

Inflation has not had a significant effect on the Company’s operations, as increased costs to the Company have generally been offset by increased prices of products and services sold, although this has been more recently compromised by some of the competitive pricing pressures referenced in the Competitive Pressures Section of Item 1 of this document.

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

This report contains forward-looking statements setting forth the Company’s beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company’s products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, and its dependence on key employees and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by WidePoint in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that WidePoint’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in WidePoint’s internal controls or in other factors that could significantly affect these controls.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth information regarding the directors, executive officers and certain significant employees of the Company:

NAME	POSITION WITH THE COMPANY	AGE	BECAME DIRECTOR
Steve L. Komar	Chairman of the Board of	62	1997
	Directors and
	Chief Executive Officer
James T. McCubbin	Director, Secretary and	40	1998
	Treasurer, and
	Chief Financial Officer
James M. Ritter	Director and	59	1999
	Assistant Secretary
G.W. Norman Wareham	Director	50	1997
Mark Mirabile	Director and Vice President and	41	2002
	Chief Operations Officer

        Steve L. Komar has served as a director of the Company since December 1997 and became Chairman of the Board of Directors in October 2001. Mr. Komar has also served as the Chief Executive Officer of the Company since December 2001. From June 2000 until December 2001, Mr. Komar served as a founding partner in C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.

        James T. McCubbin has served as a director and Secretary and Treasurer of the Company since November 1998. Since August 1998, Mr. McCubbin has also served as the Company’s Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as the Vice President, Controller, Assistant Secretary and Treasurer of the Company. Prior to his employment with the Company in November 1997, Mr. McCubbin held various financial management positions with a wide range of companies. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.

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

        G.W. Norman Wareham has served as a director of the Company since December 1997. Mr. Wareham served as the Company’s Vice President, Secretary and Chief Financial Officer from September 1996 until August 1998. Mr. Wareham is President of Wareham Management Ltd. and provides management consulting and accounting services to public companies in Canada and the United States. Mr. Wareham is a certified general accountant and has been engaged in the public practice of accounting for over 20 years.

        Mark Mirabile has served as a Director of the Company since his appointment in April, 2002. Mr Mirabile has also served as the Vice President and Chief Operations Officer for the Company since December 2001. From June 2000 to November 2001, Mr. Mirabile served as the Vice President of Sales and Marketing for the Company. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc. (“Eclipse”), a wholly-owned subsidiary of the Company. Mr. Mirabile was a co-founder of Eclipse prior to its acquisition by the Company in December 1998. Mr. Mirabile has over 20 years experience in information technology at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Company’s Chief Executive Officer and the other executive officers of the Company at December 31, 2003 whose annual salary and bonus in 2003 exceeded $100,000.

Summary Compensation Table
					Long-Term Compensation
Annual Compensation					Awards		Payouts
(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation[1] ($)	(f) Restricted Stock Award(s) $	(g) Options (#)[2]	(h) LTIP Payouts ($)
James McCubbin	2003	$119,000	$31,500	$ -0-	$ -0-	-0-	$ -0-
Vice President & Chief	2002	$119,000	$ -0-	$ -0-	$ -0-	-0-	$ -0-
Financial Officer	2001	$134,302	$ -0-	$ -0-	$ -0-	500,000	$ -0-
Financial Officer

Mark Mirabile	2003	$119,000	$43,500	$ -0-	$ -0-	-0-	$ -0-
Vice President & Chief	2002	$119,000	$ -0-	$ -0-	$ -0-	-0-	$ -0-
Operations Officer	2001	$133,681	$ -0-	$ -0-	$ -0-	500,000	$ -0-

1     Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person’s annual salary and bonuses for 2003.

2    Reports the number of shares underlying options granted during each of the respective years.

        The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2003 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

Option Grants Table
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[4]
Name	Options Granted (#)[1]	% of Total Options Granted to Employees in Fiscal Year[2]	Exercise Price($/SH)[3]	Expiration Date	0%	5%	10%
Steve Komar	50,000	100	$0.09	4/21/2013	$ 0	$ 2,830	$ 7,172
Steve Komar	50,000	100	$0.13	12/31/2013	$ 0	$ 4,088	$10,359

1  The reported options were granted by the Company to the named executive officers under the Company’s 1997 Stock Option Plan. The options which expire on April 21, 2013 for 50,000 common shares of the Company’s stock vest 25,000 options on July 21, 2003, 12,500 options on April 21, 2004 and 12,500 on April 21, 2005. The options which expire on December 31, 2013 for 50,000 common shares of the Company’s stock vest for 100% of the granted options on December 31, 2004.

2  Based on options for a total of 400,000 shares granted to all employees in 2003.

3   The exercise price is equal to the fair market value on the date of grant of the option.

4   The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of ten years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company’s Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company’s Common Stock, overall stock market conditions, and the optionee’s continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

        The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2002. No options were exercised by such persons during 2002.

Aggregate Option Exercises and Fiscal Year-End Option Value Table
(a) Name	(b) Number of Shares Acquired on Exercise	(c) Value Realized ($)	(d) Number of Unexercised Options at FY-End (#) [1] Exercisable/Unexercisable	(e) Value of Unexercised In-The-Money Options at FY-End ($) Exercisable/Unexercisable [2]
Steve Komar	-0-	-0-	425,000/175,000 [3]	$25,000/ $7,000

James McCubbin	-0-	-0-	401,000/100,000 [4]	$0 / $0

Mark Mirabile	-0-	-0-	401,000/100,000 [5]	$0 / $0

1  The reported options were granted by the Company to the named executive officer.

2  Market value of underlying shares at December 31, 2003, minus the exercise price.

3  The above-reported options entitle Mr. Komar to purchase from the Company (i) 400,000 common shares at a price of $0.07 per share through July 7, 2012, pursuant to a stock option granted to him on July 7, 2002 under the Incentive Plan, and (ii) 25,000 common shares at a price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003 and which fully vested on July 24, 2003, and iii) 100,000 shares at a price of $0.07 per share through July 7, 2012, under an option granted on July 7, 2002, with such shares vesting 25,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee, 12,500 common shares at a price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, with such shares vesting on April 24, 2004 or by the earlier vesting by the compensation committee, 12,500 common shares at a price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, with such shares vesting on April 24, 2005 or by the earlier vesting by the compensation committee, 50,000 common shares at a price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2013, with such shares vesting on December 31, 2004 or by the earlier vesting by the compensation committee.

4  The above-reported options entitle Mr. McCubbin to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 400,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 100,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee.

5  The above-reported options entitle Mr. Mirabile to purchase from the Company (i) 1,000 common shares at a price of $1.35 per share through July 3, 2010 under an option granted on July 3, 2000, of which 1,000 shares are currently exercisable, (ii) 400,000 common shares at a price of $0.17 per share through January 2, 2011, pursuant to a stock option granted to him on January 2, 2001 under the Incentive Plan, and (iii) 100,000 shares at a price of $0.17 per share through January 2, 2011, under an option granted on January 2, 2001, with such shares vesting 100,000 shares annually through January 2, 2004 or by the earlier vesting by the compensation committee.

        No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2003.

Employment Agreements and Arrangements

        On July 1, 2002, the Company entered into and employment agreement with Steve Komar, Chief Executive Officer for the Company. The employment agreement continues through July 1, 2004 with four renewable one-year options remaining. The agreement provides for (1) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (2) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of Company business; (3) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (4) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, the Company entered into and employment agreement with James McCubbin, Chief Financial Officer for the Company. The employment agreement continues through July 1, 2004 with four renewable one-year options remaining. The agreement provides for (1) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (2) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (3) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, the Company entered into and employment agreement with Mark Mirabile, Chief Operations Officer for the Company. The employment agreement continues through July 1, 2004 with four renewable one-year options remaining. The agreement provides for (1) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (2) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (3) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

Compensation Committee Report on Executive Compensation

        The Compensation Committee consists of Steve L. Komar, G.W. Norman Wareham and James Ritter, with Mr. Ritter as Chairman of the Committee. The Compensation Committee determines the compensation paid to the Chief Executive Officer and the other executive officers and consultants of the Company. Mr Komar, who is currently serving as the Chief Executive Officer of the Company, does not participate in the determination by the Committee of the compensation paid to the Chief Executive Officer. The Compensation Committee believes that for the Company to be successful long-term and for the Company to increase stockholder value, the Company must be able to hire, retain, adequately compensate and financially motivate talented and ambitious executives. The Compensation Committee attempts to reward executives for both individual achievement and overall Company success.

Executive compensation is made up of three components:

        Base Salary. An executive’s base salary is initially determined by considering the executive’s level of responsibility, prior experience and compensation history. Published salaries of executives in similar positions at other companies of comparable size (sales and/or number of employees) is also considered in establishing base salary.

        Stock Options. In 1997, the Company adopted the 1997 Incentive Stock Plan to provide stock option awards to certain executives of the Company and its subsidiaries. The Compensation Committee believes that the granting of stock options is directly linked to increased executive commitment and motivation and to the long-term success of the Company. The Compensation Committee awards stock options to certain executives of the Company and its subsidiaries. Mr Komar,who is currently serving as the Chief Executive Officer of the Company, does not participate in the determination by the Committee of any stock options to be granted to the Chief Executive Officer. The Compensation Committee uses both subjective appraisals of the executive’s performance and the Company’s performance and financial success during the previous year to determine option grants.

        Bonus. The Company has also implemented an executive bonus program for certain of its executives. Such bonuses are based, in part, on the Company’s financial performance during the previous fiscal year including achievement of gross revenue and net income targets. In addition, objective individual measures of performance compared to the individual’s business unit profit performance may be considered. A subjective rating of the executive’s personal performance may also be considered. Bonuses may be paid in cash or Company Common Stock or a combination of cash and Company Common Stock. Bonuses are typically linked to a percentage of base salary.

        In early 2003, the Compensation Committee recommended to the Board of Directors and the Board of Directors approved a compensation package for the Company’s Chief Operations Officer, Mark Mirabile, and the Company’s Vice President and Chief Financial Officer, James McCubbin, that included a base salary of approximately $119,000 in 2003 for both Mr. Mirabile and Mr. McCubbin , plus a possible bonus for each of them of up to 125% of their base salary. Receipt of the bonus is subject to the Company’s achievement of certain performance criteria, including gross revenue and net income targets. If the performance criteria are not achieved or the executive is no longer employed by the Company (other than for cause termination), a bonus may be awarded in the discretion of the Compensation Committee. A bonus of $ 43,500 was awarded to Mr. Mirabile and a bonus of $ 31,500 was awarded to Mr. McCubbin in 2003, based upon the achievement of certain performance criteria established by the Compensation Committee.

        In determining the 2003 compensation packages for these executive officers, the Compensation Committee considered certain achievements that both executives provided in satisfying milestones in executing the Company’s strategic repositioning of the Company.

        Exceptions to the general principles stated above can be made when the Compensation Committee deems them appropriate and in the best interests of stockholders. The Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes as it deems appropriate. The competitive opportunities to which the Company’s executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable and, therefore, the Compensation Committee’s information about such opportunities is often anecdotal.

        Section 162(m) of the Internal Revenue Code of 1986, as amended, establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000 per year unless certain requirements are met. The Company does not anticipate that any employee will exceed such $1,000,000 cap in the near future but will consider whether any necessary adjustments are appropriate if it becomes likely that any executive officer’s compensation may exceed the $1,000,000 limit.

Stock Options

1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company’s 1997 Stock Incentive Plan (the “Incentive Plan”), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, “Stock Incentives”). The Incentive Plan is administered by The Compensation Committee and provides for the grant of Stock Incentives officers, key employees and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value on the date granted. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the committee. As of March 26, 2003, options to purchase a total of 2,112,000 shares of Common Stock under the Incentive Plan, at prices ranging from $0.07 to $1.35 per share, were outstanding, of which options to purchase 1,886,340 shares were presently exercisable.

        1997 Directors Formula Stock Option Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company’s 1997 Directors Formula Stock Option Plan (the “Director Plan”). Other than Messrs. Komar, Wareham, and Ritter, directors of the Company who are not employed by the Company and who do not perform services for the Company are eligible to receive options under the Director Plan.

        The Director Plan is administered by a committee which presently consists of Messrs. Komar and McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan. During 2003, options granted and vested by the Director’s were returned to the Company and presently no options under the Director Plan is either granted or vested.

Directors’ Fees

        Directors who are not officers or employees of the Company receive an annual fee of $12,000.

        AUDIT COMMITTEE REPORT

        Overview

        The Board of Directors has an Audit and Finance Committee, which conducted four meetings during 2003 and presently consists of Steve L. Komar, G.W. Norman Wareham and James Ritter. Mr. Komar is a director and also serves as the Chief Executive Officer of the Company. Mr. Wareham and Mr. Ritter are independent, non-employee directors. The Audit and Finance Committee is responsible for meeting with the Company’s independent accountants to review the proposed scope of the annual audit of the Company’s books and records, reviewing the findings of the independent accountants upon completion of the annual audit, and reporting to the Board of Directors with respect thereto. All of the members of the Audit Committee are considered by the Board to be financially literate and at least two, Mr. Wareham and Mr. Komar, are considered by the Board to have accounting or related financial management expertise.

Financial Statement Review.

        The Audit Committee has: (a reviewed and discussed the audited financial statements with the management of the Company; (b) discussed with the Company’s independent auditors, Grant Thornton LLP, the matters required to be discussed by Statement on Auditing Standards No. 61; (c) received from the Company’s independent auditors the written disclosures and the letter required by Independence Standard Board Standard No. 1, and has discussed with the Company’s independent auditors their independence; and (d) based on the review and discussions referred to in clauses (a), (b) and (c) above, recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal year 2003 for filing with the Securities and Exchange Commission.

Independent Auditors.

        The Company’s Board of Director’s appointed the accounting firm of Grant Thornton LLP to serve as the Company’s independent accountants for the fiscal year ending December 31, 2002 and 2001. Upon the recommendation of the Audit Committee, the Board has selected Grant Thornton LLP as the Company’s independent auditor for fiscal year 2003.

        The foregoing report is submitted by the members of the Audit Committee as of the Record Date: G.W. Norman Wareham (Chairman), James Ritter, and Steve L. Komar.

STOCK PERFORMANCE CHART

        The following chart compares the cumulative total stockholder return for the Common Stock of the Company (and its predecessors) with the Russell 2000 and the RDG Technolgogy Composite since December 31, 1998.

[GRAPHIC OMITTED]

	1998	1999	2000	2001	2002	2003
WidePoint Corporation	$100.00	$60.36	$ 4.30	$ 3.45	$ 4.14	$ 3.59

Russell 2000	100.00	121.26	117.59	120.52	95.83	141.11

RDG Technology Composite	100.00	157.96	117.38	104.39	76.77	104.01

CODE OF ETHICS

The Company's Board of Directors recently adopted a code of ethics for the chief executive and principal financial and accounting officers of the Company. The Company has posted a copy of the code in its website located at www.widepoint.com.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

        The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2003 by: (i) each person known by the Company to be the beneficial owner of 5% or more of such class of securities, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

Directors, Nominees and 5% Stockholders	Number of Shares of Common Stock(1)	Percent of Outstanding Common Stock(1)
Michael C. Higgins (2)	1,488,000	9.6%
Michael S. Cannon (3)	1,046,730	6.7%
Steve L. Komar (4)	1,290,000	8.3%
G.W. Norman Wareham (5)	25,000	0.1%
James T. McCubbin (6)	1,266,000	8.1%
James M. Ritter (7)	26,500	0.1%
Mark Mirabile (8)	1,436,000	9.2%
All directors and
officers as a group
(5 persons) (10)	4,043,500	25.9%

(1)     Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2)     The address of Mr. Higgins is 12408 Rivers Edge Drive, Potomac, Maryland 20854.

(3)     Mr. Cannon died in November 2001. The address of Mr. Cannon prior to his death was PMB 422, 12179 South Apopka Vineland Road, Orlando, Florida.

(4)     Includes (i) 865,000 shares of Common Stock purchased by Mr. Komar from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 400,000 common shares at a price of $0.07 per share through July 7, 2012, pursuant to a stock option granted to him on July 7, 2002 under the Incentive Plan, and (iii) 25,000 common shares at a price of $0.09 per share through April 24, 2013, under an option granted on April 24, 2003, with such shares vesting on July 24, 2003 under the Incentive Plan. Does not include 25,000 common shares at a price of $0.09 per share through April 24, 2013, under an option granted on April 24, 2003, with such shares vesting 12,500 on April 24, 2004, and 12,500 on April 24, 2005, and 50,000 common shares at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, with such shares vesting on December 31, 2004.

(5)     Includes (i) 25,000 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003, with such shares vesting on July 24, 2003 under the Incentive Plan. Does not include 25,000 common shares at a price of $0.09 per share through April 24, 2013, under an option granted on April 24, 2003, with such shares vesting 12,500 on April 24, 2004, and 12,500 on April 24, 2005, and 50,000 common shares at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, with such shares vesting on December 31, 2004.

(6)     Includes (i) 865,000 shares of Common Stock purchased by Mr. McCubbin from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 400,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iii) includes 1,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 100,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2004 or by the earlier vesting by the Compensation Committee.

(7)     Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter and (ii) 25,000 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003, with such shares vesting on July 24, 2003 under the Incentive Plan. Does not include 25,000 common shares at a price of $0.09 per share through April 24, 2013, under an option granted on April 24, 2003, with such shares vesting 12,500 on April 24, 2004, and 12,500 on April 24, 2005, and 50,000 common shares at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, with such shares vesting on December 31, 2004.

(8)     Includes (i) 865,000 shares of Common Stock purchased by Mr. Mirabile from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 170,000 shares of Common Stock issued to Mr. Mirabile in connection with the Company’s prior acquisition of Eclipse, (iii) includes 400,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option granted to him on January 2, 2001, and (iv) includes 1,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000. Does not include (i) 100,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share pursuant to a stock option granted to him on January 2, 2001, with such shares vesting annually through January 2, 2004 or by the earlier vesting by the Compensation Committee.

(10)     Includes the shares referred to as included in notes (2), (4), (5), (6), (7), and (8) above. Does not include the shares referred to as not included in notes (2), (3), (4), (5), (6), (7), and (8) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There have been no transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, greater than $60,000, to which the Company or any of its subsidiaries were a party involving any of the directors, executive officers, control persons, more than 5% security holder known to the registrant, or member of the immediate family of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Audit Fees

        The Company paid Grant Thornton LLP approximately $33,000 and $32,000 in audit and review fees for fiscal year 2003 and 2002, respectively.

        Financial Information Systems Design and Implementation Fees

        The Company did not pay Grant Thornton LLP any financial information systems design and implementation fees for fiscal year 2003 or 2002.

        All Other Fees

        The Company did not pay Grant Thornton LLP any nonaudit fees for fiscal year 2003 or 2002.

Part IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Financial Statement Schedule

(1)	Financial Statements:

Report of Grant Thornton LLP, Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 2003, 2002, and 2001

Consolidated Statements of Cash Flow for the Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule:

Reports of Independent Accountants

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)	Reports on Form 8-K

None

(c)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NO.	DESCRIPTION
2.1	Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2	Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

3.1	Amended and Restated Certificate of Incorporation of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.1	ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2	Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3	ZMAX Corporation 1999 Directors Formula Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4	Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5	Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

* — Management contract or compensatory plan

10.6	First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7	Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8	Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9	Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10	Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11	Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)*

10.12	Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.13	ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

* — Management contract or compensatory plan

10.14	Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.15	Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16	Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the “COCACT” Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.17	Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the “COCACT”Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.18	Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.19	Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.20	Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.21	Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

10.22	Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23	Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.24	Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.25	Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

10.26	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.27	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.28	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

21	Subsidiaries of WidePoint Corporation

23.1	Consent of Grant Thornton LLP

* — Management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation
Date: March 30, 2004	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer
Date: March 30, 2004	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2004	/s/ STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
Dated: March 30, 2004	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer, Secretary and Treasurer
Dated: March 30, 2004	/s/ G.W. NORMAN WAREHAM
G.W. Norman Wareham
Director
Dated: March 30, 2004	/s/ JAMES M. RITTER
James M. Ritter
Director, Assistant Secretary
Dated: March 30, 2004	/s/ MARK MIRABILE
Mark Mirabile
Director, Vice President and Chief OperationsOfficer

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the Years ended
December 31, 2003, 2002, and 2001	F-3
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2003, 2002, and 2001	F-4
Consolidated Statements of Cash Flows for the Years ended
December 31, 2003, 2002, and 2001	F-5
Notes to Consolidated Financial Statements	F-6
Report of Independent Public Accountants	F-19
Exihibit 21 - Subsidiaries of WidePoint Corporation	F-18

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
WidePoint Corporation

We have audited the accompanying consolidated balance sheet of WidePoint Corporation (a Delaware corporation) and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

GRANT THORNTON LLP

Chicago, Illinois
March 26, 2004

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$949,612	$1,208,660
Accounts receivable, net of allowance of $18,819 and $3,950, respectively	405,662	394,227
Prepaid expenses and other assets	49,645	66,480

Total current assets	1,404,919	1,669,367

Property and equipment, net	6,990	11,965
Other assets	53,736	55,480

Total assets	$1,465,645	$1,736,812

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,382	$78,384
Accrued expenses	238,902	243,611
Current portion of capital lease obligation	--	6,421

Total current liabilities	291,284	328,416

Commitments and contingencies (Note 9)	--	--
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued
and outstanding	--	--
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,579,913 shares
issued and outstanding as of December 31, 2003 and 2003	15,580	15,580
Related party notes receivable	(128,003)	(185,056)
Additional paid-in capital	42,110,539	42,110,539
Accumulated deficit	(40,823,755)	(40,532,667)

Total stockholders' equity	1,174,361	1,408,396

Total liabilities and stockholders' equity	$1,465,645	$1,736,812

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

	For the Years Ended December 31,
	2003	2002	2001
Revenues, net	$3,293,508	$3,495,160	$5,902,728
Operating expenses:
Cost of revenues	2,460,281	2,489,983	3,122,061
Sales and marketing	430,065	525,322	614,786
General and administrative	693,220	643,771	2,549,661
Facilities closing expense	--	--	43,500
Impairment of long-term assets	--	--	5,853,693
Depreciation and amortization	12,777	51,792	545,290

Loss from operations	(302,835)	(215,708)	(6,826,263)
Other income (expenses):
Interest income	11,551	17,658	44,655
Interest expense	(1,304)	(1,559)	(5,231)
Other	1,500	140,000	--

Net loss before provision for income taxes	(291,088)	(59,609)	(6,786,839)

Income tax provision	--	--	--

Net loss	$(291,088)	$(59,609)	$(6,786,839)

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.52)

Basic and diluted weighted-average shares outstanding	15,579,913	14,243,310	12,984,913

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Warrants	Related Party Notes Receivable	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, January 1, 2001	--	--	12,984,913	$12,985	$140,000	$--	$41,931,484	$(33,686,219)	$8,398,250
Net loss	--	--	--	--	--	--	--	(6,786,839)	(6,786,839)

Balance, December 31, 2001	--	--	12,984,913	12,985	140,000	--	41,931,484	(40,473,058)	1,611,411

Adjustment of warrant
valuation	--	--	--	--	(140,000)	--	--	--	(140,000)
Sale of common stock	--	--	2,595,000	2,595	--	--	179,055	--	181,650
Issuance of related party
notes receivable	--	--	--	--	--	$(185,056)	--	--	(185,056)
Net loss	--	--	--	--	--	--	--	(59,609)	(59,609)

Balance, December 31, 2002	--	--	15,579,913	15,580	--	(185,056)	42,110,539	(40,532,667)	1,408,396

Collections on related party
notes receivable	--	--	--	--	--	57,053	--	--	57,053
Net loss	--	--	--	--	--	--	--	(291,088)	(291,088)

Balance, December 31, 2003	--	--	15,579,913	$15,580	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(291,088)	$(59,609)	$(6,786,839)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization expense	12,777	51,792	545,290
Impairment of long-term assets	--	--	5,853,693
(Gain) Loss on sale of property and equipment	(1,500)	(750)	43,527
Adjustment of warrant valuation	--	(140,000)	--
Changes in assets and liabilities-
Accounts receivable	(11,435)	65,756	1,420,182
Prepaid expenses and other assets	18,579	(19,312)	126,689
Accounts payable and accrued expenses	(30,711)	(235,502)	(680,381)

Net cash (used in) provided by operating activities .	(303,378)	(337,625)	522,161

Cash flows from investing activities:
Purchases of property and equipment	(7,802)	--	(17,733)
Proceeds from sale of property and equipment	1,500	750	3,250

Cashflows (used in) provided by investing activities	(6,302)	750	(14,483)

Cash flows from financing activities:
Collections on related party notes	57,053	--	--

Net payments on long-term obligations	(6,421)	(18,009)	(29,830)

Cashflows used in financing activities	(50,632)	(18,009)	(29,830)

Net (decrease) increase in cash	(259,048)	(354,884)	477,848

Cash, beginning of period	1,208,660	1,563,544	1,085,696

Cash, ending of period	949,612	1,208,660	$1,563,544

Supplementary cash flow information:
Cash paid for-
Interest	$--	$--	$--

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (“WidePoint” or “the Company”) is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and computer literate specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing business technology environment.

From 1999 through 2002, the Company undertook several initiatives in an effort to transition the Company from a Millennium solutions provider to an integrated IT Services company.  During 2002 and 2003, the Company witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT consultants.  In the continuing effort to differentiate itself and to overcome the highly competitive environment that has been an obstacle to the expansion of its revenue streams, the Company has modified its strategic plan; including the launch of a federal sector business initiative, continued development of new technologies and capabilities tied to wireless technologies, and the initiation or expansion of several alliances and relationships to expand the Company’s ability to penetrate new market segments.

As a result of the Company’s 2003 efforts, the Company was awarded a GSA Corporate Schedule enhancing its ability to market into federal government markets.  In addition, the Company agreed to acquire Chesapeake Government Technologies, Inc. (“Chesapeake”), on March 24, 2004.  The acquisition of Chesapeake accelerates the Company’s ability to compete for federal government business due to Chesapeake’s existing alliances and expertise within the federal sector marketplace.  The Company will leverage Chesapeake and its GSA Schedule to expand its Revenue base, even as it continues to look for and analyze growth alternatives via selected merger and acquisition opportunities.

The Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel.  As a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The Company may need to raise additional working and investment capital through either the use of debt and/or the issuance of additional equity instruments to fund its growth initiatives. The Company believes that its cash on hand is adequate to finance operations through 2004.

2.	Significant Accounting Policies:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of acquired entities since their respective dates of acquisition. All significant intercompany amounts have been eliminated.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 2003 and 2002, cash and cash equivalents of investments in money market and overnight sweep accounts were $250,144 and $1,207,847, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2002,
Allowance for doubtful accounts	$30,000	$3,950	$30,000	$3,950
For the year ended December 31, 2003,
Allowance for doubtful accounts	$3,950	$17,864	$2,995	$18,819

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2003 and 2002, unbilled accounts receivable totaled $6,207 and $5,483, respectively.

Revenue Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Out of pocket expenses for billable work are recognized as revenuse and such out of pocket expenses are expensed in Cost of Revenues.

Significant Customers

During 2003, four customers individually represented 18%, 14%, 13% and 13% of revenues. During 2002, three customers individually represented 22%, 15%, and 13% of revenue.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2003, three customers individually represented 26% and 11% and 10% of accounts receivable. As of December 31, 2002, two customers individually represented 41% and 11% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2003	2002
Computers, equipment and software	$25,535	$43,596
Less- Accumulated depreciation and amortization	(18,555)	(31,631)

	$6,990	$11,965

Depreciation expense is computed using the straight-line method over the estimated useful lives of three years.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs related to software and implementation in connection with its internal use software systems.

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

During the fourth quarter of 2001, the Company determined that certain of its long-lived assets related to its acquisition of Eclipse were impaired and should be written off in accordance with the guidance of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This analysis was based in part on the Company’s continued refinement of its strategic direction and changes to its business plan that eliminated the Eclipse business unit. The assets impaired included the remaining intangible assets related to the goodwill associated with the original Eclipse acquisition transaction. The Company recorded an impairment charge of $5,853,693 to write-off the net book value of these long-lived assets in the 2001 consolidated statement of operations.

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,112,000, 1,978,000, and 2,845,500, shares of common stock outstanding at December 31, 2003, 2002, and 2001, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

	Year ended December 31,
	2003	2002	2001
Net loss, as reported	$291,088	$59,609	$6,786,839
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	$615,704	$644,178	$654,658
Pro forma net loss	$906,792	$703,787	$7,441,497
Loss per share:
Basic and diluted - as reported	$0.02	$0.00	$0.52
Basic and diluted - pro forma	$0.06	$0.05	$0.57

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	-	-	-
Risk-free interest rate	3.03 - 3.25%	2.70 - 4.13%	4.38 - 5.28%
Volatility factor	140%	156%	140%
Expected life in years	5	5	5

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The fair value of these financial instruments approximates their carrying value as of December 31, 2003, due to their short-term nature.

New accounting pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for all contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has determined that SFAS No. 149 has no impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances). The Company is not currently the issuer of any financial instruments that would qualify under SFAS No. 150. Therefore, the Company has determined that the adoption of this pronouncement did not have an impact on its financial statements.

3.	Promissory Notes:

Related Party Notes

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

Prior to the disposition of the PMC subsidiary , intangible assets associated with its PMC acquisition were being amortized over a weighted average life of 10 years.

5.	Income Taxes:

The Company had no provision for income taxes for the years ended December 31, 2003, 2002, and 2001.

The provision (benefit) for income taxes results in effective rates, which differ from the federal statutory rate as follows:

	For the Years Ended December 31,
	2003	2002	2001
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax, net of benefit	--	--	--
Amortization and write-off of intangibles	--	--	(30.8)
Increase in valuation allowance	(35.4)	(36.4)	(3.6)
Non-deductible expenses	(0.2)	(2.1)	--
Other	1.6%	4.5%	0.4%

	--	--	--

        The deferred tax assets (liabilities) consisted of the following as of December 31, 2003 and 2002 (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$6,561,552	$6,440,151
AMT credit	13,853	13,853
Capital losses in excess of capital gains	696,215	696,215

Other assets	162,189	321,545

Total deferred tax assets	7,433,809	7,471,764

	--	--
	--	--

Less- Valuation allowance	(7,433,809)	(7,471,764)

	$--	$--

        The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

        As of December 31, 2003 the Company had net operating loss carry forwards of approximately $16,432,701 to offset future taxable income. These carry forwards expire between 2010 and 2023. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint's equity transactions, the Company's net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The capital losses in excess of capital gains expire in the year 2005.

6.	Common Stock:

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

7.	Stock Options and Stock-Based Compensation:

1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to provide additional compensation to employees, officers, directors and consultants of the Company or its affiliates. Under the terms of the Incentive Plan, as amended, 3,000,000 shares of common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the “Committee”) that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives (collectively, “Stock Incentives”).

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

1997 Directors Formula Stock Option Plan

In May 1997, the Company adopted the 1997 Directors Formula Stock Option Plan (the “Director Plan”). The Company has reserved 120,000 shares of common stock to underlie stock options granted under the Director Plan. Any shares associated with forfeited options are added back to the number of shares that underlie stock options to be granted under the Director Plan.

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of common stock upon a non employee director’s initial appointment to the Board of Directors. The options will vest immediately to 8,000 shares of common stock underlying such options, will vest to an additional 2,000 shares after the director’s completion of the first year of continued service to the Company, and will vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period that may be provided in the agreement.

The following is a summary of the WidePoint options activity:

	Number of Shares	Option Price Range	Weighted-Average Exercise Price
Outstanding, December 31, 2000	1,301,500	0.52 - 14.06	3.90
Granted	1,742,000	0.12 - 0.19	0.17
Canceled or expired	(605,000)	0.17 - 14.06	3.55

Outstanding, December 31, 2001	2,438,500	0.12 - 14.06	1.37

Granted	620,000	0.07 - 0.07	0.07
Canceled or expired	(1,242,500)	0.14 - 14.06	2.42

Outstanding, December 31, 2002	1,816,000	0.07 - 1.35	0.15

Granted	400,000	0.07 - 0.13	0.12
Canceled or expired	(104,000)	0.12 - 14.06	0.17

Outstanding, December 31, 2003	2,112,000	0.07 - 1.35	0.14

As of December 31, 2003 and 2002, options to purchase 1,447,340 and 1,075,673 shares, respectively of common stock were exercisable with a weighted average exercise price of $0.14 and $0.15, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2003 and December 31, 2002, was 8 and 8.17 years, respectively. The weighted-average fair value of options granted in 2003 and 2002 was $0.04 and $0.06, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2003	2002	2001
Net loss:
As reported	$291,088	$59,609	$6,786,839
Pro forma	$906,792	$703,787	$7,441,497
Pro forma basic and diluted net loss per share:
As reported	$0.02	$0.00	$0.52
Pro forma	$0.06	$0.05	$0.57

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 140-156 percent, risk-free interest rates from 2.70 to 5.28 percent and an expected term of five years.

Stock Warrants

On October 1, 1999, the Company issued a stock warrant to purchase 200,000 shares of common stock at $5.00 per share, an amount that exceeded the stock’s trading price on that date, as part of the PMC acquisition. The warrant has a term of 3 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $140,000. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet and has been included as part of the Company’s purchase accounting for the PMC acquisition. This warrant expired on October 1, 2002 and as such, the Company reversed the expense recognized in 1999 and reduced the amounts allocated to deferred compensation and to the warrant.

8.	Commitments and Contingencies:

The Company entered into a lease for its offices location at One Lincoln Centre, Oakbrook Terrace IL, 60181 that runs from February 1, 2004 through July 31, 2007. There were no minimum lease obligations under operating leases as of December 31, 2003, but the Company's lease obligations from February 1, 2004 are as follows:

Year Ended December 31,	Operating Leases
2004	$27,784
2005	42,822
2006	44,104
2007	26,450

Total	$141,160

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

9.	Subsequent events.

        On March 24, 2004, the Company entered into an agreement to acquire Chesapeake Government Technologies, Inc. Terms and conditions of the subsequent event will be disclosed on an 8K filing to be filed within 15 days from the of the execution of the agreement.

10.	Segment reporting.

During 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

11.	Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2003 and 2002 is as follows:

2003 Quarter Ended
(in thousands of U.S. dollars except per share amounts)

	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$923	$815	$759	$796
Gross Profit	246	219	197	171
Net Earnings	(64)	(56)	(73)	(98)
Earnings per Share	$(0.00)	$(0.00)	$0.00	$(0.01)

2002 Quarter Ended
(in thousands of U.S. dollars except per share amounts)

	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$863	$839	$917	$876
Gross Profit	266	261	259	219
Net Earnings	(94)	(51)	0	85
Earnings per Share	$(0.01)	$(0.00)	$0.00	$0.01