Form 10-Q
period 2004-03-31
WIDEPOINT CORP
filed 2004-05-17
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

Yes    X      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes            No    X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2004: 20,162,893 shares of common stock, $.001 par value per share.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2004,
(unaudited) and December 31, 2003 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2004 and 2003 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2004 and 2003 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About
Market Risk	15
Item 4. Controls and Procedures	15
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	15
SIGNATURES	16
CERTIFICATIONS	17

PART 1.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$960,001	$949,612
Accounts receivable,
net of allowance of $18,819	314,119	405,662
Prepaid expenses and other assets	34,411	49,645

Total current assets	1,308,531	1,404,919
Property and equipment, net	5,201	6,990
Other assets	56,891	60,639

Total assets	$1,370,623	$1,472,548

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,117	$52,382
Accrued expenses	244,344	238,902

Total current liabilities	278,461	291,284
Long-term portion of deferred rent	5,567	--

Total Liabilities	$284,028	$291,284
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
None issued and outstanding	--	--
Common stock, $0.001 par value, 50,000,000 shares authorized,
15,579,913 shares issued and outstanding
as of March 31, 2004 and December 31, 2003	15,580	15,580
Related party notes receivable	(121,100)	(121,100)
Additional paid-in capital	42,110,539	42,110,539
Accumulated deficit	(40,918,424)	(40,823,755)

Total shareholders' equity	1,086,595	1,181,264

Total liabilities & shareholders' equity	$1,370,623	$1,472,548

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues, net	$723,083	$922,652
Operating expenses:
Cost of sales	565,766	676,454
Sales and marketing	101,881	126,046
General & administrative	150,063	184,228
Depreciation & amortization	1,789	3,180

Loss from operations	(96,416)	(67,256)
Other income, net:
Interest income, net	1,747	3,148

Net loss	$(94,669)	$(64,108)

Basic and diluted net loss per share	$(0.01)	$0.00

Basic and diluted weighted average shares outstanding	15,579,913	15,579,913

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(94,669)	$(64,108)
Adjustments to reconcile net loss
to net cash provided by (used in) operating
activities
Depreciation and amortization expense	1,789	3,180
Changes in assets and liabilities
Accounts receivable	91,543	34,572
Prepaid expenses	15,234	23,653
Other assets	3,748	(2,270)
Accounts payable and accrued expenses	(7,256)	(19,722)

Net cash provided by (used in)
operating activities	$10,389	$(24,695)

Net cash flows from investing activities:
Purchase of property and equipment	--	(5,934)

Net cash flows from investing
activities	$--	$(5,934)

Net cash (used in) financing
Activities
Net payments on long-term obligations	--	(3,840)

Net cash used in financing
activities	$--	$(3,840)

Net increase (decrease) in cash	$10,389	$(34,469)

Cash and equivalents, beginning of period	$949,612	$1,208,660

Cash and equivalents, end of period	$960,001	$1,174,191

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2003, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today’s rapidly changing technological environment.

During 2002 and 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result reduced gross margins and decreased demand for the IT services that the Company provided to it’s customers.

In its efforts to overcome the negative environment and expand its revenue streams, the Company continued in 2003 and early 2004 to implement and refine a strategic plan that has included the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenues streams through targeted merger and acquisition activities in 2004.

On March 24, 2004 the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware Corporation. The Company closed on the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of stock and the assumption of debt as further described within a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the reach and expertise of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies that CGT is in various phases of discussion in regards to merger and acquisition opportunities with CGT and WidePoint.

The Company continues it efforts to expand the operations of WidePoint through merger and acquisitions. The Company is also presently attempting to negotiate several other transactions that will expand the public sector segment of the Company.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel. As a result of its plan to expand its operations through new internal initiatives and merger and acquisition related activities, the Company expects these costs to increase. The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients. The current business environment has witnessed an increase in the competitive environment for the Company’s services. The Company anticipates that this trend may continue until an economic recovery is further underway and unemployment levels fall in which resource scarcity should improve the Company’s margins.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At March 31, 2004 and December 31, 2003, cash and cash equivalents included $350,492 and $250,144, respectively, on investments in interest bearing accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended December, 2003, Allowance
for doubtful accounts	$1,800	$17,319	$300	$18,819
For the quarter ended March 31, 2004,
Allowance for doubtful accounts	$18,819	$14	$14	$18,819

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $0 and $6,207 at March 31, 2004 and December 31, 2003, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of March 31, 2004, four customers represented 17%, 15%, 13% and 11% percent of accounts receivable, respectively. As of December 31, 2003, three customers individually represented 26%, 11%, and 10% of accounts receivable.

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of March 31, 2004, due to their short-term nature.

Revenue Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Out of pocket expenses for billable work are recognized as revenues and such out of pocket expenses are expensed in Cost of Revenues.

Significant Customers

During the first quarter of 2004, four customers individually represented 22%, 17%, 14%, and 10% percent of revenue. During the first quarter of 2003, four customers individually represented 20%, 16%, 13%, and 10% percent of revenue.

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

	Three Months ended March 31,
	2004	2003
Net loss, as reported	($ 94,669)	$64,108
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	87,712	152,363

Pro forma net loss	$182,381	$216,460
Net loss per share:
Basic and diluted - as reported	$(0.01)	$0.00
Basic and diluted - pro forma	$(0.01)	$(0.01)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended March 31, 2004 and 2003:

	2004	2003
Dividend yield	--	--
Risk-free interest rate (%)	2.7-4.13%	2.7-4.13%
Volatility factor (%)	156%	156%
Expected life in years	5	5

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,112,000 and 1,816,000 shares of common stock outstanding at March 31, 2004 and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

During 2002 and 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result reduced gross margins and decreased demand for the IT services that the Company provided to it’s customers.

In its efforts to overcome the negative environment and expand its revenue streams, the Company continued in 2003 and early 2004 to implement and refine a strategic plan which has included the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenues streams through targeted merger and acquisition activities in 2004.

On March 24, 2004 the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware Corporation. The Company closed on the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of stock and the assumption of debt as further described within a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the reach and expertise of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies that CGT is in various phases of discussion in regards to merger and acquisition opportunities with CGT and WidePoint.

The Company continues it efforts to expand the operations of WidePoint through merger and acquisitions. On April 19, 2004, WidePoint entered into a non-binding letter of intent to acquire all of the stock of Knowledge Workers, Inc., (“KWI”) a Colorado based corporation, for the consideration of the issuance of WidePoint common stock and the assumption of debt. KWI’s business expertise resides in the improved utilization of Human Capital services through the use of its proprietary software and solutions with clients in both the commercial and government marketplace. The Company is working towards a definitive closing of this transaction no later than the third quarter of 2004. The Company is also presently attempting to negotiate several other transactions that will expand the public sector segment of the Company.

For the quarterly period ended March 31, 2004, revenue was approximately $723,000 as compared to revenue of approximately $923,000 for the quarterly period ended March 31, 2003. The decrease in revenues in the three months ended March 31, 2004, was attributable to fewer hours billed and a lower average bill rate. The Company has witnessed a stabilization in billable hours worked during the first quarter of 2004, pricing pressures within the industry have continued to place downward pressure on average billable rates as compared to the first quarter of 2003. The continued weakness within the IT marketplace continues to create negative pricing pressures and an increase in competitiveness that creates a more difficult environment to expand revenues internally for the Company. The Company anticipates these trends may continue into the second quarter of 2004 with a modest pickup in revenue possible during the second quarter of 2004 and into the second half of 2004. The Company further anticipates that if it is successful in executing its business strategy to expand into the government marketplace through mergers and acquisitions that revenue growth can be expected to expand.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and depreciation expenses related to property and equipment. Consistent with the development of a new focused strategic direction, the Company expects to expand its operations through internal growth and by potential acquisition of new personnel and assets. Therefore, the Company anticipates these costs will increase.

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

Results of Operations

Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

        Revenue. Revenue for the three month period ended March 31, 2004 was approximately $723,000 as compared to approximately $923,000 for the three month period ended March 31, 2003. The revenue decline was attributable to a smaller number of billable hours and a lower average bill rate by consultants in the quarterly period ending March 31, 2004 as compared to the quarterly period ended March 31, 2003.

        Gross profit. Gross profit for the three month period ended March 31, 2004, was approximately $157,000, or 22% of revenues, a decrease of approximately $89,000 from gross profit of approximately $246,000, or 27% of revenues, for the three month period ended March 31, 2003. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that are present within the current marketplace for the company’s services.

        Sales and marketing. Sales and marketing expenses for the three month period ended March 31, 2004, were approximately $102,000, or 14% of revenues, a decrease of approximately $24,000, as compared to approximately $126,000, or 14% of revenues, for the three month period ended March 31, 2003. The decrease was materially attributable to reduced labor cost due to the reduction of a sales associate position in the second quarter of 2003 that has not been replaced subsequently.

        General and administrative. General and administrative expenses for the three month period ended March 31, 2004, were approximately $150,000, or 21% of revenues, a decrease of approximately $34,000, as compared to approximately $184,000, or 20% of revenues, incurred by the Company for the three month period ended March 31, 2003. The decrease in general and administrative expenses for the three months ended March 31, 2004, was primarily attributable to a decrease in general overhead expenses.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2004, was $1,789, or less than 1% of revenues, a decrease of $1,391, as compared to $3,180 of such expenses, or less than 1% of revenues, incurred by the Company for the three month period ended March 31, 2003. The decrease in depreciation and amortization expenses for the three month period ended March 31, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

        Other income (expense). Interest income for the three month period ended March 31, 2004, was $1,862, or less than 1% of revenues, a decrease of $1,805 as compared to $3,667, or less than 1% of revenues, for the three month period ended March 31, 2003. The decrease in interest income for the three month period ended March 31, 2004, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts. Interest expense for the three month period ended March 31, 2004, was $115, a decrease of $404, as compared to $519, or less than 1% of revenues, for the three month period ended March 31, 2003. The decrease in interest expense for the three months ended March 31, 2004, was primarily attributable to the elimination of the Company’s capital lease obligations.

        Net loss. As a result of the above, the net loss for the three month period ended March 31, 2004, was approximately $95,000 as compared to the net loss of approximately $64,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to a convertible exchangeable debenture. During 2004 and 2003 the Company has financed its operations with its working capital.

Cash provided by operating activities for the quarter ended March 31, 2004, was approximately $20,000 as compared to cash used in operating activities of approximately $25,000 for the quarter ended March 31, 2003. The increase in cash provided by operations during the first quarter of 2004 as compared to the first quarter ending March 31, 2003 was primarily a result of a decrease in days sales outstanding in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in losses. There was no material amount of capital expenditures on property for the quarters ended March 31, 2004 and 2003.

As of March 31, 2004, the Company had net working capital of approximately $1.0 million. The Company’s primary source of liquidity consists of approximately $1.0 million in cash and cash equivalents and approximately $0.3 million of accounts receivable. The Company’s current liabilities include approximately $0.3 million in accounts payable and accrued expenses.

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

Since 2002, the Company has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. The Company currently has no commitments for capital expenditures. The Company’s future capital requirements will depend on many factors including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

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

This report contains forward-looking statements setting forth the Company’s beliefs or expectations relating to future revenues, profitability, and performance. Statements that contain words such as ‘believes”, “expects”, “anticipates”, “intends”, “estimates”, or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Actual results may differ materially from projected or expected results due to changes in the demand for the Company’s products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, its dependence on key employees, its ability to successfully effect acquisitions of and mergers with other companies, and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to up-date publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

        The Company filed a Form 8-K on May 14, 2004 describing the acquisition of Chesapeake Government Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: May 17, 2004	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer