Form 10-Q
period 2004-06-30
WIDEPOINT CORP
filed 2004-08-16
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    X      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes            No    X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2004: 20,162,893 shares of common stock, $.001 par value per share.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2004,
(unaudited) and December 31, 2003 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
months ended June 30, 2004 and 2003 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three
months ended June 30, 2004 and 2003 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About
Market Risk	17
Item 4. Controls and Procedures	17
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities	18
and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	19
CERTIFICATIONS	20

PART 1. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$780,024	$949,612
Accounts receivable,
net of allowance of $0 and 18,819, respectively	405,662	456,361
Prepaid expenses and other assets	43,392	49,645

Total current assets	1,279,777	1,404,919
Property and equipment, net	4,551	6,990
Goodwill and other intangibles	1,540,319	--
Other assets	66,444	60,639

Total assets	$2,891,091	$1,472,548

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,614	$52,382
Accrued expenses	293,528	238,902

Total current liabilities	410,142	291,284
Long-term portion of deferred rent	8,470	--

Total Liabilities	418,612	291,284
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized
None issued and outstanding	--	--
Common stock, $0.001 par value, 50,000,000 shares authorized,
20,162,893 and 15,579,913 shares issued and outstanding
as of June 30, 2004 and December 31, 2003, respectively	17,148	15,580
Related party notes receivable	(121,100)	(121,100)
Additional paid-in capital	43,677,184	42,110,539
Accumulated deficit	(41,100,753)	(40,823,755)

Total shareholders' equity	2,472,479	1,181,264

Total liabilities & shareholders' equity	$2,891,091	$1,472,548

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Revenues, net	$841,224	$815,232	$1,564,308	$1,737,883
Operating expenses:
Cost of sales	618,217	595,973	1,183,983	1,272,427
Sales and marketing	128,289	111,681	231,170	237,727
General & administrative	278,234	163,142	428,297	347,368
Depreciation & amortization	650	3,459	2,439	6,639

Loss from operations	(184,166)	(59,023)	(280,581)	(126,278)
Interest income (expenses), net	1,837	3,283	3,583	6,430

Net loss	$(182,329)	$(55,740)	$(276,998)	$(119,848)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	18,717,955	15,579,913	17,148,934	15,579,913

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(182,329)	$(55,740)	$(276,998)	$(119,848)
Adjustments to reconcile net loss to net cash
Depreciation and amortization expense	650	3,459	2,439	6,639
Stock compensation expense	72,000	--	72,000	--
Changes in assets and liabilities
Accounts receivable	(142,242)	(58,245)	(50,699)	(23,673)
Prepaid expenses	(8,980)	(4,779)	6,254	18,874
Other assets	(53,659)	(2,272)	(49,912)	(4,541)
Accounts payable and accrued expenses	112,848	6,292	105,593	(13,431)

Net cash used in operating activities	(201,712)	(111,285)	(191,323)	(135,980)

Cashflows from investing activities:
Purchase of property and equipment	--	(1,868)	--	(7,802)

Net cash used in investing activities	--	(1,868)	--	(7,802)

Cashflows from financing activities
Net borrowings on notes payable	21,735	23,243	21,735	23,243
Net payments on long-term obligations	--	(1,933)	--	(5,773)

Net cash provided
by financing activities	21,735	21,310	21,735	17,470

Net decrease in cash	(179,977)	(91,843)	(169,588)	(126,312)

Cash, beginning of period	960,001	1,174,191	949,612	1,208,660

Cash, end of period	$780,024	$1,082,348	$780,024	$1,082,348

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2003, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today’s rapidly changing technological environment. The Company through a concerted mergers and acquisition strategy is focused on expanding its IT public market segment and has acquired one enterprise. The Company has entered into letters of intent to acquire several other enterprises for which the Company is presently completing its financing and due diligence efforts.

During 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result reduced gross margins and decreased demand for the IT services that the Company provided to it’s customers.

In its efforts to expand its revenue streams, the Company continued to implement and refine a strategic plan that has included: the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenues streams through targeted merger and acquisition activities in 2004.

On March 24, 2004 the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware Corporation. The Company closed on the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of an aggregate of 4,082,980 shares of stock, of which 3,266,384 shares were deposited into escrow, and the assumption of approximately $30,000 of debt as further described within a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the reach and expertise of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies that CGT is in various phases of discussion in regards to merger and acquisition opportunities with CGT and WidePoint. The Company continues its efforts to expand the operations of WidePoint through mergers and acquisitions. The Company has entered into several letters of intent to acquire companies that if consummated will materially expand the public sector segment of the Company.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel. As a result of its plan to expand its operations through new internal initiatives and merger and acquisition related activities, the Company expects these costs to increase. The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients. The current business environment has witnessed an increase in the competitive environment for the Company’s services. The Company anticipates that this trend may continue until an economic recovery is further underway.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At June 30, 2004 and December 31, 2003, cash and cash equivalents included $250,815 and $250,144, respectively, on investments in interest bearing accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended December, 2003, Allowance
for doubtful accounts	$1,800	$17,319	$300	$18,819
For the quarter ended June 30, 2004,
Allowance for doubtful accounts	$18,819	$--	$18,819	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $8,190 and $6,207 at June 30, 2004 and December 31, 2003, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of June 30, 2004, two customers represented 26% and 11% percent of accounts receivable, respectively. As of December 31, 2003, three customers individually represented 26%, 11%, and 10% of accounts receivable.

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of June 30, 2004, due to their short-term nature.

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

Significant Customers

During the second quarter of 2004, four customers individually represented 20%, 14%, 10%, and 10% percent of revenue. During the second quarter of 2003, six customers individually represented 18%, 15%, 12%, 11%, 11%, and 11% percent of revenue.

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

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$182,329	$55,740	$276,998	$119,848
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	87,712	152,364	175,424	304,727

Pro forma net loss	$270,041	$208,104	$452,422	$424,575
Earnings per share:
Basic and diluted - as reported	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three and six months ended June 30, 2004 and 2003:

	2004	2003
Dividend yield	--	--
Risk-free interest rate (%)	2.70-4.13%	2.70-4.13%
Volatility factor (%)	156%	156%
Expected life in years	5	5

Stock Based Performance Warrants

The Company has entered into several stock performance incentive arrangements utilizing warrants with members of the Company’s management team. These warrants are accounted for as variable plans under APB 25 because vesting of the warrants are tied to specific performance parameters which cannot be determined until such performance has been achieved. Presently, no warrants have satisfied any performance requirements.

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,112,000 and 1,816,000 shares of common stock outstanding at June 30, 2004 and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Goodwill and other intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and an annual review is required for testing whether an impairment exists. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. The Company is currently in the process of identifying such intangible assets acquired.

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

During 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT Consultants which as a result reduced gross margins and decreased demand for the IT services that the Company provided to it’s customers.

In its efforts to expand its revenue streams, the Company continued in 2004 to implement and refine a strategic plan which has included: the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenues streams through targeted merger and acquisition activities in 2004.

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

The Company continues it efforts to expand the operations of WidePoint through merger and acquisitions. On April 19, 2004, WidePoint entered into a non-binding letter of intent to acquire all of the stock of Knowledge Workers, Inc., (“KWI”) a Colorado based corporation, for the consideration of the issuance of WidePoint common stock and the assumption of debt. KWI’s business expertise resides in the improved utilization of Human Capital services through the use of its proprietary software and solutions with clients in both the commercial and government marketplace. Although a definitive agreement has not been entered into and consummation of the potential acquisition cannot be characterized as probable at this time, the Company is working towards a closing of this transaction no later than the third quarter of 2004. The Company further entered into a non-binding letter of intent to acquire all of the stock of Operational Research Consultants, Inc., (“ORC”) a Virginia based corporation on July 7, 2004. ORC business expertise resides in specialized IT based software and services predominately within the federal marketplace. The Company is also presently attempting to negotiate several other transactions that will further expand the public sector segment of the Company.

For the three months ended June 30, 2004, revenue was approximately $841,000 as compared to revenue of approximately $815,000 for the quarterly period ended June 30, 2003. For the six months ended June 30, 2004, revenue was approximately $1,564,000, as compared to revenue of approximately $1,738,000 for the six-month period ended June 30, 2003. The increase in revenues in the three months ended June 30, 2004, was attributable to an increase in additional hours billed as a result of a higher win rate associated with the Company’s sales and marketing efforts. The decrease in revenues for the six months ended June 30, 2004, was attributable to fewer hours billed and a lower average bill rate for the comparative first quarters. The Company has witnessed a stabilization and slight increase in billable hours worked during the second quarter of 2004 while pricing pressures within the industry continued to place pressure on average billable rates as compared to the second quarter of 2003, but presently the Company has witnesses a stabilization of these pricing pressures. The instability within the IT marketplace continues to create an increase in competitiveness that creates a more difficult environment to expand revenues internally for the Company. The Company anticipates these trends may continue into the second half of 2004 with a modest pickup in revenue not associated with merger and acquisition activity possible during this period. The Company further anticipates that if it is successful in executing its business strategy to expand into the government marketplace through mergers and acquisitions that revenue growth can be expected to expand materially in the second half of 2004.

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

The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to manage its operating margins by offsetting increases in consultant salaries with increases in consultant fees received from clients and by effectively managing general overhead costs. During the economic slowdown within the IT marketplace the Company has witnessed a degradation of its operating margins and continues to experience margin pressures for the services that the Company offers. To be successful the Company must continue to win new business, expand its revenues, and manage its operating margins along with its general overhead costs to mitigate the Company’s losses and restore positive cashflow and earnings growth.

Results of Operations

Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

        Revenue. Revenue for the three month period ended June 30, 2004 was approximately $841,000 as compared to approximately $815,000 for the three month period ended June 30, 2003. The revenue increase was attributable to an increase in billable hours for its consultants in the Quarter ending June 30, 2004 as a result of improvements in results from the Company’s sales and marketing efforts in this period as compared to the Quarter ended June 30, 2003.

        Gross profit. Gross profit for the three month period ended June 30, 2004, was approximately $223,000, or 27% of revenues, an increase of approximately $4,000 from gross profit of approximately $219,000, or 27% of revenues, for the three month period ended June 30, 2003. The increase in gross profit was materially attributable to greater revenues as a direct result of an increase in billable hours and a stabilization in gross margins associated with these revenues.

        Sales and marketing. Sales and marketing expenses for the three month period ended June 30, 2004, were approximately $128,000, or 15% of revenues, an increase of approximately $16,000, as compared to approximately $112,000, or 14% of revenues, for the three month period ended June 30, 2003. The increase was materially attributable to an increase in sales payroll for sales and marketing efforts instituted by the Company.

        General and administrative. General and administrative expenses for the three month period ended June 30, 2004, were approximately $278,000, or 33% of revenues, an increase of approximately $115,000, as compared to approximately $163,000, or 20% of revenues, incurred by the Company for the three month period ended June 30, 2003. The increase in general and administrative expenses for the three months ended June 30, 2004, was primarily attributable to the issuance of stock and monthly expenses associated with the mergers and acquisitions efforts currently underway. Approximately $72,000 of this expense was non-recurring and associated with a stock issuance for services associated with the Company’s mergers and acquisitions efforts.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2004, was $650, or less than 1% of revenues, a decrease of $2,809, as compared to $3,459 of such expenses, or 1% of revenues, incurred by the Company for the three month period ended June 30, 2003. The decrease in depreciation and amortization expenses for the three month period ended June 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the three month period ended June 30, 2004, was $1,837, or less than 1% of revenues, a decrease of $1,446 as compared to $3,283, or less than 1% of revenues, for the three month period ended June 30, 2003. The decrease in interest income for the three month period ended June 30, 2004, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

        Net loss. As a result of the above, the net loss for the three month period ended June 30, 2004, was approximately $182,000 as compared to the net loss of approximately $56,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

        Revenue. Revenue for the six month period ended June 30, 2003 was approximately $1,564,000 as compared to approximately $1,738,000 for the six month period ended June 30, 2003. The revenue decrease was attributable to a lower average bill rate by consultants and fewer billable hours in the six months ending June 30, 2004 as compared to the six months ended June 30, 2003. This decrease in Revenue was materially due to lower levels of billable hours in the first quarter of 2004 as compared to the same period in 2003.

        Gross profit. Gross profit for the six month period ended June 30, 2004, was approximately $380,000, or 24% of revenues, a decrease of approximately $85,000 from gross profit of approximately $465,000, or 27% of revenues, for the six month period ended June 30, 2003. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that were present within the current IT marketplace for the Company’s services within the first quarter comparative periods.

        Sales and marketing. Sales and marketing expenses for the six month period ended June 30, 2004, were approximately $230,000, or 15% of revenues, a decrease of approximately $8,000, as compared to approximately $238,000, or 14% of revenues, for the six month period ended June 30, 2003. The decrease was materially attributable to a reduction in expenses related to the preparation and one time cost associated with preparing our GSA Scheldule in the first half of 2003.

        General and administrative. General and administrative expenses for the six month period ended June 30, 2004, were approximately $428,000, or 27% of revenues, an increase of approximately $81,000, as compared to approximately $347,000, or 20% of revenues, incurred by the Company for the six month period ended June 30, 2003. The increase in general and administrative expenses for the six months ended June 30, 2004, was primarily attributable to the one time issuance of stock for services associated with the Company’s mergers and acquisitions activities.

        Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2004, was $2,439, or less than 1% of revenues, a decrease of $4,200, as compared to $6,639 of such expenses, or less than 1% of revenues, incurred by the Company for the six month period ended June 30, 2003. The decrease in depreciation and amortization expenses for the six month period ended June 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the six month period ended June 30, 2004, was $3,583, or less than 1% of revenues, a decrease of $2,847 as compared to $6,430, or less than 1% of revenues, for the six month period ended June 30, 2003. The decrease in interest income (expense), net for the six month period ended June 30, 2004, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in interest-bearing accounts.

        Net loss. As a result of the above, the net loss for the six month period ended June 30, 2004, was approximately $277,000 as compared to the net loss of approximately $120,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exchange offer and exercise of the warrants related to a convertible exchangeable debenture. During 2004 and 2003 the Company has materially financed its operations with its working capital.

Cash used in operating activities for the quarter ended June 30, 2004, was approximately $202,000 as compared to cash used in operating activities of approximately $111,000 for the quarter ended June 30, 2003. The increase in cash used by operations during the second quarter of 2004 as compared to the second quarter ending 2003 was primarily a result of consulting expenses paid in the form of stock compensation and an increase in days sales outstanding in accounts receivable. There was no material amount of capital expenditures on property for the quarters ended June 30, 2004 and 2003.

As of June 30, 2004, the Company had net working capital of approximately $0.9 million. The Company’s primary source of liquidity consists of approximately $0.8 million in cash and cash equivalents and approximately $0.5 million of accounts receivable. The Company’s current liabilities include approximately $0.4 million in accounts payable and accrued expenses.

The market for the Company’s services is experiencing an environment of constrained technology investment as a result of an economic slowdown that has reduced new technology initiatives. As a result of this negative environment, the demand for IT consultants ranging from software programmers to network engineers has been negatively effected. This has reduced demand for the Company’s consultants as well has created an increase in competition from both domestic and foreign firms for the diminished amount of new and ongoing IT initiatives. The Company anticipates in the future a reversal of these negative events as economic growth is restored, the constrained environment in new technology initiatives ebb, and the Company executes it current mergers and acquisitions strategy. Therefore, the Company’s business environment is characterized by rapid technological changes, experiences times of high growth and contraction, and material events such as mergers and acquisitions can materially change the profile of the Company.

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

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term, however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as would occur with the acquisition of a major new subsidiary, might also require external financing that could include additional debt or capital. The Company is currently in discussions with financing sources to obtain the appropriate amounts of capital necessary to acquire companies that are being considered by the Company. There can be no assurance that any such financing, if required, will be available on acceptable terms, if at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	The Company issued shares of its equity securities, without registration under the Securities Act of 1933 pursuant to the private offering exemption under Section 4(2) thereof, in the closing on April 30, 2004 of the acquisition of Chesapeake Government Technologies, Inc., all as described in a Form 8-K filed on May 14, 2004.

On April 30, 2004, the Company issued, without registration under the Securities Act of 1933 pursuant to the private offering exemption under Section 4(2) thereof, warrants to three members of its management to purchase an aggregate of up to 4,000,000 shares of its equity securities at a price of $0.235 per share, with the exercisability of such warrants being subject to such persons achieving performance goals set by the Board of Directors of the Company.

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

WIDEPOINT CORPORATION
Date: August 12, 2004	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer