Form 10-Q
period 2004-09-30
WIDEPOINT CORP
filed 2004-11-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number      000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 629-0003

One Mid America Plaza, Suite 403, Oakbrook Terrace, Ill	60181
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

Yes         No   X

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes         No   X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2004: 38,397,020 shares of common stock, $.001 par value per share.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004,
(unaudited) and December 31, 2003 (unaudited)	1
Condensed Consolidated Statements of Operations for the three and nine
months ended September 30, 2004 and 2003 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three and nine
months ended September 30, 2004 and 2003 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About
Market Risk	17
Item 4. Controls and Procedures	17
Part II. OTHER INFORMATION
Item 6. Exhibits	18
SIGNATURES	19
CERTIFICATIONS	20

PART 1. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$598,111	$949,612
Accounts receivable,
net of allowance of $0 and 18,819, respectively	511,527	405,662
Prepaid expenses and other assets	42,361	49,645

Total current assets	1,151,999	1,404,919
Property and equipment, net	7,858	6,990
Goodwill and other intangibles	1,540,319	--
Other assets	71,867	60,639

Total assets	$2,772,043	$1,472,548

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94,155	$52,382
Accrued expenses	300,111	238,902
Short-term portion of deferred rent	2,407	--

Total current liabilities	396,673	291,284
Long-term portion of deferred rent	7,764	--

Total Liabilities	404,437	291,284
Shareholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
None issued and outstanding	--	--
Common stock, $0.001 par value, 50,000,000 shares authorized,
20,162,893 and 15,579,913 shares issued and outstanding
as of September 30, 2004 and December 31, 2003, respectively	20,163	15,580
Related party notes receivable	(121,100)	(121,100)
Additional paid-in capital	43,674,169	42,110,539
Accumulated deficit	(41,205,626)	(40,823,755)

Total shareholders' equity	2,367,606	1,181,264

Total liabilities & shareholders' equity	$2,772,043	$1,472,548

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Revenues, net	$906,685	$759,262	$2,470,992	$2,497,145
Operating expenses:
Cost of sales	666,544	562,107	1,850,528	1,834,534
Sales and marketing	147,068	101,021	377,238	338,748
General & administrative	197,877	167,535	626,173	516,404
Depreciation & amortization	883	3,386	3,322	10,025

Loss from operations	(105,687)	(74,787)	(386,269)	(202,566)
Interest income (expenses), net	814	2,045	4,398	9,976

Net loss	$(104,873)	$(72,742)	$(381,871)	$(192,590)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	20,162,893	15,579,913	18,160,920	15,579,913

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(104,873)	$(72,742)	$(381,871)	$(192,590)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization expense	883	3,386	3,322	10,025
Stock compensation expense	--	--	72,000	--
Changes in assets and liabilities
Accounts receivable	(55,166)	102,621	(105,865)	78,948
Prepaid expenses	1,031	11,119	7,284	29,993
Other assets	(5,423)	64,852	(55,334)	60,311
Accounts payable and accrued expenses	(7,082)	(79,083)	98,510	(92,513)

Net cash (used in) provided by
operating activities	(170,630)	30,153	(361,954)	(105,826)

Cashflows from investing activities:
Purchase of property and equipment	(4,190)	--	(4,190)	(7,802)

Net cash used in investing activities	(4,190)	--	(4,190)	(7,802)

Cashflows from financing activities
Net (payments) borrowings on related party notes
receivable, including interest	(7,093)	(7,579)	14,643	15,663
Net payments on long-term obligations	--	(648)	--	(6,421)

Net cash (used in) provided
by financing activities	(7,093)	(8,227)	14,643	9,242

Net (decrease) increase in cash	$(181,913)	$21,926	$(351,501)	$(104,386)

Cash, beginning of period	$780,024	$1,082,348	$949,612	$1,208,660

Cash, end of period	$598,111	$1,104,274	$598,111	$1,104,274

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation, Organization and Nature of Operations:

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“US GAAP”) for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements of WidePoint Corporation, as of December 31, 2003, and the notes thereto included in the Annual Report on Form 10-K filed by the Company. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

WidePoint Corporation is a consulting services firm specializing in planning, managing and implementing Information Technology (“IT”) solutions. Its staff consists of business and technical specialists that help customers augment and expand their technical capabilities, drive new technical innovations and help maintain a competitive edge in today’s rapidly changing technological environment. The Company, through a concerted mergers and acquisition strategy is focused on expanding its IT public market segment and has acquired two enterprises since December 31, 2003. The Company is having discussions with other enterprises which may or may not lead to further mergers and acquisitions.

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

On March 24, 2004, the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware corporation. The Company closed the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of stock and the assumption of debt as further described in a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the reach and expertise of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies with which CGT is in various phases of discussion with regards to merger and acquisition opportunities with CGT and WidePoint. The Company continues its efforts to expand the operations of WidePoint through mergers and acquisitions. The Company has entered into several letters of intent to acquire companies that, if consummated, are expected to materially expand the public sector segment of the Company. The Company closed on one of those transactions on October 25, 2004, with the acquisition of Operational Research Consultants, Inc. (“ORC”) through a stock purchase. The consideration included the issuance of stock, the assumption of debt, and provision of cash as further described in a Form 8-K filed on October 29, 2004 and amended on November 2, 2004. The management of the Company was further expanded through this transaction and future revenues as a result of this transaction are expected to increase.

Most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel. As a result of its plan to expand its operations through new internal initiatives and merger and acquisition related activities, the Company expects these costs to increase. The Company’s profitability depends upon both the volume of services performed and the Company’s ability to manage costs. Because a significant portion of the Company’s cost structure is labor related, the Company must effectively manage these costs to achieve profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees received from clients. The current business environment has witnessed an increase in the competitive environment for the Company’s services. The Company anticipates that this trend may continue.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2004 and December 31, 2003, cash and cash equivalents included $150,987 and $250,144, respectively, of investments in interest bearing accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and other service companies.

Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts, if one is necessary. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The following table sets forth the rolling forward balances of the allowance for doubtful accounts of the Company.

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December, 2003, Allowance for
doubtful accounts	$1,800	$17,319	$300	$18,819
For the nine months ended September 30, 2004,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. Unbilled accounts receivable totaled $0 and $6,207 at September 30, 2004 and December 31, 2003, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of September 30, 2004, three customers represented 24%, 23%, and 13% of accounts receivable, respectively. As of December 31, 2003, three customers individually represented 26%, 11%, and 10% of accounts receivable, respectively.

Fair Value of Financial Instruments

WidePoint financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The fair value of these financial instruments approximates their carrying value as of September 30, 2004, due to their short-term nature.

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

Significant Customers

During the third quarter of 2004, three customers individually represented 19%, 18%, and 13% of revenue, respectively. During the third quarter of 2003, four customers individually represented 19%, 16%, 16%, and 11% of revenue, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$104,873	$72,742	$381,871	$192,590
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	87,712	152,364	263,136	457,091

Pro forma net loss	$192,585	$225,106	$645,007	$649,681
Earnings per share:
Basic and diluted - as reported	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three and nine months ended September 30, 2004 and 2003:

2004 & 2003
Dividend yield	-
Risk-free interest rate (%)	2.70-4.13%
Volatility factor (%)	156%
Expected life in years	5

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 2,112,000 and 1,816,000 shares of common stock outstanding at September 30, 2004 and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Goodwill and other intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company's annual impairment testing date is December 31.

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

3.  Promissory Notes:

Promissory Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three year full-recourse, 5% interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). The individuals have repaid to date $21,500 individually, or $64,500 in aggregate, to the Company.

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

During 2003, the Company witnessed a negative economic environment within the commercial IT sector due to constrained business investment and an excessive supply of IT consultants which as a result reduced gross margins and decreased demand for the IT services that the Company provided to its customers.

In its efforts to expand its revenue streams, the Company continued in 2004 to implement and refine a strategic plan which included: the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenues streams through targeted merger and acquisition activities in 2004.

On March 24, 2004, the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware corporation. The Company closed on the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of stock and the assumption of debt as further described in a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the breadth and reach of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies with which CGT is in various phases of discussion in regards to merger and acquisition opportunities with CGT and WidePoint.

The Company continues it efforts to expand the operations of WidePoint through merger and acquisitions. The Company entered into a non-binding letter of intent to acquire all of the stock of Operational Research Consultants, Inc., (“ORC”), a Virginia based corporation, on July 7, 2004. ORC business expertise resides in specialized IT based software and services predominately within the federal marketplace. This transaction was completed on October 25, 2004. The Company is also presently exploring several other transactions designed to further expand the public sector segment of the Company.

For the three months ended September 30, 2004, revenue was approximately $907,000 as compared to revenue of approximately $759,000 for the quarterly period ended September 30, 2003. For the nine months ended September 30, 2004, revenue was approximately $2,471,000, as compared to revenue of approximately $2,497,000 for the nine-month period ended September 30, 2003. The increase in revenues in the three months ended September 30, 2004, was attributable to an increase in additional hours billed as a result of improvements in results from the Company’s sales and marketing efforts. The decrease in revenues for the nine months ended September 30, 2004, was attributable to fewer hours billed and a lower average bill rate in the quarter ended March 31, 2004 than in the prior year’s first quarter. The Company has witnessed a stabilization and slight increase in billable hours worked during the second and third quarters of 2004 while pricing pressures within the industry continued to place pressure on average billable rates as compared to the third quarter of 2003, but presently the Company has witnesses a stabilization of these pricing pressures. The instability within the IT marketplace continues to create an increase in competitiveness that creates a more difficult environment to expand revenues internally for the Company. The Company anticipates these trends may stabilize in the fourth quarter of 2004. The Company further anticipates that if it is successful in executing its business strategy to expand into the government marketplace through mergers and acquisitions, that revenue growth can be expected to expand materially in the future. With the acquisition completed in October of 2004 of ORC, the Company anticipates that its revenues derived from this acquisition will materially expand the Company’s revenues in the fourth quarter of 2004.

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

Results of Operations

Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003

        Revenue. Revenue for the three month period ended September 30, 2004 was approximately $907,000 as compared to approximately $759,000 for the three month period ended September 30, 2003. The revenue increase was attributable to an increase in billable hours for its consultants in the quarter ending September 30, 2004 as a result of improvements in results from the Company’s sales and marketing efforts in this period as compared to the quarter ended September 30, 2003.

        Gross profit. Gross profit for the three month period ended September 30, 2004, was approximately $240,000, or 26% of revenues, an increase of approximately $43,000 over gross profit of approximately $197,000, or 26% of revenues, for the three month period ended September 30, 2003. The increase in gross profit was materially attributable to greater revenues as a direct result of an increase in billable hours and a stabilization in gross margins associated with these revenues.

        Sales and marketing. Sales and marketing expenses for the three month period ended September 30, 2004, were approximately $147,000, or 16% of revenues, an increase of approximately $46,000, as compared to approximately $101,000, or 13% of revenues, for the three month period ended September 30, 2003. The increase was materially attributable to an increase in sales payroll for sales and marketing efforts instituted by the Company.

        General and administrative. General and administrative expenses for the three month period ended September 30, 2004, were approximately $198,000, or 22% of revenues, an increase of approximately $30,000, as compared to approximately $168,000, or 22% of revenues, incurred by the Company for the three month period ended September 30, 2003. The increase in general and administrative expenses for the three months ended September 30, 2004, was primarily attributable to monthly expenses associated with the mergers and acquisitions efforts currently underway.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended September 30, 2004, was $883, or less than 1% of revenues, a decrease of $2,503, as compared to $3,386 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended September 30, 2003. The decrease in depreciation and amortization expenses for the three month period ended September 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipment requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the three month period ended September 30, 2004, was $814, or less than 1% of revenues, a decrease of $1,231 as compared to $2,045, or less than 1% of revenues, for the three month period ended September 30, 2003. The decrease in interest income for the three month period ended September 30, 2004, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

        Net loss. As a result of the above, the net loss for the three month period ended September 30, 2004, was approximately $105,000 as compared to the net loss of approximately $73,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

        Revenue. Revenue for the nine month period ended September 30, 2004 was approximately $2,471,000 as compared to approximately $2,497,000 for the nine month period ended September 30, 2003. The revenue decrease was attributable to a lower average bill rate by consultants and fewer billable hours in the nine months ending September 30, 2004 as compared to the nine months ended September 30, 2003. This decrease in revenue was materially due to lower levels of billable hours in the first quarter of 2004 as compared to the same period in 2003.

        Gross profit. Gross profit for the nine month period ended September 30, 2004, was approximately $620,000, or 25% of revenues, a decrease of approximately $43,000 from gross profit of approximately $663,000, or 27% of revenues, for the nine month period ended September 30, 2003. The decline of gross profit was materially attributable to a reduction in gross margin as a result of negative pricing pressures that were present within the current IT marketplace for the Company’s services within the first quarter comparative periods.

        Sales and marketing. Sales and marketing expenses for the nine month period ended September 30, 2004, were approximately $377,000, or 15% of revenues, an increase of approximately $38,000, as compared to approximately $339,000, or 14% of revenues, for the nine month period ended September 30, 2003. The increase was materially attributable to an increase in sales payroll for sales and marketing efforts instituted by the Company.

        General and administrative. General and administrative expenses for the nine month period ended September 30, 2004, were approximately $626,000, or 25% of revenues, an increase of approximately $110,000, as compared to approximately $516,000, or 21% of revenues, incurred by the Company for the nine month period ended September 30, 2003. The increase in general and administrative expenses for the nine months ended September 30, 2004, was primarily attributable to the one time issuance of stock for services associated with the Company’s mergers and acquisitions activities. Approximately $72,000 of this expense was non-recurring and associated with a stock issuance for services associated with the Company’s mergers and acquisitions efforts.

        Depreciation and amortization. Depreciation and amortization expenses for the nine month period ended September 30, 2004, was $3,322, or less than 1% of revenues, a decrease of $6,703, as compared to $10,025 of such expenses, or less than 1% of revenues, incurred by the Company for the nine month period ended September 30, 2003. The decrease in depreciation and amortization expenses for the nine month period ended September 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

        Other income (expense). Interest income (expense), net for the nine month period ended September 30, 2004, was $4,398, or less than 1% of revenues, a decrease of $5,578 as compared to $9,976, or less than 1% of revenues, for the nine month period ended September 30, 2003. The decrease in interest income (expense), net for the nine month period ended September 30, 2004, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in interest-bearing accounts.

        Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2004, was approximately $382,000 as compared to the net loss of approximately $193,000 for the nine months ended June 30, 2003.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes, convertible notes, convertible exchangeable debentures and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2004 and 2003 the Company has materially financed its operations with its working capital.

Cash used in operating activities for the quarter ended September 30, 2004, was approximately $171,000 as compared to cash provided by operating activities of approximately $30,000 for the quarter ended September 30, 2003. The decrease in cash used by operations during the third quarter of 2004 as compared to the third quarter ending 2003 was primarily a result of an increase in days sales outstanding in accounts receivable and cash investments in its strategy to expand its revenues through targeted mergers and acquisition activities. Capital expenditures in property and equipment was approximately $4,000 for the quarter ended September 30, 2004, while there was no material amount of capital expenditures on property for the quarter ended September 30, 2003.

As of September 30, 2004, the Company had net working capital of approximately $0.8 million. The Company’s primary source of liquidity consists of approximately $0.6 million in cash and cash equivalents and approximately $0.5 million of accounts receivable. The Company’s current liabilities include approximately $0.4 million in accounts payable and accrued expenses.

The market for the Company’s services is experiencing an environment of constrained technology investment as a result of an economic slowdown that has reduced new technology initiatives. As a result of this negative environment, the demand for IT consultants ranging from software programmers to network engineers has been negatively affected. This has reduced demand for the Company’s consultants as well has created an increase in competition from both domestic and foreign firms for the diminished amount of new and ongoing IT initiatives. The Company anticipates in the future a reversal of these negative events as economic growth is restored, the constrained environment in new technology initiatives ebb, and the Company executes it current mergers and acquisitions strategy. Therefore, the Company’s business environment is characterized by rapid technological changes, experiences times of high growth and contraction, and material events such as mergers and acquisitions can materially change the profile of the Company.

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

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition ORC and any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against the assets of the Company, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition by the Company. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. The Company additionally raised approximately $3.6 million dollars in equity investments by Barron Partners, LP, as discussed in the Form 8-K filed by the Company on October 29,2004, as amended on November 2, 2004, and in the Form 8-K filed by the Company on November 4, 2004, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for the Company’s future acquisitions and growth strategy.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Just before the filing of this Form 10-Q, the Company’s management discovered that the agent it had engaged during 2003 to Edgarize and file the Company’s definitive proxy statement, dated November 17, 2003 and used in connection with the Company’s Annual Meeting of Shareholders held on December 18, 2003, and the Company’s 2003 Annual Report to Shareholders, did not in fact make such filings. Except with respect to these filings, which the Company made on November 12, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6.  EXHIBITS.

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

WIDEPOINT CORPORATION
Date: November 12, 2004	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer