Form 10-Q/A
period 2004-09-30
WIDEPOINT CORP
filed 2004-11-17
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

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

        The undersigned hereby includes the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as set forth in the page attached hereto:

             Facing Page - Correct Number of Shares Outstanding of the Issuer's Common Stock, as of November 12, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEPOINT CORPORATION
By: /s/ James T. McCubbin
James T. McCubbin
Chief Financial Officer, Secretary and
Treasurer

Facing Page

        The number of shares outstanding of the Issuer’s common stock, as of November 12, 2004, which was incorrectly set forth as 38,397,020 in the original Form 10-Q filed on November 15, 2004, is corrected to be 26,680,949.