Form 10-K
period 2004-12-31
WIDEPOINT CORP
filed 2005-04-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.

OR

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to __________.

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

Common Stock, par value $.001 per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes    X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes           No    X

        State the aggregate market value of the registrant’s voting and non–voting common equity held by non–affiliates of the registrant computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     $5,847,239.

        As of April 11, 2005, the registrant had 27,780,949 shares of its Common Stock issued and outstanding.

ITEM 1. BUSINESS

Introduction

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997. WidePoint is an information technology (“IT”) services firm with established competencies in federal government and commercial sector IT consulting services, including planning, managing and implementing IT solutions, software and secure authentication processes, and specialized outsourcing arrangements. WidePoint’s staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

From 2000 through 2002, WidePoint undertook several initiatives in an effort to transition from a millennium solutions provider to an integrated IT services company. In addition to establishing its corporate identity and brand imagery and optimizing its organizational structure, management implemented a services strategy that was responsive to the evolving requirements of its customers and target markets.

During 2002 and 2003, WidePoint witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT consultants. As a result of these conditions, the Company experienced both reduced gross margins and decreased demand for the IT services that it provides.

In 2004, WidePoint acquired Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. (“ORC”) as part of its strategy to refocus our business development initiatives toward the substantial increase in government spending on infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for systems and process expertise across most federal, state and local government markets. This market is also growing due to the fact that many government legacy systems and processes are approaching the end of their technologically useful lives, indicating the need for significant upgrade and enhancement. WidePoint intends to capitalize on the expected growth in its target markets through strategic acquisitions, and by implementing its project based enterprise strategy emphasizing industry-wide best practices disciplines.

Specifically, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Privacy Act, concern over lack of critical infrastructure protection, increasing preoccupation over proprietary design information, requirements for digital information archiving, and legal and political expectations for businesses and citizens to be able to conduct business with state and federal agencies in a secure environment, have increased expectations for 24 hour a day, 7 day a week service and information availability (as well as efficiency and cost savings of providing electronic/digital forms processing). With the establishment by the U.S. Government of the Department of Homeland Security (DHS), the U.S. Government is focused on the requirement to ensure the integrity of sensitive or confidential information. Addressing the threats to our country’s information infrastructure, such as the spread of the Code-Red Worm (CRv2)1 to 359,000 computer servers in less than 14 hours, has become a vital component in information assurance and security.

Looking forward, this secured and authenticated access market opportunity expands by orders of magnitude as information is increasingly circulated on the Internet among limited, but frequently changing audiences of specifically named individuals. Digital transactions must have the capability to prove who the provider of a piece of information is (by name, not simply office) as well as to verify that no one has modified the information subsequent to its issuance. There must be no question as to exactly when information is published. There must be a means of reviewing an auditable history of transactions and there must also be a means to archive all information securely, as well as a means to recall the information from the secure archive at a later time. The information age has created an urgent need for these requirements to be realized in an environment that is easy to use, suitable for senior executives and managers, highly reliable, and that supports the increasingly mobile demands of our society.

As federal agencies and commercial concerns are separately trying to implement meaningful and efficient security into Internet/Intranet operations to protect sensitive information and billions of dollars in transactions each day, WidePoint and its wholly-owned subsidiary ORC are postured to help these organizations meet the requirements by leveraging already existing infrastructures and creating a digital credential for each individual and device recognized and accepted both internally to an organization and externally by any other infrastructure recognizing federally authorized credentials as trustworthy. ORC’s Common Identity Enabling Infrastructure (CIEI)© and services fully support these needs.

WidePoint, through its ORC subsidiary, has solidly established its reputation as an elite provider of information assurance and security of digital transactions for the U.S. Department of Defense (DoD), Navy, Air Force, National Security Agency (NSA), US Coast Guard, Office of Management and Budget (OMB), General Services Administration (GSA), General Accounting Office (GAO), commercial clients and several state governments. ORC has distinguished itself by providing the highest levels of professionalism, on-time delivery of solutions and superior management.

WidePoint, through its ORC subsidiary, offers iDentity Management and eAuthentication Services© based on existing technology and open systems standards. ORC provides Identification and Authentication (I&A) interoperability among users and relying parties (Government, businesses, trading partners, and citizens) at the assurance level and rigor required by the owner of the protected resource. These services include three major US Government Certifications:

•	GSA eAuthentication Service Provider for Assurance Levels 1, 2, and 3

•	US Government External Certificate Authority (ECA)

•	GSA Access Certificates for Electronic Services (ACES)

1 David Moore (dmoore@caida.org), analysis on the spread of the Code-Red (CRv2) Worm.

iDentity Management and eAuthentication Services© fully support Business-to-Government, Government-to-Government, and Citizen-to-Government secure digital transaction requirements, and, because ORC-provided digital credentials are an allowable direct charge or ODC under the Federal Acquisition Regulation rules, the cost of such services and products can be “passed-on” to others by ORC’s customers in a contract and/or proposal.

WidePoint’s organization emphasizes an intense commitment to its people, its customers, and the quality of its solutions offerings. As a services organization, our customers are our primary focus. WidePoint has developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of intentional, unintentional, physical, natural or electronic compromise or disruption of any portion of its systems or services. The talent and technology are available, and the resident expertise experienced in working together, to ensure goals are achieved quickly and seamlessly. Contract instruments are already in place, and substantive reference base with an assortment of Federal Agencies are available.

WidePoint’s ORC subsidiary anticipates capturing a market share in iDentity Management and eAuthentication Services©, which are expected to be a growing market that will have the potential of providing significant revenue growth for the Company.

Most of WidePoint’s current costs consist of salaries and benefits paid to its technical, marketing and administrative personnel, as well as the solutions required to maintain the secure facilities that support the Company’s information assurance and security offerings. As a result of its plan to expand operations through a combination of internal growth initiatives and acquisition opportunities, such costs are expected to increase. The Company’s profitability depends upon both the volume of services performed and the ability to manage costs. A significant portion of the Company’s cost structure is labor related and it must effectively manage these costs in order to achieve growth and profitability. To date, WidePoint has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees charged to its clients.

Enterprise Strategy

In the continuing effort to differentiate itself and overcome the highly competitive environment that has been an obstacle to the expansion of its revenue streams, WidePoint has modified its strategic plan, including the launch of a federal sector business initiative, continued development of new technologies and capabilities tied to wireless technologies, and initiated and expanded several alliances and relationships to enhance its ability to penetrate new market segments.

As a result of its 2003 efforts, the Company was awarded a General Services Administration (GSA) Schedule in February 2004 that enhanced its ability to market to federal government markets. In addition, the Company acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) on March 24, 2004. The acquisition of Chesapeake accelerated our ability to compete for federal business as the result of Chesapeake’s existing alliances and expertise within the federal marketplace. WidePoint intends to leverage both Chesapeake’s capabilities and WidePoint’s GSA Schedule to expand its revenue base, even as it continues to look for and analyze growth alternatives via other selected merger and acquisition opportunities.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in providing IT solutions, including the provision of integration and secure authentication processes and related IT services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (“PKI”) technologies and ORC is currently the only External Certificate Authority for the United States Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

WidePoint intends to leverage both ORC’s and Chesapeake’s capabilities, in concert with its pre-existing GSA Schedule, to expand its existing revenue base. In addition, the Company is actively seeking to acquire other companies with complementary technical capabilities in IT related services to the federal government (both defense and civilian), state governments and local government agencies. If successful, WidePoint anticipates that it will become a significantly larger company with broader capabilities and resources than has been the case historically.

At the heart of the Company’s enterprise strategy is the vision of a “Commonwealth” of semi-autonomous but tightly intertwined business units, focused on the provision of a broad range of IT-based solutions to a clearly defined target market. While leveraging financial and support resources, and motivated to aggressively cross-market and cross-sell, these business units would retain their entrepreneurial cultures and management teams and be accountable for the performance and growth of their own lines of business and relationships. WidePoint believes this model to be quite attractive to individuals who have built quality businesses with inherent value, but who seek assistance and support in driving their businesses to the next level of growth and maturity. Such individuals will be provided with the opportunity to participate in the growth and performance of the total Widepoint enterprise and potentially capitalize upon the enterprise valuation they have helped build over the years within their respective organizations.

Business Strategy and Services

WidePoint’s strategy for its project-based initiatives has been to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that boost productivity and effectiveness through the services of its consultants. The Company focuses on providing end results with significant, tangible business benefits through consultants that possess recognized industry-standard certifications and years of successful project experience. The ancillary strategy for staff augmentation services has been to provide a value added service based upon the “best to market” practices developed internally, that utilizes a rapid response capability to our clients via highly trained consultants.

The Company presently focuses on planning, implementing and supporting IT-based initiatives with the following services:

Systems Engineering and Integration

Systems engineering and integration consists of working with Government and commercial clients to develop a plan, policies and specific requirements that are tailored to their unique needs. An electronic information approach, policy and implementation plan for any customer is developed after conducting an analysis of that customer’s requirements, including:

•	Survey of existing systems hardware and software;
•	Review/ audit of current requirements, directives, etc.;
•	Presentation of tools, systems and techniques available to support customer needs;
•	Consulting with and advising the customer about optimum investment options within available budget, including phasing recommendations;
•	Information Assurance and Security technology update and refresh;
•	Support Services such as training, education and Help Desk;
•	Data archiving; and
•	Consulting for application development, establishing enterprise directories and validation capabilities across a heterogeneous environment.

Architecture and Planning Services

IT Strategic Planning

Preparing an Information Architecture (IA) plan requires analysis, evaluation, integration, administration and maintenance. We are in an era where many government and commercial entities have an increasingly urgent need to protect sensitive business and personal information from the Internet information thieves of our time. Indeed, some would argue that protecting shared information and having the opportunity to guarantee trusted digital identity verification must be assured before full communications can take place. The use of digital signatures and Public Key enablement are becoming requirements for many who do business electronically with federal, state and local government agencies, but there are many other aspects of electronic information assurance that are important for users to consider. WidePoint’s ORC subsidiary and WidePoint’s commercial operations have an established reputation for developing solutions individually tailored to a customer’s many needs, while remaining within that customer’s schedule and time constraints. WidePoint sees itself as an advisor to the user, not a sales organization for specific equipment or solutions. The Company believes that attaining required information security standards for electronic communications and computer systems need not be seen as requiring huge dollar outlays, inevitably requiring wholesale replacement of existing systems, servers, hardware, software and security tools/firewalls, etc.

Software Selection

Through its operating subsidiaries, WidePoint applies open systems technology and Commercial Off-The-Shelf (“COTS”) tools, which complement rather than replace existing systems wherever possible. Further, the Company’s preferred recommendation is to migrate as many existing systems as possible from their current capabilities to more secure, robust capabilities by augmenting those systems with COTS products. One objective is to make changes that are largely invisible to operators and managers so there is little in the way of training challenges for the customer and only modest requirements for equipment investment. WidePoint does not design unique and proprietary software that forces the customer to work through the Company when subsequent (and inevitable) upgrades are required. WidePoint’s ORC subsidiary is GSA and DoD certified in the PKI arena, mandating that it remain current with policy, technical and security requirements for IA work on behalf of customers who may communicate with the Federal Government or DoD.

Management

WidePoint’s strength is that it values its people, its customers, and the quality of the services it provides. As a services organization, the focus of the Company’s business is its customers. For that reason any organizational discussion starts with WidePoint’s primary customer interface.

WidePoint has developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of compromise or disruption to any portion of the WidePoint systems as a result of intentional, unintentional, physical, natural or electronic means. These policies, procedures and controls are implemented and adhered to by those individuals fulfilling trusted roles.

The people selected to fill such trusted roles have proven to be diligent and trustworthy. The functions performed in these roles form the basis of trust for each such system. As an added precaution, WidePoint assigns the roles and functions responsible for security among a group of several individuals, so that any malicious activity requires collusion. Through sound security planning based on proven techniques and industry standards, the WidePoint systems were developed and are operated and maintained to provide digital credentials asserting the appropriate level of assurance to protect strategic and intellectual property and related information management.

The policies, procedures and controls are periodically reviewed for currency and possible upgrade. Random testing is performed and documented for use as a tool to further refine the means and methods used to maintain the integrity of each system. Widepoint executive management must authorize all actions performed by individuals fulfilling trusted roles.

Program/ Project Management

WidePoint and its subsidiaries’ Project Managers are people-oriented systems engineering professionals with leadership competence capable of determining the most effective ways to meet the customer’s requirements. Project Managers are facilitators, integrators, team builders, and relationship managers. Within its requirements-driven, performance-based, people oriented environment, Project Managers have responsibility and authority for project requirements. They are responsible for applying the systems engineering discipline to ensure that the technical, cost and schedule requirements are clearly defined and communicated and that quality products and/or services are rendered. The Project Manager is also responsible for designating resource allocation and for documenting requirements and assessing project performance. Project Managers are responsible for getting the job done correctly, on time, and on budget. This is accomplished by authorizing schedule/tasks with efficient and effective resources.

The Company’s Team Leads and Supervisors are people-oriented engineering professionals capable of determining the most effective ways to execute assignments delegated by the Project Manager. A Team Lead may be on a systems engineering or other competency/professional track. Team Leads are responsible to the Project Manager for the planning and execution of assignments, and to ensure performance parameters are met within timelines. Team Leads are responsible for identifying and mitigating risks associated with meeting requirements. If technical, schedule or resource obstacles cannot be overcome it is the responsibility of Team Leads to communicate to the Project Manager to achieve resolution.

Competency Leads are specialists or subject matter experts focused on areas of expertise that meet customer requirements and provide quality products and services. Development of competencies, from the apprentice through expert level, will be accomplished by matching task assignments with skill and knowledge. Competency Leads guide and recommend resource allocation to Project Managers. Competency expertise will vary depending on project requirements. Individuals with certain skills may be added or removed from projects, as required. On the job training at the Company is the key to developing expertise.

IT Outsource Solutions

Infrastructure Management

Common Identity Enabling Infrastructure (CIEI)©: On-site and out-source services that support an organization’s Business-to-Government (B2G), Business-to-Business (B2B), Citizen -to-Business (C2B), Government-to-Government (G2G), and Citizen-to-Government (C2G) enterprise requirements for:

•	Secure and trusted identity creation and management;
•	Authoritative sources for credentials and entitlements; and
•	Convenient access to Enterprise resources while maintaining appropriate security.

Applications Management

Focused in the medium to high assurance level market the Company’s CIEI© allows enterprise and application owners to begin where they currently are architecturally and migrate toward a vision of a secure network identity model. The Company is poised to support these secure network identity enterprise requirements (in-house or outsourced), by providing seamless integration of four services that make up CIEI©:

•	iDentity Management – providing infrastructure and processes that provide for creation and maintenance of an identity, including centralized administration and self-service of user accounts.
•	eAuthentication – providing authoritative repositories for identity, network and/or resource profiles combined with security services that enable identification, validation and support for authorization.
•	Access Management – providing authorization, audit functions and session management that enable enterprise and application owners to define access rights for individuals carrying out roles such as a business partners, suppliers, customers or employees.

•	Provisioning and Workflow – implementing business policies across enterprises, applications and data that support a higher degree of automation (devices such as identity tokens, credit cards, cell phones and personal computers).

Architecture and Design

By leveraging standards based, mature commercial-off-the-shelf components that have been proven in the technology market, CIEI© and other services offer the efficiency of a common solution for multiple applications within an enterprise and interoperability with the Federal Government and trading partners. The Company can also replicate these services (in part or whole) to provide an enterprise with the following advantages:

•	Enabling organization's applications with multiple I&A/validation interfaces rapidly;
•	Enabling enterprise applications to have enterprise or local access to account data;
•	Centralizing enterprise configuration management, managing information with multiple authentication methods;
•	Enabling local policy to determine trusted authentications by each application (i.e., application does not inherit trust that is not wanted);
•	Implementing of components designed to manage specific tasks so that applications do not have to support all authentication functions natively;
•	Enabling an easy migration path from less elegant eAuthentication schemes through higher assurance, including full PKI implementations and Federated Identities; and,
•	Enabling organizations to leverage a Government approved solution.

Software and Authentication Technology

By leveraging the Company’s systems engineering experience Widepoint is striving to become one of the nation’s premier systems engineering firms with a specialization in information assurance and security. This is evidenced by the following accomplishments:

•	The Company’s ORC subsidiary was distinguished as the first designated DoD Interim External Certificate Authority (IECA-1) and more recently the first US Government External Certificate Authority.
•	ORC has been distinguished as one of only three GSA Access Certificates for Electronic Services contract recipients.
•	ORC is distinguished as the first commercial GSA eAuthentication Service Provider.
•	ORC has been engaged as the lead systems engineer for the DoD PKI.

WidePoint’s ORC subsidiary is certified by the GSA eAuthentication Program Management Office as an eAuthentication Service Provider to facilitate public access to the services offered by Government agencies through use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. ORC offers various authentication credentials that include Userid/Password (Level 1 and 2 assurance), as well as Digital Certificates (Level 3 assurance).

ORC’s eAuthentication, defined by the “System Security Plan for Operational Research Consultants (ORC) Information Assurance/ Identity Management (IA/ IDM)©” supports multiple authentication methods, from Level 1 Userid/ Password to Level 3 Digital Certificates to authenticate users and validate their credentials. Real-time consumer and business authentication methods are used to extend ORC’s eAuthentication offering, allowing an organization to address broad audiences of users for eGovernment and internal applications in a timely manner. These are proven capabilities, compliant with existing laws and regulations, which can be integrated and rapidly deployed. ORC’s eAuthentication services apply a variety of proven methods that can be incorporated and validated quickly, developing confidence among your users and relying application.

ORC is certified as a trusted third party under the US Government ECA program, as defined by the “ORC External Certification Authority (ECA) Certification Practice Statement©” and the “ORC External Certification Authority (ECA) Key Recovery Practice Statement©". ORC is currently the only ECA authorized to issue Server (Device) Certificates and Code Signing Certificates, in addition to personal certificates:

•	Server Certificates provide trusted verification of the identity of web/application servers and enable those servers to support encrypted (Secure Sockets Layer) transaction protection.
•	Code Signing Certificates provide trusted verification of the integrity of software and documents.

ORC is a certified trusted third party under the GSA ACES program to provide digital certificates to the citizenry of the United States, as defined by the “ORC ACES Certification Practice Statement©". The ACES certificates can be provided to each and every American citizen, as well as, federal, state and local government and business entities to conduct business electronically with federal agencies such as the Veteran’s Administration, Social Security Administration and any other agency offering services via the Internet. In addition to the ACES contract, ORC is authorized as a trusted third party to sell ACES certificates directly to the business and private citizen communities. This offering is currently migrating to an ORC ACES/Shared Service Provider (SSP) capability that will expand the ACES program to offering full B2G and G2G PKI services.

The documents described above define the system and process intellectual property that allows the Company to be the leader in this market.

WidePoint’s ability to successfully expand requires significant revenue growth from increased services to existing and new clients, as well as successful strategic acquisitions and/or mergers. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in expansion through successful sales and marketing efforts and/or acquisitions could have an adverse impact on the Company’s revenues and operating results.

Clients

Widepoint’s commercial client base is located predominantly in the MidWestern region of the United States, while the government client base is located in the East Coast region of the United States. The Company has experience and expertise in the successful completion and staff augmentation of projects in the following industries: federal government agencies and associated contractor/suppliers, manufacturing, consumer product goods, direct marketing, healthcare and financial services.

Historically WidePoint has derived, and may continue to derive in the future, a significant percentage of its total revenues from a relatively small number of clients. During 2004, two customers, Abbott Laboratories and The Department of Homeland Security individually represented 12% and 11% of revenues, respectively. Due to the nature of WidePoint’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer may have a material adverse effect on results, but the Company does not believe at this time that we are substantially dependent upon any one customer. Further, with the acquisition of ORC, we have expanded the Company’s clientele dramatically with the following additional clients:

•	United States Treasury
•	United States Patent & Trademark Office
•	Administrative Office of U.S. Courts
•	Department of Agriculture
•	Census Bureau
•	Maritime Administration
•	General Services Administration
•	Commonwealth of Pennsylvania
•	Northrop Grumman IT
•	Lockheed Martin
•	Boeing
•	Maryland Procurement Office
•	Central Intelligence Agency
•	Department of Defense
°	Defense Information Systems Agency
°	Dependent Schools System
°	White House Communication Agency
°	U.S. Navy
°	U.S. Marine Corps
°	U.S. Air Force
°	U.S. Army
°	U.S. Coast Guard

Marketing and Sales

WidePoint focuses sales and marketing efforts on targeting federal government and corporate clients with significant IT budgets and requirements. Although work is performed for companies in various industries, the majority of the Company’s revenues for 2003 and 2004 were derived from contracts and projects with manufacturing clients, consumer products clients, healthcare clients, and financial services clients. Prospectively, the Company expects to derive a majority of its revenue from contracts with the federal government and related contracting opportunities.

The Company markets its solutions through its direct sales force, and alliances with several strategic partnerships in specific industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with services provided. Strategic partnerships and alliances provide the Company with additional access to potential clients.

Because time is of the essence (and cost is always a factor), WidePoint believes our proven CIEI© and services will scale well to the commercial market. By eliminating the lead-time needed to become operational while waiting for in-house development efforts, the Company can enable an organization to quickly deploy a fully operational capability, providing the highest levels of I&A of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, the credentials used to accomplish all of these requirements are interoperable with any other agency or organization choosing to accept Federal-compliant credentials. Moreover, because the trial and error phase has been previously facilitated, the resulting answers can be immediately gleaned, thereby mitigating overall costs dramatically.

Backlog

Through its operating subsidiaries, WidePoint maintains a significant backlog of multiple award government contracts that include:

GSA contracts that allow it to actively market specific tasking and initiatives throughout the Federal Government, including:

•	Access Certificates for Electronic Services (ACES), Contract Number GS00T99ALD0007, http://aces.orc.com/
•	Information Technology Professional Services FSC Group 70, Contract Number GS-35F-0164J, http://www.orc.com/contract_vehicles/gsa_fss/it/index.html
•	Worldwide FSS for Professional Engineering Services (PES) FSC Class 871, Contract Number GS-23F-0162L, http://www.orc.com/contract_vehicles/gsa_fss/pes/index.html
•	GSA Solutions and More (SAM) FSC Group 61 Part V, Contract Number GS-07F-0099L, http://www.orc.com/contract_vehicles/gsa_fss/s&m/index.html

The Company also holds various Government OMNIBUS contracts through its ORC subsidiary, including:

•	Naval Sea Systems Command multiple award SEAPORT
•	US Air Force ITSP
•	Pennsylvania

Contracts are also held with specific Government agencies, including:

•	Naval Supply Systems Command
•	Department of Homeland Security
•	US Patent and Trademark Office (Subcontract to PPC)
•	Defense Information Systems Agency (Subcontract to Tangible)
•	US Air Force PKI System Project Office (Subcontract to Anteon)

Additionally, WidePoint’s ORC subsidiary has over two-dozen iDentity Management and eAuthentication Services© pricing agreements with commercial companies for lots of 1,000, 5,000 and 10,000 credentials and associated services in various stages of agreement. The iDentity Management and eAuthentication Services© are expected to be WidePoint’s largest growth market.

WidePoint also holds several non-governmental contracts and preferred vendor relationships with major international corporations to provide IT manpower, consulting support and various outsourcing services.

As of December 31, 2004, the Company’s government contract awards which the Company could compete for task orders under had a backlog of approximately $575 million. Under these contract vehicles approximately $42 million was funded with approximately $20 million of that funded amount expected to occur after the current fiscal year. The Company presently is obligated to perform approximately $8 million in backlog in the current fiscal year.

Competition

The market for the services that the Company provides is highly competitive, fragmented, and is subject to rapid change. Primary competitors include participants from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies with third-world and emerging markets operations bases are also targeting this market. Competition is generally based on quality, timeliness, cost of services, and relevant targeted expertise.

With relation to systems engineering in the government sector, WidePoint’s long-range concern is the element of uncertainty associated with the Federal budget and its impact upon competition among the many contractors. The Company believes that the best way to meet the challenge of this market is to maintain a low overhead, employ quality personnel, and continue to deliver a product of the highest quality. Many corporations that operate in this market have reputable corporate histories and can draw employees from an enormous pool of suitable candidates. They have the ability to absorb substantial losses from operations. Additionally, they have an established network to assimilate data and formulate strategy in today’s competitive environment. Their strength is often their mass, which gives them flexibility in both proposing and responding to new requirements. Also, while there are advantages to being small, lack of name recognition becomes a problem in major contracts, even if past performance is in the Company’s favor.

However, many of these same corporations have higher overhead costs. They have policies and procedures in effect that quite frequently cause a longer response time to meet customer’s needs. Management personnel within those corporations are usually far removed from their workforce, thus fostering employee dissatisfaction.

Competition within the information security market is still fragmented. The most significant competition is in the planning and analysis portion of the market, in which many of the companies referred to above also operate, such as: Booz-Allen Hamilton, SAIC, CACI/ AMS, BAE Systems, Northrop Grumman, etc. However, the market to which the Company provides its CIEI© products and services has limited competition. Most of that competition (that includes Verisign, Digital Signature Trust, BeTrusted, and GeoTrust) is focused on low to medium levels of assurance. WidePoint believes it is the only company that has satisfied all of the certification requirements to serve the more meaningful medium to high level assurance market, and further believe this constitutes a twelve to eighteen month advantage over competition.

Additionally, the Company believes that its advantage in each of the markets described above is two-fold: highly experienced personnel and relatively low overhead. WidePoint’s professional staff has a proven record of success in meeting service needs of both private industry and public sector clients. Senior staff personnel hold advanced degrees in science, engineering, and operations research, specializing in the resolution of complex operational problems. Experienced personnel, competitive overhead, and being first to market will allow the Company to be very competitive.

Intellectual Property

WidePoint’s intellectual property primarily consists of methodologies developed for use in application development solutions. The services described above define the system and process intellectual property that allows the Company to be the leader in its markets. The Company’s ORC subsidiary holds a Patent for a Digital Parsing Tool that provides a secure repository gateway that will allow users, including first time users, the ability to immediately establish and access accounts by presenting their certificates to a directory validated by the gateway. In this manner, the Company relies upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect the ownership of its proprietary methodologies. WidePoint generally enters into nondisclosure and confidentiality agreements with its employees, partners, consultants, independent sales agents and clients. As the number of its competitors increase, the likelihood that such competitors will use similar methodologies increases. Although the Company’s methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future; that the assertion of such claims will not result in litigation; or that WidePoint would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, regardless of its outcome, litigation can result in substantial costs to WidePoint and divert management’s attention from its operations. Although the Company is not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation could materially adversely affect the business, operating results and financial condition of the Company.

Personnel

As of December 31, 2004, the Company had 76 full time employees and 4 part-time employees including 6 persons in sales and recruiting, 62 persons in consulting, and 8 persons in management and administration. WidePoint also periodically employs additional consultants and temporary employees.

The Company’s facilities are located in areas populated by military (both retired and active duty) and highly skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources that include electronic databases, public forums, and personal networks of friends and former coworkers.

WidePoint believes that its future success will depend in part on its continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. There can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of its business. The Company generally does not have employment contracts with its employees, but does maintain employment agreements with its key employees. However, confidentiality and non-disclosure agreements are in place with many of the Company’s employees. None of WidePoint’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

SEC Filing Status

Commencing with its quarter ended March 31, 2005, the Company will file its reports under the Securities Exchange Act of 1934 as a “small business issuer” as defined in Rule 12b-2 under the Act.

ITEM 2. PROPERTIES.

The Company’s principal executive office consists of approximately 3,500 square feet of office space located at One Lincoln Centre, Suite 1100, Oakbrook Terrace, Illinois, which is leased through July 2007 for approximately $3,500 per month. Rent in 2003, under a prior sublease for the office at One Lincoln Centre was approximately $66,000. Rent in 2004 was approximately $65,000.

WidePoint’s ORC subsidiary has its principal offices at 1736 South Park Court, Chesapeake, Virginia in approximately 2,400 square feet under a lease that expires on April 30, 2006. The annual rent for this office is approximately $26,400, plus a pro rata share of increases in real estate taxes and operating expenses.

ORC also maintains two secure facilities in the Northern Virginia area. The Alexandria office is located at 1625 Prince Street, Suite 350, Alexandria, Virginia. This office is currently leased through January 31, 2008 for approximately $7,400 per month. The Fairfax office is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030. The lease for this office expires February 28, 2009 and costs approximately $28,000 per month. The Alexandria office consists of approximately 3,100 square feet of office space and the Fairfax office consists of approximately 11,900 square feet of office space. A pro rata share of increases in real estate taxes and operating expenses are also paid for these offices.

Access to ORC’s secure facilities is restricted to authorized personnel. All unknown or unidentified persons are accompanied or challenged by personnel to prevent unauthorized access and/or disclosure of sensitive data. Non-cleared maintenance and cleaning personnel are escorted at all times while in central computer rooms and facilities. ORC employs five levels of physical access control and two separate physical access alarm systems:

Level 1 – ORC facilities are located in two buildings each employing security-guarded entrances during normal working hours and 24-hour security patrolling the premises after hours and on weekends. Proximity card access is required after hours for building and elevator access. Cameras are located at all entry points.

Level 2 – ORC proximity cards, issued to all employees requiring access to ORC general access areas, activate the card reader at the suite doors. Cameras are located at all entry points.

Level 3 – ORC personnel who have successfully completed the required screening process validating a routine requirement to work in the operations center are granted access controlled by ORC Proximity card readers programmed for this level.

Level 4 – ORC personnel who have successfully completed the required screening process validating a routine requirement to work in this level and have met the appropriate “clearance” requirements are granted access to this level controlled by ORC proximity readers programmed for this level. All personnel must present their proximity card to enter and leave this level. (Note: Level 3 and 4 are combined in ORC’s secondary facility.)

Level 5 – ORC personnel who have successfully completed the required screening process and are authorized to work on equipment and have met the appropriate “clearance” requirements, are granted access to this controlled area via cipher/ proximity reader lock programmed for this level. All personnel must log in and log out when they enter and leave this level.

A GSA approved five-drawer security container (Mosler Safe), located at each ORC facility, provides physical protection of information related to the privileged access roles. At least two parties are necessary to do any key management or audit log operations. Separation of activation mechanism components is protected in separate safe drawers accessible only to personnel in each separate role. A security check of the facility housing the ORC IA/ IDM resources is made at least once every 24 hours.

All of ORC’s facilities maintain an interim Top Secret Facility Clearance.

During 2000, several of the Company’s offices were closed and their leases were either sublet, assigned, or have expired. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June 2000 on the same terms as the primary lease for that location. Annual rent in 2004 for that property was approximately $38,400 and the lease expired on February 24, 2004. The lease for the Company’s former corporate headquarters office located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc., and such assigned lease expires on September 30, 2005. The Company remains secondarily liable if GHG Holdings, Inc. were to default on that assigned lease.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2004, ORC was the defendant in a lawsuit entitled Fleuette v. ORC, C.A. No. 1:04-cv-1054, in the Eastern District of Virginia, in which Renee Fleuette Gallagher, a former employee of ORC, alleged that ORC wrongfully terminated her employment with ORC. The plaintiff sought an unspecified amount of damages from ORC. Prior administrative and judicial proceedings instituted by Ms. Gallagher against ORC have been dismissed or found to be without merit. ORC did not believe that it had committed any wrong against Ms. Gallagher and therefore vigorously defended itself in the lawsuit filed by Ms. Gallagher. As part of the agreements entered into between WidePoint, ORC and the former stockholders of ORC at the time of WidePoint’s acquisition of ORC, the former stockholders of ORC agreed to indemnify WidePoint and ORC from any liability involving the claims by Ms. Gallagher against ORC, including the above-captioned lawsuit. In February of 2005, a settlement was reached between the parties and the complaints were dismissed.

Other than as described above, the Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

WidePoint’s Annual Meeting of Stockholders was held on January 27, 2005. The following matters were submitted to our stockholders at that meeting.

The following two persons were elected by the following votes to serve as Class I directors of the Board of Directors for three years or until their resignation and/or their successors are elected and qualified:

Name	Votes For	Votes Withheld
Mark Mirabile	17,467,060	2,046,207
Norman Wareham	15,949,957	3,563,310

The following two persons were elected by the following votes to serve as Class III directors of the Board of Directors for two years or until their resignation and/or their successors are elected and qualified:

Name	Votes For	Votes Withheld
Mark Fuller	17,469,960	2,043,307
John Crowley	17,467,457	2,045,810

Stockholders also ratified the increase of the number of authorized shares of Common Stock from 50,000,000 shares to 110,000,000 shares. Such approval was evidenced by a vote of 18,165,595 shares for and 1,343,772 shares against, with 3,900 shares abstaining.

Stockholders ratified an amendment to WidePoint’s 1997 Stock Incentive Plan (the “Plan”) providing for an increase of 7,000,000 shares in the total number of shares of Common Stock authorized for issuance under the Plan from 3,000,000 shares to 10,000,000 shares. The amendment was approved by a vote of 11,480,868 shares for and 2,907,522 shares against, with 5,124,877 shares abstaining.

Finally, the Stockholders ratified the selection of Grant Thornton, LLP as the independent accountants for WidePoint for the current fiscal year. Such approval was approved by a vote of 18,369,797 shares for and 1,134,170 shares against, with 9,300 shares abstaining.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is quoted on the NASD OTC Bulletin Board under the symbol “WDPT” and the Frankfurt and Berlin exchanges under the symbol “ZMX”. From July 5, 2000 to March 1, 2001 the Company’s Common Stock was traded on the NASDAQ SmallCap Market under the symbol “WDPT”.

The stock prices listed below represent the high and low closing bid prices of the Common Stock for each of the periods indicated:

2004	High	Low
Fourth Quarter	$0.86	$0.31
Third Quarter	0.38	0.26
Second Quarter	0.53	0.29
First Quarter	0.54	0.13
2003	High	Low
Fourth Quarter	$0.17	$0.09
Third Quarter	0.14	0.09
Second Quarter	0.19	0.09
First Quarter	0.17	0.08

        As of April 12, 2005 there were 176 registered holders of record of the Company’s Common Stock and approximately 2,016 beneficial holders of record of the Company’s Common Stock.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2004, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	2,112,000	$0.14	888,000
Not approved by security holders	5,111,111	$0.28	- 0 -
Total	7,223,111	$0.24	888,000

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. WidePoint plans to retain earnings for use in growing its business base. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on WidePoint’s results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board of Directors to be a priority requirement of the business.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below for each of the years in the five-year period ended December 31, 2004 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 25, 2004, WidePoint acquired the stock of Operational Research Consultants, Inc. (“ORC”), a Virginia corporation. The accompanying financial data includes the accounts of ORC as of the date of the acquisition. A further description of that purchase is set forth in the Company’s Form 8-K/A filed on January 7, 2005 with the Securities and Exchange Commission. On April 30, 2004, WidePoint closed on the acquisition of Chesapeake Government Technologies, Inc. (“Chesapeake”), a Delaware corporation. A further description of that purchase is set forth in the Company’s Form 8-K filed on May 14, 2004. On September 29, 2000, WidePoint sold PMC. The accompanying financial data includes the accounts of PMC through that date of sale. A further description of that sale transaction is set forth in the Company’s Form 8-K/A filed on December 13, 2000 with the Securities and Exchange Commission.

The reflected changes as a result of the acquisitions and disposition described above along with the Company’s strategy to continue to acquire additional businesses might cause the data described in the tables below not to be indicative of the Company’s future financial condition or results of operations.

Selected Financial Data

	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$5,542,118	$3,293,508	$3,495,160	$5,902,728	$12,834,474
Cost of revenues	4,066,543	2,460,281	2,489,983	3,122,061	7,014,045

Gross Profit	$1,475,575	$833,227	$1,005,177	$2,780,667	$5,820,429
Sales and marketing expense	596,564	430,065	525,322	614,786	1,856,694
General and administrative expense	1,196,707	693,220	643,771	2,549,661	8,535,062
Facilities closing expense	--	--	--	43,500	376,289
Disposition of subsidiary	--	--	--	--	699,203
Impairment of long-term assets	--	--	--	5,853,693	--
Depreciation and amortization	70,896	12,777	51,792	545,290	851,562

Loss from operations	(388,592)	(302,835)	(215,708)	(6,826,263)	(6,498,381)

Other income (expense):
Interest income	5,841	11,551	17,658	44,655	103,351
Interest expense	(38,144)	(1,304)	(1,559)	(5,231)	(198,971)
Loss from financial instruments	(204,998)	--	--	--	--
Other	2,118	1,500	140,000	--	--

Net loss before income taxes	(623,775)	(291,088)	(59,609)	(6,786,839)	(6,594,001)
Income taxes (benefit)	(816)	--	--	--	--

Net loss	(622,959)	(291,088)	(59,609)	$(6,786,839)	$(6,594,001)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.00)	$(0.52)	$(0.51)

Basic and diluted weighted average
shares outstanding	18,664,148	15,579,913	14,243,310	12,984,913	12,979,055

Dividends	--	--	--	--	--
Total Assets	$9,913,408	$1,465,645	$1,921,868	$2,193,339	$9,690,389
Long-term debt	--	--	--	--	--
Long-term obligations (Capital leases only)	--	--	--	6,421	24,430
Capital leases, current portion	--	--	6,421	18,009	29,830

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

During 2002 and 2003, WidePoint witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT consultants. As a result of these conditions, the Company experienced both reduced gross margins and decreased demand for the IT services that it provides.

In 2004, WidePoint acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) and Operational Research Consultants, Inc. (‘ORC”) as part of WidePoint’s strategy to refocus the Company’s business development initiatives toward the substantial increase in government spending on infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for systems and process expertise across most government markets, federal, state and local. This market is also growing due to the fact that many government legacy systems and processes are approaching the end of their technologically useful lives, indicating the need for significant upgrade and enhancement. WidePoint intends to capitalize on the expected growth in its target markets through its strategic acquisitions, continuing rollout of the ORC Public Key Infrastructure (“PKI”) initiative, and by continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. The Company intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, the Company is continuing to actively search out new synergistic acquisitions that WidePoint believes will further enhance the present base of business which has been augmented by its recent acquisitions and internal growth initiatives.

As a result of these actions in 2004, the Company’s revenues for the period ending December 31, 2004 increased by approximately 68% from approximately $3.3 million in 2003 to $5.5 million in 2004. This increase was materially due to the additional revenues of approximately $2.2 million generated by ORC from October 25, 2004 through December 31, 2004. ORC generated approximately $10.5 million in unaudited revenues for the year ending December 31, 2004. Taken together with the results of WidePoint’s revenues for the same period, the combined total materially affects the comparability of the information reflected in the selected consolidated financial information presented above, and therefore may not be indicative of the Company’s future financial condition or results of operations. Further, as the Company attempts to continue to implement its strategy of strategic growth driven both by internal growth and potential merger and acquisition activity, we believe that future performance may continue to affect the comparability of the information reflected in the selected consolidated financial information presented above.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Goodwill and Other Intangibles

•	Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company’s senior management has reviewed these critical accounting policies and related disclosures with its Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding accounting policies and other disclosures required by U.S. GAAP.

Revenue Recognition

The majority of WidePoint’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at December 31, 2004 due to termination provisions and thus has not recorded provisions for such events.

Allowance for Doubtful Accounts

WidePoint determines its Allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations , and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

Goodwill and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31.

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

As of December 31, 2004, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value goodwill and other long-lived assets. Goodwill and long-lived assets are a significant item on the Company’s balance sheet and represent approximately 60% of our total assets. Any impairment as a result of the estimate utilizing net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Goodwill and other long-lived assets are identified on the face of the Balance Sheet as Goodwill and Intangibles. Amortization of Intangibles are identified on the face of the Statement of Operations within Amortization and Depreciation.

The Company’s senior management has discussed the development and selection of the accounting estimate, and the MD&A disclosure regarding it, with the audit committee of the Company’s board of directors.

Accounting for Income Taxes

WidePoint accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company has incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2023. As such, the Company has recorded a full valuation allowance against net deferred tax assets. Although WidePoint believes that its estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in the historical income tax provisions. Such differences could have a material effect on the income tax provision and net income in the period in which such determination is made.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restate prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. Upon making its determination of the transition method the Company will adopt Statement 123(R). The Company will adopt this Statement on January 1, 2006 in accordance with the requirements.

Results of Operations

Year Ended December 31, 2004 Compared to the Year ended December 31, 2003

Revenues. Revenues for the year ended December 31, 2004, were approximately $5.5 million, an increase of $2.2 million, as compared to revenues of approximately $3.3 million for the year ended December 31, 2003. The 68% increase in revenues in 2004 was primarily attributable to the acquisition of Operational Research Consultants, Inc. (“ORC”). ORC contributed approximately $2.2 million in revenues subsequent to its acquisition by the Company on October 25, 2004.

Gross profit. Gross profit for the year ended December 31, 2004, was approximately $1.5 million, or 27% of revenues, an increase of $0.7 million as compared to gross profit of approximately $0.8 million, or 25% of revenues, for the year ended December 31, 2003. The increase in the amount of gross profit was materially attributable to greater operating margins within the business base of the Company’s recent acquisition of ORC, which experienced gross margins in services of approximately 40%.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2004 were approximately $0.6 million, or 11% of revenues, as compared to $0.4 million, or 13% of revenues, for the year ended December 31, 2003. The $0.2 million increase in sales and marketing expenses for the year ended December 31, 2003, was primarily attributable to an increase in the amount of sales and marketing expenditures as a result of the Company’s recent acquisition of ORC.

General and administrative. General and administrative expenses for the year ended December 31, 2004 were approximately $1.2 million, or 24% of revenues, as compared to $0.7 million, or 21% of revenues, for the year ended December 31, 2003. The $0.5 million increase in general and administrative expenses in 2004 was primarily attributable to an increase in the amount of general and administrative expenses associated with the acquisitions of both Chesapeake and ORC, and the Company’s implementation of its federal sector business initiative.

Interest income (expense). Interest income for the year ended December 31, 2004 was $5,841, a decrease of $5,710, or 51%, as compared to $11,551 for the year ended December 31, 2003. The decrease in interest income in 2004 was primarily attributable to lesser amounts of available cash and other securities. Interest expense for the year ended December 31, 2004 was $38,144, an increase of $36,840, or 2,725%, as compared to $1,304 in interest expense for the year ended December 31, 2003. The increase in interest expense in 2004 was primarily attributable to the Company’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

Loss from Financial Instruments. The Company recognized a loss from financial instruments of approximately $205,000 in the year ended December 31, 2004 which related to the difference between the fair value of the warrants issued to Barron Partners, LP in connection with the preferred stock financing and the market price of the common stock underlying such warrants at December 31, 2004. No such loss was recognized in the year ended December 31, 2003.

Net loss. As a result of the above, the net loss for the year ended December 31, 2004 was approximately $0.6 million, an increase of $0.3 million, as compared to the net loss of approximately $0.3 million for the year ended December 31, 2003.

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

Interest income (expense). Interest income for the year ended December 31, 2003 was $11,551, a decrease of $6,107, or 35%, as compared to $17,658 for the year ended December 31, 2002. The decrease in interest income in 2003 was primarily attributable to lower interest rates. Interest expense for the year ended December 31, 2003 was $1,304, a decrease of $255, or 16%, as compared to $1,559 in interest expense for the year ended December 31, 2002. The decrease in interest expense in 2003 was primarily attributable to the elimination of the capital lease obligations.

Net loss. As a result of the above, the net loss for the year ended December 31, 2003 was approximately $0.3 million, an increase of $0.2 million, as compared to the net loss of approximately $60,000 for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2004 and 2003, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance.

Cash used in operating activities for the year ended December 31, 2004, was approximately $0.5 million as compared to cash used in operating activities of approximately $0.3 million for the year ended December 31, 2003. The decrease in cash balances available for operating activities for the years ended December 31, 2004 and 2003, respectively, were primarily a result of investments in which we expanded our sales and general and administrative cost structure to implement our growth strategy. Capital expenditures in property and equipment were approximately $15,000 for the year ended December 31, 2004, as compared to capital expenditures in property and equipment of approximately $8,000 for the year ended December 31, 2003.

As of December 31, 2004, the Company had a net working capital deficit of approximately $4.0 million. Excluding the impact of the financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment by Barron Partners, LP in the Company in October 2004 and discussed below, the working capital deficit would be reduced by approximately $3.8 million, resulting in a net working capital deficit of approximately $0.2 million. WidePoint’s primary source of liquidity consists of approximately $0.5 million in cash and cash equivalents and approximately $3.0 million of accounts receivable. Current liabilities include approximately $2.4 million in accounts payable and accrued expenses; $1.6 million in a line of credit with RBC Centura Bank; and $3.8 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidation damages clause within the registration rights agreement entered into with Barron Partners, LP.

The market for the Company’s services is experiencing an environment of constrained technology investment resulting from an economic slowdown that has reduced new technology initiatives. As a result of this negative environment, the demand for IT consultants ranging from software programmers to network engineers has been negatively affected. This has reduced demand for consultants, as well as created an increase in competition from both domestic and foreign firms for the diminished amount of new and ongoing IT initiatives. WidePoint anticipates a reversal of these negative events in the future, as economic growth is restored, the constrained environment in new technology initiatives ebb, and the Company executes its current mergers and acquisitions strategy. Therefore, the Company’s business environment is characterized by rapid technological change; experiences times of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

Since 2002, WidePoint has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. There are currently no commitments for capital expenditures. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that are convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. The shares of Common Stock which may be acquired by Barron upon its conversion of its Series A Convertible Preferred Stock and/or the exercise of its warrant are subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction may be removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants expire in October 2009. On April 8, 2005, Barron converted 100,000 shares of its preferred stock into 1,000,000 shares of Common Stock.

Pursuant to the registration rights agreement, between Barron and WidePoint, related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of Common Stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by April 23, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint will be required to pay Barron a maximum penalty of up to $20,000 for each month the registration statement is not effective.

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 2 years	3-4 years	More than 5 years
Long-Term	$--	$--	$--	$--	$--
Capital Lease	--	--	--	--	--
Convertible debt	--	--	--	--	--
Operating lease (1)	2,072,877	595,259	525,340	887,928	64,350
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities	--	--	--	--	--

Total	$2,072,877	$595,259	$525,340	$887,928	$64,350

(1)     WidePoint’s office located at One Lincoln Center, Oakbrook Terrace, Illinois 60181 has a lease which runs through July 31, 2007, with payments in 2005 representing an obligation of approximately $42,800 and payments from 2006 to 2007 representing obligations of approximately $70,600. The office at 1736 South Park Court, Chesapeake, VA has a lease which runs through April 30, 2006, with payments in 2005 representing an obligation of approximately $26,700 and payments in 2006 representing obligations of approximately $9,000. The office at 11250 Waples Mill Rd., Fairfax, VA, has a lease which runs through March 15, 2009, with payments in 2005 representing an obligation of approximately $341,000 and payments in 2006 through 2009 representing obligations of approximately $1,188,000. The office at 1625 Prince St., Alexandria, VA, has a lease which runs through January 31, 2008, with payments in 2005 representing an obligation of approximately $91,700 and payments in 2006 through 2008 representing obligations of approximately $191,600.

Other

Inflation has not had a significant effect on the Company’s operations, as increased costs to the Company have generally been offset by increased prices of products and services sold, although this has been more recently compromised by some of the competitive pricing pressures referenced under Competition in Item 1 of this document.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates associated with its senior current short-term debt provided by RBC-Centura. These borrowings bear interest at variable rates and are determined by the Prime Rate. A hypothetical 10% increase in interest rates would have increased the Company’s annual interest expense for the year ended December 31, 2004 by less than $2,000.

WidePoint does not use derivative financial instruments for speculative or trading purposes. Excess cash is invested in short-term, investment grade, interest-bearing securities. Investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average maturity of the portfolio cannot exceed 90 days.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of December 31, 2004. As a result of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In its efforts to continually monitor and improve its controls and procedures, the Company has identified a material weakness in the design of our internal controls due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters such as occurs with a material acquisition such as we encountered in our recent acquisition of Operational Research Consultants, Inc. The Company is currently working to augment its accounting staff with resources to assist it in complex non-routine accounting issues as a result of events such as mergers and acquisitions. Further, the Company also identified a weakness in its controls and procedures in tracking its submissions to the Securities and Exchange Commission during the fourth quarter of 2004. The Company’s resource who was charged with filing the prior year's Proxy Statement and Annual Report to Shareholders with the Securities and Exchange Commission failed to complete such submissions and the Company failed to identify such non-submission. As such, the Company implemented an additional internal control to correct this event in the future. The additional internal control over financial reporting, which was instituted during the period ending December 31, 2004, involves an additional reporting process to track and confirm the filing of requisite filings with the Securities and Exchange Commission whereby confirmations are routed to executive management after each new filing is submitted and accepted to track and confirm the previous submissions. Otherwise, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2004, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2005:

Name	Age	Position
Steve L. Komar	63	Chief Executive Officer and Chairman
James T. McCubbin	41	Vice President, Chief Financial Officer, Secretary, Treasurer and Director
James M. Ritter	59	Director and Assistant Secretary
G.W. Norman Wareham	52	Director
Mark Mirabile	41	Vice President, Chief Operations Officer and Director
Daniel Turissini	45	Chief Executive Officer and President-Operational Research Consultants, Inc.
Mark C. Fuller	48	Director, Chief Executive Officer - Chesapeake Government Technologies, Inc.
John D. Crowley	43	Director, President - Chesapeake Government Technologies, Inc.

Steve L. Komar has served as a director since December 1997 and became Chairman of the Board of Directors in October 2001. Mr. Komar has also served as Chief Executive Officer since December 2001. From June 2000 until December 2001, Mr. Komar served as a founding partner in C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. From 1980 to 1991, Mr. Komar served in a number of financial management positions with CitiGroup, including the role of Chief Financial Officer of Diners Club International and Citicorp Information Resources, respectively. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.

James T. McCubbin has served as a director and as WidePoint’s Secretary and Treasurer since November 1998. Since August 1998, Mr. McCubbin has also served as Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as the Company’s Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.

James M. Ritter has served as a director since December 1999 and as Assistant Secretary since December 2002. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

G.W. Norman Wareham has served as a director since December 1997. Mr. Wareham served as Vice President, Secretary and Chief Financial Officer from September 1996 until August 1998. Mr. Wareham is President of Wareham Management Ltd. and provides management consulting and accounting services to public companies in Canada and the United States. Mr. Wareham is a certified general accountant and has been engaged in the public practice of accounting for over 20 years.

Mark Mirabile has served as a director since his appointment in April 2002. Mr. Mirabile has also served as Vice President and Chief Operations Officer since December 2001. From June 2000 to November 2001, Mr. Mirabile served as Vice President of Sales and Marketing. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc., a wholly-owned subsidiary of WidePoint. Mr. Mirabile was a co-founder of Eclipse Information Systems, Inc. prior to its acquisition by WidePoint in December 1998. Mr. Mirabile has over 20 years experience in IT at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

Mr. Turissini presently serves as the Chief Executive Officer of Operational Research Consultants, Inc. (“ORC”), a wholly-owned subsidiary of the Company. WidePoint acquired ORC on October 25, 2004. Mr. Turissini was a founding partner of ORC in 1991 and served as its Chief Operations Officer since its inception. An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC. While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD (a user community of approximately 36 million personnel, devices, and applications) and has been certified as the first of three certificate authorities for the Department of Defense’s External Certificate Authority (ECA) program and by the General Services Administration to provide Access Certificates for Electronic Services (ACES). From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc. From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate. Mr. Turissini is a graduate of the United States Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.

Mark Fuller was elected to serve as a Class III director at the Company’s Stockholders Meeting on January 27, 2005 and presently serves as the Chief Executive Officer of Chesapeake, a wholly-owned subsidiary of the Company. The Company acquired Chesapeake on March 24, 2004. Mr. Fuller was a co-founder of Chesapeake and has served as its Chief Executive Officer since its inception in February 2004. Mr. Fuller has also served as Chairman and CEO of Chesapeake Partners, Inc., a business consulting company, since October 2001. From December 2000 to October 2002, Mr. Fuller served as President of Network Services for Verizon Avenue, a wholly-owned subsidiary of Verizon Communications Inc. Verizon Avenue was originally founded as One Point Communications, where Mr. Fuller served as President of Network Services from January 1999 to December 2000. Prior thereto, Mr. Fuller served as Vice President of ACSI (which later became known as e.spire), from November 1994 to November 1998. From August 1993 to November 1994, Mr. Fuller served as Director of MCI Sales for Teleport Communications Group. From March 1988 to August 1993, Mr. Fuller held various management positions with MCI Telecommunications, Inc. Mr. Fuller also served 9 years in the United States Army where he rose to the rank of Major prior to leaving active duty in March 1988. Mr. Fuller is a graduate of the United States Military Academy at West Point, New York where he received a Bachelor of Science degree in Applied Science and Engineering. Effective as of April 8, 2005, Mark Fuller resigned from the Board of Directors of WidePoint pursuant to the contractual terms of an Agreement and Plan of Merger, dated March 24, 2004, by and among WidePoint and Chesapeake, as a result of a notice terminating the employment agreement between WidePoint and Mr. Fuller.

John Crowley was elected to serve as a Class III director at the Company’s Stockholders Meeting on January 27, 2005 and presently serves as the President of Chesapeake, a wholly-owned subsidiary of the Company. The Company acquired Chesapeake on March 24, 2004. Mr. Crowley was a co-founder of Chesapeake and has served as its President since its inception in February 2004. From September 2002 to March 2004, Mr. Crowley served as Vice President of Strategic Partnerships and Alliances at AT&T Corp. From March 1992 to September 2002, Mr. Crowley served as Vice President of Strategic Ventures and Alliances at MCI Telecommunications, Inc. From 1983 to 1992, Mr. Crowley held various management and consulting positions with different companies, including United City Traders and PricewaterhouseCoopers. Mr. Crowley received his Bachelor of Science degree in Business Administration from Georgetown University. Effective as of April 8, 2005, John Crowley resigned from the Board of Directors of WidePoint pursuant to the contractual terms of an Agreement and Plan of Merger, dated March 24, 2004, by and among WidePoint and Chesapeake, as a result of a notice terminating the employment agreement between WidePoint and Mr. Crowley.

Our executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships among any of the Company’s executive officers or directors.

Code of Ethics

The Company’s Board of Directors recently adopted a code of ethics for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at www.widepoint.com.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Chief Executive Officer of the Company, as well as the executive officers of the Company at December 31, 2004 whose annual salary and bonus in 2004 exceeded $100,000.

Summary Compensation Table
					Long-Term Compensation
Annual Compensation					Awards		Payouts
(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation[1] ($)	(f) Restricted Stock Award(s) $	(g) Securities Underlying Options (#)	(h) LTIP Payouts ($)
Steve Komar	2004	$ 40,000	$ 12,000	$ -0-	$ -0-	-0-	$ -0-
Chief Executive	2003	$ 40,000	$ 22,000	$ -0-	$ -0-	100,000	$ -0-
Officer and President	2002	$ 40,000	$ -0-	$ -0-	$ -0-	500,000	$ -0-

James McCubbin	2004	$119,000	$ -0-	$ -0-	$ -0-	-0-	$ -0-
Vice President &	2003	$119,000	$ 31,500	$ -0-	$ -0-	-0-	$ -0-
Chief Financial Officer	2002	$119,302	$ -0-	$ -0-	$ -0-	-0-	$ -0-

Mark Mirabile	2004	$119,000	$ -0-	$ -0-	$ -0-	-0-	$ -0-
Vice President &	2003	$119,000	$ 43,500	$ -0-	$ -0-	-0-	$ -0-
Chief Operations Officer	2002	$119,000	$ -0-	$ -0-	$ -0-	-0-	$ -0-

[1]	Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person’s annual salary and bonuses for 2004.

The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2004 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

Option Grants Table
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term[4]
Name	Options Granted (#)[1]	% of Total Options Granted to Employees in Fiscal Year[2]	Exercise Price($/SH)[3]	Expiration Date	0%	5%	10%
Steve Komar	1,333,333	26	$0.235	7/13/09	$ 0	$ 67,525	$ 145,418
James McCubbin	1,333,333	26	$0.235	7/13/09	0	$ 67,525	$ 145,418
Mark Mirabile	1,333,333	26	$0.235	7/1/09	0	$ 67,525	$ 145,418

[1] The reported amount consists solely of warrants granted by the Company to the named executives as part of a future performance grant by the Board of Directors of the Company. The warrants are not issued under the Company’s 1997 Stock Incentive Plan. The warrants expiring on July 13, 2009 for 1,333,333 shares of the Company’s Common Stock vest as to 333,333 for each named executive on December 31, 2004, with the remaining warrants vesting per performance parameters determined by the Compensation Committee of the Board of Directors.

[2] Based on options and warrants for a total of 5,111,111 shares of Common Stock granted to all employees or directors in 2004.

[3] The per share exercise price is equal to the fair market value per share of Common Stock on the date of grant of the option.

[4] The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of five years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of the Company’s Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of the Company’s Common Stock, overall stock market conditions, and the optionee’s continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2004. No options were exercised by such persons during 2004.

Aggregate Option Exercises and Fiscal Year-End Option Value Table
(a) Name	(b) Number of Shares Acquired on Exercise	(c) Value Realized ($)	(d) Number of Securities Underlying Unexercised Options at FY-End (#) [1] Exercisable/Unexercisable	(e) Value of Unexercised In-The-Money Options at FY-End ($) Exercisable/Unexercisable [2]
Steve Komar	-0-	-0-	920,833/1,012,500[3]	$484,542/ $432,125

James McCubbin	-0-	-0-	834,333/1,000,000[4]	$386,667/ $425,000

Mark Mirabile	-0-	-0-	834,333/1,000,000[5]	$386,667/ $425,000

[1]	The reported options were granted by the Company to the named executive officer under the Company’s 1997 Stock Incentive Plan (the “Plan”).

[2]	Market value of underlying shares at December 31, 2004, minus the exercise price.

[3]	The above-reported options entitle Mr. Komar to purchase from the Company (i) 500,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (ii) 37,500 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iii) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, with all such shares fully vesting on December 31, 2004 or by an earlier vesting decision as may be granted by the Compensation Committee, and (iv) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. Komar on July 14, 2004. Does not include (i) 12,500 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $0.09 per share until April 24, 2013 pursuant to a stock option grant to him on April 24, 2003 which shall vest on April 21, 2005 or by an earlier vesting decision as may be granted by the Compensation Committee, and (ii) a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. Komar on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

4	The above-reported options entitle Mr. McCubbin to purchase from the Company (i) 500,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (ii) 1,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000 and (iii) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. McCubbin on July 14, 2004. Does not include a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. McCubbin on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

5	The above-reported options entitle Mr. Mirabile to purchase from the Company (i) 500,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (ii) 1,000 shares of Common stock that may be purchased by Mr. Mirabile from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000 and (iii) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. Mirabile on July 14, 2004. Does not include a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. Mirabile on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

        No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2004.

Employment Agreements and Arrangements

        On July 1, 2002, the Company entered into an employment agreement with Steve Komar, Chief Executive Officer and President of the Company. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2004, the Company and Mr. Komar exercised the first of such one-year renewal options. The agreement provides for (1) a base salary of $40,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of Company business; (4) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (5) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, the Company entered into an employment agreement with James McCubbin, Chief Financial Officer of the Company. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2004, the Company and Mr. McCubbin exercised the first of such one-year renewal options. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (3) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (4) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, the Company entered into an employment agreement with Mark Mirabile, Chief Operations Officer of the Company. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2004, the Company and Mr. Mirabile exercised the first of such one-year renewal options. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of Company business; (3) reimbursement for additional actual business expenses consistent with the Company’s existing policies that have been incurred for the benefit of the Company; (4) paid medical and other benefits consistent with the Company’s existing policies with respect to key executives of the Company, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

Stock Options

        1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company’s 1997 Stock Incentive Plan (the “Plan”), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, “Stock Incentives”). The Plan is administered by the Compensation Committee and provides for the grant of Stock Incentives to officers, key employees and consultants of the Company to purchase up to an aggregate of 3,000,000 shares of Common Stock at not less than 100% of fair market value of the Common Stock on the date granted. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the Committee. As of December 31, 2004, options to purchase a total of 2,112,000 shares of Common Stock under the Plan, at prices ranging from $0.07 to $1.35 per share, were outstanding, of which options to purchase 1,684,500 shares were presently exercisable. Subsequent to December 31, 2004, the shareholders approved an amendment to expand the 1997 Stock Incentive Plan from 3,000,000 to 10,000,000 shares of the Company’s Common Stock.

        1997 Directors Formula Stock Option Plan. In May 1997, the Board of Directors adopted, and in December 1997 the stockholders of the Company approved, the Company’s 1997 Directors Formula Stock Option Plan (the “Director Plan”). Other than Messrs. Wareham and Ritter, directors of the Company who are not employed by the Company and who do not perform services for the Company are eligible to receive options under the Director Plan. The Director Plan is administered by a committee that presently consists of Messrs. Komar and McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan. During 2004, options granted to and vested with the directors were returned to the Company. There are no options presently outstanding under the Director Plan.

        Other Options. Options were granted on April 21, 2003 by the Board of Directors outside of the Director Plan to Messrs. Ritter and Wareham, who abstained from voting on such matter, for each of Messrs. Ritter and Wareham to purchase (i) 50,000 shares of Common Stock at a price of $0.09 per share through April 21, 2013, of which options to purchase 25,000 shares vested on July 21, 2003, 12,500 shares vested on April 21, 2004, and the remaining 12,500 shares will vest on April 21, 2005, and (ii) 50,000 shares of Common Stock at a price of $0.13 per share through December 31, 2013 with all of the shares vesting on December 31, 2004. Options were also granted to a pool of employees of ORC on October 25, 2004 for 1,111,111 common shares at a grant price of $0.45 of which no shares were vested as of December 31, 2004.

Directors’ Fees

Directors who are not officers or employees of the Company receive an annual fee of $12,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Common Stock beneficially owned as of December 31, 2004 by: (i) each person known by the Company to be the beneficial owner of 5% or more of such class of securities, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

Directors, Nominees and 5% Stockholders	Number of Shares of Common Stock(1)	Percent of Outstanding Common Stock(1)
Michael Higgins (2)	1,512,000	5.4%
Steve Komar (3)	1,785,833	6.4%
Norman Wareham (4)	87,500	0.1%
James McCubbin (5)	1,699,333	6.1%
James Ritter (6)	89,000	0.1%
Mark Mirabile (7)	1,869,333	6.7%
Mark Fuller (8)	1,360,991	4.9%
John Crowley (9)	1,360,993	4.9%
Jay Wright (10)	1,360,993	4.9%
Daniel Turissini (11)	875,000	3.1%
All directors and
officers as a group
(8 persons) (12)	10,488,976	37.8%

(1)     Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2)     The address of Mr. Higgins is 12408 Rivers Edge Drive, Potomac, Maryland 20854.

(3)     Includes (i) 865,000 shares of Common Stock purchased by Mr. Komar from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 500,000 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (iii) 37,500 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iv) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, with all such shares fully vesting on December 31, 2004 or by an earlier vesting decision as may be granted by the Compensation Committee, and (v) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004. Does not include (i) 12,500 shares of Common Stock that may be purchased by Mr. Komar from the Company at a price of $0.09 per share until April 24, 2013 pursuant to a stock option grant to him on April 24, 2003 which shall vest on April 21, 2005 or by an earlier vesting decision as may be granted by the Compensation Committee, and (ii) a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. Komar on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

(4)     Includes (i) 37,500 shares of Common Stock that may be purchased by Mr. Wareham from the Company at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003 under the Plan, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, with all such shares vesting on December 31, 2004. Does not include 12,500 shares of Common Stock that may be purchased by him at a price of $0.09 per share through April 24 2013, under an option granted on April 24, 2003, with all such shares vesting on April 24, 2005.

(5)     Includes (i) 865,000 shares of Common Stock purchased by Mr. McCubbin from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 500,000 shares of Common Stock that may be purchased by Mr. McCubbin from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iii) 1,000 shares of Common stock that may be purchased by Mr. McCubbin from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (iv) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004. Does not include a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. McCubbin on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

(6)     Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter, (ii) 37,500 shares of Common Stock that may be purchased by Mr. Ritter from the Company at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003 under the Plan, and (iii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, with all such shares vesting on December 31, 2004. Does not include 12,500 shares of Common Stock that may be purchased by him at a price of $0.09 per share through April 24 2013, under an option granted on April 24, 2003, with all such shares vesting on April 24, 2005.

(7)     Includes (i) 865,000 shares of Common Stock purchased by Mr. Mirabile from the Company on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 170,000 shares of Common Stock issued to Mr. Mirabile in December 1998 in connection with the Company’s prior acquisition of Eclipse, (iii) 500,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iv) 1,000 shares of Common Stock that may be purchased by Mr. Mirabile from the Company at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (v) 333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004. Does not include a warrant to purchase up to 1,000,000 shares of Common Stock at an exercise price of $0.235 granted to Mr. Mirabile on July 14, 2004, which shall vest upon a determination by the Compensation Committee that the Company has achieved certain performance goals which change each year.

(8)     Includes 1,360,991 shares of Common Stock issued to Mr. Fuller in March 2004 in connection with the Company’s acquisition of Chesapeake Government Technologies, Inc. (“Chesapeake”). Does not include a warrant to purchase up to 1,814,658 shares of Common Stock at an exercise price of $0.235 issued to Mr. Fuller in connection with the Company’s acquisition of Chesapeake, which warrant will become exercisable in the event Mr. Fuller achieves certain performance criteria as set forth in the acquisition agreements entered into between the Company, Chesapeake and Mr. Fuller in connection with such acquisition. Mr. Fuller formerly served as the CEO of Chesapeake, a wholly-owned subsidiary of the Company.

(9)     Includes 1,360,993 shares of Common Stock issued to Mr. Crowley in March 2004 in connection with the Company’s acquisition of Chesapeake. Does not include a warrant to purchase up to 1,814,658 shares of Common Stock at an exercise price of $0.235 issued to Mr. Crowley in connection with the Company’s acquisition of Chesapeake, which warrant will become exercisable in the event Mr. Crowley achieves certain performance criteria as set forth in the acquisition agreements entered into between the Company, Chesapeake and Mr. Crowley in connection with such acquisition. Mr. Crowley formerly served as the President of Chesapeake, a wholly-owned subsidiary of the Company.

(10)     Includes 1,360,993 shares of Common Stock issued to Mr. Wright in March 2004 in connection with the Company’s acquisition of Chesapeake. Does not include a warrant to purchase up to 1,814,658 shares of Common Stock at an exercise price of $0.235 issued to Mr. Wright in connection with the Company’s acquisition of Chesapeake, which warrant will become exercisable in the event Mr. Wright achieves certain performance criteria as set forth in the acquisition agreements entered into between the Company, Chesapeake and Mr. Wright in connection with such acquisition. Mr. Wright serves as a consultant to the Company.

(11)     Includes 875,000 shares of Common Stock issued to Mr. Turissini in connection with the Company’s acquisition in October 2004 of Operational Research Consultants, Inc. (“ORC”). Does not include 1,851,852 shares which are held in escrow and subject to possible return to the Company in the event ORC does not achieve certain performance levels of a post-closing basis as provided in such acquisition agreements. Mr. Turissini serves as the C.E.O. of ORC, a wholly-owned subsidiary of the Company.

(12)     Includes the shares referred to as included in notes (3), (4), (5), (6), (7), (8), (9) and (11) above. Does not include the shares referred to as not included in notes (2), (3), (4), (5), (6), (7), (8), (9), (10) and (11) above.

Barron Partners Stock Ownership

        In October 2004, the Company completed a financing with Barron Partners L.P. (“Barron”) for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. As a result of the financing, Barron owns 2,045,714 shares of the Company’s Series A Convertible Preferred Stock, which are convertible into a total of 20,457,140 shares of Common Stock, and Barron owns warrants entitling it to purchase a total of 10,228,571 shares of Common Stock. Barron’s rights to convert such Series A Convertible Preferred Stock and/or to exercise such warrants are subject to contractual limitations which restrict its ability to acquire such shares at any time in the event Barron would own more than a total of 4.99% of the outstanding shares of Common Stock following such conversion and/or exercise. The aforementioned restriction may be removed by Barron upon 61 days notice to the Company from Barron, but in the event that Barron elects to remove such restriction, then Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of Common Stock at any time. Assuming that Barron elects to remove the restriction on its ability to own no more than 4.99% of the outstanding shares of Common Stock, then in the event Barron were to convert all of its Series A Convertible Preferred Stock into shares of Common Stock and Barron were to exercise all of its warrants to purchase shares of Common Stock, then it would own an aggregate of 43% of the then outstanding shares of Common Stock, subject to the above-described voting restriction. On April 8, 2005, Barron converted 100,000 shares of preferred stock into 1,000,000 shares of Common Stock.

Acquisition of Chesapeake Government Technologies, Inc.

        On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004, by and among the Company, Chesapeake Acquisition Corporation, Chesapeake and Mark Fuller, John Crowley and Jay Wright, who were the sole stockholders of Chesapeake. The Company issued 4,082,980 shares of Common Stock to Messrs. Fuller, Crowley and Wright as the sole stockholders in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement with the Company and deposited 3,266,384 shares of the 4,082,980 newly issued shares of Common Stock into escrow.

        The 3,266,384 shares of Common Stock placed into escrow will be released to Messrs. Fuller, Crowley and Wright in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of Common Stock will be released to Messrs. Fuller, Crowley and Wright in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005, escrow expiration date may be extended for one additional year by the Company in the event we determine that Messrs. Fuller, Crowley and Wright have achieved certain performance levels in the latter part of 2005. In the event the Company does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of Common Stock to which Messrs. Fuller, Crowley and Wright have not become entitled to receive will be returned to the Company. For the period ending December 31, 2004, 542,220 escrow shares representing 180,740 escrow shares each were released to Messrs. Fuller, Crowley and Wright, respectively.

        The merger agreement also provides that in the event the revenues actually received by the Company from the business acquired from Chesapeake equals or exceeds certain levels before December 31, 2005, then the Company will prepare a proxy statement for its then next ensuing Annual Meeting of Stockholders to ask the Company’s stockholders to vote upon a proposal to increase the size of the Board of Directors from a total of seven persons to a total of nine persons, with one of the candidates for such two newly created director positions to be nominated by the sole stockholders and with the other candidate to be mutually agreed upon between the Company and the sole stockholders; provided, however that at any time after Messrs. Fuller, Crowley or Wright are no longer employed by the Company, then the persons who are serving on our Board of Directors as designees of Messrs. Fuller, Crowley and Wright shall resign from their positions as directors of WidePoint.

        Pursuant to the terms of the merger agreement, the Company caused Chesapeake to enter into employment/non-competition agreements with each of Mark Fuller and John Crowley and a consulting agreement with Jay Wright. As part of the potential compensation that may be earned by each of Messrs. Fuller, Crowley and Wright, the Company issued to each such person a warrant to purchase 1,814,658 additional shares of Common Stock at an exercise price of $0.235 per share, with each such warrant only being exercisable in the event that the revenues actually received by the Company from the business acquired from Chesapeake exceed the maximum levels required for the sole stockholders to receive all of the 3,266,384 shares of Common Stock placed in escrow.

        In order to allow WidePoint to consummate the financing transactions with Barron in which WidePoint needed a sufficient number of authorized but unreserved shares of Common Stock to underlie a portion of the shares of Series A Convertible Preferred Stock and a portion of the warrants issued by WidePoint to Barron and Westcap, Messrs. Komar, McCubbin, Mirabile, Fuller, Crowley and Wright agreed in October 2004 with WidePoint to make the aggregate amount of 9,443,974 shares of Common Stock underlying their warrants to be thereafter subject to the approval by WidePoint’s stockholders of an increase in the total number of authorized shares of Common Stock of WidePoint. On January 27, 2005, the stockholders of the Company approved the required amendment to increase the total number of authorized shares of Common Stock of WidePoint.

Acquisition of Operational Research Consultants, Inc.

        On October 25, 2004, the Company completed the acquisition of Operational Research Consultants, Inc. (“ORC”) a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. To finance the acquisition, the Company completed a convertible preferred financing with Barron, an accredited investor, and utilized a line of credit which the Company maintains with RBC-Centura Bank. The Company entered into a stock purchase agreement with ORC and Fred Thornton, Richard Montgomery and Daniel Turissini, the sole stockholders of ORC, to effectuate the acquisition, and entered into a preferred stock purchase agreement and a registration rights agreement with Barron in connection with the financing.

        Pursuant to the stock purchase agreement between the Company, ORC and Messrs. Thornton, Montgomery and Turissini, the Company agreed to purchase and acquire all of ORC’s outstanding Common Stock. In consideration for the ORC stock, the Company paid Messrs. Thornton, Montgomery and Turissini an aggregate of $5,000,000 payable in a combination of cash, promissory note and Common Stock, less a receivables holdback. The receivables holdback will be held in escrow and released at certain milestone dates over a three-year period pursuant to a certain formula. The promissory note was extinguished in November of 2005.

        The aggregate consideration to be paid by the Company to Messrs. Thornton, Montgomery and Turissini shall be adjusted in the event that ORC’s 2004 revenue is less than $8,000,000 and for any set-offs, recoupments and/or payments of losses. The agreement also provides a clawback provision in the event that the losses or indemnity amounts exceed the receivables holdback.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Promissory Notes with Executive Officers of the Company

        Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Messrs. Komar, McCubbin and Mirabile, the Company privately sold 865,000 shares of Common Stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration for the issuance by each such person to the Company of a three-year full-recourse promissory note in the principal amount of $181,650 (which equals $0.07 per share, being the closing price of the Common Stock on July 8, 2002) and bearing interest at 5% per annum, with equal annual principal payments of $60,550 being due on July 5th of each year. In 2004, the largest aggregate amount of indebtedness outstanding under these promissory notes equaled the total of the following approximate amounts for each such person: Mr. Komar – $64,000; Mr. McCubbin – $64,000; and Mr. Mirabile – $64,000. As of December 31, 2004, the amount of indebtedness outstanding under these promissory notes equaled the total of the following approximate amounts for each such person: Mr. Komar — $24,000; Mr. McCubbin — $24,000; and Mr. Mirabile — $24,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid Grant Thornton LLP approximately $53,000 and $33,000 in audit and review fees for fiscal year 2004 and 2003, respectively.

Audit-Related Fees

The Company did not pay Grant Thornton LLP any audit-related fees for fiscal year 2004 or 2003, respectively.

Financial Information Systems Design and Implementation Fees

The Company did not pay Grant Thornton LLP any financial information systems design and implementation fees for fiscal year 2004 or 2003, respectively.

Tax Fees

The Company did not pay Grant Thornton LLP any tax fees for fiscal year 2004 or 2003, respectively.

All Other Fees

The Company did not pay Grant Thornton LLP any nonaudit fees for fiscal year 2004 or 2003, respectively.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedule

(1)	Financial Statements:

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 2004, 2003, and 2002

Consolidated Statements of Cash Flow for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2	Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant's Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.1	ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2	Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3	ZMAX Corporation 1999 Directors Formula Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4	Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5	Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

* — Management contract or compensatory plan

10.6	First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7	Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8	Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9	Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10	Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11	Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)*

10.12	Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.13	ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.14	Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

* — Management contract or compensatory plan

10.15	Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16	Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the “COCACT” Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.17	Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the “COCACT”Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.18	Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.19	Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.20	Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.21	Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

* — Management contract or compensatory plan

10.22	Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23	Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.24	Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.25	Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

10.26	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.27	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.28	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.29	Agreement and Plan of Merger by and among WidePoint Corporation, Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and Mark C. Fuller, John D. Crowley and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2004.)

10.30	Escrow Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.31	Stock Pledge Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

* — Management contract or compensatory plan

10.32	Employment and Non-Compete Agreement between WidePoint Corporation and Mark C. Fuller.* (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.33	Employment and Non-Compete Agreement between WidePoint Corporation and John D. Crowley.* (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.34	Consulting and Non-Compete Agreement between WidePoint Corporation and Jay O. Wright.* (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.35	Warrant Agreement between WidePoint Corporation and Mark C. Fuller. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.36	Warrant Agreement between WidePoint Corporation and John D. Crowley. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.37	Warrant Agreement between WidePoint Corporation and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.

10.38	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.39	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.40	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.41	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.42	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* — Management contract or compensatory plan

10.43	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.44	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc.

10.45	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc.

21	Subsidiaries of WidePoint Corporation

23.1	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation
Date: April 15, 2005	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer
Date: April 15, 2005	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2005	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
Dated: April 15, 2005	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer, Secretary and Treasurer
Dated: April 15, 2005	/s/MARK MIRABILE
Mark Mirabile
Director, Vice President and Chief Operations Officer
Dated: April 15, 2005	/s/JAMES M. RITTER
James M. Ritter
Director, Assistant Secretary
Dated: April 15, 2005	/s/G.W. NORMAN WAREHAM
G.W. Norman Wareham
Director

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for the Years ended
December 31, 2004, 2003, and 2002	F-3
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2004, 2003, and 2002	F-4
Consolidated Statements of Cashflows for the Years ended
December 31, 2004, 2003, and 2002	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WidePoint Corporation:

We have audited the accompanying consolidated balance sheet of WidePoint Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois
April 14, 2005

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$463,525	$949,612
Accounts receivable, net of allowance of $0 and $18,819 respectively	3,007,590	405,662
Prepaid expenses and other assets	203,126	49,645

Total current assets	3,674,241	1,404,919

Property and equipment, net	80,652	6,990
Goodwill	2,806,440	--
Intangibles	3,190,927	--
Other assets	161,148	53,736

Total assets	$9,913,408	$1,465,645

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,342,759	$52,382
Accrued expenses	859,345	238,902
Income taxes payable	79,177	--
Short-term portion of deferred rent	2,720	--
Short-term borrowings	1,592,408	--
Financial instruments	3,782,952	--

Total current liabilities	7,659,361	291,284

Long-term portion of deferred rent	7,058	--
Deferred income tax liability	221,959	--

Total liabilities	7,888,378	291,284

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares and no shares issued and outstanding, respectively	2,046	--
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,125,393 shares
and 15,579,913 shares issued and outstanding, respectively	21,125	15,580
Stock warrants	14,291	--
Related party notes receivable	(81,100)	(128,003)
Additional paid-in capital	43,515,382	42,110,539
Accumulated deficit	(41,446,714)	(40,823,755)

Total stockholders' equity	2,025,030	1,174,361

Total liabilities and stockholders' equity	$9,913,408	$1,465,645

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

	For the Years Ended December 31,
	2004	2003	2002
Revenues, net	$5,542,118	$3,293,508	$3,495,160
Cost of revenues	4,066,543	2,460,281	2,489,983

Gross profit	1,475,575	833,227	1,005,177
Sales and marketing	596,564	430,065	525,322
General and administrative	1,196,707	693,220	643,771
Depreciation and amortization	70,896	12,777	51,792

Loss from operations	(388,592)	(302,835)	(215,708)
Other income (expenses):
Interest income	5,841	11,551	17,658
Interest expense	(38,144)	(1,304)	(1,559)
Loss from financial instruments	(204,998)	--	--
Other	2,118	1,500	140,000

Net loss before provision for income taxes	(623,775)	(291,088)	(59,609)

Income tax provision	(816)	--	--

Net loss	$(622,959)	$(291,088)	$(59,609)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.00)

Basic and diluted weighted-average shares outstanding	18,664,148	15,579,913	14,243,310

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Stock	Related Party Notes	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Total
Balance, January 1, 2002	--	--	12,984,913	12,985	140,000	--	41,931,484	(40,473,058)	1,611,411

Adjustment of warrant valuation	--	--	--	--	(140,000)	--	--	--	(140,000)
Sale of common stock	--	--	2,595,000	2,595	--	--	179,055	--	181,650
Issuance of related party notes
receivable	--	--	--	--	--	$(185,056)	--	--	(185,056)
Net loss	--	--	--	--	--	--	--	(59,609)	(59,609)

Balance, December 31, 2002	--	--	15,579,913	15,580	--	(185,056)	42,110,539	(40,532,667)	1,408,396

Collections on related
party notes receivable	--	--	--	--	--	57,053	--	--	57,053
Net loss	--	--	--	--	--	--	--	(291,088)	(291,088)

Balance, December 31, 2003	--	$--	15,579,913	$15,580	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

Collections on related
party notes receivable	--	--	--	--	--	46,903	--	--	46,903
Issuance of common stock
Tripoint	--	--	500,000	500	--	--	71,928	--	72,428
Issuance of common stock
- Chesapeake	--	--	4,082,980	4,083	--	--	1,491,702	--	1,495,785
Issuance of common stock
- ORC	--	--	962,500	962	--	--	384,038	--	385,000
Sale of preferred stock	2,045,714	2,046	--	--	--	--	--	--	2,046
Expenses associated from
preferred stock	--	--	--	--	--	--	(542,825)	--	(542,825)
Issuance of common
stock warrants	--	--	--	--	14,291	--	--	--	14,291
Net loss	--	--	--	--	--	--	--	(622,959)	(622,959)

Balance, December 31, 2004	2,045.714	$2,046	21,125,393	$21,125	$14,291	$(81,100)	$43,515,382	$(41,446,714)	$2,025,030

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(622,959)	$(291,088)	$(59,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	15,712	12,777	51,792
Amortization expense	64,884	--	--
Deferred financing costs	11,909	--	--
(Gain) Loss on sale of property and equipment	(1,500)	(1,500)	(750)
Loss from financial instruments	204,998	--	--
Adjustment of warrant valuation	--	--	(140,000)
Changes in assets and liabilities-
Accounts receivable	(179,376)	(11,435)	65,756
Prepaid expenses and other assets	(257,505)	18,579	(19,312)
Accounts payable and accrued expenses	273,341	(30,711)	(235,502)
Income tax payable	79,177	--	--
Deferred tax liability	(110,980)	--	--

Net cash (used in) operating activities	(522,299)	(303,378)	(337,625)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	(4,640,729)	--	--
Purchases of property and equipment	(15,336)	(7,802)	--
Proceeds from sale of property and equipment	1,500	1,500	750

Cashflows (used in) provided by investing activities	(4,654,565)	(6,302)

Cash flows from financing activities:
Borrowings on notes payable	1,792,408	--	--
Payments on notes payable	(200,000)	--	--
Collections on related party notes	46,903	57,053	--
Net payments on long-term obligations	--	(6,421)	(18,009)
Proceeds from issuance of warrants	14,291	--	--
Net proceeds from issuance of preferred stock	3,037,175	--	--

Cashflows provided by (used in) financing activities	4,690,777	50,632	(18,009)

Net (decrease) in cash	(486,087)	(259,048)	(354,884)
Cash, beginning of period	949,612	1,208,660	1,563,544

Cash and cash equivalents, ending of period	463,525	949,612	1,208,660
Supplementary cash flow information:
Cash paid for-
Interest	$7,125	$--	$--

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization and Nature of Operations:

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

During 2002 and 2003, WidePoint witnessed a highly competitive economic environment within the commercial IT sector due to a combination of constrained business investment and an excessive supply of IT consultants. As a result of these conditions, the Company experienced both reduced gross margins and decreased demand for the IT services that it provides. In 2004, WidePoint acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) and Operational Research Consultants, Inc. (“ORC”) as part of WidePoint’s strategy to refocus our business development initiatives toward the substantial increase in government spending on infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for systems and process expertise across most government markets, federal, state and local. WidePoint intends to capitalize on the expected growth in its target markets through its strategic acquisitions, continue rollout of ORC’s Public Key Infrastructure (“PKI”) initiative, and by continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. The Company intends to continue to leverage the synergies between its newly acquired operating subsidiaries and cross sell its technical capabilities into each separate marketplace serviced by its respected subsidiaries.

The Company has physical locations in Oakbrook Terrance, Illinios, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand and available senior lending facility is adequate to finance operations through 2005.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At December 31, 2004 and 2003, cash and cash equivalents of investments in money market and overnight sweep accounts were $46,065 and $250,144, respectively. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2002,
Allowance for doubtful accounts	$30,000	$3,950	$30,000	$3,950
For the year ended December 31, 2003,
Allowance for doubtful accounts	$3,950	$17,864	$2,995	$18,819
For the year ended December 31, 2004,
Allowance for doubtful accounts	$18,819	$14	$18,833	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2004 and 2003, unbilled accounts receivable totaled $138,529 and $6,207, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at December 31, 2004 due to termination provisions and thus has not recorded provisions for such events.

Significant Customers

During 2004, two customers, Abbott Laboratories and The Department of Homeland Security, individually represented 12%, and 11% of revenues, respectively. During 2003, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenue, respectively.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in October of 2004. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The Financial Instrument was marked to market at December 31, 2004.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively. As of December 31, 2003, three customers, Abbott Laboratories, Meritage Technologies, and BTE Consulting, Inc., individually represented 26% and 11% and 10% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2004	2003
Computers, equipment and software	$90,029	$25,535
Less- Accumulated depreciation and amortization	(9,377)	(18,555)

	$80,652	$6,990

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. WidePoint recorded $9,700 of amortization expense for the year ended December 31, 2004. The Company recorded no amortization expense for the year ended December 31, 2003 and 2002, respectively. Capitalized software costs included in Other Intangibles at December 31, 2004 were approximately $0.6 million. WidePoint had no capitalized software costs included in Other Intangibles at December 31, 2003 and 2002, respectively.

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31.

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

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 18,314,748, 2,112,000, and 1,978,000 shares of common stock outstanding at December 31, 2004, 2003, and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

	Year ended December 31,
	2004	2003	2002
Net loss, as reported	$622,959	$291,088	$59,609
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects	$690,503	$615,704	$644,178
Pro forma net loss	$1,313,462	$906,792	$703,787
Loss per share:
Basic and diluted - as reported	$0.03	$0.02	$0.00
Basic and diluted - pro forma	$0.06	$0.06	$0.05

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	--	--	--
Risk-free interest rate	3.03 - 3.25%	3.03 - 3.25%	2.70 - 4.13%
Volatility factor	166%	140%	156%
Expected life in years	5	5	5

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The Company is currently determining which transition method it will adopt and is evaluating the impact Statement 123(R) will have on its financial position, results of operations, EPS and cash flows when the Statement is adopted. Upon making its determination of the transition method the Company will adopt Statement 123(R). The Company will adopt this Statement on January 1, 2006 in accordance with the requirements.

3.	Debt:

December 31, 2004
Borrowings under WidePoint's Senior Debt Agreement:	$1,592,408

        On October 25, 2004, the Company executed a senior lending agreement with RBC-Centura. The Agreement initially provides for a $2.5 million revolving credit facility. The maturity date of the credit facility is October 25, 2005.

        The maximum available borrowing under revolving credit facility at December 31, 2004 was $2.2 million. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate which was 5%.

        WidePoint’s credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the year ended December 31, 2004, WidePoint was in compliance with each of these financial covenants. The weighted average borrowings under the revolving portion of the facility and the prior agreement during the year ended December 31, 2004, were $1.5 million. In conjunction with the execution of the credit facility, the Company recorded $0.1 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility.

        The total interest and finders’ fees paid was approximately $34,000 for the year ended December 31, 2004.

4.	Acquisition:

On October 25, 2004, WidePoint completed the acquisition of 100 percent of the outstanding common shares of Operational Research Consultants, Inc., or ORC. ORC specializes in information technology, or IT, integration and secure authentication solutions and providing services to the United States Government. The results of operations for ORC have been included in our consolidated financial statements since that date.

In consideration for the ORC stock, the Company paid the ORC shareholders an aggregate of $5,000,000 payable in a combination of cash of approximately $4.6 million, approximately $0.4 million of the Company’s common stock, and approximately $0.1 million in a receivables holdback. In addition an earnout provision worth up to $5 million in consideration in the form of Company common stock of up to $2.5 million at $0.45 per common share and cash consideration up to $2.5 million may be realized upon performance parameters disclosed within the purchase agreement further described in an 8-K filing on October 29, 2004. The earnout provisions may be realized through December 31, 2005. No earnout provisions have been earned as of December 31, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 25, 2004
Current assets	$2,446,740
PP&E, net	74,038
Goodwill	2,806,440
Intangible assets(1)(2)	1,655,594
Other assets	21,724
Current liabilities	1,560,422
Deferred tax liability	332,939

Total	5,111,175

Intangible assets include: (1) internally generated software and (2) software and customer relationships. Internally generated software is being amortized over a 6 year life as of August 1, 2004 for approximately $340,000, with the remaining cost still accumulating. Software and customer relationship amounts are being amortized using a weighted average life of 6 years and 5 years, respectively.

The following table summarizes the pro forma statements of operations of ORC and WidePoint consolidated for the periods ending December 31, 2003 and 2004, respectively;

	Proforma 2004	Proforma 2003
Revenues	13,853,008	18,250,123
Net Loss	(979,224)	(522,027)
Loss per share	(0.05)	(0.03)
Basic common shares outstanding	19,636,648	19,133,420

5.	Goodwill and Intangible Assets:

        Effective January 1, 2002, WidePoint adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on Decmeber 31st of each calendar year. These reviews have resulted in no adjustments in goodwill.

        During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. The Company has also capitalized software development cost associated with its PKI initiative and has estimated the purchase price allocation of the assets acquired and pursuant to a final valuation have allocated estimated purchase price of the components and software capitalization of goodwill and other intangibles as follows:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
ORC Intangible	$1,145,523	$(36,847)
Chesapeake Intangible	1,540,319	(18,337)
PKI Intangible	334,672	(9,700)

Total	$3,020,514	$(64,884)

Unamortized intangible assets
Other	$235,297

Total	$235,297
Aggregate Amortization Expense:
For year ended 12/31/04	$64,884
Estimated Amortization Expense:
For year ended 12/31/05	$389,305
For year ended 12/31/06	$389,305
For year ended 12/31/07	$389,305
For year ended 12/31/08	$389,305
For year ended 12/31/09	$307,803

6.	Promissory Notes:

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid.

7.	Income Taxes:

The income tax benefit of $816 for the year ended December 31, 2004, consisted of a current expense of $110,164 and a deferred benefit of $110,980. The Company had no provision for income taxes for the years ended December 31, 2003 and 2002.

        The provision (benefit) for income taxes results in effective rates, which differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
Non-deductible expenses	(0.2)	(0.2)	(2.1)
Decrease (increase) in valuation allowance	200.7	(35.4)	(36.4)
Intangibles	(167.4)	--	--
Capitalized software cost	(35.7)	--	--
Section 481(a) adjustment	(35.3)	--	--
Other	3.8	1.6	4.5%

	(0.1)	--	--

        The deferred tax assets (liabilities) consisted of the following as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$6,810,059	$6,561,552
AMT credit	13,853	13,853
Capital losses in excess of capital gains	696,215	696,215
Financial instrument	81,999	--
Other assets	95,403	162,189

Total deferred tax assets	7,697,529	7,433,809

Deferred tax liabilities:
Section 481(a) adjustment	(221,959)	--
Intangibles	(1,052,263)	--
Depreciation and amortization	(248,606)	--
Capitalized software costs	(224,108)	--

Total deferred liabilities	(1,746,936)	--

Net deferred tax asset	5,950,593	--
Less- Valuation allowance	(6,172,552)	(7,433,809)

	$(221,959)	$--

        The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset, less the deferred liability related to the Section 481(a) adjustment.

        As of December 31, 2004 the Company had net operating loss carry forwards of approximately $17,025,000 to offset future taxable income. These carry forwards expire between 2010 and 2024. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The capital losses in excess of capital gains expire in the year 2005.

        Changes in the valuation allowance for the years ended December 31, are as follows:

	2004	2003
Opening balance	$(7,433,809)	$(7,471,764)
Current year adjustment	1,261,257	37,955
Ending balance	$(6,172,552)	$(7,433,809)

8.	Stockholders Equity:

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. As of December 31, 2004, there were 21,125,393 shares of common stock outstanding. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 2,045,714 shares are outstanding.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 9, 2004, 2,045,714 shares of the Company’s preferred stock are designated as Series A Convertible Preferred Stock having the following rights:

        Each share of Series A Convertible Preferred Stock has a conversion rate equal to $0.175 per share and is convertible into ten shares of common stock.

The conversion of the Series A Convertible Preferred Stock is subject to the following conditions:

•	Subject to waiver, holders of Series A Convertible Preferred Stock do not have the right to convert any portion of the preferred stock to the extent that after giving effect to such conversion, the holder (together with any affiliates of the holder), would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to such conversion. In the event the converted shares when issued and combined with all other shares of common stock beneficially owned by the holder and its affiliates equals, at any time, more than 4.99% of the total number of then outstanding shares of common stock, then for so long as such holder and its affiliates beneficially owns more than 4.99% of the total number of then outstanding shares of common stock, the holder of the converted shares and its affiliates shall have no more than 22% of the total voting power of all outstanding shares of common stock at any time.

        Holders of WidePoint’s Series A Convertible Preferred Stock are entitled to receive a liquidation preference equal to $1.75 per share in the event of the liquidation, dissolution, or winding up of the Company’s business.

        Holders of Series A Convertible Preferred Stock are not entitled to voting rights. However, unless approved by the holders of the outstanding Series A Convertible Preferred Stock, the Company cannot: (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the certificate of designation relating to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, (c) amend the certificate of incorporation or other charter documents in breach of the certificate of designations, or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.

        Dividends are not payable with respect to the Series A Convertible Preferred Stock.

        Shares of Series A Convertible Preferred Stock are subject to automatic conversion generally under the following circumstances: (i) a change in control of WidePoint, (ii) the consummation of a public offering (with a value of at least $5 million or more) of our common stock, (iii) upon receipt of the consent of all holders of the Series A Convertible Preferred Stock, or (iv) in the event that the fair market value of the outstanding shares of our common stock exceeds $100 million.

        Pursuant to the terms of a preferred stock purchase agreement, master amendment, warrants and other related agreements between WidePoint and Barron, on October 25, 2004 and October 29, 2004, the Company issued and sold, an aggregate of 2,045,714 shares of our Series A Convertible Preferred Stock and warrants to purchase up to 10,228,571 shares of common stock for an aggregate price of $3,580,000. Expenses associated with this financing as of December 31, 2004 were $542,824.

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company (see footnote 9). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance as of December 31, 2004.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC Shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of December 31, 2004 no common shares were earned.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders have not become entitled to receive will be returned to the Company. For the period ending December 31, 2004, the Company will release 544,397 shares from escrow to the Chesapeake Shareholders upon the filing of the Company’s Form 10K with the securities and exchange commission.

Pursuant to an agreement on April 30, 2004 between the Company and Tripoint Capital Advisors, LLP, the Company issued 500,000 shares of its common stock without registration under the Securities Act of 1933 for services rendered in association with the Chesapeake acquisition. These shares were reported at the fair value at the date of issuance.

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse note. (See note 6)

Stock Warrants

On October 27, 2004 and November 22, 2004, the Company issued 30,612 and 5,556 warrants, respectively to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura. The warrant has a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’equity section of the consolidated balance sheet and are being amortized over the life of the debt as interest expense.

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

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550.00, or $181,650.00 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid.

9.	Financial Instrument:

In October of 2004, the Company issued 10,739,999 warrants to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of December 31, 2004. The Company has recorded a loss on the financial instrument of $204,998 for the period ending December 31, 2004, to adjust the difference between the fair-value of these warrants and the market price.

10.	Stock Options and Stock-Based Compensation:

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

In February 1998, the Company amended the Incentive Plan to permit the adjustment of the terms and conditions of outstanding options. On October 25, 2004, the Company issued 1,111,111 options to an employee pool of ORC. On January 27, 2005, the shareholders of the Company approved an amendment to increase the common stock reserved for issuance as incentive awards under the Incentive Plan to 10,000,000.

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

The following is a summary of the WidePoint options and management warrant activity:

	Number of Shares	Option Price Range	Weighted-Average Exercise Price
Outstanding, December 31, 2002	1,816,000	0.07 - 1.35	0.15

Granted	400,000	0.07 - 0.13	0.12
Canceled or expired	(104,000)	0.12 - 14.06	0.17

Outstanding, December 31, 2003	2,112,000	0.07 - 1.35	0.14

Granted	5,111,111	0.235 - 0.45	0.28
Canceled or expired	--	--	--

Outstanding, December 31, 2004	7,223,111	.07 - 1.35	0.24

As of December 31, 2004 and 2003, options and management warrants to purchase 7,223,111 and 1,447,340 shares, respectively of common stock were exercisable with a weighted average exercise price of $0.24 and $0.14, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2004 and December 31, 2003, was 6 and 8 years, respectively. The weighted-average fair value of options and management warrants granted in 2004 and 2003 was $0.28 and $0.04, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2004	2003	2002
Net loss:
As reported	$622,959	$291,088	$59,609
Pro forma	$684,954	$906,792	$703,787
Pro forma basic and diluted net loss per share:
As reported	$0.03	$0.02	$0.00
Pro forma	$0.06	$0.06	$0.05

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 140-166 percent, risk-free interest rates from 2.70 to 4.13 percent and an expected term of five years.

11.	Commitments and Contingencies:

The Company has entered into a number of leases for its offices location as describe above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases which include those leases, and other operating leases. The terms of the operating leases run through 2009 and the total commitments per year are as follows;

Year Ended December 31,	Operating Leases
2005	$595,259
2006	525,340
2007	499,530
2008	388,398
2009	64,350

Total	$2,072,877

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

As of December 31, 2004, ORC was the defendant in a lawsuit entitled Fleuette v. ORC, C.A. No. 1:04-cv-1054, in the Eastern District of Virginia, in which Renee Fleuette Gallagher, a former employee of ORC, alleged that ORC wrongfully terminated her employment with ORC. The plaintiff sought an unspecified amount of damages from ORC. Prior administrative and judicial proceedings instituted by Ms. Gallagher against ORC have been dismissed or found to be without merit. ORC did not believe that it had committed any wrong against Ms. Gallagher and therefore vigorously defended itself in the lawsuit filed by Ms. Gallagher. As part of the agreements entered into between WidePoint, ORC and the former stockholders of ORC at the time of WidePoint’s acquisition of ORC, the former stockholders of ORC agreed to indemnify WidePoint and ORC from any liability involving the claims by Ms. Gallagher against ORC, including the above-captioned lawsuit. In February of 2005, a settlement was reached between the parties and the complaints were dismissed.

Other than as described above, the Company is not involved in any material legal proceedings.

12.	Segment reporting:

During 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consulting services segment within the Commercial and Federal Marketplaces.

13.	Selected Quarterly Financial Data (Unaudited):

A summary of selected quarterly information for 2004 and 2003 is as follows:

	2004 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$723	$841	$907	$3,071
Gross Profit	157	223	240	855
Net Loss	(95)	(182)	(105)	(241)
Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
	2003 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$923	$815	$759	$796
Gross Profit	246	219	197	171
Net Loss	(64)	(56)	(73)	(98)
Loss per Share	$(0.00)	$(0.00)	$0.00	$(0.01)