Form 10QSB
period 2005-03-31
WIDEPOINT CORP
filed 2005-05-16
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  X     No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes         No   X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2005: 30,780,949 shares of common stock, $.001 par value per share.

Traditional Small Business Disclosure Format: Yes [_] No [X]

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005,
(unaudited) and December 31, 2004 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2005 and 2004 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2005 and 2004 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14
Item 3. Controls and Procedures	18
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits	19
SIGNATURES	20
CERTIFICATIONS	21-23

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,506	$463,525
Accounts receivable	2,279,506	3,007,590
Prepaid expenses and other assets	157,528	203,126

Total current assets	2,692,540	3,674,241

Property and equipment, net	75,013	80,652
Goodwill	2,806,440	2,806,440
Intangibles	3,260,935	3,190,927
Other assets	212,400	161,148

Total assets	$9,047,328	$9,913,408

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$995,822	$1,342,759
Accrued expenses	780,169	859,345
Income taxes payable	190,709	79,177
Short-term portion of deferred rent	3,038	2,720
Short-term borrowings	1,383,493	1,592,408
Financial instruments	5,652,308	3,782,952

Total current liabilities	9,005,539	7,659,361

Long-term portion of deferred rent	6,138	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	9,122,656	7,888,378
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares issued and outstanding, respectively	2,046	2,046
Common stock, $0.001 par value; 110,000,000 shares authorized; 21,125,393
shares issued and outstanding, respectively	21,125	21,125
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	43,484,997	43,515,382
Accumulated deficit	(43,536,687)	(41,446,714)

Total stockholders' (deficit) equity	(75,328)	2,025,030

Total liabilities and stockholders' (deficit) equity	$9,047,328	$9,913,408

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues, net	$2,669,532	$723,083
Cost of sales	1,847,163	565,766

Gross Profit	822,369	157,317
Sales and marketing	176,371	101,881
General & administrative	727,808	150,063
Depreciation & amortization	88,945	1,789

Loss from operations	(170,755)	(96,416)
Other income, net:
Interest income	770	1,862
Interest expense	(52,783)	(115)
Loss from financial instrument	(1,869,356)	--
Other	3,253	--

Net loss	$(2,089,974)	$(94,669)

Basic and diluted net loss per share	$(0.10)	$(0.01)

Basic and diluted weighted average shares outstanding	20,162,893	15,579,913

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,089,974)	$(94,669)
Adjustments to reconcile net loss
to net cash provided by operating
activities
Depreciation Expense	6,900	1,789
Amortization expense	97,326	--
Deferred financing costs	(3,573)	--
Loss from financial instruments	1,869,356	--
Changes in assets and liabilities
Accounts receivable	728,084	91,543
Prepaid expenses and other assets	45,598	15,234
Other assets	(215,012)	3,748
Accounts payable and accrued expenses	(436,413)	(7,256)

Net cash provided by operating
Activities	$2,292	$10,389

Net cash flows used in investing activities:
Purchase of property and equipment	(1,261)	--

Net cash flows used in investing activities	$(1,261)	$--

Net cash used in financing
Activities
Borrowings on notes payable	158,866	--
Payments on notes payable	(367,781)	--
Collections on related party notes	20,000	--
APIC expenses	(30,385)	--
Proceeds from issuance of stock options	10,250	--

Net cash used in financing
Activities	$(209,050)	$--

Net (decrease) increase in cash	$(208,019)	$10,389

Cash and equivalents, beginning of period	$463,525	$949,612

Cash and equivalents, end of period	$255,506	$960,001

Cash paid for interest	$26,723	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

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

The Company has physical locations in Oakbrook Terrance, Illinois, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand, and available senior lending facility is adequate to finance operations through 2005.

2.	Significant Accounting Policies

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States federal agencies or established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

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
For the quarter ended March 31, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2005 and December 31, 2004, unbilled accounts receivable totaled $12,869 and $0, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at March 31, 2005 or on December 31, 2004 due to termination provisions and thus has not recorded provisions for such events.

Significant Customers

For the period ending March 31, 2005, two customers, Tangible Software and The Department of Homeland Security, individually represented approximately 15% and 14% of revenues, respectively. For the period ending March 31, 2004, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenue, respectively.

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

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The Financial Instrument was marked to market at March 31, 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of March 31, 2005, two customers, Tangible Software and The Department of Homeland Security accounted for approximately 25% and 18%, respectively of accounts receivable. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	March 31,	December 31,
	2005	2004
Computers, equipment and software	$91,290	$90,029
Less- Accumulated depreciation and amortization	(16,277)	(9,377)

	$75,013	$80,652

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a five-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for the period ending March 31, 2005. WidePoint recorded approximately $9,700 of amortization expense for the year ended December 31, 2004. Capitalized software costs included in Other Intangibles at March 31, 2005 and December 31, 2004 were approximately $0.7 and $0.6 million, respectively.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 18,314,748 and 2,112,000 shares of common stock outstanding at March 31, 2005 and 2004, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

	Three Months ended March 31,
	2005	2004
Net loss, as reported	$2,089,974	$94,669
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	250,813	87,712

Pro forma net loss	$2,340,787	$182,381
Net loss per share:
Basic and diluted - as reported	$(0.10)	$(0.01)
Basic and diluted - pro forma	$(0.11)	$(0.01)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended March 31, 2005:

Dividend yield	--
Risk-free interest rate (%)	2.70-4.13%
Volatility factor (%)	156%
Expected life in years	5

3.	Debt

	March 31, 2005	December 31, 2004
Borrowings under WidePoint's Senior Debt Agreement:	$1,383,493	$1,592,408

        On October 25, 2004, the Company executed a senior lending agreement with RBC-Centura. The Agreement initially provides for a $2.5 million revolving credit facility. The maturity date of the credit facility is October 25, 2005.

        The maximum available borrowing under revolving credit facility at March 31, 2005 and December 31, 2004 was $1.8 million and $2.2 million, respectively. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate which was 5.75% and 5% on March 31, 2005 and December 31, 2004, respectively.

        WidePoint’s credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. The weighted average borrowings under the revolving portion of the facility and the prior agreement for the quarter ended March 31, 2005 and during the year ended December 31, 2004, were $1.5 and $1.5 million, respectively. In conjunction with the execution of the credit facility, the Company recorded $0.1 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility which commenced in October of 2004 and will expire in October of 2005.

        The total interest and finders’ fees paid was approximately $34,000 for the year ended December 31, 2004. The total interest fees paid for the quarter ended March 31, 2005 was approximately $20,000.

4.	Goodwill and Intangible Assets

        Effective January 1, 2002, WidePoint adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on December 31st of each calendar year. These reviews have resulted in no adjustments in goodwill.

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

Amortized Intangible Assets	As of March 31, 2005	As of March 31, 2005
	Gross Carrying amount	Accumulated Amortization
ORC Intangible	$1,145,523	$(92,115)

Chesapeake Intangible	1,540,319	(45,845)

PKI Intangible	334,672	(24,250)

Total	$3,020,514	$(162,210)

The Company has accumulated an unamortized intangible asset related to its continued development of its PKI initiative of approximately $403,000 and $235,000 for the quarter ended March 31, 2005 and for the year ended December 31, 2004, respectively. The PKI initiative intangible assets are expensed in cost of revenues.

The Company’s aggregate amortization expense was approximately $97,000 and $65,000 for the quarter ending March 31, 2005 and year ending December 31, 2004, respectively.

5.	Income Taxes

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

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2005 and December 31, 2004, there were 21,125,393 shares of common stock outstanding. As of March 31, 2005, 5,555,556 additional common shares have been issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

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

        As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company (see footnote 7). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance as of December 31, 2004.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC Shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of March 31, 2005 no common shares were earned.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake shareholders have not become entitled to receive will be returned to the Company. For the period ending March 31, 2005, the Company released 544,397 shares from escrow to the Chesapeake shareholders upon the filing of the Company’s Form 10K with the securities and exchange commission.

Pursuant to an agreement on April 30, 2004 between the Company and Tripoint Capital Advisors, LLP, the company issued 500,000 shares of its common stock without registration under the Securities Act of 1933 for services rendered in association with the Chesapeake acquisition. These shares were reported at the fair value at the date of issuance.

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three-year full-recourse note.

Stock Warrants

On October 27, 2004 and November 22, 2004, the Company issued warrants to purchase 30,612 and 5,556 shares of common stock, respectively to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet and are being amortized over the life of the debt as interest expense.

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three-year full-recourse, 5% interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550.00, or $181,650.00 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid.

7.	Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of March 31, 2005. The Company has recorded a loss on the financial instrument of $1,869,356 for the period ending March 31, 2005, to adjust the difference between the fair-value of these warrants and the market price.

8.	Litigation

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

Other than as described above, the Company is not involved in any material legal proceedings.

9.	Subsequent events

In April and May of 2005, Barron Partners LP converted 300,000 preferred shares into 3,000,000 common shares and subsequently sold the 3,000,000 common shares in private transactions to three institutional investors. Barron Partners LP also exercised warrants to purchase 2,000,000 common shares and subsequently sold the 2,000,000 common shares in private transactions to two institutional investors. As a result of the exercise of the 2,000,000 warrants, gross proceeds of $800,000 were realized by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In 2004, WidePoint acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) and Operational Research Consultants, Inc. (“ORC”) as part of WidePoint’s strategy to refocus the Company’s business development initiatives toward the substantial increase in government spending on infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for systems and process expertise across most government markets, federal, state and local. This market is also growing due to the fact that many government legacy systems and processes are approaching the end of their technologically useful lives, indicating the need for significant upgrade and enhancement. WidePoint intends to capitalize on the expected growth in its target markets through its strategic acquisitions, continuing rollout of the ORC Public Key Infrastructure (“PKI”) initiative, and by continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines.

With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has been augmented by our recent acquisitions and internal growth initiatives.

As a result of these actions WidePoint’s revenues for the period ending March 31, 2005 increased by approximately 385% from approximately $0.7 million for the period ending March 31, 2004 to $2.7 million for the period ending March 31, 2005. This increase was materially due to the additional revenues generated by WidePoint’s acquisition of ORC in October 2004. Due to our recent acquisition of ORC we presently derive a relatively larger base of revenue from contracts with U.S. government agencies and U.S. government contractors that are focused on national security. Funding for these programs and services are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. Because of the increasing focus on national security, ORC’s client relationships in this sector, and ORC’s PKI initiative we anticipate that quarterly revenues will continue at these levels or higher levels in future quarters.

A number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions may subject our revenues and operating results to significant variation from quarter to quarter. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

With our recent acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government directly or as a subcontractor. The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases implement the services which we offer.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above.

Results of Operations

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

        Revenue. Revenue for the three month period ended March 31, 2005 was approximately $2,670,000 as compared to approximately $723,000 for the three month period ended March 31, 2004. The increase in revenue was primarily attributable to a full quarter of revenues from our acquisition of ORC in October 2004.

        Cost of sales. Cost of sales for the three month period ended March 31, 2005, was approximately $1,847,000, or 70% of revenues, an increase of approximately $1,281,000 over cost of sales of approximately $566,000, or 78% of revenues, for the three month period ended March 31, 2004. The percentage decrease in cost of sales was primarily attributable to lower cost of sales associated with the performance of revenues at ORC. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a result of our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the three month period ended March 31, 2005, was approximately $822,000, or 30% of revenues, an increase of approximately $665,000 over gross profit of approximately $157,000, or 22% of revenues, for the three month period ended March 31, 2004.

        Sales and marketing. Sales and marketing expense for the three month period ended March 31, 2005, was approximately $176,000, or 7% of revenues, an increase of approximately $74,000, as compared to approximately $102,000, or 14% of revenues, for the three month period ended March 31, 2004. The increase was materially attributable to the increase in sales and marketing expenses from our acquisition of ORC in October 2004.

        General and administrative. General and administrative expenses for the three month period ended March 31, 2005, were approximately $728,000, or 27% of revenues, an increase of approximately $578,000, as compared to approximately $150,000, or 21% of revenues, incurred by the Company for the three month period ended March 31, 2004. The increase in general and administrative expenses for the three months ended March 31, 2005, was primarily attributable to an increase of approximately $578,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, other general and administrative costs associated with the integration of ORC with WidePoint, increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission, and WidePoint’s mergers and acquisitions efforts currently underway.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2005, was approximately $89,000, or 3% of revenues, an increase of $87,000, as compared approximately $1,800 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2004. The increase in depreciation and amortization expenses for the three month period ended March 31, 2005, was primarily attributable greater amounts of depreciable assets as a result of the acquisition of ORC in October 2004 and an increase in amortization expense associated with the purchase accounting related to the purchase of ORC in October 2004.

        Interest income. Interest income for the three month period ended March 31, 2005, was $770, or less than 1% of revenues, a decrease of $1,092 as compared to $1,862, or less than 1% of revenues, for the three month period ended March 31, 2004. The decrease in interest income for the three month period ended March 31, 2005, was primarily attributable to lesser amounts of cash and cash equivalents along with lower short term interest rates that were available to the Company on investments in overnight sweep accounts.

        Interest expense. Interest expense for the three month period ended March 31, 2005, was $52,783, or 2% of revenues, an increase of $52,668 as compared to $115, or less than 1% of revenues, for the three month period ended March 31, 2004. The increase in interest expense for the three month period ended March 31, 2005 was primarily attributable to WidePoint’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

        Loss on Financial instrument. The loss from financial instrument for the three month period ended March 31, 2005, was approximately $1,869,000. The loss on financial instrument relates to the difference between the fair value of the warrants issued to Barron Partners, LP in connection with the preferred stock financing and the market price of the common stock underlying such warrants at March 31, 2005. In the event that the penalty associated with the registration rights agreement between WidePoint and Barron Partners, LP is cancelled, the liability associated with the warrants would be removed and applied to the value of the warrants within the equity of WidePoint. No such loss was recognized in the quarter ended March 31, 2005.

        Other. Other income for the three month period ended March 31, 2005, was $3,253, or less than 1% of revenues. Other income was primarily attributable to finder’s fees. There were no other income for the three month period ended March 31, 2004.

        Net loss. As a result of the above, the net loss for the three month period ended March 31, 2005, was approximately $2,090,000 as compared to the net loss of approximately $95,000 for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2004 and the quarter ended March 31, 2005, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance.

Cash provided by operating activities for the quarter ended March 31, 2005, was approximately $2,300 as compared to cash provided by operating activities of approximately $10,400 for the quarter ended March 31, 2004. The decrease in cash balances available for operating activities for the quarters ended March 31, 2005 and 2004, respectively, were primarily a result of investments in which we expanded our sales and general and administrative cost structure to implement our growth strategy. Capital expenditures in property and equipment were approximately $1,000 for the quarter ended March 31, 2005, as compared to capital expenditures in property and equipment of no material amount for the quarter ended March 31, 2004.

As of March 31, 2005, the Company had a net working capital deficit of approximately $6.3 million. Excluding the impact of the financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment by Barron Partners, LP in the Company in October 2004 and discussed below, the working capital deficit would be reduced by approximately $5.7 million, resulting in a net working capital deficit of approximately $0.6 million. WidePoint’s primary source of liquidity consists of approximately $0.3 million in cash and cash equivalents and approximately $2.3 million of accounts receivable. Current liabilities include approximately $2.0 million in accounts payable and accrued expenses; $1.4 million in a line of credit with RBC Centura Bank; and $5.7 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidation damages clause within the registration rights agreement entered into with Barron Partners, LP.

The Company’s business environment is characterized by rapid technological change, experiences times of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that are convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron warrants to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. In April and May, 2005, Barron exercised warrants for 2,000,000 shares, providing $800,000 in gross proceeds to the Company.

Pursuant to the registration rights agreement, between Barron and WidePoint, related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of Common Stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by April 23, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint will be required to pay Barron a maximum penalty of up to $20,000 for each month the registration statement is not effective. As of May 16, 2005, the registration statement has not been declared effective.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2005. As a result of such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In its efforts to continually monitor and improve its controls and procedures, the Company has identified a material weakness in the design of our internal controls due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters such as occurs with a material acquisition such as we encountered in our recent acquisition of Operational Research Consultants, Inc. This weakness facilitated the requirement for additional review time which subsequently led to the late filing of the Company’s most recent 10-K filing. The Company is currently working to augment its accounting staff with resources to assist it in complex non-routine accounting issues as a result of events such as mergers and acquisitions. Otherwise, there were no other changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2005, that has materially affected and is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2004, WidePoint issued to Barron Partners, LP warrants to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. In April and May, 2005, Barron exercised warrants to purchase 2,000,000 shares of common stock, providing $800,000 in gross proceeds to the Company. The Company’s sale of shares to Barron upon exercise of such warrants was effected by the Company without registration under the Securities Act of 1933 in reliance upon the private offering exemption under section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information called for by this item is set forth in Item 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

WIDEPOINT CORPORATION
Date: May 16, 2005	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer