Form 10-K/A
period 2004-12-31
WIDEPOINT CORP
filed 2005-06-17
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2004

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	000-23967	52-2040275
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification No.)

One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's phone number, including area code:         (630) 629-0003

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2004, as set forth in the pages attached hereto:

Part I	Item 1	Business
Part II	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 8	Financial Statements
	Item 9A	Controls and Procedures
Part IV	Item 15(a)	Financial Statements and Financial Statement Schedule
	Item 15(b)	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: June 17, 2005	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

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

Historically WidePoint has derived, and may continue to derive in the future, a significant percentage of its total revenues from a relatively small number of clients. During 2004, two customers, Abbott Laboratories and The Department of Homeland Security individually represented 12% and 11% of revenues, respectively. Due to the nature of WidePoint’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer may have a material adverse effect on results. Further, with the acquisition of ORC, we have expanded the Company’s clientele dramatically with the following additional clients:

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

Part II.

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

The increase in the amount of gross profit was primarily attributable to higher billing rates as a result of the greater demand for the IT security skill sets of the consultants at ORC. The increased margins at ORC resulted from a greater demand for IT security personnel and higher billing rates attributable to the greater demand. The increased level of demand for the IT security skill set was primarily the result of the actions taken by the federal government subsequent to the terrorist attacks of September 11, 2001.

The cost elements related to consultant salaries, benefits and expenses at both ORC and WidePoint are substantially similar. ORC’s ability to contain its salary, benefit, and other cost elements on both an absolute and per capita basis, while revenue per capita has been increasing, has resulted in WidePoint’s realization of an improvement in gross profit for the year ended December 31, 2004 as compared to December 31, 2003.

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

The Company had material increases in our balance sheet in accounts receivables, prepaid expenses, goodwill, intangibles, accounts payable and accrued expenses as of December 31, 2004 as compared to December 31, 2003. The increases in the assets and liabilities in our balance sheet were primarily due to our recent acquisition of ORC. Accounts receivable increased as a result of the increase in revenues from ORC and prepaid expenses increased as a result of the additional cost associated with operating ORC. The increase in accounts receivable attributable to the ORC acquisition allowed the Company to secure a senior line of credit for up to $2.5 million dollars. The line of credit allowed the Company to partially finance the purchase of ORC and presently provides additional liquidity and working capital for the Company. As a result of the acquisition of ORC, the Company’s accounts receivable aging has declined. This has primarily been as a result of a longer payment cycle at ORC. ORC invoices monthly while WidePoint invoices, weekly and monthly. As a result of the monthly billing cycle at ORC, the Company has experienced a longer average period to collect its accounts receivable from its clients. As of December 31, 2004, the Company has not witnessed any problems associated with collectibility or billing problems with any major customers or any significant changes in credit terms, collection efforts, credit utilization and/or delinquency policies. Goodwill and intangible assets increased as a result of the purchase accounting related the purchase of ORC and Chesapeake. Accounts payable and accrued expenses increased as a result of the increased cost of operating ORC.

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

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Our failure to comply with the restrictive covenants under our revolving credit facility could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants with which we have not been compliant have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. Although we currently are not in compliance with two of our covenants, which includes our ebitda to debt ratio covenant and our net income covenant, RBC-Centura has waived such violations until such time as the Company delivers to RBC-Centura the Company’s financial statements for the quarter ended June 30, 2005 evidencing that the Company is in compliance with the above covenants. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased cost and rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. That conclusion was based on the fact that during the first quarter of 2005, the Company identified a material weakness in the design of its internal control over financial reporting due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting and tax matters such as those that occur in connection with a material acquisition such as the Company’s recent acquisition of Operational Research Consultants, Inc. Additional information regarding that matter is set forth below under “Changes in Internal Control Over Financial Reporting.” As a result of that material weakness, the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2004. The Company filed a Form 12b-25 extending the March 31, 2005 filing due date for the report to April 15, 2005, but did not file the report until April 19, 2005.

        In November 2004, the Company discovered that its proxy statement, dated November 17, 2003 and used in connection with the Company’s annual meeting of shareholders on December 18, 2003, had not been filed with the SEC as required, and its 2002 annual report to shareholders (which consisted of a one-page cover letter attached to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which had been timely filed) had not been submitted to the SEC as required. On November 12, 2004, the Company filed such proxy material and submitted such annual report to shareholders to the Commission. The late filing resulted from the fact that the service provider that had been engaged by the Company in 2003 to Edgarize and file the proxy statement and submit the annual report to shareholders inadvertently failed to make such filing and submission. The service provider acknowledged responsibility for its failure to make such filings, and the Company engaged another service provider that Edgarized and made the filings. In the fourth quarter of 2004, the Company instituted an additional internal reporting process to track and confirm the timely filing of reports with the SEC whereby confirmations are routed to executive management after each new filing is submitted and accepted to track and confirm the timely filing. That new internal control was instituted during the quarter ended December 31, 2004 and was in place at December 31, 2004.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the principal executive officer and principal financial officer of the Company required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers determined that the following change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed above under “Disclosure Controls and Procedures,” that change in internal control over financial reporting was designed to remediate the weakness in the Company’s internal control over financial reporting relating to the tracking of the timeliness of its filings and submissions with the SEC. That change implemented an additional internal control that involved an additional reporting process to track and confirm the filing of SEC filings whereby confirmations are routed to executive management after each new filing is submitted and accepted to track and confirm the filing.

        During the first quarter of 2005, in connection with the Company’s preparation of this Annual Report on Form 10-K, the Company identified a material weakness in the design of its internal control over financial reporting due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting and tax matters such as those that occur in connection with a material acquisition such as the Company’s recent acquisition of Operational Research Consultants, Inc. In order to remediate that material weakness, the Company established a relationship in January 2005 with a consulting firm that possesses the requisite accounting expertise. That action constituted a change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005.

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

Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 2004, 2003, and 2002

Consolidated Statements of Cash Flow for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2	Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant's Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.1	ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2	Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3	ZMAX Corporation 1999 Directors Formula Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4	Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5	Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

* — Management contract or compensatory plan

10.6	First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7	Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8	Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9	Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10	Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11	Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)*

10.12	Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.13	ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.14	Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

* — Management contract or compensatory plan

10.15	Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16	Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the “COCACT” Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.17	Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the “COCACT”Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.18	Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.19	Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.20	Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.21	Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

* — Management contract or compensatory plan

10.22	Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23	Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.24	Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.25	Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

10.26	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.27	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.28	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.29	Agreement and Plan of Merger by and among WidePoint Corporation, Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and Mark C. Fuller, John D. Crowley and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2004.)

10.30	Escrow Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.31	Stock Pledge Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

* — Management contract or compensatory plan

10.32	Employment and Non-Compete Agreement between WidePoint Corporation and Mark C. Fuller.* (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.33	Employment and Non-Compete Agreement between WidePoint Corporation and John D. Crowley.* (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.34	Consulting and Non-Compete Agreement between WidePoint Corporation and Jay O. Wright.* (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.35	Warrant Agreement between WidePoint Corporation and Mark C. Fuller. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.36	Warrant Agreement between WidePoint Corporation and John D. Crowley. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.37	Warrant Agreement between WidePoint Corporation and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.

10.38	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.39	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.40	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.41	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* — Management contract or compensatory plan

10.42	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.43	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.44	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc. (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.45	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc. (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.46	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and WidePoint Corporation.

10.47	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank, WidePoint Corporation and the subsidiaries of WidePoint Corporation.

21	Subsidiaries of WidePoint Corporation (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

23.1A	Consent of Grant Thornton LLP

31.1A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2A	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32A	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for the Years ended
December 31, 2004, 2003, and 2002	F-3
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2004, 2003, and 2002	F-4
Consolidated Statements of Cashflows for the Years ended
December 31, 2004, 2003, and 2002	F-5
Notes to Consolidated Financial Statements	F-6

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 18,220,141, 2,112,000, and 1,978,000 shares of common stock outstanding at December 31, 2004, 2003, and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 25, 2004
Current assets	$2,446,740
PP&E, net	74,038
Goodwill	2,806,440
Intangible assets(1)	1,655,594
Other assets	21,724
Current liabilities	1,560,422
Deferred tax liability	332,939

Total	5,111,175

(1) Intangible assets. As part of the Company’s preliminary purchase accounting for ORC, an estimated preliminary intangible valuation amount of $1,145,523 was allocated to intangibles for ORC’s customer relationships and ORC’s PKI software offering. An intangible asset was also identified as internally generated software that was associated with ORC’s PKI-I development of its PKI phase 1 software offerings with a valuation amount of $334,672. Further, ORC subsequently initiated an additional development measure in which ORC was accumulating the costs associated with the further development of an additional software product application, ORC’s PKI-II development, with an intangible value of $175,399, for which ORC continues to accumulate development costs.

The weighted average lives of 6 and 5 years is associated with the estimated preliminary purchase valuation of the intangible value attributed to the ORC purchase accounting that is related to ORC’s customer relationships and ORC’s PKI software offering. The 5 year period was used as the estimate for the intangible asset allocated to ORC’s customer relationships, and 6 years was used as the estimate for the PKI software offering.

The following table summarizes the pro forma statements of operations of ORC and WidePoint consolidated for the periods ending December 31, 2003 and 2004, respectively;

	Proforma 2004	Proforma 2003
Revenues	13,853,008	18,250,123
Net Loss	(649,592)	(522,027)
Loss per share	(0.03)	(0.03)
Basic common shares outstanding	19,636,648	19,133,420

5.	Goodwill and Intangible Assets:

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

        During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. As a result of these acquisitions the Company has aquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI purchase accounting preliminary valuations)	$1,145,523	$(36,847)
(2) Chesapeake Intangible	1,540,319	(18,337)
(3) PKI-I Intangible (Related to internally generated software)	334,672	(9,700)

Total	$3,020,514	$(64,884)

Unamortized intangible assets
(4) Other (PKI-II Intangible)	$235,297

Total	$235,297
Aggregate Amortization Expense:
For year ended 12/31/04	$64,884
Estimated Amortization Expense:
For year ended 12/31/05	$389,305
For year ended 12/31/06	$389,305
For year ended 12/31/07	$389,305
For year ended 12/31/08	$389,305
For year ended 12/31/09	$307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI service offering. The PKI service offering intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI intangible was estimated using the expected present value of future cash flows estimated by the Company of ORC’s PKI services offerings. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.

(2)	The Chesapeake intangible is related to the ORC purchase. Chesapeake was materially responsible for acquisition of ORC by WidePoint. As a result, Chesapeake’s intangible value was assigned an estimated life of 14 years or the historic life of ORC. The weighted average life of this intangible class is 14 years.
(3)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 8 years.

There were no amounts of research and development assets acquired in 2004 nor any written off in the period.

        The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

Total
Balance as of January 1, 2004	$ 0
Goodwill acquired during year	$ 2,806,440
Balance as of December 31, 2004	$ 2,806,440

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of December 31, 2004.

6.	Promissory Notes:

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

In October of 2004, the Company issued 10,228,571 warrants to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of December 31, 2004. The Company has recorded a loss on the financial instrument of $204,998 for the period ending December 31, 2004, to adjust the difference between the fair-value of these warrants and the market price.

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

The Company has entered into a number of leases for its offices location as describe above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases which include those leases, and other operating leases. The terms of the operating leases run through 2009 and the total commitments per year are as follows:

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