Form 10QSB/A
period 2005-03-31
WIDEPOINT CORP
filed 2005-06-17
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	000-23967	52-2040275
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:    (630) 629-0003

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as set forth in the pages attached hereto:

Part I	Item 1	Condensed Consolidated Financial Statements
	Item 2	Management's Discussion and Analysis or Plan of Operation
	Item 3	Controls and Procedures
Part II	Item 6	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: June 17, 2005	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005,
(unaudited) and December 31, 2004 (unaudited).	1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2005 and 2004 (unaudited).	2
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2005 and 2004 (unaudited).	3
Notes to Condensed Consolidated Financial Statements.	4
Item 2. Management's Discussion and Analysis or Plan
of Operation.	15
Item 3. Controls and Procedures.	19
Part II. OTHER INFORMATION
Item 6. Exhibits	21

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,506	$463,525
Accounts receivable	2,279,506	3,007,590
Prepaid expenses and other assets	157,528	203,126

Total current assets	2,692,540	3,674,241

Property and equipment, net	75,013	80,652
Goodwill	2,806,440	2,806,440
Intangibles	3,260,935	3,190,927
Other assets	212,400	161,148

Total assets	$9,047,328	$9,913,408

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$995,822	$1,342,759
Accrued expenses	780,169	859,345
Income taxes payable	190,709	79,177
Short-term portion of deferred rent	3,038	2,720
Short-term borrowings	1,383,493	1,592,408
Financial instruments	5,652,308	3,782,952

Total current liabilities	9,005,539	7,659,361

Long-term portion of deferred rent	6,138	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	9,122,656	7,888,378
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares issued and outstanding, respectively	2,046	2,046
Common stock, $0.001 par value; 110,000,000 shares authorized; 21,125,393
shares issued and outstanding, respectively	21,125	21,125
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	43,484,997	43,515,382
Accumulated deficit	(43,536,687)	(41,446,714)

Total stockholders'(deficit) equity	(75,328)	2,025,030

Total liabilities and stockholders' (deficit) equity	$9,047,328	$9,913,408

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenues, net	$2,669,532	$723,083
Cost of sales	1,847,163	565,766

Gross profit	822,369	157,317
Sales and marketing	176,371	101,881
General & administrative	727,808	150,063
Depreciation & amortization	88,945	1,789

Loss from operations	(170,755)	(96,416)
Other income, net:
Interest income	770	1,862
Interest expense	(52,783)	(115)
Loss from financial instrument	(1,869,356)	--
Other	2,150	--

Net loss	$(2,089,974)	$(94,669)

Basic and diluted net loss per share	$(0.10)	$(0.01)

Basic and diluted weighted average shares outstanding	20,162,893	15,579,913

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,089,974)	$(94,669)
Adjustments to reconcile net loss
to net cash provided by operating
activities
Depreciation Expense	6,900	1,789
Amortization expense	97,326	--
Deferred financing costs	(3,573)	--
Loss from financial instruments	1,869,356	--
Changes in assets and liabilities
Accounts receivable	728,084	91,543
Prepaid expenses and other assets	45,598	15,234
Other assets	(215,012)	3,748
Accounts payable and accrued expenses	(436,413)	(7,256)

Net cash provided by operating
Activities	$2,292	$10,389

Net cash flows from investing activities:
Purchase of property and equipment	(1,261)	--

Net cash flows used ininvesting activities	$(1,261)	$--

Net cash used in financing
Activities
Borrowings on notes payable	158,866	--
Payments on notes payable	(367,781)	--
Collections on related party notes	20,000	--
APIC expenses	(30,385)	--
Proceeds from issuance of stock options	10,250	--

Net cash used in financing
Activities	$(209,050)	$--

Net (decrease) increase in cash	$(208,019)	$10,389

Cash and equivalents, beginning of period	$463,525	$949,612

Cash and equivalents, end of period	$255,506	$960,001

Cash paid for interest	$26,723	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 18,220,121 and 2,112,000 shares of common stock outstanding at March 31, 2005 and 2004, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

        Effective January 1, 2002, WidePoint adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review on December 31st of each calendar year. These reviews have resulted in no adjustments in goodwill.

        During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. As a result of these acquisitions the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI purchase accounting preliminary valuations)	$1,145,523	$(92,115)
(2) Chesapeake Intangible	1,540,319	(45,845)
(3) PKI-I Intangible (Related to internally generated software)	334,672	(24,250)

Total	$3,020,514	$(162,210)

Unamortized intangible assets
(4) Other (PKI-II Intangible)	$403,000

Total	$403,000
Aggregate Amortization Expense:
For quarter ended 3/31/05	$97,326
Estimated Amortization Expense:
For year ended 12/31/05	$389,305
For year ended 12/31/06	$389,305
For year ended 12/31/07	$389,305
For year ended 12/31/08	$389,305
For year ended 12/31/09	$307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI service offering. The PKI service offering intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI intangible was estimated using the expected present value of future cash flows estimated by the Company of ORC’s PKI services offerings. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5 years.

(2)	The Chesapeake intangible is related to the ORC purchase. Chesapeake was materially responsible for the acquisition of ORC by WidePoint. As a result, Chesapeake’s intangible value was assigned an estimated life of 14 years or the historic life of ORC. The weighted average life of this intangible class is 13.5 years.
(3)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 7.5 years.

There were no amounts of research and development assets acquired during the quarter ending March 31, 2005 nor any written off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2005.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of March 31, 2005.

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

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of March 31, 2005. The Company utilized a Black-Scholes calculation to determine the fair valuation of the financial instrument on March 31, 2005. We used a volatility input of 101%, a risk free interest rate of 3.3% and a warrant exercise price of $0.40 per common share. The fair value utilizing this calculation produced a computed result for the financial instrument of $5,652,308. As of December 31, 2004, the value of the financial instrument was $3,782,952. The difference between the measured fair value marked to market at December 31, 2004 and March 31, 2005 resulted in the loss from financial instrument of $1,869,356.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

With our recent acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government directly or as a subcontractor. The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases the services which we offer.

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

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended March 31, 2005, was approximately $89,000, or 3% of revenues, an increase of $87,000, as compared approximately $1,800 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2004. The increase in depreciation and amortization expenses for the three month period ended March 31, 2005, was primarily attributable to greater amounts of depreciable assets as a result of the acquisition of ORC in October 2004 and an increase in amortization expense associated with the purchase accounting related to the purchase of ORC in October 2004.

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

        Loss on Financial instrument. The loss from financial instrument for the three month period ended March 31, 2005, was approximately $1,869,000. The loss on financial instrument relates to the difference between the fair value of the warrants issued to Barron Partners, LP in connection with the preferred stock financing and the market price of the common stock underlying such warrants at March 31, 2005. In the event that the penalty associated with the registration rights agreement between WidePoint and Barron Partners, LP is cancelled, the liability associated with the warrants would be removed and applied to the value of the warrants within the equity of WidePoint. No such loss was recognized in the quarter ended March 31, 2004.

        Other. Other income for the three month period ended March 31, 2005, was $2,150, or less than 1% of revenues. Other income was primarily attributable to finder’s fees. There were no other income for the three month period ended March 31, 2004.

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

WidePoint’s primary source of liquidity consists of approximately $0.3 million in cash and cash equivalents and approximately $2.3 million of accounts receivable. The increase in accounts receivable was primarily the result of the Company’s acquisition of ORC and is attributable to slower processing and collection times associated with the normal billing and collecting cycle of ORC as compared to WidePoint. Current liabilities include approximately $2.0 million in accounts payable and accrued expenses; $1.4 million in a line of credit with RBC Centura Bank; and $5.7 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidated damages clause within the registration rights agreement entered into with Barron Partners, LP. The material increase in liabilities is predominately the result of the acquisition of ORC and the increase in the computed valuation of the financial instrument as of March 31, 2005.

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

Pursuant to the registration rights agreement, between Barron and WidePoint, related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of Common Stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by April 23, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint may be required to pay Barron a maximum penalty of up to $20,000 for each month the registration statement is not effective. As of May 16, 2005, the registration statement has not been made effective.

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the net working capital of $0.6 Million (excluding the loss from Financial Instrument) will improve modestly, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of Warrants by investors; both of which will be partially offset by incremental working capital needs associated with the projected Revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. Although we currently are not in compliance with two of our covenants, which includes our ebitda to debt ratio covenant and our net income covenant, RBC-Centura has waived such violations until such time as the Company delivers to RBC-Centura the Company’s financial statements for the quarter ended June 30, 2005 evidencing that the Company is in compliance with the above covenants. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s principal executive and principal financial officers, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Company’s principal executive and principal financial officers required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers determined that the following change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        During the quarter ended March 31, 2005, the Company identified a material weakness in the design of its internal control over financial reporting due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting and tax matters such as those that occur in connection with a material acquisition such as the Company’s recent acquisition of Operational Research Consultants, Inc. The existence of that material weakness resulted in the non-timely filing by the Company of its Annual Report on Form 10-K for the year ended December 31, 2004. In order to remediate that material weakness, the Company, in January 2005, established a relationship with a consulting firm that possesses such accounting expertise. The Company believes that the implementation of that change in internal control over financial reporting will enable the Company to remedy the material weakness relating to insufficient technical accounting expertise.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS.

(a)	Exhibits

31.1A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2A	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.