Form 10-K/A
period 2004-12-31
WIDEPOINT CORP
filed 2005-08-17
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 2

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2004

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2004, as previously amended by Amendment No. 1 filed on June 17, 2005, as set forth in the pages attached hereto:

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

WidePoint Corporation
Date: August 17, 2005	By: /s/ James T. McCubbin
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

Historically WidePoint has derived, and may continue to derive in the future, a significant percentage of its total revenues from a relatively small number of clients. During 2004, two customers, Abbott Laboratories and The Department of Homeland Security individually represented 12% and 11% of revenues, respectively, and we therefore are materially dependent upon such customers. Due to the nature of WidePoint’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results. Further, with the acquisition of ORC, we have expanded the Company’s clientele dramatically with the following additional clients:

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

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

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

Loss from Financial Instruments. The Company recognized a loss from financial instruments of approximately $3,071,000 in the year ended December 31, 2004 which related to the difference between the fair value of the warrants issued to Barron Partners, LP in connection with the preferred stock financing and the market price of the common stock underlying such warrants at December 31, 2004. No such loss was recognized in the year ended December 31, 2003.

Net loss. As a result of the above, the net loss for the year ended December 31, 2004 was approximately $3.5 million, an increase of $3.2 million, as compared to the net loss of approximately $0.3 million for the year ended December 31, 2003.

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

As of December 31, 2004, the Company had a net working capital deficit of approximately $4.0 million. Excluding the impact of the financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment by Barron Partners, LP in the Company in October 2004 and discussed below, the working capital deficit would be reduced by approximately $6.6 million, resulting in an adjusted net working capital deficit of approximately $0.2 million. WidePoint’s primary source of liquidity consists of approximately $0.5 million in cash and cash equivalents and approximately $3.0 million of accounts receivable. Current liabilities include approximately $2.4 million in accounts payable and accrued expenses; $1.6 million in a line of credit with RBC Centura Bank; and $6.6 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidation damages clause within the registration rights agreement entered into with Barron Partners, LP.

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

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1- 2 years	3-4 years	More than 5 years
Long-Term	$--	$--	$--	$--	$--
Capital Lease	--	--	--	--	--
Convertible debt	--	--	--	--	--
Operating lease (1)	2,072,877	595,259	525,340	887,928	64,350
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities	--	--	--	--	--

Total (2)	$2,072,877	$595,259	$525,340	$887,928	$64,350

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

(2)    The above table does not include the financial instrument that is reported as a current liability on the Company’s balance sheet at December 31, 2004 and is discussed in Note 9 to the Company’s consolidated financial statements contained herein. Such financial instrument (which amounted to $6,648,571 at December 31, 2004) does not fall within the above five categories of contractual obligations called for by the table. The recordation of that short-term liability resulted from the issuance of warrants by the Company to Barron Partners, LP in October 2004 and the related registration rights agreement that included a liquidated damages clause, requiring the fair value of the warrants to be treated as a derivative financial instrument under EITF 00-19.

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

        During the first quarter of 2005, in connection with the Company’s preparation of this Annual Report on Form 10-K, the Company identified a material weakness in the design of its internal control over financial reporting related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with (i) our recent material acquisition of Operational Research Consultants, Inc. in October 2004; and (ii) determination of the proper accounting treatment of the financial instrument relating to the warrants issued by the Company in October 2004. The material weakness in internal controls resulted in (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004, and (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004. In an effort to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters. That action constituted a change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005. To date, the Company has not expended any material costs, nor does it estimate it will expend any material costs associated with engaging the accounting consultancy firm the Company hired to assist it in its technical accounting requirements. The accounting consultancy firm does not have any relationship with our current independent auditors.

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

Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 2004, 2003, and 2002

Consolidated Statements of Cash Flow for the Years Ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2	Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant's Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.1	ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2	Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3	ZMAX Corporation 1999 Directors Formula Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4	Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5	Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

* — Management contract or compensatory plan

10.6	First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7	Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8	Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9	Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10	Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11	Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)*

10.12	Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.13	ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.14	Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

* — Management contract or compensatory plan

10.15	Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16	Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the “COCACT” Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.17	Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the “COCACT”Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.18	Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.19	Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.20	Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

10.21	Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

* — Management contract or compensatory plan

10.22	Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23	Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.24	Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant’s Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.25	Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

10.26	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.27	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.28	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.29	Agreement and Plan of Merger by and among WidePoint Corporation, Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and Mark C. Fuller, John D. Crowley and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2004.)

10.30	Escrow Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.31	Stock Pledge Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

* — Management contract or compensatory plan

10.32	Employment and Non-Compete Agreement between WidePoint Corporation and Mark C. Fuller.* (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.33	Employment and Non-Compete Agreement between WidePoint Corporation and John D. Crowley.* (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.34	Consulting and Non-Compete Agreement between WidePoint Corporation and Jay O. Wright.* (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.35	Warrant Agreement between WidePoint Corporation and Mark C. Fuller. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.36	Warrant Agreement between WidePoint Corporation and John D. Crowley. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.37	Warrant Agreement between WidePoint Corporation and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.

10.38	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.39	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.40	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.41	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* — Management contract or compensatory plan

10.42	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.43	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.44	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc. (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.45	Common Stock Purchase Warrant between WidePoint Corporation and Westcap Securities Inc. (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.46	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and WidePoint Corporation. (Filed with the Company’s Annual Report on Form 10-K/A No. 1 for the year ended December 31, 2004).

10.47	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank, WidePoint Corporation and the subsidiaries of WidePoint Corporation. (Filed with the Company’s Annual Report on Form 10-K/A No. 1 for the year ended December 31, 2004).

21	Subsidiaries of WidePoint Corporation (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

23.1A	Consent of Grant Thornton LLP

31.1A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2A	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32A	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for the Years ended
December 31, 2004, 2003, and 2002	F-3
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2004, 2003, and 2002	F-4
Consolidated Statements of Cashflows for the Years ended
December 31, 2004, 2003, and 2002	F-5
Notes to Consolidated Financial Statements	F-6

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

As discussed in Note 1 to the financial statements, the Company did not record its financial instrument at fair value at December 31, 2004. Accordingly, the Company has restated its financial instrument, loss on financial instrument and retained deficit to reflect the recording of the financial instrument at fair value at December 31, 2004.

/s/ Grant Thornton LLP

Chicago, Illinois
April 14, 2005,
except for Note 1,
which is dated
August 12, 2005

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	Restated 2004	2003
Assets
Current assets:
Cash and cash equivalents	$463,525	$949,612
Accounts receivable, net of allowance of $0 and $18,819 respectively	3,007,590	405,662
Prepaid expenses and other assets	203,126	49,645

Total current assets	3,674,241	1,404,919

Property and equipment, net	80,652	6,990
Goodwill	2,806,440	--
Intangibles	3,190,927	--
Other assets	161,148	53,736

Total assets	$9,913,408	$1,465,645

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,342,759	$52,382
Accrued expenses	859,345	238,902
Income taxes payable	79,177	--
Short-term portion of deferred rent	2,720	--
Short-term borrowings	1,592,408	--
Financial instruments	6,648,571	--

Total current liabilities	10,524,980	291,284

Long-term portion of deferred rent	7,058	--
Deferred income tax liability	221,959	--

Total liabilities	10,753,997	291,284

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares and no shares issued and outstanding, respectively	2,046	--
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,125,393 shares
and 15,579,913 shares issued and outstanding, respectively	21,125	15,580
Stock warrants	14,291	--
Related party notes receivable	(81,100)	(128,003)
Additional paid-in capital	43,515,382	42,110,539
Accumulated deficit	(44,312,333)	(40,823,755)

Total stockholders' equity	840,589	1,174,361

Total liabilities and stockholders' equity	$9,913,408	$1,465,645

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

	For the Years Ended December 31,
	Restated 2004	2003	2002
Revenues, net	$5,542,118	$3,293,508	$3,495,160
Cost of revenues	4,066,543	2,460,281	2,489,983

Gross profit	1,475,575	833,227	1,005,177
Sales and marketing	596,564	430,065	525,322
General and administrative	1,196,707	693,220	643,771
Depreciation and amortization	70,896	12,777	51,792

Loss from operations	(388,592)	(302,835)	(215,708)
Other income (expenses):
Interest income	5,841	11,551	17,658
Interest expense	(38,144)	(1,304)	(1,559)
Loss from financial instruments	(3,070,617)	--	--
Other	2,118	1,500	140,000

Net loss before provision for income taxes	(3,489,394)	(291,088)	(59,609)

Income tax provision	(816)	--	--

Net loss	$(3,488,578)	$(291,088)	$(59,609)

Basic and diluted net loss per share	$(0.19)	$(0.02)	$(0.00)

Basic and diluted weighted-average shares outstanding	18,664,148	15,579,913	14,243,310

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Stock	Related Party Notes	Additional Paid-In	Restated Accumulated
	Shares	Amount	Shares	Amount	Warrants	Receivable	Capital	Deficit	Total
Balance, January 1, 2002	--	--	12,984,913	12,985	140,000	--	41,931,484	(40,473,058)	1,611,411

Adjustment of warrant valuation	--	--	--	--	(140,000)	--	--	--	(140,000)
Sale of common stock	--	--	2,595,000	2,595	--	--	179,055	--	181,650
Issuance of related party notes
receivable	--	--	--	--	--	$(185,056)	--	--	(185,056)
Net loss	--	--	--	--	--	--	--	(59,609)	(59,609)

Balance, December 31, 2002	--	--	15,579,913	15,580	--	(185,056)	42,110,539	(40,532,667)	1,408,396

Collections on related
party notes receivable	--	--	--	--	--	57,053	--	--	57,053
Net loss	--	--	--	--	--	--	--	(291,088)	(291,088)

Balance, December 31, 2003	--	$--	15,579,913	$15,580	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

Collections on related
party notes receivable	--	--	--	--	--	46,903	--	--	46,903
Issuance of common stock
Tripoint	--	--	500,000	500	--	--	71,928	--	72,428
Issuance of common stock
- Chesapeake	--	--	4,082,980	4,083	--	--	1,491,702	--	1,495,785
Issuance of common stock
- ORC	--	--	962,500	962	--	--	384,038	--	385,000
Sale of preferred stock	2,045,714	2,046	--	--	--	--	--	--	2,046
Expenses associated from
preferred stock	--	--	--	--	--	--	(542,825)	--	(542,825)
Issuance of common
stock warrants	--	--	--	--	14,291	--	--	--	14,291
Net loss	--	--	--	--	--	--	--	(3,488,578)	(3,488,578)

Balance, December 31, 2004	2,045.714	$2,046	21,125,393	$21,125	$14,291	$(81,100)	$43,515,382	$(44,312,333)	$(840,589)

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	Restated 2004	2003	2002
Cash flows from operating activities:
Net loss	$(3,488,578)	$(291,088)	$(59,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation expense	15,712	12,777	51,792
Amortization expense	64,884	--	--
Deferred financing costs	11,909	--	--
(Gain) Loss on sale of property and equipment	(1,500)	(1,500)	(750)
Loss from financial instruments	3,070,617	--	--
Adjustment of warrant valuation	--	--	(140,000)
Changes in assets and liabilities-
Accounts receivable	(179,376)	(11,435)	65,756
Prepaid expenses and other assets	(257,505)	18,579	(19,312)
Accounts payable and accrued expenses	273,341	(30,711)	(235,502)
Income tax payable	79,177	--	--
Deferred tax liability	(110,980)	--	--

Net cash (used in) operating activities	(522,299)	(303,378)	(337,625)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	(4,640,729)	--	--
Purchases of property and equipment	(15,336)	(7,802)	--
Proceeds from sale of property and equipment	1,500	1,500	750

Cashflows (used in) provided by investing activities	(4,654,565)	(6,302)

Cash flows from financing activities:
Borrowings on notes payable	1,792,408	--	--
Payments on notes payable	(200,000)	--	--
Collections on related party notes	46,903	57,053	--
Net payments on long-term obligations	--	(6,421)	(18,009)
Proceeds from issuance of warrants	14,291	--	--
Net proceeds from issuance of preferred stock	3,037,175	--	--

Cashflows provided by (used in) financing activities	4,690,777	50,632	(18,009)

Net (decrease) in cash	(486,087)	(259,048)	(354,884)
Cash, beginning of period	949,612	1,208,660	1,563,544

Cash and cash equivalents, ending of period	463,525	949,612	1,208,660
Supplementary cash flow information:
Cash paid for-
Interest	$7,125	$--	$--

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization and Nature of Operations:

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

Restatement.

At December 31, 2004, the financial instrument, loss on financial instrument, and retained deficit were adjusted from previously reported amounts to properly reflect the recording of the financial instrument at fair value at December 31, 2004. The impact of this accounting error was to understate the recorded value of the financial instrument and net loss by $2,865,621 at December 31, 2004. For the year ended December 31, 2004 the restatement increased the basic and diluted net loss per share by $0.16 from a basic and diluted net loss per share of $0.03, as previously stated, to a restated basic and diluted net loss per share of $0.19. The effect of this restatement of $2,865,621 at December 31, 2004 on the Company’s financial statements resulted in an increase in the loss on financial instrument from $204,998 to $3,070,617. This change in the valuation of the financial instrument increased the net loss from $622,959 to $3,488,578 for the year ended December 31, 2004. The adjustment increased the valuation of the financial instrument at December 31, 2004 from $3,782,952 to $6,648,571. As a result of the adjustment to properly reflect the recording of the financial instrument at fair value, the retained deficit increased from $41,446,714 to $44,312,333.

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

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

During 2004, two customers, Abbott Laboratories and The Department of Homeland Security, individually represented 12%, and 11% of revenues, respectively, and we therefore are materially dependent upon such customers. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results. During 2003, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenue, respectively.

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

	Year ended December 31,
	Restated 2004	2003	2002
Net loss, as reported	$3,488,578	$291,088	$59,609
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects	$690,503	$615,704	$644,178
Pro forma net loss	$4,179,081	$906,792	$703,787
Loss per share:
Basic and diluted - as reported	$0.19	$0.02	$0.00
Basic and diluted - pro forma	$0.22	$0.06	$0.05

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

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2004, 2003 and 2002:

	Restated 2004	2003	2002
Dividend yield	--	--	--
Risk-free interest rate	3.03 - 3.25%	3.03 - 3.25%	2.70 - 4.13%
Volatility factor	166%	140%	156%
Expected life in years	5	5	5

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

(1) Intangible assets. As part of the Company’s preliminary purchase accounting for ORC, an estimated preliminary intangible valuation amount of $1,145,523 was allocated to intangibles for ORC’s customer relationships and ORC’s PKI business opportunity. An intangible asset was also identified as internally generated software that was associated with ORC’s PKI-I development of its PKI phase 1 software product application with a valuation amount of $334,672. Further, ORC subsequently initiated an additional development measure in which ORC was accumulating the costs associated with the further development of an additional software product application, ORC’s PKI-II development, with an intangible value of $175,399, for which ORC continues to accumulate development costs.

The weighted average lives of 6 and 5 years is associated with the estimated preliminary purchase valuation of the intangible value attributed to the ORC purchase accounting that is related to ORC’s customer relationships and ORC’s PKI business opportunity. The 5 year period was used as the estimate for the intangible asset allocated to ORC’s customer relationships, and 6 years was used as the estimate for the PKI business opportunity.

The following table summarizes the pro forma statements of operations of ORC and WidePoint consolidated for the periods ending December 31, 2003 and 2004, respectively:

	Proforma 2004	Proforma 2003
Revenues	13,853,008	18,250,123
Net Loss	(3,515,211)	(522,027)
Loss per share	(0.18)	(0.03)
Basic common shares outstanding	19,636,648	19,133,420

5.	Goodwill and Intangible Assets:

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

        During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. As a result of these acquisitions the Company has aquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(36,847)
(2) Chesapeake Intangible	1,540,319	(18,337)
(3) PKI-I Intangible (Related to internally generated software)	334,672	(9,700)

Total	$3,020,514	$(64,884)

Unamortized intangible assets
(4) Other (PKI-II Intangible)	$235,297

Total	$235,297
Aggregate Amortization Expense:
For year ended 12/31/04	$64,884
Estimated Amortization Expense:
For year ended 12/31/05	$389,305
For year ended 12/31/06	$389,305
For year ended 12/31/07	$389,305
For year ended 12/31/08	$389,305
For year ended 12/31/09	$307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and its PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.

(2)	The Chesapeake intangible is related to the ORC purchase. Chesapeake was materially responsible for acquisition of ORC by WidePoint. As a result, Chesapeake’s intangible value was assigned an estimated life of 14 years or the historic life of ORC. The weighted average life of this intangible class is 14 years.
(3)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

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

        The provision (benefit) for income taxes results in effective rates, which differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
Non-deductible expenses	(0.2)	(0.2)	(2.1)
Decrease (increase) in valuation allowance	200.7	(35.4)	(36.4)
Intangibles	(167.4)	--	--
Capitalized software cost	(35.7)	--	--
Section 481(a) adjustment	(35.3)	--	--
Other	3.8	1.6	4.5

	(0.1)	--	--

        The deferred tax assets (liabilities) consisted of the following as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$6,810,059	$6,561,552
AMT credit	13,853	13,853
Capital losses in excess of capital gains	696,215	696,215
Financial instrument	81,999	--
Other assets	95,403	162,189

Total deferred tax assets	7,697,529	7,433,809

Deferred tax liabilities:
Section 481(a) adjustment	(221,959)	--
Intangibles	(1,052,263)	--
Depreciation and amortization	(248,606)	--
Capitalized software costs	(224,108)	--

Total deferred liabilities	(1,746,936)	--

Net deferred tax asset	5,950,593	--
Less- Valuation allowance	(6,172,552)	(7,433,809)

	$(221,959)	$--

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

In October of 2004, the Company issued 10,228,571 warrants to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of December 31, 2004. The Company has recorded a loss on the financial instrument of $3,070,617 for the period ending December 31, 2004, to adjust the difference between the fair-value of these warrants and the market price.

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

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	Restated 2004	2003	2002
Net loss:
As reported	$3,488,578	$291,088	$59,609
Pro forma	$3,550,573	$906,792	$703,787
Pro forma basic and diluted net loss per share:
As reported	$0.19	$0.02	$0.00
Pro forma	$0.19	$0.06	$0.05

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

13.	Selected Quarterly Financial Data (Unaudited):

A summary of selected quarterly information for 2004 and 2003 is as follows:

	2004 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$723	$841	$907	$3,071
Gross Profit	157	223	240	855
Net Loss	(95)	(182)	(105)	(3,107)
Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.17)
	2003 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$923	$815	$759	$796
Gross Profit	246	219	197	171
Net Loss	(64)	(56)	(73)	(98)
Loss per Share	$(0.00)	$(0.00)	$0.00	$(0.01)