Form 10QSB/A
period 2005-03-31
WIDEPOINT CORP
filed 2005-08-17
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 2

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 2 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as previously amended by Amendment No. 1 filed on June 17, 2005, as set forth in the pages attached hereto:

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

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	Restated December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,506	$463,525
Accounts receivable	2,279,506	3,007,590
Prepaid expenses and other assets	157,528	203,126

Total current assets	2,692,540	3,674,241

Property and equipment, net	75,013	80,652
Goodwill	2,806,440	2,806,440
Intangibles	3,260,935	3,190,927
Other assets	212,400	161,148

Total assets	$9,047,328	$9,913,408

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$995,822	$1,342,759
Accrued expenses	780,169	859,345
Income taxes payable	190,709	79,177
Short-term portion of deferred rent	3,038	2,720
Short-term borrowings	1,383,493	1,592,408
Financial instruments	5,652,308	6,648,571

Total current liabilities	9,005,539	10,524,980

Long-term portion of deferred rent	6,138	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	9,122,656	10,753,997
Stockholders' (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares issued and outstanding, respectively	2,046	2,046
Common stock, $0.001 par value; 110,000,000 shares authorized; 21,125,393
shares issued and outstanding, respectively	21,125	21,125
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	43,484,997	43,515,382
Accumulated deficit	(43,536,687)	(44,312,333)

Total stockholders'(deficit) equity	(75,328)	(840,589)

Total liabilities and stockholders' (deficit) equity	$9,047,328	$9,913,408

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	Restated 2005	2004
	(unaudited)
Revenues, net	$2,669,532	$723,083
Cost of sales	1,847,163	565,766

Gross profit	822,369	157,317
Sales and marketing	176,370	101,881
General & administrative	727,808	150,063
Depreciation & amortization	88,945	1,789

Loss from operations	(170,754)	(96,416)
Other income, net:
Interest income	770	1,862
Interest expense	(52,783)	(115)
Gain from financial instrument	996,263	--
Other	2,150	--

Net income/(loss)	$775,646	$(94,669)

Basic net income/(loss) per share	$0.04	$(0.01)

Basic weighted average shares outstanding	21,125,393	15,579,913

Diluted net income/(loss) per share	$0.01	$(0.01)

Diluted weighted average shares outstanding	51,983,931	15,579,913

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	Restated 2005	2004
	(unaudited)
Cash flows from operating activities:
Net income/(loss)	$775,646	$(94,669)
Adjustments to reconcile net loss
to net cash provided by operating
activities
Depreciation Expense	6,900	1,789
Amortization expense	97,326	--
Deferred income taxes	(110,980)	--
Deferred financing costs	3,573	--
(Gain) from financial instruments	(996,263)	--
Changes in assets and liabilities
Accounts receivable	728,084	91,543
Prepaid expenses and other assets	45,597	15,234
Other assets	(54,825)	3,748
Accounts payable and accrued expenses	(325,433)	(7,256)

Net cash provided by operating
activities	$169,625	$10,389

Net cash flows from investing activities:
Purchase of property and equipment	(1,261)	--
Intangible development costs	(167,333)	--

Net cash flows used in investing activities	$(168,594)	$--

Net cash used in financing
activities
Borrowings on notes payable	158,866	--
Payments on notes payable	(367,781)	--
Collections on related party notes	20,000	--
APIC expenses	(30,385)	--
Proceeds from exercise of stock options	10,250	--

Net cash used in financing
activities	$(209,050)	$--

Net (decrease) increase in cash	$(208,019)	$10,389

Cash and equivalents, beginning of period	$463,525	$949,612

Cash and equivalents, end of period	$255,506	$960,001

Cash paid for interest	$26,723	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (“WidePoint” or the “Company”) is an information technology (“IT”) services firm with established competencies in federal government and commercial sector IT consulting services, including planning, managing and implementing IT solutions, software and secure authentication processes, and specialized outsourcing arrangements. Our staff consists of business and computer specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

In 2004, WidePoint acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) and Operational Research Consultants, Inc. (“ORC”) as part of WidePoint’s strategy to refocus our business development initiatives toward the substantial increase in government spending on infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for systems and process expertise across most government markets, federal, state and local. WidePoint intends to capitalize on the expected growth in its target markets through strategic acquisitions, continue rollout of ORC’s Public Key Infrastructure (“PKI”) initiative, and continue to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. The Company intends to continue to leverage the synergies between its newly acquired operating subsidiaries and cross sell its technical capabilities into each separate marketplace serviced by its respective subsidiaries.

The Company has physical locations in Oakbrook Terrance, Illinois, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand, and available senior lending facility are adequate to finance operations through 2005.

Restatement.

At December 31, 2004, the financial instrument, loss on financial instrument, and retained deficit were adjusted from previously reported amounts to properly reflect the recording of the financial instrument at fair value at December 31, 2004. The impact of this accounting error was to understate the recorded value of the financial instrument and net loss by $2,865,621 at December 31, 2004. The effect of this restatement of the $2,865,621 at December 31, 2004 on the Company’s financial statements resulted in a change from a loss on financial instrument to a gain on financial instrument for the three month period ending March 31, 2005. The loss on financial instrument for the three month period ending March 31, 2005 was previously reported as $1,869,356. The restated results for the three month period ending March 31, 2005 resulted in a gain on financial instrument of $996,263. As a result of the restatement at December 31, 2004, the net loss for the three month period ending March 31, 2005 changed from a net loss of $2,089,974 to a net income of $775,645. For the quarter ended March 31, 2005 the restatement decreased the basic net loss per share by $0.14 from a basic net loss per share of $0.10, as previously stated, to a restated basic net income per share of $0.04. For the quarter ended March 31, 2005 the restatement decreased the diluted net loss per share by $0.11, as previously stated, to a restated diluted net income per share of $0.01.

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

The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Significant Customers

For the quarter ended March 31, 2005, two customers, Tangible Software and The Department of Homeland Security, individually represented approximately 15% and 14% of revenues, respectively, and we therefore are materially dependent upon such customers. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results. For the quarter ended March 31, 2004, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenue, respectively.

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

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants issued by the Company under the Barron Partners, LP preferred financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The Financial Instrument was marked to market at March 31, 2005.

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for the period ending March 31, 2005. WidePoint recorded approximately $9,700 of amortization expense for the year ended December 31, 2004. Capitalized software costs included in Other Intangibles at March 31, 2005 and December 31, 2004 were approximately $0.7 and $0.6 million, respectively.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options, and warrants to purchase 30,858,538 shares of common stock outstanding at March 31, 2005 has been included in the calculation of the fully diluted net income per share as such effect would have been dilutive. The treasury stock effect of the options and warrants to purchase 2,112,000 shares of common stock outstanding at March 31, 2004 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.

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

	Three Months ended March 31,
	Restated 2005	2004
Net income/(loss), as reported	$775,645	$(94,669)
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	(250,813)	(87,712)

Pro forma net income/(loss)	$524,832	$(182,381)
Net income/(loss) per share:
Basic - as reported	$0.04	$(0.01)
Diluted - as reported	$0.01	$(0.01)
Basic - pro forma	$0.02	$(0.01)
Diluted - pro forma	$0.01	$(0.01)

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

        During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. As a result of these acquisitions the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(92,115)
(2) Chesapeake Intangible	1,540,319	(45,845)
(3) PKI-I Intangible (Related to internally generated software)	334,672	(24,250)

Total	$3,020,514	$(162,210)

Unamortized intangible assets
(4) Other (PKI-II Intangible)	$403,000

Total	$403,000
Aggregate Amortization Expense:
For quarter ended 3/31/05	$97,326
Estimated Amortization Expense:
For year ended 12/31/05	$389,305
For year ended 12/31/06	$389,305
For year ended 12/31/07	$389,305
For year ended 12/31/08	$389,305
For year ended 12/31/09	$307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.

(2)	The Chesapeake intangible is related to the ORC purchase. Chesapeake was materially responsible for the acquisition of ORC by WidePoint. As a result, Chesapeake’s intangible value was assigned an estimated life of 14 years or the historic life of ORC. The weighted average life of this intangible class is 13.5 years.
(3)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

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

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of March 31, 2005, no common shares were earned.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake shareholders have not become entitled to receive will be returned to the Company. For the period ending March 31, 2005, the Company released 544,397 shares from escrow to the Chesapeake shareholders upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 with the Securities and Exchange Commission.

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

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of March 31, 2005. The Company utilized a Black-Scholes calculation to determine the fair valuation of the financial instrument on March 31, 2005. We used a volatility input of 101% and a risk free interest rate of 4.18% and a warrant exercise price of $0.40 per common share. The fair value utilizing this calculation produced a computed result for the financial instrument of $5,652,308. As of December 31, 2004, the value of the financial instrument was $6,648,571. The difference between the measured fair value marked to market at December 31, 2004 and March 31, 2005 resulted in the gain from financial instrument of $996,263.

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

Overview

WidePoint is an information technology (“IT”) services firm with established competencies in federal government and commercial sector IT consulting services, including planning, managing and implementing IT solutions, software and secure authentication processes, and specialized outsourcing arrangements. Our staff consists of business and computer specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

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

        Gain on Financial instrument. The gain on financial instrument for the three month period ended March 31, 2005, was approximately $996,000. The gain on financial instrument represents the decrease during the three months ended March 31, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock declined. This decline in turn resulted from the relatively narrow trading range of the Company’s stock in the quarter as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the quarter which have an upward effect on the warrant value.

        Other. Other income for the three month period ended March 31, 2005, was $2,150, or less than 1% of revenues. Other income was primarily attributable to finder’s fees. There were no other income for the three month period ended March 31, 2004.

        Net income. As a result of the above, the net income for the three month period ended March 31, 2005, was approximately $776,000 as compared to the net loss of approximately $95,000 for the three months ended March 31, 2004.

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

Cash provided by operating activities for the quarter ended March 31, 2005, was approximately $169,600 as compared to cash provided by operating activities of approximately $10,400 for the quarter ended March 31, 2004. The decrease in cash balances available for operating activities for the quarters ended March 31, 2005 and 2004, respectively, were primarily a result of investments in which we expanded our sales and general and administrative cost structure to implement our growth strategy. Capital expenditures in property and equipment were approximately $1,000 for the quarter ended March 31, 2005, as compared to capital expenditures in property and equipment of no material amount for the quarter ended March 31, 2004.

As of March 31, 2005, the Company had a net working capital deficit of approximately $6.3 million. Excluding the impact of the financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment by Barron Partners, LP in the Company in October 2004 and discussed below, the working capital deficit would be reduced by approximately $5.7 million, resulting in an adjusted net working capital deficit of approximately $0.8 million.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that are convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron warrants to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. In April and May, 2005, Barron exercised warrants for 2,000,000 shares of common stock, providing $800,000 in gross proceeds to the Company.

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

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the adjusted net working capital deficit of $0.8 Million (excluding the impact of the Financial Instrument) will improve modestly, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of Warrants by investors; both of which will be partially offset by incremental working capital needs associated with the projected Revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. Although we currently are not in compliance with two of our covenants, which includes our ebitda to debt ratio covenant and our net income covenant, RBC-Centura has waived such violations until such time as the Company delivers to RBC-Centura the Company’s financial statements for the quarter ended June 30, 2005 evidencing that the Company is in compliance with the above covenants. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s principal executive and principal financial officers, such officers concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005. That conclusion was based on the existence of the material weakness in our internal control over financial reporting discussed below.

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

        We identified a material weakness in our internal control over financial reporting in the first quarter of 2005 that related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with (i) our recent material acquisition of Operational Research Consultants, Inc. in October 2004; and (ii) determination of the proper accounting treatment of the financial instrument relating to the warrants issued by the Company in October 2004. The material weakness in internal controls resulted in (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004, and (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004. In an effort to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters.

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