Form 10QSB
period 2005-06-30
WIDEPOINT CORP
filed 2005-08-18
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes    X     No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes           No    X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2005: 31,805,949 shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes           No    X

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005,
(unaudited) and December 31, 2004 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
and six months ended June 30, 2005 and 2004 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three
and six months ended June 30, 2005 and 2004 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15
Item 3. Controls and Procedures	20
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22
SIGNATURES	23

PART 1.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		Restated
	June 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,754	$463,525
Accounts receivable	2,574,067	3,007,590
Prepaid expenses and other assets	278,942	203,126

Total current assets	3,093,763	3,674,241

Property and equipment,	68,008	80,652
Goodwill	2,508,081	2,806,440
Intangibles	3,347,406	3,190,927
Other assets	271,381	161,148

Total assets	$9,288,639	$9,913,408

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	1,100,062	$1,342,759
Accrued expenses	828,854	859,345
Income taxes payable	190,157	79,177
Short-term portion of deferred rent	3,359	2,720
Short-term borrowings	1,029,726	1,592,408
Financial instruments	5,019,428	6,648,571

Total current liabilities	8,171,586	10,524,980

Long-term portion of deferred rent	5,111	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	8,287,676	10,753,997
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,745,714 and
2,045,714 shares issued and outstanding, respectively	1,746	2,046
Common stock, $0.001 par value; 110,000,000 shares authorized; 26,225,393 and
21,125,393 shares issued and outstanding, respectively	26,225	21,125
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	45,150,653	43,515,382
Accumulated deficit	(44,130,852)	(44,312,333)

Total stockholders' equity	1,000,963	(840,859)

Total liabilities and stockholders' equity	9,288,639	$9,913,408

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues, net	$2,921,135	$841,224	$5,590,667	$1,564,308
Cost of sales	2,098,123	618,217	3,945,286	1,183,983

Gross profit	823,012	223,007	1,645,381	380,325
Sales and marketing	163,944	128,289	340,314	230,170
General & administrative	645,557	278,234	1,373,365	428,297
Depreciation & amortization	89,051	650	177,996	2,439

Loss from operations	(75,540)	(184,166)	(246,294)	(280,581)
Interest income	1,749	1,837	2,519	3,699
Interest (expenses)	(49,914)	--	(102,697)	(116)
(Loss)/Gain from financial instruments	(470,220)	--	526,043	--
Other (expenses)/income	(240)	--	1,910	--

Net (loss)/ income	$(594,165)	$(182,329)	$181,481	$(276,998)

Basic net (loss)/income per share	$(0.02)	$(0.01)	$0.01	$(0.02)

Basic weighted average shares outstanding	24,999,019	18,717,955	23,072,907	17,148,934
Diluted net (loss)/income per share	$(0.02)	$(0.01)	0.00	$(0.02)

Diluted weighted average shares outstanding	24,999,019	18,717,955	52,143,529	17,148,934

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Cash flows from operating activities:
Net (loss)/gain	$(594,165)	$(182,329)	$181,481	$(276,998)
Adjustments to reconcile net loss to net cash
Depreciation expense	7,005	650	13,905	2,439
Amortization expense	97,326	--	194,652	--
Deferred income taxes	--	--	(110,980)	--
Deferred financing costs	3,572	--	7,145	--
Loss/(Gain) from financial instruments	470,220	--	(526,043)	--
Stock compensation expense	--	72,000	--	72,000
Changes in assets and liabilities
Accounts receivable	(294,561)	(142,242)	433,523	(50,699)
Prepaid expenses and other current assets	13,586	(8,980)	59,184	6,254
Other assets	72,447	(53,659)	17,622	(49,912)
Accounts payable and accrued expenses	19,692	112,848	(305,741)	105,593

Net cash used in operating activities	$(204,878)	$(201,712)	$(35,252)	$(191,323)

Cashflows from investing activities:
Purchase of property and equipment	--	--	(1,261)	--
Software development costs	(183,797)	--	(351,131)	--

Net cash used in investing activities	$(183,797)	$--	$(352,392)	$--

Cashflows from financing activities:
Borrowings on notes payable	143,733	21,735	302,599	21,735
Payments on notes payable	(497,500)	--	(865,281)	--
Collections on related party notes	--	--	20,000	--
Expenses related to registration statement	(4,110)	--	(34,495)	--
Proceeds from exercise of stock options	--	--	10,250	--
Proceeds from exercise of warrants	800,000	--	800,000	--
Expenses related to warrant exercise	(68,200)	--	(68,200)	--

Net cash provided
by financing activities	$373,923	$21,735	$164,873	$21,735

Net decrease in cash	$(14,752)	$(179,977)	$(222,771)	$(169,588)

Cash and equivalents, beginning of period	$255,506	$960,001	$463,525	$949,612

Cash and equivalents, end of period	$240,754	$780,024	$240,754	$780,024

Supplementary Information:
Notes receivable issued to former ORC
shareholders for purchase price adjustment	$270,000	$--	$270,000	$--
Liabilities incurred but not yet paid relating to warrant exercise	$22,780	$--	$22,780	$--
Liabilities incurred but not yet paid relating to registration statement	$147,804	$--	$147,804	$--
Cash paid for interest	$14,053	$--	$40,776	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (“WidePoint” or the ‘Company”) is an information technology (“IT”) services firm with established competencies in federal government and commercial sector IT consulting services, including planning, managing and implementing IT solutions, software and secure authentication processes, and specialized outsourcing arrangements. Our staff consists of business and computer specialists who help customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

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

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; Alexandria, Virginia; and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand, and available senior lending facility, are adequate to finance operations through 2005.

Restatement

At December 31, 2004, the financial instrument, loss on financial instrument, and retained deficit were adjusted from previously reported amounts to properly reflect the recording of the financial instrument at fair value at December 31, 2004. The impact of this accounting error was to understate the recorded value of the financial instrument and net loss by $2,865,621 at December 31, 2004. For the year ended December 31, 2004 the restatement increased the basic and diluted net loss per share by $0.16 from a basic and diluted net loss per share of $0.03, as previously stated, to a restated basic and diluted net loss per share of $0.19. The effects of this restatement of $2,865,621 at December 31, 2004 on the Company’s financial statements resulted in a change from a loss on financial instrument to a gain on financial instrument for the three month period ending March 31, 2005. The loss on financial instrument for the three month period ending March 31, 2005 was previously reported at $1,869,356. The restated results for the three month period ending March 31, 2005 resulted in a gain on financial instrument of $996,263. As a result of the restatement at December 31, 2004, the net loss for the three month period ending March 31, 2005 changed from a net loss of $2,089,974 to a net income of $775,645. For the quarter ended March 31, 2005 the restatement decreased the basic net loss per share by $0.14 from a basic net loss per share of $0.10, as previously stated, to a restated basic net income per share of $0.04.  For the quarter ended March 31, 2005 the restatement decreased the diluted net loss per share by $0.11, as previously stated, to a restated diluted net income per share of $0.01.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At June 30, 2005 there were no material cash and cash equivalents of investments in money market and overnight sweep accounts. At December 31, 2004, cash and cash equivalents of investments in money market and overnight sweep accounts were $46,065. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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
For the quarter ended June 30, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2005 and December 31, 2004, unbilled accounts receivable totaled $12,785 and $138,529, respectively.

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

The Company’s other revenues are derived from the delivery of a non-customized software offering. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software offering is fixed or determinable, and collectibility is probable.

Further, the Company has had no history of losses nor has it identified any specific risk of loss at June 30, 2005 due to termination provisions and thus has not recorded a provision for such events.

Significant Customers

For the quarter ended June 30, 2005, one customer, The Department of Homeland Security, individually represented approximately 22% of revenues, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on results. For the quarter ended June 30, 2004, four customers, Abbott Laboratories, Manpower, Baxter Healthcare, and Spencer Stuart, individually represented 20%, 14%, 10%, and 10% of revenue, respectively.

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

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants issued by the Company under the Barron Partners, LP financing agreement contained a registration rights agreement which contains a liquidated damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The financial instrument has been marked to market at June 30, 2005.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of June 30, 2005, one customer, The Department of Homeland Security, accounted for approximately 20% of accounts receivable, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on results. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
Computers, equipment and software	$91,290	$90,029
Less- Accumulated depreciation and amortization	(23,282)	(9,377)

	$68,008	$80,652

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I for the three month period ending June 30, 2005. WidePoint recorded approximately $9,700 of amortization expense for PKI-I for the year ended December 31, 2004. Capitalized software costs included in Other Intangibles at June 30, 2005 and December 31, 2004 were approximately $0.9 and $0.6 million, respectively.

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and an annual review is required to determine any impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31st.

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

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill, annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Basic and Diluted Net Gain/Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase27,358,633 and 2,112,000 shares of common stock outstanding for the three months ended June 30, 2005 and 2004, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the three month period ended June 30, 2005 and 2004, respectively, are presented as identical. The treasury stock effect of the conversion of preferred stock to common stock, options, and warrants to purchase 29,070,623 shares of common stock outstanding for the six months ended June 30, 2005 has been included in the calculation of the net income per share as such effect would have been dilutive. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 2,112,000 shares of common stock for the six months ended June 30, 2004 has not been included in the calculation of the net loss per shares as such effect would have been anti-dilutive and are presented as identical.

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net (loss)/gain, as reported	$(594,165)	$(182,329)	$181,481	$(276,998)
Add: Total stock-based employee compensation
expense determined under fair value based method
for awards granted, modified, or settled, net of
related tax effects	(327,497)	(87,712)	(578,310)	(175,424)

Pro forma net (loss)	$(921,662)	$(270,041)	$(396,829)	$(452,422)
Earnings/(loss) per share:
Basic - as reported	$(0.02)	$(0.01)	$0.01	$(0.02)
Diluted - as reported	$(0.02)	$(0.01)	$0.00	$(0.02)
Basic and diluted - pro forma	$(0.04)	$(0.01)	$(0.02)	$(0.03)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years. Pro forma compensation expense is recognized as the options vest and additional awards may also be granted. There were no additional options granted during the quarter and six months ending June 30, 2005.

3.	Debt

	June 30, 2005	December 31, 2004
Borrowings under WidePoint's Senior Debt Agreement:	$1,029,726	$1,592,408

        On October 25, 2004, the Company executed a senior lending agreement with RBC-Centura. The Agreement initially provides for a $2.5 million revolving credit facility. The maturity date of the credit facility is October 25, 2005.

        The maximum available borrowing under revolving credit facility at June 30, 2005 and December 31, 2004 was $1.7 million and $2.2 million, respectively. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate which was 6% and 5% on June 30, 2005 and December 31, 2004, respectively.

        WidePoint’s credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. The weighted average borrowings under the revolving portion of the facility and the prior agreement for the quarter ended June 30, 2005 and during the year ended December 31, 2004, were $1.2 and $1.5 million, respectively. In conjunction with the execution of the credit facility, the Company recorded $0.1 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility which commenced in October of 2004 and will expire in October of 2005.

        The total interest and finders’ fees paid was approximately $34,000 for the year ended December 31, 2004. The total interest fees paid for the quarter ended June 30, 2005 was approximately $19,000.

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

Amortized Intangible Assets		As of June 30, 2005
		Gross Carrying amount	Accumulated Amortization
(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (147,385)
(2)	Chesapeake Intangible	1,540,319	(73,349)
(3)	PKI-I Intangible (Related to
	internally generated software)	334,672	(38,802)
	Total	$3,020,514	$ (259,536)
Unamortized intangible asset
(4)	Other (PKI-II Intangible)	$ 586,428
	Total	$ 586,428
Aggregate Amortization Expense:
	For quarter ended 6/30/05	$ 97,326
	For six months ended 6/30/05	$ 194,652
Estimated Amortization Expense:
	For year ended 12/31/05	$ 389,305
	For year ended 12/31/06	$ 389,305
	For year ended 12/31/07	$ 389,305
	For year ended 12/31/08	$ 389,305
	For year ended 12/31/09	$ 307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5 years.
(2)	The Chesapeake intangible is related to the ORC purchase. Chesapeake was materially responsible for the acquisition of ORC by WidePoint. As a result, Chesapeake’s intangible value was assigned an estimated life of 14 years or the historic life of ORC. The weighted average life of this intangible class is 13.5 years.
(3)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 7.5 years.

There were no amounts of research and development assets acquired during the quarter ending June 30, 2005, nor any written off in the period.

Goodwill associated with the ORC purchase was reduced by approximately $270,000 as of June 30, 2005 as a result of a settlement between ORC and WidePoint of a net working capital deficit as of the acquisition date that was determined to exist upon completion of the Company’s 2004 year-end audit.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of June 30, 2005.

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

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2005 and December 31, 2004, there were 26,225,393 and 21,125,393 shares of common stock outstanding, respectively. During the quarter ended March 31, 2005, 5,555,556 additional common shares were issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 2,045,714 shares were outstanding at December 31, 2004.

During the quarter ended June 30, 2005, Barron Partners LP converted 300,000 shares of Series A Preferred Stock into 3,000,000 common shares and subsequently sold the 3,000,000 common shares in private transactions to three institutional investors. Accordingly, 1,745,714 shares of Series A Preferred Stock were outstanding at June 30, 2005.

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

        As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company (see footnote 7). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance as of June 30, 2005.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of June 30, 2005, no common shares have been earned or issued.

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

Stock Warrants

On October 27, 2004 and November 22, 2004, the Company issued warrants to purchase 30,612 and 5,556 shares of common stock, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet and is being amortized over the life of the debt as interest expense.

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

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of June 30, 2005. The Company has recorded a loss on the financial instrument of $470,220 for the three month period ending June 30, 2005, to adjust the difference between the fair-value of these warrants at the end of the three month period ending March 31, 2005 and June 30, 2005. The Company has recorded a gain on the financial instrument of $526,043 for the six month period ending June 30, 2005, to adjust the difference between the fair-value of these warrants at December 31, 2004 and June 30, 2005.

8.	Litigation

As of December 31, 2004, ORC was the defendant in a lawsuit entitled Fleuette v. ORC, C.A. No. 1:04-cv-1054, in the Eastern District of Virginia, in which Renee Fleuette Gallagher, a former employee of ORC, alleged that ORC wrongfully terminated her employment with ORC. The plaintiff sought an unspecified amount of damages from ORC. Prior administrative and judicial proceedings instituted by Ms. Gallagher against ORC had been dismissed or found to be without merit. ORC did not believe that it had committed any wrong against Ms. Gallagher and therefore vigorously defended itself in the lawsuit filed by Ms. Gallagher. As part of the agreements entered into between WidePoint, ORC and the former stockholders of ORC at the time of WidePoint’s acquisition of ORC, the former stockholders of ORC agreed to indemnify WidePoint and ORC from any liability involving the claims by Ms. Gallagher against ORC, including the above-captioned lawsuit. In February of 2005, a settlement was reached between the parties and the complaints were dismissed.

Other than as described above, the Company is not involved in any material legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the WidePoint’s reach into markets that previously were not accessible to the Company. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has been augmented by our recent acquisitions and internal growth initiatives.

As a result of these actions WidePoint’s revenues for the three month period ending June 30, 2005 increased by approximately 247% from approximately $0.8 million from the comparable three month period ending June 30, 2004 to $2.9 million. This increase was materially due to the additional revenues generated by WidePoint’s acquisition of ORC in October 2004. As a function of the ORC acquisition, we presently derive a relatively larger base of revenue from contracts with U.S. government agencies and U.S. government contractors that are focused on national security. Funding for these programs and services are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. Because of the increasing focus on national security, ORC’s client relationships in this sector, and ORC’s PKI initiative we anticipate that quarterly revenues will continue at these levels or higher levels in future quarters.

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

With our recent acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government, either directly or as a subcontractor. The Federal Government’s fiscal year ends September 30th. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases implement the services that we offer.

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

Results of Operations

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

        Revenue. Revenue for the three month period ended June 30, 2005 was approximately $2,921,000 as compared to approximately $841,000 for the three month period ended June 30, 2004. The increase in revenue was primarily attributable to the full quarter impact of revenues derived from our acquisition of ORC in October 2004.

        Cost of sales. Cost of sales for the three month period ended June 30, 2005, was approximately $2,098,000, or 72% of revenues, an increase of approximately $1,480,000 over cost of sales of approximately $618,000, or 73% of revenues, in the three month period ended June 30, 2004. The percentage decrease in cost of sales was primarily attributable to historically lower cost of sales associated with revenue performance at ORC. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a direct result of our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the three month period ended June 30, 2005, was approximately $823,000, or 28% of revenues, an increase of approximately $600,000 over gross profit of approximately $223,000, or 27% of revenues, for the three month period ended June 30, 2004.

        Sales and marketing. Sales and marketing expense for the three month period ended June 30, 2005, was approximately $164,000, or 6% of revenues, an increase of approximately $36,000, as compared to approximately $128,000, or 15% of revenues, for the three month period ended June 30, 2004. The percentage decrease in sales and marketing expense was attributable to lesser relative sales and marketing expense in relation to the increase revenue base as a result of our acquisition of ORC in October 2004. The absolute increase was materially attributable to the increase in sales and marketing expenses arising from our acquisition of ORC in October 2004.

        General and administrative. General and administrative expenses for the three month period ended June 30, 2005, were approximately $646,000, or 22% of revenues, an increase of approximately $368,000, as compared to approximately $278,000, or 33% of revenues, incurred by the Company for the three month period ended June 30, 2004. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increase revenue base as a result of our acquisition of ORC in October 2004. The increase in general and administrative expenses for the three months ended June 30, 2005, was primarily attributable to an increase of approximately $490,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission, and WidePoint’s ongoing merger and acquisition efforts.

        Depreciation and amortization. Depreciation and amortization expenses for the three month period ended June 30, 2005, were approximately $89,000, or 3% of revenues; an increase of $88,000, as compared to approximately $1,000 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended June 30, 2004. The increase in depreciation and amortization expenses for the three month period ended June 30, 2005, was primarily attributable to a larger pool of depreciable assets resulting from the acquisition of ORC in October 2004, and an increase in amortization expense associated with the preliminary purchase accounting related to the purchase of ORC during October 2004.

        Interest income. Interest income for the three month period ended June 30, 2005, was $1,749, or less than 1% of revenues, a decrease of $88 as compared to $1,837, or less than 1% of revenues, for the three month period ended June 30, 2004. The decrease in interest income for the three month period ended June 30, 2005, was primarily attributable to lesser amounts of cash and cash equivalents available to the Company.

        Interest expense. Interest expense for the three month period ended June 30, 2005, was $49,914, or 2% of revenues as compared to no such expense for the three month period ended June 30, 2004. The increase in interest expense for the three month period ended June 30, 2005 was primarily attributable to WidePoint’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

        Loss on Financial instrument. The loss from financial instrument for the three month period ended June 30, 2005, was approximately $470,000. The loss on financial instrument represents the increase during the three months ended June 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants increased principally because of an increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the quarter which had an upward effect on the warrant value which was partially offset by a decrease in the volatility of the Company’s stock.

        Other. Other expenses for the three month period ended June 30, 2005, was $240, or less than 1% of revenues, as compared to no other expenses for the three month period ended June 30, 2004.

        Net loss. As a result of the above, the net loss for the three month period ended June 30, 2005, was approximately $594,000 as compared to the net loss of approximately $182,000 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

        Revenue. Revenue for the six month period ended June 30, 2005 was approximately $5,591,000 as compared to approximately $1,564,000 for the six month period ended June 30, 2004. The increase in revenue was primarily attributable to the full quarter effect of revenues realized from our acquisition of ORC in October 2004.

        Cost of sales. Cost of sales for the six month period ended June 30, 2005, was approximately $3,945,000, or 71% of revenues, an increase of approximately $2,761,000 over cost of sales of approximately $1,184,000, or 76% of revenues, for the six month period ended June 30, 2004. The percentage decrease in cost of sales was primarily attributable to lower cost of sales associated with the delivery of higher margin revenues at ORC. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales resulting from our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the six month period ended June 30, 2005, was approximately $1,645,000, or 29% of revenues, an increase of approximately $1,266,000 over gross profit of approximately $380,000, or 24% of revenues, for the six month period ended June 30, 2004.

        Sales and marketing. Sales and marketing expense for the six month period ended June 30, 2005, was approximately $340,000, or 6% of revenues, an increase of approximately $110,000, as compared to approximately $230,000, or 15% of revenues, for the six month period ended June 30, 2004. The increase was materially attributable to the increase in sales and marketing expenses resulting from our acquisition of ORC in October 2004.

        General and administrative. General and administrative expenses for the six month period ended June 30, 2005, were approximately $1,373,000, or 25% of revenues, an increase of approximately $945,000, as compared to approximately $428,000, or 27% of revenues, incurred by the Company for the six month period ended June 30, 2004. The increase in general and administrative expenses for the six months ended June 30, 2005, was primarily attributable to an increase of approximately $965,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission, and WidePoint’s ongoing merger and acquisition efforts.

        Depreciation and amortization. Depreciation and amortization expenses for the six month period ended June 30, 2005, were approximately $178,000, or 3% of revenues, an increase of $176,000, as compared to approximately $2,000 of such expenses, or less than 1% of revenues, recorded by the Company for the six month period ended June 30, 2004. The increase in depreciation and amortization expenses for the six month period ended June 30, 2005, was primarily attributable to the increased pool of depreciable assets resulting from the acquisition of ORC in October 2004, as well as an increase in amortization expense associated with the purchase accounting related to the purchase of ORC.

        Interest income. Interest income for the six month period ended June 30, 2005, was $2,519, or less than 1% of revenues, a decrease of $1,180 as compared to $3,699, or less than 1% of revenues, for the six month period ended June 30, 2004. The decrease in interest income for the six month period ended June 30, 2005, was primarily attributable to lesser amounts of cash and cash equivalents available to the Company over this time period.

        Interest expense. Interest expense for the six month period ended June 30, 2005, was $102,697, or 2% of revenues, an increase of $102,581 as compared to $116, or less than 1% of revenues, for the six month period ended June 30, 2004. The increase in interest expense for the six month period ended June 30, 2005 was primarily attributable to WidePoint’s increased utilization of its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

        Gain on Financial instrument. The gain from financial instrument for the six month period ended June 30, 2005, was approximately $526,000. The gain on financial instrument represents a decrease during the six months ended June 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock declined. This decline in turn resulted from the relatively narrow trading range of the Company’s stock in the six months as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the six months which had an upward effect on the warrant value.

        Other. Other income for the six month period ended June 30, 2005, was $1,910, or less than 1% of revenues, as compared to $0 for the six month period ended June 30, 2004.

        Net income/(loss). As a result of the above, the net income for the six month period ended June 30, 2005, was approximately $181,000 as compared to the net loss of approximately $277,000 for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2004 and the six months ended June 30, 2005, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance and warrant exercise.

Cash used in operating activities for the quarter ended June 30, 2005, was approximately $205,000 as compared to cash used in operating activities of approximately $202,000 for the quarter ended June 30, 2004. The decrease in cash balances available for operating activities for the quarters ended June 30, 2005 and 2004, respectively, were primarily a result of investments in which we expanded our sales and general and administrative cost structure to implement our growth strategy. There were no Capital expenditures in property and for the quarters ended June 30, 2005 and June 30, 2004.

As of June 30, 2005, the Company had a net working capital deficit of approximately $5.1 million. Excluding the impact of the financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment by Barron Partners, LP in the Company in October 2004 and discussed below, the working capital deficit would be reduced by approximately $5.0 million, resulting in an adjusted net working capital deficit of approximately $0.1 million.

WidePoint’s primary source of liquidity consists of approximately $0.2 million in cash and cash equivalents and approximately $2.6 million of accounts receivable. The increase in accounts receivable was primarily the result of the Company’s acquisition of ORC and is attributable to slower processing and collection times associated with the normal billing and collecting cycle of ORC as compared to WidePoint. Current liabilities include approximately $2.2 million in accounts payable and accrued expenses; $1.0 million in a line of credit with RBC Centura Bank; and $5.0 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidated damages clause within the registration rights agreement entered into with Barron Partners, LP. The material increase in liabilities is predominately the result of the acquisition of ORC and the increase in the computed valuation of the financial instrument as of June 30, 2005.

The Company’s business environment is characterized by rapid technological change, experiences times of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

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

Pursuant to the registration rights agreement between Barron and WidePoint related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of common stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by June 30, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint will be required to pay Barron a penalty of up to $20,000 for each month the registration statement is not effective. Barron has waived this penalty through June 30, 2005.

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the adjusted net working capital of $0.1 Million (excluding the loss from Financial Instrument) will improve modestly, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of Warrants by investors; both of which will be partially offset by incremental working capital needs associated with the projected Revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. As of June 30, 2005, the Company was compliant with our revolving credit facilities. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s principal executive and principal financial officers, such officers concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005. That conclusion was based on the existence of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Company’s principal executive and principal financial officers required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers determined that the following change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        We identified a material weakness in our internal control over financial reporting in the first quarter of 2005 that related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with (i) our recent material acquisition of Operational Research Consultants, Inc. in October 2004; and (ii) determination of the proper accounting treatment of the financial instrument relating to the warrants issued by the Company in October 2004. The material weakness in internal controls which continued to exist during the quarter ended June 30, 2005, resulted in (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004, and (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004. In an effort to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters.

PART II.

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously discussed in the Company’s Form 10-QSB for the quarter ended March 31, 2005, on April 21, 2005, Barron exercised warrants to purchase 1,000,000 shares of common stock at a price of $0.40 per share. On May 3, 2005, Barron exercised warrants to purchase an additional 1,000,000 shares of common stock at a price of $0.40 per share. The Company’s sale of shares to Barron upon exercise of such warrants was effected by the Company without registration under the Securities Act of 1933 in reliance upon the private offering exemption under section 4(2) thereof.

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

WIDEPOINT CORPORATION
Date: August 18, 2005	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer