Form 10QSB
period 2005-09-30
WIDEPOINT CORP
filed 2005-11-21
CIK 1034760

This report does not reflect the effect of certain adjustments described in the Explanatory Note on the following page, and accordingly, this report is being filed without the independent registered public accounting firm’s review being completed.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (630) 629-0003

____________________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No ____

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ____ No  X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2005: 33,051,893 shares of common stock, $.001 par value per share. __________________________________

Transitional Small Business Disclosure Format (Check one): Yes NO

On November 21, 2005, the Company filed a Current Report on Form 8-K with the SEC announcing its determination that its previously issued financial statements contained in the fiscal year 2004 Form 10-K, as amended, will be restated. As the amendments to these previously issued financial statements have not yet been completed, the financial statements accompanying this report have not been reviewed by an independent public accountant under Rule 10-01(d) of Regulation S-X. The Company expects that its independent registered public accounting firm, Grant Thornton LLP, will complete the quarterly review required by Rule 10-01(d) of Regulation S-X following the issuance of restated financial statements contained in our fiscal year 2004 Form 10-K/A.

WIDEPOINT CORPORATION

INDEX

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005,
and December 31, 2004 (unaudited)	1

Condensed Consolidated Statements of Operations for the three
and nine months ended September 30, 2005 and 2004 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three
and nine months ended September 30, 2005 and 2004 (unaudited)	3

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis or Plan of Operation	19

Item 3. Controls and Procedures	25

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	26

SIGNATURES	27

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	As Restated December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$362,879	$463,525
Accounts receivable	2,810,879	3,007,590
Income tax receivable	62,737	--
Prepaid expenses and other assets	147,047	203,126

Total current assets	3,383,542	3,674,241

Property and equipment, net	62,503	80,652
Goodwill	2,513,110	2,806,440
Intangibles	1,863,749	1,668,945
Other assets	230,610	161,148

Total assets	$8,053,514	$8,391,426

Liabilities, temporary equity and stockholders' equity
Current liabilities:
Short-term borrowings	$98,703	$1,592,408
Accounts payable	1,542,945	1,342,759
Accrued expenses	655,939	859,345
Deferred revenue	52,787	--
Income tax payable	198,620	79,177
Short-term portion of deferred rent	3,680	2,720
Financial instruments	2,951,933	6,648,571

Total current liabilities	5,504,607	10,524,980

Long-term portion of deferred rent	4,084	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	5,619,670	10,753,997

Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized: 1,315,714 and 2,045,714 issued and outstanding, respectively	1,316	2,046

Stockholders' equity (deficit):
Common stock, $0.001 par value; 110,000,000 shares authorized; 33,050,393 and
21,125,393 shares issued and outstanding, respectively	33,050	21,125
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	48,850,502	44,691,280
Accumulated deficit	(46,404,215)	(47,010,213)

Total stockholders' equity (deficit)	2,432,528	(2,364,617)

Total liabilities, temporary equity and stockholders' equity	$8,053,514	$8,391,426

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	As Restated 2004	2005	As Restated 2004
Revenues, net	$3,645,237	$906,685	$9,235,904	$2,470,992
Cost of sales (includes amortization and depreciation
expenses of $80,980, $0, $222,080, and $0, respectively)	2,831,465	666,544	6,887,290	1,850,528

Gross profit	813,772	240,141	2,348,614	620,464

Sales and marketing	138,493	147,068	478,807	377,238
General & administrative	655,648	197,877	2,382,872	1,055,922
Depreciation expense	6,364	883	18,809	3,322

Income (Loss) from operations	13,267	(105,687)	(531,874)	(816,018)

Interest income	2,312	1,307	4,831	5,006
Interest expenses	(48,484)	(493)	(151,181)	(608)
Gain from financial instruments	701,995	--	1,228,038	--
Other income	--	--	1,910	--

Net earnings (loss) before income tax benefit	669,090	(104,873)	551,724	(811,620)

Income tax benefit, net	(54,274)	--	(54,274)	--

Net earnings (loss)	$723,364	$(104,873)	$605,998	$(811,620)

Basic net earnings (loss) per share	$0.03	$(0.01)	$0.02	$(0.04)

Basic weighted average shares outstanding	28,083,817	20,162,893	24,761,565	18,160,920

Diluted net earnings (loss) per share	$0.01	$(0.01)	$0.01	$(0.04)

Diluted weighted average shares outstanding	53,740,657	20,162,893	52,654,102	18,160,920

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	As Restated 2004	2005	As Restated 2004
Cash flows from operating activities:

Net earnings (loss)	$723,364	$(104,873)	$605,998	$(811,620)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	7,094	883	20,999	3,322
Amortization expense	80,250	--	219,890	--
Deferred income taxes	--	--	(110,980)	--
Amortization of deferred financing costs	3,573	--	10,718	--
Gain from financial instruments	(701,995)	--	(1,228,038)	--
Stock compensation expense	--	--	--	72,000

Changes in assets and liabilities
Accounts receivable	(236,812)	(55,166)	196,711	(105,865)
Income tax receivable	(62,737)	--	(62,737)	--
Prepaid expenses and other current assets	131,895	(6,062)	191,080	21,926
Other assets	37,198	(5,423)	54,820	(55,334)
Accounts payable and accrued expenses	196,219	(7,082)	244,336	528,260

Net cash provided by (used in)
operating activities	$178,049	$(177,723)	$142,797	$(347,311)

Cashflows from investing activities:
Purchase of property and equipment	(1,588)	(4,190)	(2,849)	(4,190)
Software development costs	(63,563)	--	(414,694)	--

Net cash used in investing activities	$(65,151)	$(4,190)	$(417,543)	$(4,190)

Cashflows from financing activities:
Borrowings on notes payable	185,967	--	488,566	--
Payments on notes payable	(1,116,990)	--	(1,982,271)	--
Collections on related party notes	--	--	20,000	--
Expenses related to registration statement	--	--	(34,495)	--
Proceeds from exercise of stock options	2,250	--	12,500	--
Proceeds from exercise of warrants	1,000,000	--	1,800,000	--
Expenses related to warrant exercise	(62,000)	--	(130,200)	--

Net cash provided
by financing activities	$9,227	$--	$174,100	$--

Net increase (decrease) in cash	$122,125	$(181,913)	$(100,646)	$(351,501)

Cash and equivalents, beginning of period	$240,754	$780,024	$463,525	$949,612

Cash and equivalents, end of period	$362,879	$598,111	$362,879	$598,111

Supplementary Information:
Notes receivable issued to former ORC
shareholders for purchase price adjustment	$0	$--	$270,000	$--
Liabilities incurred but not yet paid
relating to warrant exercise	$18,000	$--	$40,780	$--
Liabilities incurred but not yet paid
relating to registration statement	$84,043	$--	$231,847	$--

Cash paid for interest	$17,210	$--	$57,986	$--

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

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand, and available senior lending facility, are adequate to finance operations through 2005 and 2006.

Restatement

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as it 1) should not have resulted in the recognition of an intangible asset, and 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies.

While the Company’s management believes that the Company did acquire assets in a business sense when it acquired the stock of Chesapeake, these assets, consisting primarily of Chesapeake’s relationships with various sources of potential business opportunities, did not meet the criteria for recognition as assets under Statement of Financial Accounting Standards (“SFAS”) 141. The acquisition could not, alternatively, give rise to goodwill because Chesapeake was in the development stage at the time of acquisition and therefore not considered a business.

A portion of the shares escrowed in the Chesapeake transaction were released based on ORC’s sales in that year. The rest of the shares were, as of December 31, 2004, deemed probable of release at December 31, 2005 as a result of excepted 2005 ORC revenue. Management has acquiesced to the use of the ORC revenue as a basis for release of the escrowed shares under the belief that the revenue of ORC, which management believes was acquired as a result of Chesapeake relationships, qualifies as revenue for determination of the release of escrowed shares. For financial reporting purposes, however, the text of the Chesapeake agreement does not provide sufficient objective evidence of linkage between release of the shares and ORC revenue to allow for capitalizing the cost of the release as additional acquisition cost of ORC.

As a consequence of these determinations, previously issued financial statements are being restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees the release of the shares from escrow at December 31, 2004, to accrue and expense on December 31, 2004 as consulting fees the value of the remaining shares held in escrow which are likely to be released December 31, 2005, and to value and record any changes in the accrued expense attributable to the likely release of the escrowed shares at March 31, 2005 and June 30, 2005.

We also determined that certain amortization costs related to the ORC acquisition should have been recorded in cost of sales and not in amortization and depreciation; and we determined that under our October and November 2004 Barron financing agreements, preferred stock recorded should have been classified as temporary preferred equity and not permanent preferred equity. As such, we shall restate our financial statements for the year ended December 31, 2004 and our financial statements for the quarters ended June 30, 2004 and September 30, 2004 and March 31, 2005 and June 30, 2005. We will file amendments to the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2004, Annual Report on Form 10-K for the year ended December 31, 2004, and Quarterly Reports on Form 10-QSB for the quarters ended March 31 and June 30, 2005, containing the restated financial statements as soon as practicable. An amendment to this Form 10-QSB will be filed promptly following the completion and filing of the aforementioned restatements. The effect of the above mentioned restatements have been included in the presentation of our financial statements for the quarter ended September 30, 2005 in this Form 10-QSB. At December 31, 2004, the goodwill, intangibles, preferred stock (temporary equity), additional paid-in capital, and accumulated deficit were adjusted from previously reported amounts to properly reflect the appropriate accounting treatment. A summary of the effects of the restatements are as follows:

Balance Sheet:

	Previously Reported	As Restated
	December 31, 2004	December 31, 2004
Goodwill	2,806,440	2,806,440
Intangibles	3,190,927	1,668,945

Total assets	$9,913,408	$8,391,426

Temporary equity	n/a	2,046
Permanent equity	(2,362,571)	(2,364,617)
Additional paid-in capital	43,515,382	44,691,280
Accumulated deficit	(44,312,333)	(47,010,213)

Total shareholders' equity (deficit)	840,589	(2,364,617)

Total liabilities, temporary equity & shareholders' equity	$9,913,408	$8,391,426

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
General & administrative	197,877	626,173	197,877	1,055,922
Loss from operations	(105,687)	(386,269)	(105,687)	(816,018)
Net loss	(104,873)	(381,871)	(104,873)	(811,620)

Basic and diluted net
loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Basic and diluted
weighted average
shares outstanding	20,162,893	18,160,920	20,162,893	18,160,920

Statement of Cash Flows:

	Previously Reported		As Restated
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Net loss	(104,873)	(381,871)	(104,873)	(811,620)
Prepaid expenses	1,031	7,284	(6,062)	21,926
Accounts payable and
accrued expenses
	(7,082)	98,510	(7,082)	528,260
Net cash (used in)
provided by operating
activities	(170,630)	(361,954)	(177,723)	(347,311)
Net (payments)
borrowings on related
party notes
receivable, including
interest	(7,093)	14,643	--	--
Net cash (used in)
provided by financing
activities	(7,093)	14,643	--	--

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2005 there were no material cash and cash equivalents of investments in money market and overnight sweep accounts. At December 31, 2004, cash and cash equivalents of investments in money market and overnight sweep accounts were $46,065. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States federal agencies or established companies in the following industries: government contracting, manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2004,
Allowance for doubtful accounts	$18,819	14	$18,833	$--

For the quarter ended September 30, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2005 and December 31, 2004, unbilled accounts receivable totaled $14,204 and $138,529, respectively.

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

Further, the Company has had no history of losses nor has it identified any specific risk of loss at September 30, 2005 due to termination provisions and thus has not recorded a provision for such events.

Significant Customers

For both the three-month and the nine-month periods ended September 30, 2005, one customer, The Department of Homeland Security, individually represented approximately 18% of revenues, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on results. For the quarter ended September 30, 2004, three customers, Abbott Laboratories, Conseco, and Manpower, individually represented 19%, 18%, and 13% of revenue, respectively.

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

The Company’s financial instruments include a financial instrument in which a valuation for the warrants issued by the Company under the Barron Partners, LP financing agreement contained a registration rights agreement which contains a liquidated damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The financial instrument has been marked to market at December 31, 2004 and September 30, 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of September 30, 2005, one customer, The Department of Homeland Security, accounted for approximately 24% of accounts receivable, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on results. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Computers, equipment and software	$92,878	$90,029
Less- Accumulated depreciation and amortization	(30,375)	(9,377)

	$62,503	$80,652

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I for the three month period ending September 30, 2005. WidePoint recorded approximately $9,700 of amortization expense for PKI-I for the year ended December 31, 2004. Capitalized software costs included in Other Intangibles at September 30, 2005 and December 31, 2004 were approximately $0.9 and $0.6 million, respectively.

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

Basic and Diluted Net Earnings/Loss Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The treasury stock effect of the rights to the conversion of the preferred stock to common stock and the conversion of options and warrants to purchase common stock added the equivalent of 25,969,632 shares for the three months ended September 30, 2005 and as such has been included in the calculation of the net income per share as such effect would have been dilutive.

The treasury stock effect of options, and warrants to purchase common stock would have added the equivalent of 2,112,000 shares of common stock for the three months ended September 30, 2004 has not been included in the calculation of the net loss per shares as such effect would have been anti-dilutive and are presented as identical.

The treasury stock effect of the rights to the conversion of the preferred stock to common stock and the conversion of options and warrants to purchase common stock added the equivalent of 27,892,537 shares for the nine months ended September 30, 2005 and as such has been included in the calculation of the net income per share as such effect would have been dilutive.

The treasury stock effect of options, and warrants to purchase common stock would have added the equivalent of 2,112,000 shares of common stock for the nine months ended September 30, 2004 has not been included in the calculation of the net loss per shares as such effect would have been anti-dilutive and are presented as identical.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$723,363	$(104,873)	$605,998	$(811,619)

Subtract: Total stock-based employee
compensation expense determined under fair value
based method for awards granted, modified, or
settled, net of related tax effects	(209,376)	(87,712)	(787,686)	(263,136)

Pro forma net earnings (loss)	$513,987	$(192,585)	$(181,688)	$(1,074,755)

Earnings (loss) per share:

Basic - as reported	$0.03	$(0.01)	$0.02	$(0.04)

Diluted - as reported	$0.01	$(0.01)	$0.01	$(0.04)

Basic - pro forma	$0.02	$(0.01)	$0.01	$(0.04)

Diluted - pro forma	$0.01	$(0.01)	$0.00	$(0.06)

The pro forma disclosure is not likely to be indicative of pro forma results, which may be expected in future years because of the fact that options vest over several years. Pro forma compensation expense is recognized as the options vest and additional awards may also be granted. There were 500,000 additional options granted during the quarter and nine months ending September 30, 2005.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended September 30, 2005:

Dividend yield	--
Risk-free interest rate (%)	2.70-4.13%
Volatility factor (%)	65% - 156%
Expected life in years	5 - 6

New Accounting Pronouncements

In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)). Under Statement No. 123, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005, or in the interim reporting period ending September 30, 2005. The SEC’s new rule allows the Company to implement Statement No. 123(R) at the beginning of its next fiscal year, and accordingly, the Company will begin to reflect the adjustment to earnings for the impact of this accounting pronouncement in the interim reporting period ending March 31, 2006.

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections” (a replacement of APB Opinion No. 20 and SFAS No. 3) was issued. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. Opinion 20 required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application encouraged. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date the Statement was issued (May 2005). Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. Accordingly, the Company will implement the provisions of this accounting pronouncement in the fiscal reporting period ending December 31, 2006.

3.     Debt

	September 30, 2005	December 31, 2004

Borrowings under WidePoint's Senior Debt Agreement:	$98,703	$1,592,408

On October 25, 2004, the Company executed a senior lending agreement with RBC-Centura. The Agreement initially provides for a $2.5 million revolving credit facility. The maturity date of the credit facility is October 25, 2005. Subsequently, on November 1, 2005, the Company entered into an extension with RBC-Centura through March 1, 2006 of the revolving credit facility. The only modification of the terms of the agreement was for an increase in the borrowing rate from prime to prime plus 1% during the period of the extension. All other terms remained the same. A pro rata administrative fee of ½ of 1 % of the $2.5 million revolving credit base of approximately $4,000 was charged for the issuance of the extension.

The maximum available borrowing under revolving credit facility at September 30, 2005 and December 31, 2004 was $2.3 million and $2.2 million, respectively. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate which was 6% and 5% on September 30, 2005 and December 31, 2004, respectively.

WidePoint’s credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. The weighted average borrowings under the revolving portion of the facility and the prior agreement for the quarter ended September 30, 2005 and during the year ended December 31, 2004, were $1.0 and $1.5 million, respectively. In conjunction with the execution of the credit facility, the Company recorded $0.1 million in loan origination costs, included in other assets, which have been amortized ratably over the term of the credit facility which commenced in October of 2004 and will expire in October of 2005.

The total interest and finders’ fees paid in November and December of 2004 was approximately $34,000. No interest and finders' fees were paid in the period from January 2004 through Octobert 2004. The total interest fees paid for the quarter ended September 30, 2005 was approximately $17,000.

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

During 2004, WidePoint completed the acquisitions of Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. Chesapeake Government Technologies, Inc. was a development stage business and therefore was not considered to be a business. The Company has also capitalized software development cost associated with its PKI initiative and has estimated the purchase price allocation of the assets acquired and pursuant to a valuation have allocated estimated purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of September 30, 2005
		Gross Carrying Amount	Accumulated Amortization
(1)	ORC Intangible (Includes customer
	relationships and PKI business
	opportunity purchase accounting
	preliminary valuations)	$1,145,523	$(202,655)

(2)	PKI-I Intangible (Related to
	internally generated software)	334,672	(53,353)

(3)	PKI-II Intangible (Related to
	internally generated software)	$649,991	(10,429)

	Total	$2,130,186	$(266,437)

	Aggregate Amortization Expense:
	For quarter ended 9/30/05	$80,250
	For nine months ended 9/30/05	$219,890

	Estimated Amortization Expense:
	For year ended 12/31/05	$389,305
	For year ended 12/31/06	$389,305
	For year ended 12/31/07	$389,305
	For year ended 12/31/08	$389,305
	For year ended 12/31/09	$307,803

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is approximately 5 years.

(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of approximately 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in September of 2005. It has a weighted average life of approximately 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average life of all of the intangibles is approximately 5 years.

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

6.     Temporary Preferred Stock

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 2,045,714 shares were outstanding at December 31, 2004.

During the six month ended June 30, 2005, Barron Partners converted 300,000 share of Series A Convertible Preferred Stock into 3,000,000 common shares and subsequently sold 3,000,000 common shares in private transactions to 3 institutional investors.

During the quarter ended September 30, 2005, Barron Partners LP converted 430,000 shares of Series A Convertible Preferred Stock into 4,300,000 common shares and subsequently sold 3,900,000 common shares in private transactions to 7 institutional investors. Accordingly, 1,315,714 shares of Series A Convertible Preferred Stock were outstanding at September 30, 2005.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 9, 2004, 2,045,714 shares of the Company’s preferred stock are designated as Series A Convertible Preferred Stock having the following rights:

Each share of Series A Convertible Preferred Stock has a conversion rate equal to $0.175 per share and is convertible at the option of the holder into ten shares of common stock.

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company (see footnote 7). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance.

Registration Rights Agreement

The shares of common stock issuable by WidePoint to Barron upon a conversion of shares of the Series A Convertible Preferred Stock or an election to exercise all or a portion of the warrants will not be registered under the Securities Act of 1933. To provide for the registration of such underlying shares, Barron and WidePoint entered into a registration rights agreement, dated October 20, 2004, requiring WidePoint to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and warrants. The registration statement was filed on January 5, 2005. The registration rights agreement further required WidePoint to use its best efforts to cause such registration statement to be declared effective by February 22, 2005 (i.e., 120 days following the closing of the sale of the Series A Convertible Preferred Stock).

The registration rights agreement also contains a liquidated damages provision which calls for Barron to receive from WidePoint a specified amount if: (i) WidePoint fails to file a registration statement covering the underlying shares of common stock; (ii) the registration statement is not declared effective by February 22, 2005; or (iii) the registration statement is not effective in the period from April 23, 2005 (i.e., 180 days following the October 25, 2004 closing of the preferred financing) through the two years following the date of the registration rights agreement, subject to permissible blackout periods and registration maintenance periods. In the event that one of the aforementioned events occurs, the registration rights agreement calls for WidePoint to pay Barron a cash amount equal to the lesser of $20,000 or 1% of the purchase price of that portion of the Series A Convertible Preferred Stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by WidePoint to Barron on a monthly basis after the occurrence of such event. Barron is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. Since the registration statement registering the underlying shares of common stock has not yet been declared effective, Barron is currently entitled to receive such damages. However, WidePoint has received a waiver from Barron for all damages accrued under this provision through September 30, 2005. As such, WidePoint has paid no damages under this provision to date. If the registration statement is not declared effective by the SEC and does not remain effective during the above two-year period, the maximum amount of damages payable pursuant to this provision would be $260,000. The Company believes that it may be able to amend its registration rights agreement with Barron prior to the end of 2005 to revise the liquidated damages provision, which now provides for the payment of damages in cash, to a provision providing for the non-cash payment of damages in equity of the Company.

7.     Stockholders’Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2005 and December 31, 2004, there were 33,050,393 and 21,125,393 shares of common stock outstanding, respectively. During the quarter ended March 31, 2005, 5,555,556 additional common shares were issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of September 30, 2005, no common shares have been earned or issued.

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

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three-year full-recourse, 5% interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid. Subsequent to September 30, 2005, the amounts outstanding under these notes have been extinguished by the noteholders.

8.    Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of September 30, 2005. The Company has recorded a gain on the financial instrument of approximately $700,000 for the three month period ended September 30, 2005, to adjust the difference between the fair-value of these warrants at the end of the three month periods ended June 30, 2005 and September 30, 2005. The Company has recorded a gain on the financial instrument of approximately $900,000 for the nine month period ended September 30, 2005, to adjust the difference between the fair-value of these warrants at December 31, 2004 and September 30, 2005.

The fair value of the financial instrument as shown on the balance sheet assumes that the shares will be registered. The fair value under the alternative of not registering the shares and paying the full cash liquidated damages would be approximately $323,000 higher than recorded under the current assumption.

The financial instrument, a derivative, has not been designated as a hedge. The purpose of its issuance was to raise additional capital in a more advantageous fashion than could be done without the use of such an instrument. In addition to expecting the overall cost of capital to be less, the use of the derivative instrument reduces the cost to the common shareholders when the value of their shares declines in exchange for increasing the cost to the common shareholders when the value of their shares increases, all of which should tend to reduce the volatility of the value of the Company’s common shares.

If the Company’s registration rights agreement with Barron is amended to provide for a liquidated damages provision providing for the non-cash payment of damages in equity of the Company, it would not be necessary to account for the warrants as a liability under EITF 00-19 or to continue to recognize a related financial instrument.

9.     Litigation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded WidePoint’s reach into markets that previously were not accessible to the Company. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has been augmented by our recent acquisitions and internal growth initiatives.

As a result of these actions, WidePoint’s revenues for the three month period ended September 30, 2005 increased by approximately 302% from approximately $0.9 million from the comparable three month period ended September 30, 2004 to $3.6 million. This increase was materially due to the additional revenues generated by WidePoint’s acquisition of ORC in October 2004. As a function of the ORC acquisition, we presently derive a relatively larger base of revenue from contracts with U.S. government agencies and U.S. government contractors that are focused on national security. Funding for these programs and services are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. Because of the increasing focus on national security, ORC’s client relationships in this sector, and ORC’s PKI initiative we anticipate that quarterly revenues will continue at these levels or higher levels in future quarters.

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

With our recent acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government, either directly or as a subcontractor. The Federal Government’s fiscal year ends September 30th. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases the services that we offer.

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

Results of Operations

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

        Revenue.  Revenue for the three month period ended September 30, 2005 was approximately $3,645,000 as compared to approximately $907,000 for the three month period ended September 30, 2004. The increase in revenue was primarily attributable to the full quarter impact of revenues derived from our acquisition of ORC in October 2004.

        Cost of sales.   Cost of sales for the three month period ended September 30, 2005, was approximately $2,831,000, or 78% of revenues, an increase of approximately $2,164,000 over cost of sales of approximately $667,000, or 74% of revenues, in the three month period ended September 30, 2004. The percentage increase in cost of sales was primarily attributable to higher cost of sales related to the revenues at ORC, which resulted in a percentage decrease in relative gross profit. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a direct result of our acquisition of ORC in October 2004.

        Gross profit.  As a result of the above, gross profit for the three month period ended September 30, 2005, was approximately $814,000, or 22% of revenues, an increase of approximately $574,000 over gross profit of approximately $240,000, or 26% of revenues, for the three month period ended September 30, 2004.

        Sales and marketing.  Sales and marketing expense for the three month period ended September 30, 2005, was approximately $138,000, or 4% of revenues, a decrease of approximately $9,000, as compared to approximately $147,000, or 16% of revenues, for the three month period ended September 30, 2004. The percentage decrease in sales and marketing expense was the result of lesser relative sales and marketing expense attributable to the acquisition of ORC in October 2004. The absolute decrease was materially attributable to a decrease in sales consulting expenses.

        General and administrative.  General and administrative expenses for the three month period ended September 30, 2005, were approximately $656,000, or 18% of revenues, an increase of approximately $458,000, as compared to approximately $198,000, or 22% of revenues, incurred by the Company for the three month period ended September 30, 2004. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increased revenue base as a result of our acquisition of ORC in October 2004. The increase in general and administrative expenses for the three months ended September 30, 2005, was primarily attributable to an increase of approximately $433,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission, and WidePoint’s ongoing merger and acquisition efforts.

        Depreciation expense.  Depreciation expense for the three month period ended September 30, 2005, was approximately $6,000, or less than 1% of revenues; an increase of $5,000, as compared to approximately $1,000 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended September 30, 2004. The increase in depreciation and amortization expenses for the three month period ended September 30, 2005, was primarily attributable to a larger pool of depreciable assets resulting from the acquisition of ORC in October 2004, and an increase in amortization expense associated with the preliminary purchase accounting related to the purchase of ORC during October 2004.

        Interest income.  Interest income for the three month period ended September 30, 2005, was $2,312, or less than 1% of revenues, an increase of $1,005 as compared to $1,307, or less than 1% of revenues, for the three month period ended September 30, 2004. The increase in interest income for the three month period ended September 30, 2005, was primarily attributable to interest income provided by the notes issued to the former shareholders of ORC.

        Interest expense.  Interest expense for the three month period ended September 30, 2005, was $48,484, or 1% of revenues as compared to $493, or less than 1% of revenues, for the three month period ended September 30, 2004. The increase in interest expense for the three month period ended September 30, 2005 was primarily attributable to WidePoint’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

        Gain on Financial instrument.  The gain from financial instrument for the three month period ended September 30, 2005, was approximately $702,000. The gain on financial instrument represents the decrease during the three months ended September 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because of a stabilization in the value of the Company stock underlying the warrants, as well as the a leveling of market interest rates during the quarter which had a downward effect in the volatility of the Company’s stock and therefore a downward effect on the warrant value.

        Other Income (Expense).  There was no other income or expenses for the three month periods ended September 30, 2005, and September 30, 2004.

        Net earnings (loss).  As a result of the above, the net earnings for the three month period ended September 30, 2005, was approximately $723,000 as compared to the net loss of approximately $105,000 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

        Revenue.  Revenue for the nine month period ended September 30, 2005 was approximately $9,236,000 as compared to approximately $2,471,000 for the nine month period ended September 30, 2004. The increase in revenue was primarily attributable to the full nine month effect of revenues realized from our acquisition of ORC in October 2004.

        Cost of sales.  Cost of sales for the nine month period ended September 30, 2005, was approximately $6,887,000, or 75% of revenues, an increase of approximately $5,036,000 over cost of sales of approximately $1,851,000, or 75% of revenues, for the nine month period ended September 30, 2004. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales resulting from our acquisition of ORC in October 2004.

        Gross profit.  As a result of the above, gross profit for the nine month period ended September 30, 2005, was approximately $2,349,000, or 25% of revenues, an increase of approximately $1,729,000 over gross profit of approximately $620,000, or 25% of revenues, for the nine month period ended September 30, 2004.

        Sales and marketing.  Sales and marketing expense for the nine month period ended September 30, 2005, was approximately $479,000, or 5% of revenues, an increase of approximately $102,000, as compared to approximately $377,000, or 15% of revenues, for the nine month period ended September 30, 2004. The absolute increase was materially attributable to the increase in sales and marketing expenses resulting from our acquisition of ORC in October 2004.

        General and administrative.  General and administrative expenses for the nine month period ended September 30, 2005, were approximately $2,383,000, or 26% of revenues, an increase of approximately $1,327,000, as compared to approximately $1,056,000, or 43% of revenues, incurred by the Company for the nine month period ended September 30, 2004. The absolute increase in general and administrative expenses for the nine months ended September 30, 2005, was primarily attributable to an increase of approximately $1,190,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, increases in our professional fees associated with our requisite filings with the Securities and Exchange Commission, and an increase of approximately $400,000 attributable to an increase in the estimated consulting fee accrual associated with the Chesapeake escrowed shares, and WidePoint’s ongoing merger and acquisition efforts.

        Depreciation expense.  Depreciation expense for the nine month period ended September 30, 2005, was approximately $19,000, or less than 1% of revenues, an increase of $16,000, as compared to approximately $3,000 of such expenses, or less than 1% of revenues, recorded by the Company for the nine month period ended September 30, 2004. The increase in depreciation and amortization expenses for the nine month period ended September 30, 2005, was primarily attributable to the increased pool of depreciable assets resulting from the acquisition of ORC in October 2004, as well as an increase in amortization expense associated with the purchase accounting related to the purchase of ORC.

        Interest income.  Interest income for the nine month period ended September 30, 2005, was $4,831, or less than 1% of revenues, a decrease of $175 as compared to $5,006, or less than 1% of revenues, for the nine month period ended September 30, 2004. The slight decrease in interest income for the nine month period ended September 30, 2005, was primarily attributable to an increase in interest income from the notes outstanding to the former ORC shareholders offset by lesser amounts of interest income realized from the daily investment of cash and cash equivalents available to the company over this time period.

        Interest expense.  Interest expense for the nine month period ended September 30, 2005, was approximately $152,000, or 2% of revenues, an increase of approximately $151,000 as compared to $608, or less than 1% of revenues, for the nine month period ended September 30, 2004. The increase in interest expense for the nine month period ended September 30, 2005 was primarily attributable to WidePoint’s increased utilization of its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

        Gain on Financial instrument.  The gain from financial instrument for the nine month period ended September 30, 2005, was approximately $1,228,000. The gain on financial instrument represents a decrease during the nine months ended September 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock declined. Some of the decrease was also attributable to the passage of time resulting in a decrease in the remaining term of the option. This decline in turn resulted from the relatively narrow trading range of the Company’s stock in the nine months as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the nine months which had an upward effect on the warrant value.

        Other income (expense).  Other income for the nine month period ended September 30, 2005, was $1,910, or less than 1% of revenues, as compared to $0 for the nine month period ended September 30, 2004.

        Net earnings (loss).  As a result of the above, the net earnings for the nine month period ended September 30, 2005, was approximately $606,000 as compared to the net loss of approximately $812,000 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2004 and the nine months ended September 30, 2005, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance and warrant exercise.

Cash provided by operating activities for the quarter ended September 30, 2005, was approximately $178,000 as compared to cash used in operating activities of approximately $178,000 for the quarter ended September 30, 2004. The decrease in cash balances available for operating activities for the quarters ended September 30, 2005 and 2004, respectively, were primarily a result of investments in which we expanded our cost structure to implement our growth strategy to fund our operations.

Capital expenditures in property and equipment for the quarters ended September 30, 2005 and September 30, 2004 were approximately $2,000 and $4,000, respectively.

As of September 30, 2005, the Company had a net working capital deficit of approximately $2.1 million. WidePoint’s primary source of liquidity consists of approximately $0.4 million in cash and cash equivalents and approximately $2.8 million of accounts receivable. The increase in accounts receivable was primarily the result of the Company’s acquisition of ORC and is attributable to slower processing and collection times associated with the normal billing and collecting cycle of ORC as compared to WidePoint’s historical client base. Current liabilities include approximately $2.2 million in accounts payable and accrued expenses; $0.1 million in a line of credit with RBC-Centura Bank; and approximately $3.0 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidated damages clause within the registration rights agreement entered into with Barron Partners, LP. The maximum amount of cash that the Company will have to pay pursuant to the financial instrument is $260,000, the rest will, under any circumstances, be either expire unused or will be settled with common stock The material increase in liabilities is predominately the result of the acquisition of ORC and the increase in the computed valuation of the financial instrument as of September 30, 2005.

The Company’s business environment is characterized by rapid technological change, experiences times of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

Since 2002, WidePoint has embarked upon several new initiatives to counter the current negative environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. There are currently no material commitments for capital expenditures. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that are convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron warrants to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. In April and May, 2005, Barron exercised warrants for 2,000,000 shares of common stock, providing $800,000 in gross proceeds to the Company. In August and September, 2005, Barron exercised warrants for 2,500,000 shares of common stock providing $1,000,000 in gross proceeds to the Company.

Pursuant to the registration rights agreement between Barron and WidePoint related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of common stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by September 30, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint will be required to pay Barron liquidated damages of up to $20,000 for each month the registration statement is not effective. Barron has waived this penalty through September 30, 2005.

As stated in Note 8 of the Notes to Condensed Consolidated Financial Statements above, the Company may amend its registration rights agreement with Barron prior to the end of 2005 to revise the liquidated damages provision, which now provides for the payment of damages in cash, to a provision providing for the non-cash payment of damages in equity of the Company. If such amendment to the registration rights agreement is effected, it would no longer be necessary to account for the warrants as a liability or to continue to recognize a related financial instrument.

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the net working capital deficit of $2.2 million will improve, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of warrants by investors; both of which are expected to be partially offset by incremental working capital needs associated with the projected revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in our being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. As of September 30, 2005, the Company was compliant with our revolving credit facilities. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Subsequently, on November 1, 2005 the Company entered into an extension with RBC-Centura through March 1, 2006 of the revolving credit facility. The only modification of the terms of the agreement were for an increase in the borrowing rate from prime to prime plus 1% during the period of the extension. All other terms remained the same. A pro rata administrative fee of ½ of 1 % of the $2.5 million revolving credit base of approximately $4,000 was charged by RBC-Centura for the issuance of the extension.

Approximately $1.2 million of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

The Company’s valuation of the PKI intangible recorded in connection with the acquisition of ORC in October 2004 was estimated based on projections of income from the two PKI software versions. A revised valuation to be performed by independent appraisers will be used to finalize the valuation for the year ended December 31, 2005. There were no pre-acquisition contingencies under SFAS No. 141 relating to the ORC acquisition and the Company does not expect that the final valuation will materially differ from the preliminary valuation.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s principal executive and principal financial officers, such officers concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005. That conclusion was based on the existence of the material weaknesses in our internal control over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Company’s principal executive and principal financial officers required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers determined that the following change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        During and shortly after the third quarter ended September 30, 2005, we identified a material weakness in our internal control over financial reporting that related to insufficient technical accounting expertise within our accounting function to resolve complex accounting matters relating to our April 2004 acquisition of Chesapeake Government Technologies, Inc. (“Chesapeake”), our October 2004 acquisition of Operational Research Consultants, Inc. (“ORC”), and our October and November 2004 Barron financing transactions. As a result of SEC comments regarding our pending Form S-1 Registration Statement and recent periodic reports filed with the Commission, we determined that we had not correctly accounted for the Chesapeake acquisition, as it should have been accounted for separately from our October 2004 acquisition of ORC; we determined that certain amortization costs related to the ORC acquisition should have been classified in cost of sales; and we determined that under our October and November 2004 Barron financing agreements, the recordation of preferred stock should have been recorded as temporary preferred equity. As earlier reported in our Quarterly Reports for the quarters ended March 31 and June 30, 2005, in an effort to remediate material weaknesses described in those reports, we engaged a consulting firm in January 2005 with accounting expertise to resolve complex accounting matters such as were described in those reports as well as the matters reported above in this report. We continue to use the services of that firm and believe that the material weaknesses in our internal controls previously reported and reported herein will be remediated during the fourth quarter of this year, as we expect the above-referenced complex accounting issues will have been resolved. We further believe that the total costs associated with the remediation will not be material.

PART II.

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 24, 2005 Barron exercised warrants to purchase 1,000,000 shares of common stock at a price of $0.40 per share. On September 22, 2005 Barron exercised warrants to purchase 1,500,000 shares of common stock at a price of $0.40 per share. The Company’s sale of shares to Barron upon exercise of such warrants was effected by the Company without registration under the Securities Act of 1933 in reliance upon the private offering exemption under section 4(2) thereof.

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

WIDEPOINT CORPORATION

Date: November 21, 2005	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer