Form 10-Q/A
period 2004-06-30
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as previously filed on August 15, 2004, as set forth in the pages attached hereto:

Part I	Item 1	Condensed Consolidated Financial Statements
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 4	Controls and Procedures
Part II	Item 6	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: January 19, 2006	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

This Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q has been revised as a result of certain Restatements made by the Company, which are further described in the Financial Statements, note No. 1.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2004,
and December 31, 2003 (unaudited)	1
Condensed Consolidated Statements of Operations for the three and six
months ended June 30, 2004 and 2003 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three and six
months ended June 30, 2004 and 2003 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 4. Controls and Procedures	19
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	21

PART 1.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated June 30, 2004	December 31, 2003
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$780,024	$949,612
Accounts receivable,
net of allowance of $0 and 18,819, respectively	456,361	405,662
Prepaid expenses and other assets	43,392	49,645

Total current assets	1,279,777	1,404,919
Property and equipment, net	4,551	6,990
Other assets	66,444	60,639

Total assets	$1,350,772	$1,472,548

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,614	$52,382
Accrued expenses	293,528	238,902

Total current liabilities	410,142	291,284
Long-term portion of deferred rent	8,470	--

Total Liabilities	$418,612	$291,284
Shareholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
None issued and outstanding	$--	$--
Common stock, $0.001 par value, 50,000,000 shares authorized,
16,079,913 and 15,579,913 shares issued and outstanding
as of June 30, 2004 and December 31, 2003, respectively	16,080	15,580
Common stock issuable, $0.001 par value, 816,596 and 0 shares,
respectively	817	--
Related party notes receivable	(121,100)	(121,100)
Additional paid-in capital	42,566,865	42,110,539
Accumulated deficit	(41,530,502)	(40,823,755)

Total shareholders’ equity	932,160	1,181,264

Total liabilities & shareholders’ equity	$1,350,772	$1,472,548

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated		As Restated
	2004	2003	2004	2003
	(unaudited)
Revenues, net	$841,224	$815,232	$1,564,308	$1,737,883
Operating expenses:
Cost of sales	618,217	595,973	1,183,983	1,272,427
Sales and marketing	128,289	111,681	230,170	237,727
General & administrative	707,983	163,142	858,046	347,368
Depreciation	650	3,459	2,439	6,639

Loss from operations	(613,915)	(59,023)	(710,330)	(126,278)
Interest income (expenses), net	1,837	3,283	3,583	6,430

Net loss	$(612,078)	$(55,740)	$(706,747)	$(119,848)

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	16,528,400	15,579,913	16,054,157	15,579,913

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated		As Restated
	2004	2003	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(612,078)	(55,740)	$(706,747)	$(119,848)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation expense	650	3,459	2,439	6,639
Stock compensation expense	501,749	--	501,749	--
Changes in assets and liabilities
Accounts receivable	(142,242)	(58,245)	(50,699)	(23,673)
Prepaid expenses	(8,980)	(4,779)	6,254	18,874
Other assets	(53,659)	(2,272)	(49,912)	(4,541)
Accounts payable and accrued expenses	112,848	6,292	105,593	(13,431)

Net cash used in operating activities	$(201,712)	$(111,285)	$(191,323)	$(135,980)

Cashflows from investing activities:
Purchase of property and equipment	--	(1,868)	--	(7,802)

Net cash used in investing activities	$--	$(1,868)	$--	$(7,802)

Cashflows from financing activities:
Net borrowings on notes payable	21,735	23,243	21,735	23,243
Net payments on long-term obligations	--	(1,933)	--	(5,773)

Net cash provided
by financing activities	$21,735	$21,310	$21,735	$17,470

Net decrease in cash	$(179,977)	$(91,843)	$(169,588)	$(126,312)

Cash, beginning of period	$960,001	$1,174,191	$949,612	$1,208,660

Cash, end of period	$780,024	$1,082,348	$780,024	$1,082,348

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation, Organization, Nature of Operations, and Restatement:

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

In its efforts to expand its revenue streams, the Company continued to implement and refine a strategic plan that has included: the launch of a federal business initiative in 2003, the continued development of new technologies and capabilities focused within wireless technologies, the development of various other practice areas, the initiation and expansion of several alliances to expand the Company’s ability to provide expanded services and reach to a wider group of new customers, and an expansion of both management talent and reach through its focused efforts to acquire additional business assets and revenue streams through targeted merger and acquisition activities in 2004.

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

Restatement

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset; 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies; and 3) as a result of timing differences between the actual issuance by the Company of shares earned and issued, the Company should have recorded those shares earned during the period ending June 30, 2004 as common stock issuable and not as common stock as those shares were not issued until July 13, 2004.

While the Company’s management believes that the Company did acquire assets in a business sense when it acquired the stock of Chesapeake, these assets, consisting primarily of Chesapeake’s relationships with various sources of potential business opportunities, did not meet the criteria for recognition as assets under Statement of Financial Accounting Standards No. 141 (“SFAS 141”). Additionally, the acquisition could not give rise to goodwill because Chesapeake was in the development stage at the time of acquisition and therefore not considered a business.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse related amortization expense, and expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition. Further, the basic and diluted weighted average shares outstanding have been adjusted to allow only for the recordation of the shares attributable to the issuance of the non-escrowed shares, which had been earned at the time of the transaction. This resulted in a reduction of basic and diluted weighted average shares outstanding from 18,717,955 and 17,148,934 for the three and six month periods ending June 30, 2004, respectively, to 16,528,400 and 16,054,157 for the same periods.

The effect of the above mentioned restatements are presented as follows:

Balance Sheets:

	Previously Reported	As Restated
	June 30, 2004	June 30, 2004
Goodwill and other
intangibles	1,540,319	--

Total assets	$2,891,091	$1,350,772

Common stock	17,148	16,897

Common stock issuable	n/a	817

Additional paid-in
capital	43,677,184	42,566,865

Accumulated deficit	(41,100,753)	(41,530,502)

Total shareholders’
equity	2,472,479	932,160

Total liabilities,
temporary equity &
shareholders’ equity	$2,891,091	$1,350,772

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004
General & administrative	278,234	428,297	707,983	858,046

Loss from operations	(184,166)	(280,581)	(613,915)	(710,330)

Net loss	(182,329)	(276,998)	(612,078)	(706,747)

Basic and diluted net
loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted
weighted average shares
outstanding	18,717,955	17,148,934	16,528,400	16,054,157

Statement of Cashflows:

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004
Net loss	(182,329)	(276,998)	(612,078)	(706,747)

Stock compensation
expense	72,000	72,000	501,749	501,749

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
For the year ended December 31, 2003, Allowance
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

	Three Months ended June 30,		Six Months ended June 30,
	As Restated 2004	2003	As Restated 2004	2003
Net loss, as reported	$612,078	$55,740	$706,747	$119,848
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax
effects	87,712	152,364	175,424	304,727

Pro forma net loss	$699,790	$208,104	$882,171	$424,575
Earnings per share:
Basic and diluted - as reported	$(0.04)	$(0.00)	$(0.04)	$(0.01)
Basic and diluted - pro forma	$(0.04)	$(0.01)	$(0.05)	$(0.03)

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

Non-employee based compensation:

The Company accounts for stock-based non-employee compensation arrangements using the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation and “Emerging Issues Task Force” EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 5,378,384 and 1,816,000 shares of common stock outstanding at June 30, 2004 and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement and Overview

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

The Company continues its efforts to expand the operations of WidePoint through merger and acquisitions. On April 19, 2004, WidePoint entered into a non-binding letter of intent to acquire all of the stock of Knowledge Workers, Inc., (“KWI”) a Colorado based corporation, for the consideration of the issuance of WidePoint common stock and the assumption of debt. KWI’s business expertise resides in the improved utilization of Human Capital services through the use of its proprietary software and solutions with clients in both the commercial and government marketplace. Although a definitive agreement has not been entered into and consummation of the potential acquisition cannot be characterized as probable at this time, the Company is working towards a closing of this transaction no later than the third quarter of 2004. The Company further entered into a non-binding letter of intent to acquire all of the stock of Operational Research Consultants, Inc., (“ORC”) a Virginia based corporation on July 7, 2004. ORC business expertise resides in specialized IT based software and services predominately within the federal marketplace. The Company is also presently attempting to negotiate several other transactions that will further expand the public sector segment of the Company.

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

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset; 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies; and 3) as a result of timing differences between the actual issuance by the Company of shares earned and issued, the Company should have recorded the shares earned as of June 30, 2004 as common stock issuable and not as common stock as the shares were not issued until July 13, 2004.

While the Company’s management believes that the Company did acquire assets in a business sense when it acquired the stock of Chesapeake, these assets, consisting primarily of Chesapeake’s relationships with various sources of potential business opportunities, did not meet the criteria for recognition as assets under Statement of Financial Accounting Standards No. 141 (“SFAS 141”). Additionally, the acquisition could not give rise to goodwill because Chesapeake was in the development stage at the time of acquisition and therefore not considered a business.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse related amortization expense, and expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition. Further, the basic and diluted weighted average shares outstanding have been adjusted to allow only for the recordation of the shares attributable to the issuance of the non-escrowed shares, which had been earned at the time of the transaction. This resulted in a reduction of basic and diluted weighted average shares outstanding from 18,717,955 and 17,148,934 for the three and six month periods ending June 30, 2004, respectively, to 16,528,400 and 16,054,157 for the same periods. For further information related to the quantitative effects of the restatement, see note 1 of the Company’s financial statements.

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

        General and administrative. General and administrative expenses for the three month period ended June 30, 2004, were approximately $708,000, or 84% of revenues, an increase of approximately $545,000, as compared to approximately $163,000, or 20% of revenues, incurred by the Company for the three month period ended June 30, 2003. The increase in general and administrative expenses for the three months ended June 30, 2004, was primarily attributable to the issuance and expensing of stock associated with the recent acquisition of CGT and other monthly expenses associated with the merger and acquisition efforts currently underway. Approximately $72,000 of this expense was non-recurring and associated with a stock issuance expense for services associated with the Company’s mergers and acquisitions efforts. Approximately $430,000 was related to compensation expense associated with the stock issuance for our acquisition of CGT.

        Depreciation. Depreciation expenses for the three month period ended June 30, 2004, was $650, or less than 1% of revenues, a decrease of $2,809, as compared to $3,459 of such expenses, or 1% of revenues, incurred by the Company for the three month period ended June 30, 2003. The decrease in depreciation expenses for the three month period ended June 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

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

        Net loss. As a result of the above, the net loss for the three month period ended June 30, 2004, was approximately $612,000 as compared to the net loss of approximately $56,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

        Revenue. Revenue for the six month period ended June 30, 2004 was approximately $1,564,000 as compared to approximately $1,738,000 for the six month period ended June 30, 2003. The revenue decrease was attributable to a lower average bill rate by consultants and fewer billable hours in the six months ending June 30, 2004 as compared to the six months ended June 30, 2003. This decrease in Revenue was materially due to lower levels of billable hours in the first quarter of 2004 as compared to the same period in 2003.

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

        Sales and marketing. Sales and marketing expenses for the six month period ended June 30, 2004, were approximately $230,000, or 15% of revenues, a decrease of approximately $8,000, as compared to approximately $238,000, or 14% of revenues, for the six month period ended June 30, 2003. The decrease was materially attributable to a reduction in expenses related to the preparation and one time cost associated with preparing our GSA Schedule in the first half of 2003.

        General and administrative. General and administrative expenses for the six month period ended June 30, 2004, were approximately $858,000, or 55% of revenues, an increase of approximately $511,000, as compared to approximately $347,000, or 20% of revenues, incurred by the Company for the six month period ended June 30, 2003. The increase in general and administrative expenses for the six months ended June 30, 2004, was primarily attributable to the issuance of stock for services associated with the Company’s mergers and acquisitions activities and monthly expenses associated with the mergers and acquisitions efforts currently underway. Approximately $430,000 was related to compensation expense associated with the stock issuance for our acquisition of CGT.

        Depreciation. Depreciation expenses for the six month period ended June 30, 2004, was $2,439, or less than 1% of revenues, a decrease of $4,200, as compared to $6,639 of such expenses, or less than 1% of revenues, incurred by the Company for the six month period ended June 30, 2003. The decrease in depreciation expenses for the six month period ended June 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

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

        Net loss. As a result of the above, the net loss for the six month period ended June 30, 2004, was approximately $707,000 as compared to the net loss of approximately $120,000 for the six months ended June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934) as of June 30, 2004. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer originally concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. However, as a result of the subsequent identification of a material weakness in the Company’s internal control over financial reporting and need for certain restatements referred to below under “Changes in Internal Control Over Financial Reporting,” such officers subsequently determined that the Company’s disclosure controls and procedures as of that date were not effective.

Changes in Internal Control Over Financial Reporting

The Company reported in its original Form 10-Q that there had been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, that materially affected or was reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in connection with the subsequent evaluation by the principal executive officer and principal financial officer of the Company required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers subsequently determined that the following change had occurred that materially affected the Company’s internal control over financial reporting relating to the quarter ended June 30, 2004.

During the fourth quarter of 2004, in connection with the Company’s preparation of an S-1 filing, the Company identified a material weakness in its internal control over financial reporting related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting matters that occurred in connection with our acquisition of Chesapeake Government Technologies, Inc. and the inaccurate determination of the proper accounting treatment related to this acquisition. The material weakness in internal controls resulted in the need to restate our financial results for the three and six month periods ending June 30, 2004.

In order to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters. That action constituted a change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005. To date, the Company has not expended any material costs, nor does it estimate it will expend any material costs associated with engaging the accounting consultancy firm the Company hired to assist it in its technical accounting requirements. The accounting consultancy firm does not have any relationship with our current independent auditors.

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