Form 10-Q/A
period 2004-09-30
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q/A No. 2

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as previously amended by Amendment No. 1 filed on November 17, 2004, as set forth in the pages attached hereto:

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

INTRODUCTORY NOTE

This Amendment No. 2 of the Company’s Quarterly Report on Form 10-Q has been revised as a result of certain Restatements made by the Company, which are further described in the Financial Statements, note No. 1.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2004,
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

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated September 30, 2004	December 31, 2003
ASSETS	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$598,111	$949,612
Accounts receivable,
net of allowance of $0 and 18,819, respectively	511,527	405,662
Prepaid expenses and other assets	42,361	49,645

Total current assets	1,151,999	1,404,919
Property and equipment, net	7,858	6,990
Other assets	71,867	60,639

Total assets	$1,231,724	$1,472,548

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,155	$52,382
Accrued expenses	300,111	238,902
Short-term portion of deferred rent	2,407	--

Total current liabilities	396,673	291,284
Long-term portion of deferred rent	7,764	--

Total Liabilities	$404,437	$291,284
Shareholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
None issued and outstanding	$--	$--

Common stock, $0.001 par value, 50,000,000 shares authorized,
16,896,509 and 15,579,913 shares issued and outstanding
as of September 30, 2004 and December 31, 2003, respectively	16,897	15,580
Related party notes receivable	(121,100)	(121,100)
Additional paid-in capital	42,566,865	42,110,539
Accumulated deficit	(41,635,375)	(40,823,755)

Total shareholders’ equity	827,287	1,181,264

Total liabilities & shareholders’ equity	$1,231,724	$1,472,548

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated 2004	2003	As Restated 2004	2003
	(unaudited)
Revenues, net	$906,685	$759,262	$2,470,992	$2,497,145
Operating expenses:
Cost of sales	666,544	562,107	1,850,528	1,834,534
Sales and marketing	147,068	101,021	377,238	338,748
General & administrative	197,877	167,535	1,055,922	516,404
Depreciation	883	3,386	3,322	10,025

Loss from operations	(105,687)	(74,787)	(816,018)	(202,566)
Interest income (expenses), net	814	2,045	4,398	9,976

Net loss	$(104,873)	$(72,742)	$(811,620)	$(192,590)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Basic and diluted weighted average shares outstanding	16,896,509	15,579,913	16,336,990	15,579,913

The accompanying notes are an integral part of these statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated 2004	2003	As Restated 2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(104,873)	$(72,742)	$(811,620)	$(192,590)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation expense	883	3,386	3,322	10,025
Stock compensation expense	--	--	501,749	--
Changes in assets and liabilities
Accounts receivable	(55,166)	102,621	(105,865)	78,948
Prepaid expenses	1,031	11,119	7,284	29,993
Other assets	(5,423)	64,852	(55,334)	60,311
Accounts payable and accrued expenses	(7,082)	(79,083)	98,511	(92,513)

Net cash (used in) provided by
operating activities	$(170,630)	$30,153	$(361,953)	$(105,826)

Cashflows from investing activities:
Purchase of property and equipment	(4,190)	--	(4,190)	(7,802)

Net cash used in investing activities	$(4,190)	$--	$(4,190)	$(7,802)

Cashflows from financing activities:
Net (payments)borrowings on notes payable	(7,093)	(7,579)	14,642	15,663
Net payments on long-term obligations	--	(648)	--	(6,421)

Net cash (used in) provided
by financing activities	$(7,093)	$(8,227)	$14,642	$9,242

Net (decrease) increase in cash	$(181,913)	$21,926	$(351,501)	$(104,386)

Cash, beginning of period	$780,024	$1,082,348	$949,612	$1,208,660

Cash, end of period	$598,111	$1,104,274	$598,111	$1,104,274

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

On March 24, 2004 the Company entered into a merger agreement to acquire the stock of Chesapeake Government Technologies, Inc. (“CGT”), a Delaware corporation. The Company closed on the transaction on April 30, 2004 through a reverse triangular merger between Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and WidePoint Corporation with Chesapeake Government Technologies, Inc. becoming a wholly owned subsidiary of WidePoint Corporation. The consideration included the issuance of stock and the assumption of debt as further described within a Form 8-K filed on May 14, 2004. The executive management expertise of the Company was greatly expanded through this transaction and further augmented the reach and expertise of the Company. CGT additionally brings to WidePoint several additional alliances, relationships, and targeted companies that CGT is in various phases of discussion in regards to merger and acquisition opportunities with CGT and WidePoint. The Company continues its efforts to expand the operations of WidePoint through mergers and acquisitions. The Company has entered into several letters of intent to acquire companies that, if consummated, are expected to materially expand the public sector segment of the Company. The Company closed on one of those transactions on October 25, 2004, with the acquisition of Operational Research Consultants, Inc. (“ORC”) through a stock purchase. The consideration included the issuance of stock, the assumption of debt, and provision of cash as further described in a Form 8-K filed on October 29, 2004. The management of the Company was further expanded through this transaction and future revenue as a result of this transaction are expected to increase.

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

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse related amortization expense, and expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition. Further, the basic and diluted weighted average shares outstanding have been adjusted to allow only for the recordation of the shares attributable to the issuance of the non-escrowed shares, which had been earned at the time of the transaction. This resulted in a reduction of basic and diluted weighted average shares outstanding from 20,162,893 and 18,160,920 for the three and nine month periods ending June 30, 2004, respectively, to 16,896,509 and 16,336,990 for the same periods.

The effect of the above mentioned restatements are presented as follows:

Balance Sheet:

	Previously Reported	As Restated
	September 30, 2004	September 30, 2004
Goodwill and other
intangibles	1,540,319	--

Total assets	$2,772,043	$1,231,724

Common stock	20,163	16,897

Additional paid-in
capital	43,674,169	42,566,865

Accumulated deficit	(41,205,626)	(41,635,375)

Total shareholders’
equity	2,367,606	827,287

Total liabilities
& shareholders’ equity	$2,772,043	$1,231,724

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004
General & administrative	197,877	626,173	197,877	1,055,922

Loss from operations	(105,687)	(386,269)	(105,687)	(816,018)

Net loss	(104,873)	(381,871)	(104,873)	(811,620)

Basic and diluted net
loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.05)

Basic and diluted
weighted average shares
outstanding	20,162,893	18,160,920	16,896,509	16,336,990

Statement of Cashflows:

	Previously Reported	As Restated
	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Net loss	(381,871)	(811,620)

Stock compensation
expense	72,000	501,749

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these condensed consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. At September 30, 2004 and December 31, 2003, cash and cash equivalents included $150,987 and $250,144, respectively, on investments in interest bearing accounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

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
For the quarter ended September 30, 2004,
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

Significant Customers

During the third quarter of 2004, three customers individually represented 19%, 18%, and 13% of revenue. During the third quarter of 2003, four customers individually represented 19%, 16%, 16%, and 11% of revenue.

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

	Three Months ended September 30,		Nine Months ended September 30,
	As Restated 2004	2003	As Restated 2004	2003
Net loss, as reported	$104,873	$72,742	$811,620	$192,590
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	87,712	152,364	263,136	457,091

Pro forma net loss	$192,585	$225,106	$1,074,756	$649,681
Earnings per share:
Basic and diluted - as reported	$(0.01)	$(0.00)	$(0.05)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)	$(0.07)	$(0.04)

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 5,378,384 and 1,816,000 shares of common stock outstanding at September 30, 2004 and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented is identical.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year presentation.

3. Promissory Notes:

3.   Promissory Notes

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

The Company continues its efforts to expand the operations of WidePoint through merger and acquisitions. The Company entered into a non-binding letter of intent to acquire all of the stock of Operational Research Consultants, Inc. (“ORC”), a Virginia based corporation, on July 7, 2004. ORC business expertise resides in specialized IT based software and services predominately within the federal marketplace. This transaction was completed on October 25, 2004. The Company is also presently exploring several other transactions designed to further expand the public sector segment of the Company.

For the three months ended September 30, 2004, revenue was approximately $907,000 as compared to revenue of approximately $759,000 for the quarterly period ended September 30, 2003. For the nine months ended September 30, 2004, revenue was approximately $2,471,000, as compared to revenue of approximately $2,497,000 for the nine-month period ended September 30, 2003. The increase in revenues in the three months ended September 30, 2004, was attributable to an increase in additional hours billed as a result of a higher win rate associated with the Company’s sales and marketing efforts. The decrease in revenues for the nine months ended September 30, 2004, was attributable to fewer hours billed and a lower average bill rate in the quarter ended March 31, 2004 than in the prior year’s first quarter. The Company has witnessed a stabilization and slight increase in billable hours worked during the second and third quarters of 2004 while pricing pressures within the industry continued to place pressure on average billable rates as compared to the third quarter of 2003, but presently the Company has witnesses a stabilization of these pricing pressures. The instability within the IT marketplace continues to create an increase in competitiveness that creates a more difficult environment to expand revenues internally for the Company. The Company anticipates these trends may stabilize in the fourth quarter of 2004. The Company further anticipates that if it is successful in executing its business strategy to expand into the government marketplace through mergers and acquisitions that revenue growth can be expected to expand materially in the future. With the acquisition completed in October of 2004 of ORC the Company anticipates that its revenues derived from this acquisition will materially expand the Company’s revenues in the fourth quarter of 2004.

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

The Company restated its financials for the three and nine months ended September 30, 2004 when the Company’s management determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset; 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies; and 3) as a result of timing differences between the actual issuance by the Company of shares earned and issued, the Company should have recorded those shares earned during the period ending June 30, 2004 as common stock issuable and not as common stock as those shares were not issued until July 13, 2004.

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

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse related amortization expense, and expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition. Further, the basic and diluted weighted average shares outstanding have been adjusted to allow only for the recordation of the shares attributable to the issuance of the non-escrowed shares, which had been earned at the time of the transaction. This resulted in a reduction of basic and diluted weighted average shares outstanding from 20,162,893 and 18,160,920 for the three and nine month periods ending June 30, 2004, respectively, to 16,896,509 and 16,336,990 for the same periods. For further information related to the quantitative effects of the restatement, see note 1 of the Company’s financial statements.

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

        Gross profit. Gross profit for the three month period ended September 30, 2004, was approximately $240,000, or 26% of revenues, an increase of approximately $43,000 from gross profit of approximately $197,000, or 26% of revenues, for the three month period ended September 30, 2003. The increase in gross profit was materially attributable to greater revenues as a direct result of an increase in billable hours and a stabilization in gross margins associated with these revenues.

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

        Depreciation .. Depreciation expenses for the three month period ended September 30, 2004, was $883, or less than 1% of revenues, a decrease of $2,503, as compared to $3,386 of such expenses, or less than 1% of revenues, incurred by the Company for the three month period ended September 30, 2003. The decrease in depreciation expenses for the three month period ended September 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipment requirements of a smaller consultant base.

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

        General and administrative. General and administrative expenses for the nine month period ended September 30, 2004, were approximately $1,056,000, or 43% of revenues, an increase of approximately $540,000, as compared to approximately $516,000, or 21% of revenues, incurred by the Company for the nine month period ended September 30, 2003. The increase in general and administrative expenses for the nine months ended September 30, 2004, was primarily attributable to the issuance of stock for services associated with the Company’s mergers and acquisitions activities. Approximately $72,000 of this expense was associated with a stock issuance for services associated with the Company’s mergers and acquisitions efforts. Approximately $430,000 was associated with compensation expense related to our CGT acquisition in the 2nd quarter of 2004.

        Depreciation. Depreciation expenses for the nine month period ended September 30, 2004, was $3,322, or less than 1% of revenues, a decrease of $6,703, as compared to $10,025 of such expenses, or less than 1% of revenues, incurred by the Company for the nine month period ended September 30, 2003. The decrease in depreciation expenses for the nine month period ended September 30, 2004, was primarily attributable to a lesser amount of depreciable assets as a result of the reduced equipments requirements of a smaller consultant base.

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

        Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2004, was approximately $812,000 as compared to the net loss of approximately $193,000 for the nine months ended September 30, 2003.

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

The Company believes that its current cash position is sufficient to meet its capital expenditure and working capital requirements for the near term, however, the growth and technological change of the market make it difficult for the Company to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition ORC and any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura in October 2004 for up to $2.5 million dollars, collateralized against the assets of the Company, which also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition by the Company. Approximately $1.2 million dollars of the senior line of credit was utilized in its acquisition of ORC. The Company additionally raised approximately $3.6 million dollars in equity investments by Barron Partners, LP, as discussed in the Form 8-K filed by the Company on October 29, 2004, as amended on November 2, 2004, and in the Form 8-K filed by the Company on November 4, 2004, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for the Company’s future acquisitions and growth strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934) as of September 30, 2004. Just before the filing of this Form 10-Q, the Company’s management discovered that the agent it had engaged during 2003 to Edgarize and file the Company’s definitive proxy statement, dated November 17, 2003 and used in connection with the Company’s Annual Meeting of Shareholders held on December 18, 2003, and the Company’s 2003 Annual Report to Shareholders, did not in fact make such filings. Furthermore, the Company subsequently identified a material weakness in its internal control over financial reporting and the need for certain restatements referred to below under “Changes in Internal Control Over Financial Reporting.” As a result, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

The Company reported in its original Form 10-Q that there had been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that materially affected or was reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in connection with the subsequent evaluation by the principal executive officer and principal financial officer of the Company required by Rule 13a-15(d) under the Securities Exchange Act of 1934, such officers subsequently determined that the following change had occurred that materially affected the Company’s internal control over financial reporting relating to the quarter ending September 30, 2004.

During the fourth quarter of 2004, in connection with the Company’s preparation of an S-1 filing, the Company identified a material weakness in the design of its internal control over financial reporting related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting matters that occurred in connection with our acquisition of Chesapeake Government Technologies, Inc. and the inaccurate determination of the proper accounting treatment related to this acquisition. The material weakness in internal controls resulted in the need to restate our financial results for the three and nine month periods ended September 30, 2004.

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