Form 10-K/A
period 2004-12-31
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 3

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 3 to Annual Report on Form 10-K for the year ended December 31, 2004

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2004, as previously amended by Amendment No. 2 filed on August 17, 2005, as set forth in the pages attached hereto:

Part II	Item 6	Selected Consolidated Financial Information
	Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 8	Financial Statements
	Item 9A	Controls and Procedures
Part IV	Item 15(a)	Financial Statements and Financial Statement Schedule
	Item 15(b)	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: January 19, 2006	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

This Amendment No. 3 of the Company’s Annual Report on Form 10-K has been revised as a result of certain Restatements made by the Company, which are further described in the Financial Statements, note No. 1.

Part II.

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

On October 25, 2004, WidePoint acquired the stock of Operational Research Consultants, Inc. (“ORC”), a Virginia corporation. The accompanying financial data includes the accounts of ORC as of the date of the acquisition. A further description of that purchase is set forth in the Company’s Form 8-K/A filed on January 7, 2005 and subsequently amended with the Securities and Exchange Commission on January 19, 2006. On April 30, 2004, WidePoint closed on the acquisition of Chesapeake Government Technologies, Inc. (“Chesapeake”), a Delaware corporation. A further description of that purchase is set forth in the Company’s Form 8-K filed on May 14, 2004 and subsequently amended on August 17, 2005. On September 29, 2000, WidePoint sold Parker Management Consultants, Ltd. (“PMC”). The accompanying financial data includes the accounts of PMC through that date of sale. A further description of that sale transaction is set forth in the Company’s Form 8-K/A filed on December 13, 2000 with the Securities and Exchange Commission.

The reflected changes as a result of the acquisitions and disposition described above along with the Company’s strategy to continue to acquire additional businesses might cause the data described in the tables below not to be indicative of the Company’s future financial condition or results of operations.

Selected Financial Data

	As Restated 2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$5,542,118	$3,293,508	$3,495,160	$5,902,728	$12,834,474
Cost of revenues	4,484,469	2,460,281	2,489,983	3,122,061	7,014,045

Gross Profit	1,057,649	833,227	1,005,177	2,780,667	5,820,429
Sales and marketing expense	596,564	430,065	525,322	614,786	1,856,694
General and administrative expense	1,626,454	693,220	643,771	2,549,661	8,535,062
Facilities closing expense	--	--	--	43,500	376,289
Disposition of subsidiary	--	--	--	--	699,203
Impairment of long-term assets	--	--	--	5,853,693	--
Depreciation and amortization	15,713	12,777	51,792	545,290	851,562

Loss from operations	(1,181,082)	(302,835)	(215,708)	(6,826,263)	(6,498,381)

Other income (expense):
Interest income	5,841	11,551	17,658	44,655	103,351
Interest expense	(38,144)	(1,304)	(1,559)	(5,231)	(198,971)
Loss from financial instruments	(3,070,617)	--	--	--	--
Other	2,118	1,500	140,000	--	--

Net loss before income taxes	(4,281,884)	(291,088)	(59,609)	(6,786,839)	(6,594,001)
Income taxes (benefit)	(816)	--	--	--	--

Net loss	$(4,281,068)	$(291,088)	$(59,609)	$(6,786,839)	$(6,594,001)

Basic and diluted loss per share	$(0.26)	$(0.02)	$(0.00)	$(0.52)	$(0.51)

Basic and diluted weighted average
shares outstanding	16,657,947	15,579,913	14,243,310	12,984,913	12,979,055

Dividends	--	--	--	--	--
Total Assets	$8,391,426	$1,465,645	$1,921,868	$2,193,339	$9,690,389
Long-term debt	--	--	--	--	--
Long-term obligations (Capital leases only)	--	--	--	6,421	24,430
Capital leases, current portion	--	--	6,421	18,009	29,830

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

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, and 3) as a result of timing differences between the actual issuance by the Company of shares earned and issued, the Company should have recorded those shares earned as of December 31, 2004 as common stock issuable and not as common stock as those shares were not issued until June 30, 2005. For further information related to the quantitative effects of the restatement, see note 1 of the Company’s financial statements.

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

As a consequence of these determinations, previously issued financial statements are being restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, and to record and expense as consulting fees the release of the shares from escrow at December 31, 2004.

We also determined that certain amortization costs related to the ORC acquisition should have been recorded in cost of sales and not in amortization and depreciation; and we determined that under our October and November 2004 Barron financing agreements, preferred stock recorded should have been classified as temporary preferred equity and not permanent preferred equity. As such, we have restated our financial statements for the year ended December 31, 2004. At December 31, 2004, the goodwill, intangibles, preferred stock (temporary equity), additional paid-in capital, and accumulated deficit were adjusted from previously reported amounts to properly reflect the appropriate accounting treatment.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Goodwill;

•	Intangibles; and

•	Accounting for income taxes.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. Goodwill is a significant item on the Company’s balance sheet and represents approximately 33% of our total assets. Goodwill is identified on the face of the Balance Sheet.

Intangibles

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

The Company reviews its long-lived assets, including property and equipment and identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

As of December 31, 2004, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets. Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 20% of our total assets. Any impairment as a result of the estimate utilizing net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Long-lived assets are identified on the face of the Balance Sheet as Intangibles. Amortization of Intangibles are identified on the face of the Statement of Operations within Cost of Sales.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We believe that the adoption of SFAS 150 will not result in a material change in our financial statements.

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

Gross profit. Gross profit for the year ended December 31, 2004, was approximately $1.1 million, or 19% of revenues, an increase of $0.3 million as compared to gross profit of approximately $0.8 million, or 25% of revenues, for the year ended December 31, 2003.

The increase in the amount of gross profit was primarily attributable to higher billing rates as a result of the greater demand for the IT security skill sets of the consultants at ORC, partially offset by the recording of the issuance of 544,398 shares of the Company’s common stock to the former Chesapeake shareholders as a result of meeting performance measures related to the realization of revenues by ORC during the fourth quarter ended December 31, 2004. The release of those shares from escrow represented a compensation expense in cost of sales of approximately $381,000.

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

General and administrative. General and administrative expenses for the year ended December 31, 2004 were approximately $1.6 million, or 29% of revenues, as compared to $0.7 million, or 21% of revenues, for the year ended December 31, 2003. The $0.9 million increase in general and administrative expenses in 2004 was primarily attributable to an increase in the amount of general and administrative expenses associated with the acquisitions of both Chesapeake and ORC, the Company’s implementation of its federal sector business initiative and the recording of the issuance of 500,000 shares of the Company’s common stock to TriPoint Capital Advisors for corporate advisory services that resulted in a compensation expense of approximately $72,000.

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

Net loss. As a result of the above, the net loss for the year ended December 31, 2004 was approximately $4.3 million, an increase of $4.0 million, as compared to the net loss of approximately $0.3 million for the year ended December 31, 2003.

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

The Company had material increases in our balance sheet in accounts receivables, prepaid expenses, goodwill, intangibles, accounts payable and accrued expenses as of December 31, 2004 as compared to December 31, 2003. The increases in the assets and liabilities in our balance sheet were primarily due to our recent acquisition of ORC. Accounts receivable increased as a result of the increase in revenues from ORC and prepaid expenses increased as a result of the additional cost associated with operating ORC. The increase in accounts receivable attributable to the ORC acquisition allowed the Company to secure a senior line of credit for up to $2.5 million dollars. The line of credit allowed the Company to partially finance the purchase of ORC and presently provides additional liquidity and working capital for the Company. As a result of the acquisition of ORC, the Company’s accounts receivable aging has declined. This has primarily been as a result of a longer payment cycle at ORC. ORC invoices monthly while WidePoint invoices, weekly and monthly. As a result of the monthly billing cycle at ORC, the Company has experienced a longer average period to collect its accounts receivable from its clients. As of December 31, 2004, the Company has not witnessed any problems associated with collectibility or billing problems with any major customers or any significant changes in credit terms, collection efforts, credit utilization and/or delinquency policies. Goodwill and intangible assets increased as a result of the purchase accounting related the purchase of ORC. Accounts payable and accrued expenses increased as a result of the increased cost of operating ORC.

As of December 31, 2004, the Company had a net working capital deficit of approximately $6.9 million. WidePoint’s primary source of liquidity consists of approximately $0.5 million in cash and cash equivalents and approximately $3.0 million of accounts receivable. Current liabilities include approximately $2.2 million in accounts payable and accrued expenses; $1.6 million in a line of credit with RBC Centura Bank; and $6.6 million in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidation damages clause within the registration rights agreement entered into with Barron Partners, LP.

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

Pursuant to the registration rights agreement, between Barron and WidePoint, related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of Common Stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. If our registration statement is not declared effective by the Securities and Exchange Commission by April 23, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint will be required to pay Barron a maximum penalty of up to $20,000 for each month the registration statement is not effective. Barron has waived the penalty provision of up to $20,000 through September 30, 2005.

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

(2)    The above table does not include the financial instrument that is reported as a current liability on the Company’s balance sheet at December 31, 2004 and is discussed in Note 10 to the Company’s consolidated financial statements contained herein. Such financial instrument (which amounted to $6,648,571 at December 31, 2004) does not fall within the above five categories of contractual obligations called for by the table. The recordation of that short-term liability resulted from the issuance of warrants by the Company to Barron Partners, LP in October 2004 and the related registration rights agreement that included a liquidated damages clause, requiring the fair value of the warrants to be treated as a derivative financial instrument under EITF 00-19.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. That conclusion was based on the fact that during the first quarter of 2005, the Company identified a material weakness in its internal control over financial reporting due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting and tax matters such as those that occur in connection with a material acquisition such as the Company’s recent acquisition of Operational Research Consultants, Inc. The existence of that weakness was further demonstrated by the subsequent determination during 2005 of the need for certain financial statement corrections and restatements. Additional information regarding those matters is set forth below under “Changes in Internal Control Over Financial Reporting.” As a result of that material weakness, the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2004. The Company filed a Form 12b-25 extending the March 31, 2005 filing due date for the report to April 15, 2005, but did not file the report until April 19, 2005.

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

        In addition, during the fourth quarter of 2005, as a result of comments raised by the SEC in connection with the Company’s pending Registration Statement on Form S-1, the Company determined it would be necessary to restate prior financial statements to (i) reclassify the amortization expense associated with the acquisition of ORC to cost of sales, (ii) reclassify the Company’s preferred stock as temporary preferred stock, and (iii) expense certain costs associated with the Company’s acquisition of Chesapeake.

        The material weakness in internal controls resulted in (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004, (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004, and (iii) the need to restate the prior financial statements as set forth in this amendment. In order to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters. That action constituted a change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005. To date, the Company has not expended any material costs, nor does it estimate it will expend any material costs associated with engaging the accounting consultancy firm the Company hired to assist it in its technical accounting requirements. The accounting consultancy firm does not have any relationship with our current independent auditors.

        We believe that the material weakness in our internal controls will be remediated during the first quarter of 2006 as we expect the above-referenced complex accounting issues will have been resolved, and further believe that the total costs associated with the remediation will be immaterial.

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
Consolidated Statements of Changes in Stockholders’ Equity for the Years ended
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

As discussed in Note 1, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

/s/ Grant Thornton LLP

Chicago, Illinois
April 14, 2005,
except for the effects of the restatement as
discussed in Note 1, titled
“Basis of Presentation, Organization,
Nature of Operations, and Restatement” as to which
the date is January 19, 2006

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	As Restated 2004	2003
Assets
Current assets:
Cash and cash equivalents	$463,525	$949,612
Accounts receivable, net of allowance of $0 and $18,819 respectively	3,007,590	405,662
Prepaid expenses and other assets	203,126	49,645

Total current assets	3,674,241	1,404,919

Property and equipment, net	80,652	6,990
Goodwill	2,806,440	--
Intangibles	1,668,945	--
Other assets	161,148	53,736

Total assets	$8,391,426	$1,465,645

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,342,759	$52,382
Accrued expenses	859,345	238,902
Income taxes payable	79,177	--
Short-term portion of deferred rent	2,720	--
Short-term borrowings	1,592,408	--
Financial instruments	6,648,571	--

Total current liabilities	10,524,980	291,284

Long-term portion of deferred rent	7,058	--
Deferred income tax liability	221,959	--

Total liabilities	$10,753,997	$291,284

Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares and no shares issued and outstanding, respectively	$2,046	$--
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,859,009 shares
and 15,579,913 shares issued and outstanding, respectively	$17,859	$15,580
Common stock issuable, $0.001 par value; 544,398 shares	544	--
Stock warrants	14,291	--
Related party notes receivable	(81,100)	(128,003)
Additional paid-in capital	42,788,612	42,110,539
Accumulated deficit	$(45,104,823)	$(40,823,755)

Total stockholders’ (deficit) equity	(2,364,617)	1,174,361

Total liabilities, temporary equity and stockholders’ (deficit) equity	$8,391,426	$1,465,645

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

	For the Years Ended December 31,
	As Restated 2004	2003	2002
Revenues, net	$5,542,118	$3,293,508	$3,495,160
Cost of revenues (including depreciation and amortization of $46,547, $0, and $0, respectively,
and stock compensation expense of $381,079, $0, and $0, repectively)	4,484,469	2,460,281	2,489,983

Gross profit	1,057,649	833,227	1,005,177
Sales and marketing	596,564	430,065	525,322
General and administrative	1,626,454	693,220	643,771
Depreciation expense	15,713	12,777	51,792

Loss from operations	(1,181,082)	(302,835)	(215,708)
Other income (expenses):
Interest income	5,841	11,551	17,658
Interest expense	(38,144)	(1,304)	(1,559)
Loss from financial instruments	(3,070,617)	--	--
Other	2,118	1,500	140,000

Net loss before provision for income taxes	(4,281,884)	(291,088)	(59,609)

Income tax benefit	(816)	--	--

Net loss	$(4,281,068)	$(291,088)	$(59,609)

Basic and diluted net loss per share	$(0.26)	$(0.02)	$(0.00)

Basic and diluted weighted-average shares outstanding	16,657,947	15,579,913	14,243,310

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity Preferred Stock		Permanent Equity Common Stock		Common Stock	Stock	Related Party Notes	Additional Paid-In	Restated Accumulated	Permanent Equity
	Shares	Amount	Shares	Amount	Issuable	Warrants	Receivable	Capital	Deficit	Total
Balance, January 1, 2002	--	--	12,984,913	12,985	--	140,000	--	41,931,484	(40,473,058)	1,611,411

Adjustment of warrant valuation	--	--	--	--	--	(140,000)	--	--	--	(140,000)
Sale of common stock	--	--	2,595,000	2,595	--	--	--	179,055	--	181,650
Issuance of related party notes
receivable	--	--	--	--	--	--	$(185,056)	--	--	(185,056)
Net loss	--	--	--	--	--	--	--	--	(59,609)	(59,609)

Balance, December 31, 2002	--	--	15,579,913	15,580	--	--	(185,056)	42,110,539	(40,532,667)	1,408,396

Collections on related
party notes receivable	--	--	--	--	--	--	57,053	--	--	57,053
Net loss	--	--	--	--	--	--	--	--	(291,088)	(291,088)

Balance, December 31, 2003	--	$--	15,579,913	$15,580	--	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

Collections on related
party notes receivable	--	--	--	--	--	--	46,903	--	--	46,903
Issuance of common stock
Tripoint	--	--	500,000	500	--	--	--	71,928	--	72,428
Issuance of common stock
issuable - Chesapeake	--	--	--	--	817	--	--	--	--	--
Issuance of common stock
- Chesapeake	--	--	816,596	817	(817)	--	--	384,397	--	385,214
December 31, 2004 Issuance
of common stock
issuable - Chesapeake	--	--	--	--	544	--	--	380,535	--	381,079
Issuance of common stock
- ORC	--	--	962,500	962	--	--	--	384,038	--	385,000
Sale of preferred stock	2,045,714	2,046	--	--	--	--	--	--	--
Expenses associated from
preferred stock	--	--	--	--	--	--	--	(542,825)	--	(542,825)
Issuance of common
stock warrants	--	--	--	--	--	14,291	--	--	--	14,291
Net loss	--	--	--	--	--	--	--	--	(4,281,068)	(4,281,068)

Balance, December 31, 2004	2,045,714	$2,046	17,859,009	$17,859	544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	Restated 2004	2003	2002
Cash flows from operating activities:
Net loss	$(4,281,068)	$(291,088)	$(59,609)
Adjustments to reconcile net loss to net cash used in
operating activities
Deferred tax benefit	110,980	--	--
Depreciation expense	15,713	12,777	51,792
Amortization expense	46,547	--	--
Stock compensation expense	882,828	--	--
Deferred financing costs	11,909	--	--
Loss on sale of property and equipment	(1,500)	(1,500)	(750)
Loss from financial instruments	3,070,617	--	--
Adjustment of warrant valuation	--	--	(140,000)
Changes in assets and liabilities-
Accounts receivable	(179,376)	(11,435)	65,756
Prepaid expenses and other assets	(250,603)	18,579	(19,312)
Accounts payable and accrued expenses	201,340	(30,711)	(235,502)
Income tax payable	79,177	--	--

Net cash used in operating activities	$(515,396)	$(303,378)	$(337,625)

Cash flows from investing activities:
Purchase of subsidiaries, net of cash acquired	(4,640,729)	--	--
Purchases of property and equipment	(15,336)	(7,802)	--
Proceeds from sale of property and equipment	1,500	1,500	750

Cashflows (used in) provided by investing activities	$(4,654,565)	$(6,302)	$750

Cash flows from financing activities:
Borrowings on notes payable	1,792,408	--	--
Payments on notes payable	(200,000)	--	--
Collections on related party notes	40,000	57,053	--
Net payments on long-term obligations	--	(6,421)	(18,009)
Proceeds from issuance of warrants	14,291	--	--
Net proceeds from issuance of preferred stock	3,037,175	--	--

Cashflows provided by (used in) financing activities	$4,683,874	$50,632	$(18,009)

Net decrease in cash	(486,087)	(259,048)	(354,884)
Cash and cash equivalents, beginning of period	$949,612	$1,208,660	$1,563,544

Cash and cash equivalents, ending of period	$463,525	$949,612	$1,208,660
Supplementary cash flow information:
Cash paid for-
Interest	$7,125	$--	$--

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization, Nature of Operations, and Restatement:

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

Restatement.

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, and 3) as a result of timing differences between the actual issuance by the Company of shares earned and released from escrow, the Company should have recorded the shares earned as of December 31, 2004 as common stock issuable and not as common stock as those shares would not be released from escrow until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2004.

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

As a consequence of these determinations, previously issued financial statements are being restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, and to record and expense as consulting fees the release of the shares from escrow at December 31, 2004.

We also determined that certain amortization costs related to the ORC acquisition should have been recorded in cost of sales and not in amortization and depreciation; and we determined that under our October and November 2004 Barron financing agreements, preferred stock recorded should have been classified as temporary preferred equity and not permanent preferred equity. As such, we have restated our financial statements for the year ended December 31, 2004. At December 31, 2004, the goodwill, intangibles, preferred stock (temporary equity), additional paid-in capital, and accumulated deficit were adjusted from previously reported amounts to properly reflect the appropriate accounting treatment. A summary of the effects of the restatements are as follows:

Balance Sheet:

	Previously Reported	As Restated
	December 31, 2004	December 31, 2004
Intangibles	$3,190,927	$1,668,945

Total assets	$9,913,408	$8,391,426

Preferred Stock (temporary
equity)	n/a	2,046

Preferred stock
(stockholders equity)	2,046	n/a

Common stock	21,125	17,859

Common stock issuable	n/a	544

Additional paid-in capital	43,515,382	42,788,612

Accumulated deficit	(44,312,333)	(45,104,823)

Total shareholders’
equity(deficit)	840,589	(2,364,617)

Total liabilities,
temporary equity &
shareholders’ equity	$9,913,408	$8,391,426

Statement of Operations:

	Previously Reported	As Restated
	Year Ended	Year Ended
	December 31, 2004	December 31, 2004
Cost of revenues	$4,066,543	$4,484,469

Gross profit	1,475,575	1,057,649

General & administrative	1,196,707	1,626,454

Depreciation and amortization	70,896	n/a

Depreciation expense	n/a	15,713

Loss from operations	(388,592)	(1,181,082)

Net loss before provision for
income taxes	(3,489,394)	(4,281,884)

Net loss	$(3,488,578)	$(4,281,068)

Basic and diluted net loss
per share	$(0.19)	$(0.26)

Basic and diluted weighted
average shares outstanding	18,664,148	16,657,947

Statement of Cashflows:

	Previously Reported	As Restated
	Year Ended	Year Ended
	December 31, 2004	December 31, 2004
Net loss	$(3,488,578)	$(4,281,068)

Amortization expense	64,884	46,547

Stock compensation
expense	n/a	882,828

Prepaid expenses	(257,505)	250,603

Accounts payable and
accrued expenses	273,341	201,340

Net cash (used in)
provided by operating
activities	(522,299)	(515,396)

Collections on related
party notes receivable	46,903	40,000

Net cash (used in)
provided by financing
activities	$4,690,777	$4,683,874

2.	Significant Accounting Policies:

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

Goodwill, Intangible Assets, and Long-Lived Assets

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of escrowed shares, options and warrants to purchase 20,942,127, 2,112,000, and 1,978,000 shares of common stock outstanding at December 31, 2004, 2003, and 2002, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

Stock-based compensation

Employee based compensation:

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions below to its stock-based employee plans.

	Year ended December 31,
	As Restated 2004	2003	2002
Net loss, as reported	$4,281,068	$291,088	$59,609
Add: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects	$690,503	$615,704	$644,178
Pro forma net loss	$4,941,571	$906,792	$703,787
Loss per share:
Basic and diluted - as reported	$0.26	$0.02	$0.00
Basic and diluted - pro forma	$0.30	$0.06	$0.05

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

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	--	--	--
Risk-free interest rate	2.70 - 4.13%	2.70-4.13%	2.70 - 4.13%
Volatility factor	156%	156%	156%
Expected life in years	5	5	5

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We believe that the adoption of SFAS 150 will not result in a material change to our financial statements.

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

        The total interest and finders’ fees paid was approximately $34,000 for the year ended December 31, 2004.

4.	Acquisitions:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 25, 2004
Current assets	$2,446,740
PP&E, net	74,038
Goodwill	2,806,440
Intangible assets(1)	1,655,594
Other assets	21,724
Current liabilities	(1,560,422)
Deferred tax liability	(332,939)

Total	$5,111,175

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

The following table summarizes the pro forma statements of operations of ORC and WidePoint consolidated for the periods ending December 31, 2003 and 2004, respectively:

	Proforma 2004	Proforma 2003
Revenues	13,853,008	18,250,123
Net Loss	(4,355,527)	(628,140)
Loss per share	(0.25)	(0.04)
Basic common shares outstanding	17,620,447	16,552,413

5.	Goodwill and Intangible Assets:

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

        During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. As a result of this acquisition the Company has aquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(36,847)
(2) PKI-I Intangible (Related to internally generated software)	334,672	(9,700)

Total	$1,480,195	$(46,547)

Unamortized intangible assets
(3) Other (PKI-II Intangible)	$235,297

Total	$235,297
Aggregate Amortization Expense:
For year ended 12/31/04	$46,547
Estimated Amortization Expense:
For year ended 12/31/05	$300,140
For year ended 12/31/06	$321,000
For year ended 12/31/07	$321,000
For year ended 12/31/08	$321,000
For year ended 12/31/09	$321,000

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and its PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 5.5 years.

There were no amounts of research and development assets acquired in 2004, nor any written off in the period.

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

        The provision (benefit) for income taxes results in effective rates, which differs from the federal statutory rate as follows:

	For the Years Ended December 31,
	As Restated 2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
Non-deductible expenses	(0.2)	(0.2)	(2.1)
Decrease (increase) in valuation allowance	(18.7)	(35.4)	(36.4)
Intangibles	(10.5)	--	--
Capitalized software cost	(5.3)	--	--
Section 481(a) adjustment	(5.3)	--	--
Other	6.0	1.6	4.5

	(0.0)	--	--

        The deferred tax assets (liabilities) consisted of the following as of December 31, 2004 and 2003:

	December 31,
	As Restated 2004	2003
Deferred tax assets:
Net operating loss carryforwards	$8,251,149	$6,561,552
AMT credit	13,853	13,853
Capital losses in excess of capital gains	696,215	696,215
Financial instrument	81,999	--
Other assets	95,403	162,189

Total deferred tax assets	9,138,619	7,433,809

Deferred tax liabilities:
Section 481(a) adjustment	(221,959)	--
Intangibles	443,471	--
Depreciation and amortization	(248,606)	--
Capitalized software costs	(224,108)	--

Total deferred liabilities	1,138,143	--

Net deferred tax asset	8,000,476	--
Less- Valuation allowance	(8,222,435)	(7,433,809)

	$(221,959)	$--

        The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset, less the deferred liability related to the Section 481(a) adjustment.

        As of December 31, 2004 the Company had net operating loss carry forwards of approximately $20,627,872 to offset future taxable income. These carry forwards expire between 2010 and 2024. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The capital losses in excess of capital gains expire in the year 2005.

        Changes in the valuation allowance for the years ended December 31, are as follows:

	2004	2003
Opening balance	$(7,433,809)	$(7,471,764)
Current year adjustment	788,626	37,955
Ending balance	$(8,222,435)	$(7,433,809)

        The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

        As of December 31, 2004 the Company had net operating loss carry forwards of approximately $20,628,000 to offset future taxable income. These carry forwards expire between 2010 and 2023. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The capital losses in excess of capital gains expire in the year 2005.

        Changes in the valuation allowance for the years ended December 31, are as follows:

	2004	2003
Opening balance	$(7,433,809)	$(7,471,764)
Current year adjustment	788,626	37,955
Ending balance	$(8,222,435)	$(7,433,809)

8.	Temporary Preferred Equity

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow the “Emerging Issues Tax Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance.

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

9.	Stockholders Equity:

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. As of December 31, 2004, there were 18,403,407 shares of common stock outstanding, which does not include escrowed common stock of 5,555,556 and 2,721,987, respectively, that are associated with shares issued and held in escrow pending contingent release. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

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

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow has not been recorded in equity and will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders have not become entitled to receive will be returned to the Company. The Company recorded in equity 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake Shareholders at the time of the acquisition. The Company recorded the 816,596 common shares at the time of the acquisition as common stock issuable and upon the issuance of the common stock by the Company’s transfer agent on July 13, 2004, reclassed the common shares as common stock. Further, for the period ending December 31, 2004, the Company recorded in equity and released 544,398 common shares from the escrow to the Chesapeake Shareholders after the filing of the Company’s Form 10-K with the Securities and Exchange Commission with 2,721,987 common shares continuing to be held within escrow and not recorded within equity. The Company recorded as compensation expense the initial 816,596 shares issued at the time of the acquisition of Chesapeake. As a result of meeting certain performance measures, the Company recorded in equity the release of 544,398 additional common shares on December 31, 2004. These shares have been recorded as common stock issuable as they have not been released from escrow as of December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. The remaining unearned Chesapeake shares that have not met certain performance measures as of December 31, 2004 have not been recorded within equity.

Pursuant to an agreement on April 30, 2004 between the Company and Tripoint Capital Advisors, LLP, the Company issued 500,000 shares of its common stock without registration under the Securities Act of 1933 for services rendered in association with the Chesapeake acquisition. These shares were reported at the fair value at the date of issuance.

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse note. (See note 6)

Common stock issuable

The Company entered into an escrow agreement with the original Chesapeake shareholders, which required certain performance measures to be achieved to cause the shares to be earned and subsequently released. The difference between the dates the shares were earned and subsequently released from escrow resulted in a timing difference, which required the Company to record the shares when they were earned as common stock issuable and subsequently reclassed as common stock upon the release of the shares from escrow. The Company recorded the shares that have been earned per certain performance measures at each recording date, while the escrow agreement only allowed for the release of the shares earned after the Company’s fiscal year filings of its financial statements on Form 10-K, for each respective period, per the terms of the escrow agreement.

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 shares, which will be released from escrow after the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as Common Stock Issuable as of December 31, 2004. Upon the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, the shares will be released from escrow and at that time reclassed as Common Stock. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of March 31, 2005 have not been expensed or recorded within equity.

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

10.	Financial Instrument:

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

11.	Stock Options and Stock-Based Compensation:

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

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	As Restated 2004	2003	2002
Net loss:
As reported	$4,281,068	$291,088	$59,609
Pro forma	$4,971,571	$906,792	$703,787
Pro forma basic and diluted net loss per share:
As reported	$0.26	$0.02	$0.00
Pro forma	$0.30	$0.06	$0.05

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 140-166 percent, risk-free interest rates from 2.70 to 4.13 percent and an expected term of five years.

12.	Commitments and Contingencies:

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

Other than as described above, the Company is not involved in any material legal proceedings.

13.	Segment reporting:

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

14.	Selected Quarterly Financial Data (Unaudited):

A summary of selected quarterly information for 2004 and 2003 is as follows:

	As Restated 2004 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$723	$841	$907	$3,071
Gross Profit	157	223	240	438
Net Loss	(95)	(612)	(105)	(3,469)
Loss per Share	$(0.01)	$(0.04)	$(0.01)	$(0.20)
	2003 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$923	$815	$759	$796
Gross Profit	246	219	197	171
Net Loss	(64)	(56)	(73)	(98)
Loss per Share	$(0.00)	$(0.00)	$0.00	$(0.01)