Form 10QSB/A
period 2005-03-31
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 3

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 3 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

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

INTRODUCTORY NOTE

This Amendment No. 3 of the Company’s Quarterly Report on Form 10-QSB has been revised as a result of certain Restatements made by the Company, which are further described in the Financial Statements, note No. 1.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2005,
(unaudited) and December 31, 2004 (unaudited).	1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2005 and 2004 (unaudited).	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2005 (unaudited).	3
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2005 and 2004 (unaudited).	4
Notes to Condensed Consolidated Financial Statements.	5
Item 2. Management’s Discussion and Analysis or Plan
of Operation.	19
Item 3. Controls and Procedures.	25
Part II. OTHER INFORMATION
Item 6. Exhibits	26

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	Restated December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,506	$463,525
Accounts receivable	2,279,506	3,007,590
Prepaid expenses and other assets	157,528	203,126

Total current assets	2,692,540	3,674,241

Property and equipment, net	75,013	80,652
Goodwill	2,806,440	2,806,440
Intangibles	1,766,459	1,668,945
Other assets	212,400	161,148

Total assets	$7,552,852	$8,391,426

Liabilities and stockholders' equity
Current liabilities:
Short-term borrowings	1,383,493	1,592,408
Accounts payable	$995,822	$1,342,759
Accrued expenses	780,169	859,345
Income taxes payable	190,709	79,177
Short-term portion of deferred rent	3,038	2,720
Financial instruments	5,652,308	6,648,571

Total current liabilities	9,005,539	10,524,980
Long-term portion of deferred rent	6,138	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	9,122,656	10,753,997
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714
shares issued and outstanding, respectively	$2,046	$2,046
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 17,859,009
shares issued and outstanding, respectively	$17,859	$17,859
Common stock issuable, $0.001 par value; 1,088,795 and 544,398
shares, respectively	$1,089	$544
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	43,127,872	42,788,612
Accumulated deficit	(44,671,861)	(45,104,823)

Total stockholders’ deficit	(1,571,850)	(2,364,617)

Total liabilities, temporary equity and stockholders’ deficit	$7,552,852	$8,391,426

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	As Restated 2005	2004
	(unaudited)
Revenues, net	$2,669,532	$723,083
Cost of sales (including depreciation and amortization of $70,550, and $0,
respectively, and stock compensation expense of $370,190 and $0, respectively)	2,272,808	565,766

Gross profit	396,910	157,317
Sales and marketing	176,370	101,881
General & administrative	727,808	150,063
Depreciation expense	6,170	1,789

Loss from operations	(513,438)	(96,416)
Other income, net:
Interest income	770	1,862
Interest expense	(52,783)	(115)
Gain from financial instrument	996,263	--
Other	2,150	--

Net earnings/(loss)	$432,962	$(94,669)

Basic net earnings/(loss) per share	$0.02	$(0.01)

Basic weighted average shares outstanding	18,409,455	15,579,913

Diluted net earnings/(loss) per share	$0.01	$(0.01)

Diluted weighted average shares outstanding	46,774,960	15,579,913

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity		Permanent Equity						Restated
	Preferred Stock		Common Stock		Common Stock	Stock	Related Party Notes	Additional Paid-In	Accumulated	Permanent Equity
	Shares	Amount	Shares	Amount	Issuable	Warrants	Receivable	Capital	Deficit	Total
Balance, December 31, 2004	2,045,714	$2,046	17,859,009	$17,859	544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

Collections on related
party notes receivable	--	--	--	--	--	--	20,000	--	--	20,000
March 31, 2005 Issuance
of common stock –
Chesapeake	--	--	--	--	545	--	--	369,645	--	370,190
Expenses associated from
registration statement	--	--	--	--	--	--	--	(30,385)	--	(30,385)
Net gain	--	--	--	--	--	--	--	--	432,962	432,962

Balance, March 31, 2005	2,045,714	$2,046	17,859,009	$17,859	1,089	$14,291	$(61,100)	$43,127,872	$(44,671,861)	$(1,571,850)

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	As Restated 2005	2004
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$432,962	$(94,669)
Adjustments to reconcile net earnings/(loss)
to net cash provided by operating
activities:
Depreciation expense	6,900	1,789
Amortization expense	69,820	--
Stock compensation expense	370,190	--
Deferred income taxes	(110,980)	--
Deferred financing costs	3,573	--
Gain from financial instrument	(996,263)	--
Changes in assets and liabilities
Accounts receivable	728,084	91,543
Prepaid expenses and other assets	45,598	15,234
Other assets	(54,825)	3,748
Accounts payable and accrued expenses	(325,434)	(7,256)

Net cash provided by operating
activities	$169,625	$10,389

Net cash flows from investing activities:
Purchase of property and equipment	(1,261)	--
Intangible development costs	(167,333)	--

Net cash flows used in investing activities	$(168,594)	$--

Net cash used in financing
activities
Borrowings on notes payable	158,866	--
Payments on notes payable	(367,781)	--
Collections on related party notes	20,000	--
Expenses related to registration statement	(30,385)	--
Proceeds from exercise of stock options	10,250	--

Net cash used in financing
activities	$(209,050)	$--

Net (decrease) increase in cash	$(208,019)	$10,389

Cash and cash equivalents, beginning of period	$463,525	$949,612

Cash and cash equivalents, end of period	$255,506	$960,001

Supplementary information:
Cash paid for interest	$26,723	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature of Operations:

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

Restatement

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005 of the shares earned and the release of the shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K in 2006, the Company should not have recorded the shares as common stock, but recorded the shares as common stock issuable as of March 31, 2005.

While the Company’s management believes that the Company did acquire assets in a business sense when it acquired the stock of Chesapeake, these assets, consisting primarily of Chesapeake’s relationships with various sources of potential business opportunities, did not meet the criteria for recognition as assets under Statement of Financial Accounting Standards No. 141 (“SFAS 141”). Additionally, the acquisition could not, alternatively, give rise to goodwill because Chesapeake was in the development stage at the time of acquisition and therefore not considered a business.

Management has acquiesced to the use of the ORC revenue as a basis for release of the escrowed shares under the belief that the revenue of ORC, which management believes was acquired as a result of Chesapeake relationships, qualifies as revenue for determination of the release of escrowed shares. For financial reporting purposes, however, the text of the Chesapeake agreement does not provide sufficient objective evidence of linkage between release of the shares and ORC revenue to allow for capitalizing the cost of the release as additional acquisition cost of ORC. A portion of the shares escrowed in the Chesapeake transaction were earned by the former shareholders of Chesapeake as of December 31, 2004 as a result of revenues realized by ORC since its acquisition by the Company. The shares were subsequently released from escrow after the filing of the Company’s financial statements on Form 10-K in 2005, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005 the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K in 2006, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

We also determined that certain amortization costs related to the ORC acquisition should have been recorded in cost of sales and not in amortization and depreciation; and we determined that under our October and November 2004 Barron financing agreements, preferred stock recorded should have been classified as temporary preferred equity and not permanent preferred equity. As such, we have restated our financial statements with a summary of the effects of the restatements to properly reflect the appropriate accounting treatment as follows:

Balance Sheet:

	Previously Reported	As Restated	Previously Reported	As Restated
	March 31, 2005	March 31, 2005	December 31, 2004	December 31, 2004
Intangibles	3,260,935	1,766,459	3,190,927	1,668,945

Total assets	$9,047,328	$7,552,852	$9,913,408	$8,391,426

Preferred stock
(temporary equity)	n/a	2,046	n/a	2,046

Common stock	21,125	17,859	21,125	17,859

Common stock issuable	n/a	1,089	n/a	544

Preferred stock
(stockholders’ equity)	2,046	n/a	2,046	n/a

Additional paid-in
capital	43,484,997	43,127,872	43,515,382	42,788,612

Accumulated deficit	(43,536,687)	(44,671,861)	(44,312,333)	(45,104,823)

Total permanent
shareholders’ deficit	(75,328)	(1,571,850)	(840,589)	(2,364,617)

Total liabilities,
temporary equity &
shareholders’ deficit	$9,047,328	$7,552,852	$9,913,408	$8,391,426

Statement of Operations:

	Previously Reported Three Months Ended	As Restated Three Months Ended
	March 31, 2005	March 31, 2005
Cost of sales	1,847,163	2,272,622

Gross profit	822,369	396,910

Depreciation &
Amortization	88,945	6,170

Loss from operations	(170,754)	(513,438)

Net (loss) earnings	775,646	432,962

Basic net (loss)
earnings per share	$0.04	$0.02

Basic weighted average
shares outstanding	21,125,393	18,409,455

Diluted net (loss)
earnings per share	$0.01	$0.01

Diluted weighted
average shares
outstanding	51,983,931	46,774,960

Statement of Cash Flows:

	Previously Reported	As Restated
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2005
Net (loss) earnings	775,646	432,962

Amortization expense	97,326	69,820

Stock compensation
expense	n/a	370,190

2.	Significant Accounting Policies

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of March 31, 2005, two customers, Tangible Software and The Department of Homeland Security accounted for approximately 25% and 18%, respectively of accounts receivable. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Goodwill, Intangibles, and Long-Lived Assets

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options, and warrants to purchase 27,827,156 shares of common stock outstanding at March 31, 2005 has been included in the calculation of the fully diluted net income per share as such effect would have been dilutive. The treasury stock effect of the options and warrants to purchase 2,112,000 shares of common stock outstanding at March 31, 2004 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.

Stock-based compensation

Employee Compensation:

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

	Three Months ended March 31,
	As Restated 2005	2004
Net earnings (loss), as reported	$432,962	$(94,669)
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	(250,813)	(87,712)

Pro forma net earnings (loss)	$182,149	$(182,381)
Net earnings (loss) per share:
Basic - as reported	$0.02	$(0.01)
Diluted - as reported	$0.01	$(0.01)
Basic - pro forma	$0.01	$(0.01)
Diluted - pro forma	$0.00	$(0.01)

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

        The total interest and finders’ fees paid were approximately $34,000 for the year ended December 31, 2004. The total interest fees paid for the quarter ended March 31, 2005 was approximately $20,000.

4.	Goodwill and Intangibles

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

        During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. As a result of this acquisition the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of March 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(92,116)
(2) PKI-I Intangible (Related to internally generated software)	334,672	(24,251)

Total	$1,480,195	$(116,367)

Unamortized intangible assets
(3) Other (PKI-II Intangible)	$402,630

Total	$402,630
Aggregate Amortization Expense:
For quarter ended 3/31/05	$69,820
Estimated Amortization Expense:
For year ended 12/31/05	$300,140
For year ended 12/31/06	$321,000
For year ended 12/31/07	$321,000
For year ended 12/31/08	$321,000
For year ended 12/31/09	$321,000

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.

(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired during the quarter ending March 31, 2005, nor any written off in the period.

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

        As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company (see footnote 8). In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance.

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

7.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2005 and December 31, 2004, respectively, there were 18,947,804 and 18,403,407 shares of common stock outstanding. The shares of common stock outstanding as of March 31, 2005 does not include escrowed common stock for 5,555,556 and 2,177,590 shares that are associated with shares issued and held in escrow pending contingent release. The shares of common stock outstanding as of December 31, 2004 does not include escrowed common stock for 5,555,556 and 2,721,987 shares that are associated with shares issued and held in escrow pending contingent release. As of March 31, 2005, 5,555,556 common shares have been issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. As of March 31, 2005, 2,721,987 common shares have been issued and placed into escrow with 544,397 of those escrowed common shares having met certain performance measures as of March 31, 2005 that will allow for their release pending the completion of the Company’s audited financial statements for the period ending December 31, 2005, as further described under a purchase agreement between WidePoint and Chesapeake. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of March 31, 2005, no common shares were released from escrow.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow have not been recorded in equity and will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders have not become entitled to receive will be returned to the Company. The Company recorded in equity and issued 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake Shareholders at the time of the acquisition of Chesapeake. The Company recorded the shares in common stock issuable at the time of the acquisition and subsequently recorded the shares in common stock after the shares were issued by the Company’s transfer agent on July 13, 2004. As a result of meeting certain performance measures by December 31, 2004 the Company recorded in equity 544,398 common shares, which were held in escrow by the Company. The shares were recorded as common stock issuable. Per an agreement between the Company and the original shareholders of Chesapeake, the shares will be released from escrow and subsequently recorded as common stock after the filings of the Company’s financial statements on Form 10-K for the period ending December 31, 2004. As a result of meeting certain performance measures by March 31, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on March 31, 2005, which will continue to be held in escrow until the after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005 per an agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded in common stock but in common stock issuable. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of March 31, 2005 have not been expensed or recorded within equity.

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

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 shares, which will be released from escrow after the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as Common Stock Issuable as of December 31, 2004. Upon the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, the shares will be released from escrow and at that time reclassed as Common Stock. On March 31, 2005, the original shareholders of Chesapeake earned 544,397 shares, which will not be released from escrow until after the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2005, per an agreement between the Company and the original Chesapeake shareholders. Therefore, the Company has recorded the shares as Common Stock Issuable as of March 31, 2005. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of March 31, 2005 have not been expensed or recorded within equity.

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

Other than as described above, the Company is not involved in any material legal proceedings.

10.	Subsequent events

In April and May of 2005, Barron Partners LP converted 300,000 preferred shares into 3,000,000 common shares and subsequently sold the 3,000,000 common shares in private transactions to three institutional investors. Barron Partners LP also exercised warrants purchasing 2,000,000 common shares and subsequently sold the 2,000,000 common shares in private transactions to two institutional investors. As a result of the exercise of the 2,000,000 warrants, the Company realized gross proceeds of $800,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Amended Form 10-K for the year ended December 31, 2004.

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

As a result of these actions WidePoint’s revenues for the period ending March 31, 2005 increased by approximately 285% from approximately $0.7 million for the period ending March 31, 2004 to $2.7 million for the period ending March 31, 2005. This increase was materially due to the additional revenues generated by WidePoint’s acquisition of ORC in October 2004. Due to our recent acquisition of ORC we presently derive a relatively larger base of revenue from contracts with U.S. government agencies and U.S. government contractors that are focused on national security. Funding for these programs and services are generally linked to trends in U.S. government spending in the areas of defense, intelligence and homeland security. Leading up to and following the terrorist events of September 11, 2001, the U.S. government substantially increased its overall defense, intelligence and homeland security budgets. Because of the increasing focus on national security, ORC’s client relationships in this sector, and ORC’s PKI initiative we anticipate that quarterly revenues will continue at these levels or higher levels in future quarters.

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

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005 of the shares earned and the release of the shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, the Company should not have recorded the shares as common stock, but recorded the shares as common stock issuable as of March 31, 2005.

While the Company’s management believes that the Company did acquire assets in a business sense when it acquired the stock of Chesapeake, these assets, consisting primarily of Chesapeake’s relationships with various sources of potential business opportunities, did not meet the criteria for recognition as assets under Statement of Financial Accounting Standards No. 141 (“SFAS 141”). Additionally, the acquisition could not, alternatively, give rise to goodwill because Chesapeake was in the development stage at the time of acquisition and therefore not considered a business.

Management has acquiesced to the use of the ORC revenue as a basis for release of the escrowed shares under the belief that the revenue of ORC, which management believes was acquired as a result of Chesapeake relationships, qualifies as revenue for determination of the release of escrowed shares. For financial reporting purposes, however, the text of the Chesapeake agreement does not provide sufficient objective evidence of linkage between release of the shares and ORC revenue to allow for capitalizing the cost of the release as additional acquisition cost of ORC. A portion of the shares escrowed in the Chesapeake transaction were earned by the former shareholders of Chesapeake as of December 31, 2004 as a result of revenues realized by ORC since its acquisition by the Company. The shares were subsequently released from escrow after the filing of the Company’s financial statements on Form 10-K in 2005, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005 the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K in 2006, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

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

        Cost of sales. Cost of sales for the three month period ended March 31, 2005, was approximately $2,273,000, or 85% of revenues, an increase of approximately $1,707,000 over cost of sales of approximately $566,000, or 78% of revenues, for the three month period ended March 31, 2004. The percentage increase in cost of sales was primarily attributable to the amortization expense of intangible assets associated with the purchase price allocation from the Company’s acquisition of ORC and the compensation expense of approximately $370,000 that resulted from an earnout of 544,397 escrowed shares that were derived by ORC revenues during the three month period ending March 31, 2005, that triggered the recording in equity of the 544,397 escrowed shares. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a direct result of our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the three month period ended March 31, 2005, was approximately $397,000, or 15% of revenues, an increase of approximately $240,000 over gross profit of approximately $157,000, or 22% of revenues, for the three month period ended March 31, 2004.

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

        Depreciation. Depreciation expense for the three month period ended March 31, 2005, was approximately $6,200, or less than 1% of revenues, an increase of approximately $4,400, as compared to approximately $1,800 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2004. The increase in depreciation expense for the three month period ended March 31, 2005, was primarily attributable to greater amounts of depreciable assets as a result of the acquisition of ORC in October 2004 and an increase in amortization expense associated with the purchase accounting related to the purchase of ORC in October 2004.

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

        Other. Other income for the three month period ended March 31, 2005, was $2,150, or less than 1% of revenues. Other income was primarily attributable to finder’s fees. There was no other income for the three month period ended March 31, 2004.

        Net income. As a result of the above, the net income for the three month period ended March 31, 2005, was approximately $433,000 as compared to the net loss of approximately $95,000 for the three months ended March 31, 2004.

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

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the net working capital deficit of $6.3 Million will improve modestly, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of Warrants by investors; both of which will be partially offset by incremental working capital needs associated with the projected Revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. Although we currently are not in compliance with two of our covenants, which includes our ebitda to debt ratio covenant and our net income covenant, RBC-Centura has waived such violations until such time as the Company delivers to RBC-Centura the Company’s financial statements for the quarter ended June 30, 2005 evidencing that the Company is in compliance with the above covenants. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

        The material weakness in internal controls resulted in (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004, (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004 and (iii) the need to restate the prior financial statements as set forth in this amendment. In order to remediate that material weakness, we engaged a consulting firm in January 2005 with the requisite accounting expertise, and are continuing to use the services of that firm in connection with such complex accounting matters.

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