Form 10QSB/A
period 2005-06-30
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as set forth in the pages attached hereto:

Part I	Item 1	Condensed Consolidated Financial Statements
	Item 2	Management’s Discussion and Analysis or Plan of Operation
	Item 3	Controls and Procedures
Part II	Item 6	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: January 19, 2006	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

This Amendment No. 1 of the Company’s Quarterly Report on Form 10-QSB has been revised as a result of certain Restatements made by the Company, which are further described in the Financial Statements, note No. 1.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2005,
and December 31, 2004 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
and six months ended June 30, 2005 and 2004 (unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity
for the three months and six months ended June 30, 2005 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three
and six months ended June 30, 2005 and 2004 (unaudited)	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	20
Item 3. Controls and Procedures	27
Part II. OTHER INFORMATION
Item 6. Exhibits	28

PART 1.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated	As Restated
	June 30,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,754	$463,525
Accounts receivable	2,574,067	3,007,590
Prepaid expenses and other assets	278,942	203,126

Total current assets	3,093,763	3,674,241

Property and equipment,	68,008	80,652
Goodwill	2,508,081	2,806,440
Intangible	1,880,435	1,668,945
Other assets	271,381	161,148

Total assets	$7,821,668	$8,391,426

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$1,029,726	$1,592,408
Accounts payable	1,100,062	1,342,759
Accrued expenses	828,854	859,345
Income taxes payable	190,157	79,177
Short-term portion of deferred rent	3,359	2,720
Financial instruments	5,019,428	6,648,571

Total current liabilities	8,171,586	10,524,980

Long-term portion of deferred rent	5,111	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	$8,287,676	$10,753,997
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,745,714 and
2,045,714 shares issued and outstanding, respectively	$1,746	$2,046
Stockholders’ deficit:
Common stock, $0.001 par value; 110,000,000 shares authorized; 23,503,407 and
17,859,009 shares issued and outstanding, respectively	$23,503	$17,859
Common stock issuable, $0.001 par value; 1,088,794 and 544,398
shares, respectively	$1,089	$544
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	45,244,833	42,788,612
Accumulated deficit	(45,690,370)	(45,104,823)

Total stockholders’ deficit	(467,754)	(2,364,617)

Total liabilities, temporary equity, and stockholders’ deficit	$7,821,668	$8,391,426

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Restated		As Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Revenues, net	$2,921,135	$841,224	$5,590,667	$1,564,308
Cost of sales (including amortization and depreciation of $70,550, $0, $141,100, and $0, respectively, and stock compensation expense of $451,849, $0, $822,039, and $0, respectively)	2,605,242	618,217	4,877,864	1,183,983

Gross profit	315,893	223,007	712,803	380,325
Sales and marketing	163,944	128,289	340,314	230,170
General & administrative	645,558	707,983	1,373,366	858,046
Depreciation expense	6,275	650	12,445	2,439

Loss from operations	(499,884)	(613,915)	(1,013,322)	(710,330)
Interest income	1,749	1,837	2,519	3,699
Interest expenses	(49,914)	--	(102,697)	(116)
(Loss) gain from financial instruments	(470,220)	--	526,043	--
Other (expenses) income, net	(240)	--	1,910	--

Net loss	$(1,018,509)	$(612,078)	$(585,547)	$(706,747)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.03)	$(0.04)

Basic and diluted weighted average shares outstanding	22,827,412	16,528,400	20,630,638	16,054,157

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity		Permanent Equity						Restated
	Preferred Stock		Common Stock		Common Stock	Stock	Related Party Notes	Additional Paid-In	Accumulated	Permanent Equity
	Shares	Amount	Shares	Amount	Issuable	Warrants	Receivable	Capital	Deficit	Total
Balance, December 31, 2004	2,045,714	$2,046	17,859,009	$17,859	544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

Collections on related
party notes receivable	--	--	--	--	--	--	20,000	--	--	20,000
March 31, 2005 Issuance
of common stock -
Chesapeake	--	--	--	--	545	--	--	369,645	--	370,190
Expenses associated from
registration statement	--	--	--	--	--	--	--	(30,385)	--	(30,385)
Net gain	--	--	--	--	--	--	--	--	432,962	432,962

Balance, March 31, 2005	2,045,714	$2,046	17,859,009	$17,859	1,089	$14,291	$(61,100)	$43,127,872	$(44,671,861)	$(1,571,850)

Issuance of common stock	--	--	2,100,000	2,100	--	--	--	808,150	--	810,250
Conversion of preferred
stock	(300,000)	(300)	3,000,000	3,000	--	--	--	(2,700)	--	300
April 26, 2005 Warrants
valuation adjustment	--	--	--	--	--	--	--	537,000	--	537,000
May 2, 2005 Warrants
valuation adjustment	--	--	--	--	--	--	--	566,100	--	566,100
June 30, 2005 Issuance
of common stock -
Chesapeake	--	--	--	--	544	--	--	451,305	--	451,849
June 30, 2005 Issuance
of common stock
issuable - Chesapeake	--	--	544,398	544	(544)	--	--	--	--	--
Expenses associated from
registration statement	--	--	--	--	--	--	--	(151,914)	--	(151,914)
Expenses associated from
warrant exercise	--	--	--	--	--	--	--	(90,980)	--	(90,980)
Net loss	--	--	--	--	--	--	--	--	(1,018,509)	(1,018,509)

Balance, June 30, 2005	1,745,714	$1,746	23,503,407	$23,503	1,089	$14,291	$(61,100)	$45,244,833	$(45,690,370)	$(467,754)

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated		Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,018,509)	$(612,078)	$(585,547)	$(706,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	7,005	650	13,905	2,439
Amortization expense	69,820	--	139,640	--
Deferred income taxes	--	--	(110,980)	--
Deferred financing costs	3,572	--	7,145	--
Loss/(Gain) from financial instruments	470,220	--	(526,043)	--
Stock compensation expense	451,849	501,749	822,039	501,749
Changes in assets and liabilities
Accounts receivable	(294,561)	(142,242)	433,523	(50,699)
Prepaid expenses and other current assets	13,587	(8,980)	59,185	6,254
Other assets	72,447	(53,659)	17,622	(49,912)
Accounts payable and accrued expenses	(19,693)	112,848	(305,741)	105,593

Net cash used in operating activities	$(204,877)	$(201,712)	$(35,252)	$(191,323)

Cashflows from investing activities:
Purchase of property and equipment	--	--	(1,261)	--
Software development costs	(183,798)	--	(351,131)	--

Net cash used in investing activities	$(183,798)	$--	$(352,392)	$--

Cashflows from financing activities:
Borrowings on notes payable	143,733	21,735	302,599	21,735
Payments on notes payable	(497,500)	--	(865,281)	--
Collections on related party notes	--	--	20,000	--
Expenses related to registration statement	(4,110)	--	(34,495)	--
Proceeds from exercise of stock options	--	--	10,250	--
Proceeds from exercise of warrants	800,000	--	800,000	--
Expenses related to warrant exercise	(68,200)	--	(68,200)	--

Net cash provided
by financing activities	$373,923	$21,735	$164,873	$21,735

Net decrease in cash	$(14,752)	$(179,977)	$(222,771)	$(169,588)

Cash and cash equivalents, beginning of period	$255,506	$960,001	$463,525	$949,612

Cash and cash equivalents, end of period	$240,754	$780,024	$240,754	$780,024

The accompanying notes are an integral part of these consolidated statements.

Supplementary Information:
Notes receivable issued to former ORC
shareholders for purchase price adjustment	$270,000	$--	$270,000	$--
Liabilities incurred but not yet paid relating to warrant exercise	$22,780	$--	$22,780	$--
Liabilities incurred but not yet paid relating to registration statement	$147,804	$--	$147,804	$--
Cash paid for interest	$14,053	$--	$40,776	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization, Nature of Operations, and Restatement:

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

Restatement

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005 and June 30, 2005 of the shares earned and the release of the shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K in 2006, the Company should not have recorded the shares as common stock, but recorded the shares as common stock issuable as of March 31, 2005 and June 30, 2005, respectively.

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

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005 and June 30, 2005 the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K in 2006, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

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

Balance Sheet:

	Previously Reported	As Restated	Previously Reported	As Restated
	June 30, 2005	June 30, 2005	December 31, 2004	December 31, 2004
Intangibles	$3,347,406	$1,880,435	$3,190,927	$1,668,945

Total assets	$9,288,639	$7,821,668	$9,913,408	$8,391,426

Preferred stock
(temporary equity)	n/a	1,746	n/a	2,046

Common stock	26,225	23,503	21,125	17,859

Common stock issuable	n/a	1,089	n/a	544

Preferred stock
(stockholders’ equity)	1,746	n/a	2,046	n/a

Additional paid-in
capital	45,150,653	45,244,833	43,515,382	42,788,612

Accumulated deficit	(44,130,852)	(45,690,370)	(44,312,333)	(45,104,823)

Total permanent
shareholders’ equity
(deficit)	1,000,963	(467,754)	(840,589)	(2,364,617)

Total liabilities,
temporary equity &
shareholders’ equity	$9,288,639	$7,821,668	$9,913,408	$8,391,426
(deficit)

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004
General & administrative	$278,234	$428,297	$707,983	$858,046

Loss from operations	$(184,166)	$(280,581)	$(613,915)	$(710,330)

Net loss	$(182,329)	$(276,998)	$(612,078)	$(706,747)

Basic and diluted net
loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted
weighted average shares
outstanding	18,717,955	17,148,934	16,528,400	16,054,157

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005
Cost of sales	$2,098,123	$3,945,286	$2,605,242	$4,877,864

Gross profit	823,012	1,645,381	315,893	712,803

Depreciation and
amortization	89,051	177,996	n/a	n/a

Depreciation expense	n/a	n/a	6,275	12,445

Loss from operations	(75,540)	(246,294)	(499,884)	(1,013,322)

Net (loss) gain	$(594,165)	$181,481	$(1,018,509)	$(585,547)

Basic net (loss)
gain per share	$(0.02)	$0.01	$(0.04)	$(0.03)

Basic weighted
average shares
outstanding	24,999,019	23,072,907	22,827,412	20,630,638

Diluted net (loss)
gain per share	$(0.02)	$0.00	$(0.04)	$(0.03)

Diluted weighted
average shares
outstanding	24,999,019	52,143,529	22,827,412	20,630,638

Statement of Cash Flows:

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004	June 30, 2004	June 30, 2004
Net loss	$(182,329)	$(276,998)	$(612,078)	$(706,747)

Stock compensation
expense	72,000	72,000	501,749	501,749

Prepaid expenses	(8,980)	6,254	(8,980)	6,254

Net cash (used in)
provided by operating
activities	$(201,712)	$(191,323)	$(201,712)	$(191,323)

	Previously Reported		As Restated
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005
Net (loss) earnings	$(594,165)	$181,481	$(1,018,509)	$(585,547)

Amortization expense	97,326	194,652	69,820	139,640

Stock compensation
expense	n/a	n/a	451,849	822,039

2.	Significant Accounting Policies

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

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of June 30, 2005, one customer, The Department of Homeland Security, accounted for approximately 20% of accounts receivable, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, would have a material adverse effect on results. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Basic and Diluted Net Gain/Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 25,160,182 and 2,112,000 shares of common stock outstanding for the three months ended June 30, 2005 and 2004, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the three month period ended June 30, 2005 and 2004, respectively, are presented as identical. The treasury stock effect of the conversion of preferred stock to common stock, options, and warrants to purchase 26,536,662 shares of common stock outstanding for the six months ended June 30, 2005 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive and are presented as identical. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 2,112,000 shares of common stock for the six months ended June 30, 2004 has not been included in the calculation of the net loss per shares as such effect would have been anti-dilutive and are presented as identical.

Stock-based compensation

Employee Compensation:

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

	As Restated		As Restated
	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,018,509)	$(612,078)	$(585,547)	$(706,747)
Add: Total stock-based employee compensation
expense determined under fair value based method
for awards granted, modified, or settled, net of
related tax effects	(327,497)	(87,712)	(578,310)	(175,424)

Pro forma net loss	$(1,346,006)	$(699,790)	$(1,163,857)	$(882,171)
Loss per share:
Basic and diluted - as reported	$(0.04)	$(0.04)	$(0.03)	$(0.04)
Basic and diluted - pro forma	$(0.06)	$(0.04)	$(0.06)	$(0.05)

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

        The Company has capitalized software development cost associated with its PKI initiative and has estimated the purchase price allocation of the assets acquired and pursuant to a final valuation have allocated estimated purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of June 30, 2005
		Gross Carrying Amount	Accumulated Amortization
(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (147,385)
(2)	PKI-I Intangible (Related to
	internally generated software)	334,672	(38,802)
	Total	$1,480,195	$ (186,187)
Unamortized intangible asset
(3)	Other (PKI-II Intangible)	$ 586,428
	Total	$ 586,428
Aggregate Amortization Expense:
	For quarter ended 6/30/05	$ 69,820
	For six months ended 6/30/05	$ 139,640
Estimated Amortization Expense:
	For year ended 12/31/05	$ 300,140
	For year ended 12/31/06	$ 321,000
	For year ended 12/31/07	$ 321,000
	For year ended 12/31/08	$ 321,000
	For year ended 12/31/09	$ 321,000

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5 years.

(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired during the quarter ending June 30, 2005, nor any written off in the period.

Goodwill associated with the ORC purchase was reduced by approximately $298,000 as of June 30, 2005 as a result of a settlement between ORC and WidePoint of a net working capital deficit as of the acquisition date that was determined to exist upon completion of the Company’s 2004 year-end audit and other adjustments related to the settlement of ORC’s outstanding purchase accounting escrow items.

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

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2005 and December 31, 2004, respectively, there were 24,592,201 and 18,403,407, shares of common stock outstanding. The shares of common stock outstanding as of June 30, 2005 does not include escrowed common stock for 5,555,556 and 1,633,193 shares that are associated with shares issued and held in escrow pending contingent release. The shares of common stock outstanding as of December 31, 2004 does not include escrowed common stock for 5,555,556 and 2,721,987 shares that are associated with shared issued and held in escrow pending contingent release. As of June 30, 2005, 5,555,556 common shares have been issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. As of June 30, 2005, 2,721,987 common shares have been issued and placed into escrow with 1,088,794 of those escrowed common shares having met certain performance measures as of June 30, 2005 that will allow for their release after the completion of the Company’s audited financial statements for the period ending December 31, 2005, as further described under a purchase agreement between WidePoint and Chesapeake. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of June 30, 2005, no common shares were released from escrow.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow have not been recorded in equity and will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders have not become entitled to receive will be returned to the Company. The Company recorded in equity and issued 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake Shareholders at the time of the acquisition of Chesapeake. The Company recorded the shares in common stock issuable at the time of the acquisition and subsequently recorded the shares in common stock after the shares were issued by the Company’s transfer agent on July 13, 2004. As a result of meeting certain performance measures by December 31, 2004, the Company recorded in equity 544,398 common shares, which were held in escrow by the Company. The shares were recorded as common stock issuable until June 30, 2005, when per an agreement between the Company and the original shareholders of Chesapeake, the shares were released from escrow and subsequently recorded as common stock. As a result of meeting certain performance measures by March 31, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on March 31, 2005, which will continue to be held in escrow until the after the filing of the Company’s financial statements on Form 10-K in 2006, per an agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded in common stock but in common stock issuable. Further, as a result of meeting certain performance measures by June 30, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on June 30, 2005, which will continue to also be held in escrow until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, per an escrow agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded as common stock but as common stock issuable. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of June 30, 2005 have not been expensed or recorded within equity.

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

Common Stock Issuable

The Company entered into an escrow agreement with the original Chesapeake shareholders, which required certain performance measures to be achieved to cause the shares to be earned and subsequently released. The difference between the dates the shares were earned and subsequently released from escrow resulted in a timing difference that required the Company to record the shares when they were earned as common stock issuable and subsequently reclassed as common stock upon the release of the shares from escrow. The Company recorded the shares, which have been earned per performance measures at each recording date, while the escrow agreement only allowed for the release of the shares earned after the Company’s fiscal year filings of its Form 10-K, for each respective period, per the terms of the escrow agreement.

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 shares, which were released from escrow on June 30, 2005. The shares were recorded as Common Stock Issuable as of December 31, 2004 and reclassed as Common Stock on June 30, 2005. On March 31, 2005, the original shareholders of Chesapeake earned 544,397 shares, which will not be released until after the filing of the Company’s financial statements on Form 10-K for the period ended December 31, 2005. Therefore, the Company has recorded the shares as Common Stock Issuable as of June 30, 2005. On June 30, 2005 the original shareholders of Chesapeake earned 544,397 shares, which also will not be released from escrow until after the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2005. Therefore, the Company has recorded the total of 1,088,794 shares earned during the six months period ended June 30, 2005 in Common Stock Issuable.

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

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005 and June 30, 2005 of the shares earned and the release of the shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K in 2006, the Company should not have recorded the shares as common stock, but recorded the shares as common stock issuable as of March 31, 2005 and June 30, 2005, respectively.

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

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005 and June 30, 2005 the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K in 2006, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

We also determined that certain amortization costs related to the ORC acquisition should have been recorded in cost of sales and not in amortization and depreciation; and we determined that under our October and November 2004 Barron financing agreements, preferred stock recorded should have been classified as temporary preferred equity and not permanent preferred equity. As such, we have restated our financial statements for the year ended December 31, 2004 and our financial statements for the quarters ended June 30, 2004 and June 30, 2005. For further information related to the quantitative effects of the restatement, see note 1 of the Company’s financial statements.

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

        Cost of sales. Cost of sales for the three month period ended June 30, 2005, was approximately $2,605,000, or 89% of revenues, an increase of approximately $1,987,000 over cost of sales of approximately $618,000, or 73% of revenues, in the three month period ended June 30, 2004. The percentage increase in cost of sales was primarily attributable to the amortization expense of intangible assets associated with the purchase price allocation from the Company’s acquisition of ORC and the compensation expense of approximately $452,000 that resulted from an earnout of 544,397 escrowed shares that were derived by ORC revenues during the three month period ending June 30, 2005, that triggered the recording of the 544,397 escrowed shares. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a direct result of our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the three month period ended June 30, 2005, was approximately $316,000, or 11% of revenues, an increase of approximately $93,000 over gross profit of approximately $223,000, or 27% of revenues, for the three month period ended June 30, 2004.

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

        General and administrative. General and administrative expenses for the three month period ended June 30, 2005, were approximately $646,000, or 22% of revenues, a decrease of approximately $62,000, as compared to approximately $708,000, or 84% of revenues, incurred by the Company for the three month period ended June 30, 2004. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increased revenue base as a result of our acquisition of ORC in October 2004. The absolute decrease in general and administrative expenses for the three months ended June 30, 2005, was primarily attributable to a decrease in general and administrative expenses from cost savings we implemented and started to realize during the three months ended June 30, 2005 from the integration of our prior benefit and corporate insurance plans with that of ORC’s related benefit and insurance plans and the reduction we realized from the cost savings associated with the termination of the consulting agreements with the original Chesapeake shareholders.

        Depreciation expense. Depreciation expense for the three month period ended June 30, 2005, was approximately $6,000, or less than 1% of revenues; an increase of $5,000, as compared to approximately $1,000 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended June 30, 2004. The increase in depreciation expenses for the three month period ended June 30, 2005, was primarily attributable to a larger pool of depreciable assets resulting from the acquisition of ORC in October 2004.

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

        Net loss. As a result of the above, the net loss for the three month period ended June 30, 2005, was approximately $1,019,000 as compared to the net loss of approximately $612,000 for the three months ended June 30, 2004.

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

        Cost of sales. Cost of sales for the six month period ended June 30, 2005, was approximately $4,878,000, or 87% of revenues, an increase of approximately $3,694,000 over cost of sales of approximately $1,184,000, or 76% of revenues, for the six month period ended June 30, 2004. The percentage increase in cost of sales was primarily attributable to lower cost of sales associated with the delivery of higher margin revenues at ORC, the increase in amortization expenses associated with our purchase price allocation of ORC, and the increase in compensation expense associated the Chesapeake shares, which were earned as a result of revenues from ORC. The compensation expense of approximately $822,000 was the result of an expense related to the pending release of 1,088,794 common shares earned during the six month period ending June 30, 2005 by the former shareholders of Chesapeake. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales resulting from our acquisition of ORC in October 2004.

        Gross profit. As a result of the above, gross profit for the six month period ended June 30, 2005, was approximately $713,000, or 13% of revenues, an increase of approximately $1,155,000 over gross profit of approximately $380,000, or 24% of revenues, for the six month period ended June 30, 2004.

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

        General and administrative. General and administrative expenses for the six month period ended June 30, 2005, were approximately $1,373,000, or 25% of revenues, an increase of approximately $515,000, as compared to approximately $858,000, or 55% of revenues, incurred by the Company for the six month period ended June 30, 2004. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increased revenue base as a result of our acquisition of ORC in October 2004. The absolute increase in general and administrative expenses for the six months ended June 30, 2005, was primarily attributable to an increase in additional general and administrative expenses associated with our acquisition of ORC in October 2004 and increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission during the first quarter of 2005.

        Depreciation expense. Depreciation expense for the six month period ended June 30, 2005, was approximately $12,000, or less than 1% of revenues, an increase of $10,000, as compared to approximately $2,000 of such expenses, or less than 1% of revenues, recorded by the Company for the six month period ended June 30, 2004. The increase in depreciation expenses for the six month period ended June 30, 2005, was primarily attributable to the increased pool of depreciable assets resulting from the acquisition of ORC in October 2004.

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

        Net income/(loss). As a result of the above, the net loss for the six month period ended June 30, 2005, was approximately $586,000 as compared to the net loss of approximately $707,000 for the six months ended June 30, 2004.

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

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the net working capital deficit of $5.1 Million will improve modestly, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of Warrants by investors; both of which will be partially offset by incremental working capital needs associated with the projected Revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. As of June 30, 2005, the Company was compliant with our revolving credit facilities. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Approximately $1.2 million dollars of the senior line of credit was utilized in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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