Form 10QSB/A
period 2005-09-30
WIDEPOINT CORP
filed 2006-01-19
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A No. 1

Amendment No. 1 to Quarterly Report on Form 10-QSB
For the quarter ended September 30, 2005

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 0-23967

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

        The undersigned registrant hereby amends the following portions of it Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as set forth in the pages attached hereto:

Part I.	Item 1. Condensed Consolidated Financial Statements Item 2. Management’s Discussions and Analysis or Plan of Operation

Part II.	Item 6. Exhibits

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WIDEPOINT CORPORATION

January 19, 2006	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

Grant Thornton LLP, WidePoint Corporation’s independent registered public accounting firm, completed its review of the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. Accordingly, this Amendment No. 1 to that report has been revised to:

•	remove the legend at the top of the facing page stating that the outside accountants’ review is not complete;

•	remove the explanatory note above the index on the first page of the report stating that the outside accountants’ review is not complete and reporting the Company’s plan to amend its Annual Report on Form 10-K for the year ended December 31, 2004 to include restated financial statements (such amendment was filed on January 19, 2006); and

•	revise the fifth paragraph under “Restatement” in Note 1 of the Notes to Condensed Consolidated Financial Statements, which appeared on page 6 of the original filing, stating that this amendment to the Form 10-QSB will be filed and that amendments to certain other prior periodic reports with restated financial statements will be filed (such amendments were filed on January 19, 2006).

        In addition, the financial information under Item 1 of Part 1 of the Form 10-QSB has been revised as a result of certain restatements made by the Company, which are further described in the financial statements, note No. 1.

WIDEPOINT CORPORATION

INDEX

Page No.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	1

Condensed Consolidated Balance Sheets as of September 30, 2005,
and December 31, 2004 (unaudited)	2

Condensed Consolidated Statements of Operations for the three
and nine months ended September 30, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statements of Changes in Stockholders' Equity
for the three-months and nine-months ended September 30, 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three
and nine months ended September 30, 2005 and 2004 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of Operation	24

Part II. OTHER INFORMATION

Item 6. Exhibits	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WidePoint Corporation:

        We have reviewed the accompanying interim consolidated financial statements of WidePoint Corporation and subsidiaries as of September 30, 2005 and 2004, and for the three-month and nine-month periods then ended. These interim consolidated financial statements are the responsibility of the Company’s management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein). In our report dated April 14, 2005, except for the footnote titled Basis of Presentation, Organization, Nature of Operations, and Restatement as to the effects of the restatement as discussed in Note 1 as to which the date is January 19, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Chicago, Illinois
January 19, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	As Restated December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$362,879	$463,525
Accounts receivable	2,810,879	3,007,590
Income tax receivable	62,737	--
Prepaid expenses and other assets	147,047	203,126

Total current assets	3,383,542	3,674,241

Property and equipment, net	62,503	80,652
Goodwill	2,513,110	2,806,440
Intangibles	1,863,749	1,668,945
Other assets	230,610	161,148

Total assets	$8,053,514	$8,391,426

Liabilities, temporary equity and stockholders' equity
Current liabilities:
Short-term borrowings	$98,703	$1,592,408
Accounts payable	1,542,945	1,342,759
Accrued expenses	655,939	859,345
Deferred revenue	52,787	--
Income tax payable	198,620	79,177
Short-term portion of deferred rent	3,680	2,720
Financial instruments	2,951,933	6,648,571

Total current liabilities	5,504,607	10,524,980

Long-term portion of deferred rent	4,084	7,058
Deferred income tax liability	110,979	221,959

Total liabilities	5,619,670	10,753,997

The accompanying notes are an integral part of these consolidated statements.

Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized: 1,315,714 and 2,045,714 issued and outstanding, respectively	$1,316	$2,046

Stockholders' equity (deficit):
Common stock, $0.001 par value; 110,000,000 shares authorized; 30,328,407 and
17,859,009 shares issued and outstanding, respectively	$30,328	$17,859
Common stock issuable, $0.001 par value; 1,633,191 and 544,398 shares, respectively	$1,634	$544
Stock warrants	14,291	14,291
Related party notes receivable	(61,100)	(81,100)
Additional paid-in capital	47,888,006	42,788,612
Accumulated deficit	(45,440,631)	(45,104,823)

Total stockholders' equity (deficit)	2,432,528	(2,364,617)

Total liabilities, temporary equity and stockholders' equity (deficit)	$8,053,514	$8,391,426

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated 2005	As Restated 2004	As Restated 2005	As Restated 2004
Revenues, net	$3,645,237	$906,685	$9,235,904	$2,470,992
Cost of sales (including amortization & depreciation
of $80,980, $0, $222,080, and $0, respectively, and stock
compensation expense of $446,406, $0, $1,268,445 and
$0, respectively)	3,277,871	666,544	8,155,735	1,850,528

Gross profit	367,366	240,141	1,080,169	620,464

Sales and marketing	138,493	147,068	478,807	377,238
General & administrative	682,867	197,877	2,056,233	1,055,922
Depreciation expense	6,364	883	18,809	3,322

Loss from operations	(460,358)	(105,687)	(1,473,680)	(816,018)

Interest income	2,312	1,307	4,831	5,006
Interest expenses	(48,484)	(493)	(151,181)	(608)
Gain from financial instruments	701,995	--	1,228,038	--
Other income	--	--	1,910	--

Net earnings (loss) before income tax benefit	195,465	(104,873)	(390,082)	(811,620)

Income tax benefit, net	(54,274)	--	(54,274)	--

Net earnings (loss)	$249,739	$(104,873)	$(335,808)	$(811,620)

Basic net earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.05)

Basic weighted average shares outstanding	26,456,542	16,896,509	22,593,946	16,336,990

Diluted net earnings (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.05)

Diluted weighted average shares outstanding	49,940,870	16,896,509	22,593,946	16,336,990

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity Preferred Stock		Permanent Equity Common Stock
	Shares	Amount	Shares	Amount	Common Stock Issuable	Stock Warrants	Related Party Notes Receivable	Additional Paid-In Capital	Restated Accumulated Deficit	Permanent Equity Total
Balance, December 31, 2004	2,045,714	$2,046	17,859,009	$17,859	544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

Collections on related
party notes receivable	--	--	--	--	--	--	20,000	--	--	20,000
March 31, 2005 Issuance
of common stock -
Chesapeake	--	--	--	--	545	--	--	369,645	--	370,190
Expenses associated from
registration statement	--	--	--	--	--	--	--	(30,385)	--	(30,385)
Net gain	--	--	--	--	--	--	--	--	432,962	432,962
Balance, March 31, 2005	2,045,714	$2,046	17,859,009	$17,859	1,089	$14,291	$(61,100)	$43,127,872	(44,671,861)	$(1,571,850)

Issuance of common stock	--	--	2,100,000	2,100	--	--	--	808,150	--	810,250
Conversion of preferred stock	(300,000)	(300)	3,000,000	3,000	--	--	--	(2,700)	--	300
April 26, 2005 Warrants
valuation adjustment	--	--	--	--	--	--	--	537,000	--	537,000
May 2, 2005 Warrants
valuation adjustment	--	--	--	--	--	--	--	566,100	--	566,100
June 30, 2005 Issuance
of common stock -
Chesapeake	--	--	--	--	544	--	--	451,305	--	451,849
June 30, 2005 Issuance
of common stock
issuable - Chesapeake	--	--	544,398	544	(544)	--	--	--	--	--
Expenses associated from
registration statement	--	--	--	--	--	--	--	(151,914)	--	(151,914)
Expenses associated from
warrant exercise	--	--	--	--	--	--	--	(90,980)	--	(90,980)
Net loss	--	--	--	--	--	--	--	--	(1,018,509)	(1,018,509)
Balance, June 30, 2005	1,745,714	$1,746	23,503,407	$23,503	1,089	$14,291	$(61,100)	$45,244,833	$(45,690,370)	$(467,754)

Issuance of common stock	--	--	2,525,000	2,525	--	--	--	999,725	--	1,002,250
Conversion of preferred stock	(430,000)	(430)	4,300,000	4,300	--	--	--	(3,870)	--	430
August 24, 2005 Warrants
valuation adjustment	--	--	--	--	--	--	--	554,900	--	554,900
September 22, 2005
Warrants valuation
adjustment	--	--	--	--	--	--	--	810,600	--	810,600
September 30, 2005
Issuance of common
stock - Chesapeake	--	--	--	--	545	--	--	445,861	--	446,406
Expenses associated from
registration statement	--	--	--	--	--	--	--	(84,043)	--	(84,043)
Expenses associated from
warrant exercise	--	--	--	--	--	--	--	(80,000)	--	(80,000)
Net loss	--	--	--	--	--	--	--	--	249,739	249,739
Balance, September 30, 2005	1,315,714	$1,316	30,328,407	$30,328	1,634	$14,291	$(61,100)	$47,888,006	$(45,440,631)	$2,432,528

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated 2005	As Restated 2004	As Restated 2005	As Restated 2004
Cash flows from operating activities:

Net earnings (loss)	$249,739	$(104,873)	$(335,808)	$(811,620)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities
Depreciation expense	7,094	883	20,999	3,322
Amortization expense	80,250	--	219,890	--
Deferred income taxes	--	--	(110,980)	--
Amortization of deferred financing costs	3,573	--	10,718	--
Gain from financial instruments	(701,995)	--	(1,228,038)	--
Stock compensation expense	446,406	--	1,268,445	501,749

Changes in assets and liabilities
Accounts receivable	(236,812)	(55,166)	196,711	(105,865)
Income tax receivable	(62,737)	--	(62,737)	--
Prepaid expenses and other current assets	131,895	(6,062)	191,080	21,926
Other assets	37,198	(5,423)	54,820	(55,334)
Accounts payable and accrued expenses	223,438	(7,082)	(82,303)	98,511

Net cash provided by (used in)
operating activities	$178,049	$(177,723)	$142,797	$(347,311)

Cashflows from investing activities:
Purchase of property and equipment	(1,588)	(4,190)	(2,849)	(4,190)
Software development costs	(63,563)	--	(414,694)	--

Net cash used in investing activities	$(65,151)	$(4,190)	$(417,543)	$(4,190)

Cashflows from financing activities:
Borrowings on notes payable	185,967	--	488,566	--
Payments on notes payable	(1,116,990)	--	(1,982,271)	--
Collections on related party notes	--	--	20,000	--
Expenses related to registration statement	--	--	(34,495)	--
Proceeds from exercise of stock options	2,250	--	12,500	--
Proceeds from exercise of warrants	1,000,000	--	1,800,000	--
Expenses related to warrant exercise	(62,000)	--	(130,200)	--

Net cash provided
by financing activities	$9,227	$--	$174,100	$--

Net increase (decrease) in cash	$122,125	$(181,913)	$(100,646)	$(351,501)

Cash and cash equivalents, beginning of period	$240,754	$780,024	$463,525	$949,612

Cash and cash equivalents, end of period	$362,879	$598,111	$362,879	$598,111

The accompanying notes are an integral part of these consolidated statements.

Supplementary Information:
Notes receivable issued to former ORC
shareholders for purchase price adjustment	$--	$--	$270,000	$--
Liabilities incurred but not yet paid
relating to warrant exercise	$18,000	$--	$40,780	$--
Liabilities incurred but not yet paid
relating to registration statement	$84,043	$--	$231,847	$--

Cash paid for interest	$17,210	$--	$57,986	$--

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

Restatement

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005, June 30, 2005, and September 30, 2005, of the common shares earned and the pending released of those common shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, the Company should not have recorded those shares as common stock, but recorded those shares as common stock issuable.

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

Management has acquiesced to the use of the ORC revenue as a basis for release of the escrowed shares under the belief that the revenue of ORC, which management believes was acquired as a result of Chesapeake relationships, qualifies as revenue for determination of the release of escrowed shares. For financial reporting purposes, however, the text of the Chesapeake agreement does not provide sufficient objective evidence of linkage between release of the shares and ORC revenue to allow for capitalizing the cost of the release as additional acquisition cost of ORC. A portion of the shares escrowed in the Chesapeake transaction were earned by the former shareholders of Chesapeake as of December 31, 2004 as a result of revenues realized by ORC since its acquisition by the Company. The shares were subsequently released from escrow after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2004, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005, June 30, 2005, and September 30, 2005, the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

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

Balance Sheet:

	Previously Reported September 30, 2005	As Restated September 30, 2005	Previously Reported December 31, 2004	As Restated December 31, 2004
Common stock	33,050	30,328	21,125	17,859
Common stock issuable	n/a	1,634	n/a	544
Additional paid-in capital	48,850,502	47,888,006	44,691,280	42,788,612
Accumulated deficit	(46,404,215)	(45,440,631)	(47,010,213)	(45,104,823)

Statement of Operations:

	Previously Reported		As Restated
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Basic and diluted net
loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.05)

Basic and diluted
weighted average
shares outstanding	20,162,893	18,160,920	16,896,509	16,336,990

	Previously Reported		As Restated
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Cost of sales	$2,831,465	$6,887,290	$3,277,871	$8,155,735
Gross profit	$813,772	$2,348,614	$367,366	$1,080,169
General & administrative	$655,648	$2,382,872	$682,867	$2,056,233
Earnings (loss) from operations	$13,267	$(531,874)	$(460,358)	$(1,473,680)
Net earnings (loss) before income tax benefit	$669,090	$551,724	$195,465	$(390,082)
Net earnings (loss)	$723,364	$605,998	$249,739	$(335,808)
Basic net earnings (loss) per share	$0.03	$0.02	$0.01	$(0.01)
Basic weighted average shares outstanding	28,083,817	24,761,565	26,456,542	22,593,946
Diluted net earnings (loss) per share	$0.01	$0.01	$0.00	$(0.01)
Diluted weighted average shares outstanding	53,740,657	52,654,102	49,940,870	22,593,946

Statement of Cash Flows:

	Previously Reported		As Restated
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Stock compensation expense	--	$72,000	--	$501,749
Accounts payable and
accrued expenses	$(7,082)	$528,260	$(7,082)	$98,511

	Previously Reported		As Restated
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings (loss)	723,364	605,998	249,739	(335,808)
Stock compensation expense	--	--	446,406	1,268,445
Accounts payable and accrued expenses	196,219	244,336	223,438	(83,303)

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

The treasury stock effect of the rights to the conversion of the preferred stock to common stock and the conversion of options and warrants to purchase common stock added the equivalent of 22,945,848 shares for the three months ended September 30, 2005 and as such has been included in the calculation of the net income per share as such effect would have been dilutive.

The treasury stock effect of options, and warrants to purchase common stock would have added the equivalent of 2,112,000 shares of common stock for the three months ended September 30, 2004 has not been included in the calculation of the net loss per shares as such effect would have been anti-dilutive and are presented as identical.

The treasury stock effect of the rights to the conversion of the preferred stock to common stock and the conversion of options and warrants to purchase common stock would have added the equivalent of 25,374,739 shares for the nine months ended September 30, 2005 but has not been included in the calculation of the net income per share as such effect would have been anti-dilutive.

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

	Three Months ended September 30,		Nine Months ended September 30,
	As Restated 2005	As Restated 2004	As Restated 2005	As Restated 2004
Net earnings (loss), as reported	$249,739	$(104,873)	$(335,808)	$(811,620)

Subtract: Total stock-based employee
compensation expense determined under fair value
based method for awards granted, modified, or
settled, net of related tax effects	(209,376)	(87,712)	(787,686)	(263,136)

Pro forma net earnings (loss)	$40,363	$(192,585)	$(1,123,494)	$(1,074,755)

Earnings (loss) per share:

Basic - as reported	$0.01	$(0.01)	$(0.01)	$(0.05)

Diluted - as reported	$0.00	$(0.01)	$(0.01)	$(0.05)

Basic - pro forma	$0.00	$(0.01)	$(0.05)	$(0.07)

Diluted - pro forma	$0.00	$(0.01)	$(0.05)	$(0.07)

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

The total interest and finders’ fees paid were approximately $34,000 for the year ended December 31, 2004. No interest and finder's fees were paid from January 2004 through October 2004 as the Company had not entered into a credit facility until the end of October 2004. The total interest fees paid for the quarter ended September 30, 2005 was approximately $17,000.

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

7.     Stockholders’Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2005 and December 31, 2004, respectively, there were 31,961,598 and 18,403,407 shares of common stock outstanding. The shares of common stock outstanding as of September 30, 2005 does not include escrowed common stock for 5,555,556 and 1,088,796 shares that are associated with shares issued and held in escrow pending contingent release. The shares of common stock outstanding as of December 31, 2004 does not include escrowed common stock for 5,555,556 and 2,721,987 shares that are associated with shares issued and held in escrow pending contingent release. As of September 30, 2005, 5,555,556 common shares have been issued and placed into escrow with none of those shares yet having been earned under a purchase agreement between WidePoint and ORC. As of September 30, 2005, 2,721,987 common shares have been issued and placed into escrow with 633,191 of those escrowed common shares having met certain performance measures as of September 30, 2005 that will allow for their release after the pending completion of the Company’s audited financial statements for the period ending December 31, 2005, as further described under a purchase agreement between WidePoint and Chesapeake. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s common stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of September 30, 2005, no common shares were released from escrow.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow have not been recorded in equity and will be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may be extended for one additional year in the event it is determined that Chesapeake has achieved certain performance levels in the latter part of 2005. In the event that WidePoint does not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders have not become entitled to receive will be returned to the Company. The Company recorded in equity and issued 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake Shareholders at the time of the acquisition of Chesapeake. The Company recorded the shares in common stock issuable at the time of the acquisition and subsequently recorded the shares in common stock after the shares were issued by the Company’s transfer agent on July 13, 2004. As a result of meeting certain performance measures by December 31, 2004 the Company recorded in equity 544,398 common shares, which were held in escrow by the Company. The shares were recorded as common stock issuable until June 30, 2005, when per an agreement between the Company and the original shareholders of Chesapeake, the shares were released from escrow and subsequently recorded as common stock. As a result of meeting certain performance measures by March 31, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on March 31, 2005, which will continue to be held in escrow until after the filing of the Company’s financial statements on Form 10-K in 2006, per an agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded in common stock but in common stock issuable. As a result of meeting certain performance measures by June 30, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on June 30, 2005, which will also continue to be held in escrow until after the filing of the Company’s financial statements on Form 10-K in 2006, per an escrow agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded as common stock but as common stock issuable. As a result of meeting certain performance measures by September 30, 2005, the Company recorded in equity the pending release of 544,397 additional common shares on September 30, 2005, which will also continue to be held in escrow until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, per an escrow agreement between the Company and the original shareholders of Chesapeake. These shares have not been recorded as common stock but as common stock issuable. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of September 30, 2005 have not been expensed or recorded within equity.

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

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 common shares, which were released from escrow on June 30, 2005. These common shares were recorded as common stock issuable as of December 31, 2004 and reclassed as common stock on June 30, 2005. On March 31, 2005, June 30, 2005, and September 30, 2005, the original shareholders of Chesapeake earned 544,397 common shares in each quarter, respectively, which totaled 1,633,191 common shares earned during the nine months ended September 30, 2005. These common shares, which will not be released from escrow until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, have therefore been recorded as common stock issuable.

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

8.    Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company is also required to value the fair market price of the financial instrument as of September 30, 2005. The Company has recorded a gain on the financial instrument of approximately $702,000 for the three month period ended September 30, 2005, to adjust the difference between the fair-value of these warrants at the end of the three month periods ended June 30, 2005 and September 30, 2005. The Company has recorded a gain on the financial instrument of approximately $1,228,000 for the nine month period ended September 30, 2005, to adjust the difference between the fair-value of these warrants at December 31, 2004 and September 30, 2005.

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

10.     Subsequent Events

In December of 2005, Barron Partners LP exercised its remaining warrants to purchase 5,728,572 common shares and subsequently sold the 5,728,572 common shares in private transactions to several institutional investors. As a result of the exercise of the 5,728,572 warrants, the Company realized gross proceeds of $2,291,429.

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

Management of the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005, June 30, 2005, and September 30, 2005, of the common shares earned and the pending released of those common shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, the Company should not have recorded those shares as common stock, but recorded those shares as common stock issuable.

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

Management has acquiesced to the use of the ORC revenue as a basis for release of the escrowed shares under the belief that the revenue of ORC, which management believes was acquired as a result of Chesapeake relationships, qualifies as revenue for determination of the release of escrowed shares. For financial reporting purposes, however, the text of the Chesapeake agreement does not provide sufficient objective evidence of linkage between release of the shares and ORC revenue to allow for capitalizing the cost of the release as additional acquisition cost of ORC. A portion of the shares escrowed in the Chesapeake transaction were earned by the former shareholders of Chesapeake as of December 31, 2004 as a result of revenues realized by ORC since its acquisition by the Company. The shares were subsequently released from escrow after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2004, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake.

As a consequence of these determinations, previously issued financial statements have been restated to eliminate the intangible asset associated with the Chesapeake acquisition, reverse the related amortization expense, expense as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other related direct costs at the time of acquisition, to record and expense as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004, and to expense in cost of sales and record the value of those shares in equity that met as of March 31, 2005, June 30, 2005, and September 30, 2005, the performance measures which would result in the release of those shares from escrow after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, per the conditions of an escrow agreement between the Company and the former shareholders of Chesapeake, and to record the shares in equity as common stock issuable until such time as they could be reclassed as common stock upon the release of the shares earned from escrow.

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

        Cost of sales.   Cost of sales for the three month period ended September 30, 2005, was approximately $3,278,000, or 90% of revenues, an increase of approximately $2,611,000 over cost of sales of approximately $667,000, or 74% of revenues, in the three month period ended September 30, 2004. The percentage increase in cost of sales was primarily attributable to higher cost of sales related to the revenues at ORC and the quarter’s stock issuance expense of approximately $446,000 for the pending release of common shares to the former Chesapeake shareholders as a result of revenues earned by ORC. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales as a direct result of our acquisition of ORC in October 2004.

        Gross profit.  As a result of the above, gross profit for the three month period ended September 30, 2005, was approximately $367,000, or 10% of revenues, an increase of approximately $127,000 over gross profit of approximately $240,000, or 26% of revenues, for the three month period ended September 30, 2004.

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

        General and administrative.  General and administrative expenses for the three month period ended September 30, 2005, were approximately $683,000, or 19% of revenues, an increase of approximately $485,000, as compared to approximately $198,000, or 22% of revenues, incurred by the Company for the three month period ended September 30, 2004. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increased revenue base as a result of our acquisition of ORC in October 2004. The absolute increase in general and administrative expenses for the three months ended September 30, 2005, was primarily attributable to an increase of approximately $198,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, and increases in our accounting and legal fees associated with our requisite filings with the Securities and Exchange Commission.

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

        Net earnings (loss).  As a result of the above, the net earnings for the three month period ended September 30, 2005, was approximately $250,000 as compared to the net loss of approximately $105,000 for the three months ended September 30, 2004.

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

        Cost of sales.  Cost of sales for the nine month period ended September 30, 2005, was approximately $8,156,000, or 88% of revenues, an increase of approximately $6,305,000 over cost of sales of approximately $1,851,000, or 75% of revenues, for the nine month period ended September 30, 2004. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales resulting from our acquisition of ORC in October 2004 and the nine month stock issuance expense of approximately $1,268,000 for the pending release of common shares to the former Chesapeake shareholders as a result of revenues earned by ORC.

        Gross profit.  As a result of the above, gross profit for the nine month period ended September 30, 2005, was approximately $1,080,000, or 12% of revenues, an increase of approximately $460,000 over gross profit of approximately $620,000, or 25% of revenues, for the nine month period ended September 30, 2004.

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

        General and administrative.  General and administrative expenses for the nine month period ended September 30, 2005, were approximately $2,056,000, or 22% of revenues, an increase of approximately $1,000,000, as compared to approximately $1,056,000, or 43% of revenues, incurred by the Company for the nine month period ended September 30, 2004. The absolute increase in general and administrative expenses for the nine months ended September 30, 2005, was primarily attributable to an increase of approximately $1,000,000 in additional general and administrative expenses associated with our acquisition of ORC in October 2004, as well as other general and administrative costs associated with the integration of ORC with WidePoint, and increases in our professional fees associated with our requisite filings with the Securities and Exchange Commission.

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

        Net loss.  As a result of the above, the net loss for the nine month period ended September 30, 2005, was approximately $336,000 as compared to the net loss of approximately $812,000 for the nine months ended September 30, 2004.

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

Cash provided by operating activities for the quarter ended September 30, 2005, was approximately $178,000 as compared to cash used in operating activities of approximately $178,000 for the quarter ended September 30, 2004. The increase in cash balances available for operating activities for the quarters ended September 30, 2005 were primarily the result of a decrease in prepaid expenses and other assets.

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

WidePoint believes that its current cash position and line of credit is sufficient to meet capital expenditure and working capital requirements for the near term. From a current trend perspective, WidePoint believes that the net working capital deficit of $2.1 million will improve, as the investment costs of software development programs are substantially reduced and additional proceeds are realized from the exercise of warrants by investors; both of which are expected to be partially offset by incremental working capital needs associated with the projected revenue growth of the business. WidePoint is unaware of any additional known trends or uncertainties not described herein that are reasonably likely to result in liquidity increasing or decreasing in any material way. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Further, our failure to comply with the restrictive covenants under our revolving credit facilities could result in an event of default, which, if not cured, amended, or waived, could result in our being required to repay these borrowings before their due date. To date any covenants that we have not been compliant with have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected due to the increased cost and interest rate. As of September 30, 2005, the Company was compliant with our revolving credit facilities. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Subsequently, on November 1, 2005 the Company entered into an extension with RBC-Centura through March 1, 2006 of the revolving credit facility. The only modification of the terms of the agreement was for an increase in the borrowing rate from prime to prime plus 1% during the period of the extension. All other terms remained the same. A pro rata administrative fee of ½ of 1 % of the $2.5 million revolving credit base of approximately $4,000 was charged by RBC-Centura for the issuance of the extension.

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

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS.

(a)	Exhibits

15	Letter Regarding Unaudited Interim Financial Information

31.1A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2A	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.