Form 10-K
period 2005-12-31
WIDEPOINT CORP
filed 2006-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.

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

Common Stock, par value $.001 per share
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes          No  X

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No  X

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes    X     No

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

        Large accelerated filer______      Accelerated filer______      Non-accelerated filer    X

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes____     No    X

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $30,957,115.

        As of March 27, 2006, the registrant had 47,504,222 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1. BUSINESS.

Background and Environment

        WidePoint Corporation is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary Operational Research Consultants, Inc. (ORC) is the leading provider of E-Authentication Federation credential and Federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of aggressive organic growth, the acquiring of selective strategic assets and by driving operational efficiencies among our subsidiaries.

        WidePoint was incorporated in Delaware on May 30, 1997. Our staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business. Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings. As a services organization, our customers are our primary focus. We have developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of intentional, unintentional, physical, natural or electronic compromise or disruption of any portion of our systems or services. The talent and technology are available, and the resident expertise experienced in working together, to ensure goals are achieved quickly and seamlessly. Contract instruments are already in place and a substantive reference base with an assortment of Federal agencies are available.

        From 2000 through 2003, we undertook several initiatives in an effort to transition from a millennium solutions provider to an integrated IT services company with a focus on the evolving requirements of our customers and target markets.

        As a result of those initiatives, in 2004, we acquired ORC as part of our strategy to refocus our business development initiatives toward the substantial increase in government spending on security, infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for improved systems and process expertise across most federal, state and local government markets.

        In 2005, WidePoint focused on the consolidation of its recent acquisitions, accelerating the rollout of the ORC E-Authentication and PKI identity management initiatives, and continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe will further enhance our present base of business, which has been augmented by our recent acquisitions and internal growth initiatives.

        Specifically, the Computer Security Act of 1987, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Privacy Act, Homeland Security Presidential Directive (HSPD)-12 concern over lack of critical infrastructure protection, increasing preoccupation over proprietary design information, requirements for digital information archiving, and legal and political expectations for businesses and citizens to be able to conduct business with state and federal agencies in a secure environment, have increased expectations for 24 hour a day, 7 day a week service and information availability (as well as efficiency and cost savings of providing electronic/digital forms processing). With the establishment by the U.S. Government of the Department of Homeland Security (DHS), the U.S. Government is focused on the requirement to ensure the integrity of sensitive or confidential information. Addressing the threats to our country’s information infrastructure, such as the spread of the Code-Red Worm (CRv2)1 to 359,000 computer servers in less than 14 hours, the events of 9/11, and the recent ATM piracy from abroad, have become a vital component in information assurance and security.

        Looking forward, the strong authenticated identity market opportunity expands by orders of magnitude as information is increasingly circulated on the Internet among limited, but frequently changing audiences of specifically named individuals. Society dictates that digital transactions must have the capability to prove who the provider of a piece of information is (by name, not simply office), as well as to verify that no one has modified the information subsequent to its issuance. There must be no question as to exactly when information is published. There must be a means of reviewing an auditable history of transactions and there must also be a means to archive all information securely, as well as a means to recall the information from the secure archive at a later time. The information age has created an urgent need for these requirements to be realized in an environment that is easy to use, suitable for senior executives and managers, highly reliable, and that supports the increasingly mobile demands of our democracy.

        WidePoint and our wholly-owned subsidiary, ORC, are strategically postured to help federal agencies and commercial concerns implement meaningful and efficient security into Internet/Intranet operations to protect sensitive information and billions of dollars in transactions each day. ORC’s Common Identity Enabling Infrastructure (CIEI)© and services fully support these needs by leveraging existing infrastructures and creating a digital credential for each individual and device recognized and accepted both internally to an organization and externally by any other infrastructure recognizing federally authorized credentials as trustworthy.

        WidePoint, through our ORC subsidiary, has solidly established our reputation as an elite provider of these information assurance and security of digital transactions for the U.S. Department of Defense (DoD), the U.S. Navy, the U.S. Air Force, the U.S. National Security Agency (NSA), the U.S. Coast Guard, U.S. Office of Management and Budget (OMB), U.S. General Services Administration (GSA), the U.S. General Accounting Office (GAO), several state governments and fortune 500 commercial clients. ORC has distinguished itself by providing the highest levels of professionalism, on-time delivery of solutions and superior managed services.

_____________________
1 David Moore (dmoore@caida.org), analysis on the spread of the Code-Red (CRv2) Worm.

        Through our ORC subsidiary, WidePoint offers iDentity Management and eAuthentication Services© based on existing technology and open systems standards. ORC provides Identification and Authentication (I&A) interoperability among users and relying parties (Government, businesses, trading partners, and citizens) at the assurance level and rigor required by the owner of the protected resource. These services include four major US Government Certifications:

•	GSA E-Authentication Federation
•	US Government External Certificate Authority (ECA)
•	GSA Access Certificates for Electronic Services (ACES)
•	GSA Shared Service Provider (SSP), supporting the Federal PKI Common Policy Framework, HSPD-12, and Federal Information Processing Standard (FIPS) 201 initiatives

        iDentity Management and eAuthentication Services© fully support Business-to-Government, Government-to-Government, and Citizen-to-Government secure digital transaction requirements, and, because ORC-provided digital credentials are an allowable direct charge (or ODC) under the Federal Acquisition Regulation rules, the cost of such services and products can be “passed-on” by ORC’s customers in a government contracts and/or proposals.

        WidePoint anticipates capturing a significant market share in iDentity Management and eAuthentication Services©, which are expected to be a growing market that will have the potential of providing significant revenue growth for the Company.

Most of our current costs consist of salaries and benefits paid to our technical, marketing and administrative personnel, as well as the solutions required to maintain the secure facilities and infrastructure that support our information assurance and security offerings. As a result of our plan to expand operations through a combination of internal growth initiatives and acquisition opportunities, such costs are expected to increase. Our profitability depends upon both the volume of services performed and the ability to manage costs. A significant portion of our cost structure is labor related and we must effectively manage these costs in order to achieve growth and profitability. To date, we have attempted to maximize our operating margins through efficiencies achieved by the use of our proprietary methodologies and by offsetting increases in consultant salaries with increases in consultant fees charged to our clients.

Enterprise Strategy

        In the continuing effort to differentiate our services and products and overcome the highly competitive environment that has been an obstacle to the expansion of our revenue streams, we have modified our strategic plan; including the launch of a federal sector business initiative, continued development of new technologies and capabilities tied to wireless technologies, and the initiation and expansion of several alliances and relationships to expand our ability to penetrate new market segments.

        As a result of our 2003 efforts, the Company was awarded a GSA Corporate Schedule in February 2004 that enhanced our ability to market to federal government markets. In addition, the Company acquired Chesapeake Government Technologies, Inc. (“Chesapeake”) on March 24, 2004. The acquisition of Chesapeake accelerated our ability to compete for federal business as the result of Chesapeake’s existing alliances and expertise within the federal marketplace. WidePoint intends to leverage our GSA Schedule to expand our revenue base, even as it continues to look for and analyze growth alternatives via other selected merger and acquisition opportunities.

        On October 25, 2004, we completed the acquisition of ORC. ORC specializes in information technology, or IT, including the provision of integration and strong identity authentication processes and software and related services to the United States Government. ORC holds a number of large indefinite quantity, indefinite (IDIQ) contracts that extends WidePoint capability to expand our revenue base, including:

•	Information Technology Professional Services, FSC Group 70, GSA FSS # GS-35F-0164J —$100 million ceiling contract that offers a full range of IT Professional Services to all federal Government agencies on a fee-for-service basis. This contract is also available to state and local governments under a cooperative procurement agreement.

•	Worldwide Federal Supply Schedule for Management, Organizational and Business Improvement Services (MOBIS), FSC Group 874, GSA FSS # GS-10F-0152M — $100 million ceiling contract that offers a full range of services and products to enable all Federal Government Agencies to improve performance, quality, timeliness and efficiency throughout their organizations.

•	Worldwide Federal Supply Schedule for Professional Engineering Services (PES), FSC Class 871, GSA FSS # GS-23F-0162L — $100 million ceiling contract that offers a full range of Professional Engineering Services to all federal Government agencies on a fee-for-service basis. There are four primary engineering disciplines (Chemical, Civil, Electrical and Mechanical) addressed under PES.

•	GSA Solutions and More (SAM), FSC Group 61 Part V, GSA FSS # GS-07F-0099L — $100 million ceiling contract that offers supply Power Distribution Equipment, Generators, and Batteries worldwide.

•	SeaPort-e Contract N00178-04-D-4099 — $100 million ceiling contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC). ORC has the demonstrated experience to provide seamless integrated in twelve core Product Areas.

        Most recently, ORC was awarded a Basis Purchasing Agreement (BPA), FTS-BPA-60-0001 (awarded in December 2005), under a special item category for Authentications services under the GSA IT Professional Services contract. This $100 million ceiling BPA specifically certifies ORC as the first contractor authorized to provide authentication products and services provide for authentication of individual for purposes of physcial and logial access control, electronic signature, performance of e-business transactions and delivery of Government services. Authentication Products and Services consist of hardware, software components and supporting services that provide for identity assurance.

        We intend to leverage ORC’s capabilities, in concert with our GSA Corporate Schedule, to expand our revenue base, as we continue to seek and analyze growth alternatives via selective merger and acquisition growth opportunities. In addition, we are actively seeking the acquisition of other companies with complementary technical capabilities in IT, software and related services to the federal government (both defense and civilian), state governments and local government agencies. If successful in our organic growth and acquisition activities, we anticipate that we will become a significantly larger company with broader capabilities and resources than has been the case historically.

        At the heart of the Company’s enterprise strategy is the vision of a “commonwealth” of semi-autonomous but intertwined business units, focused on the provision of a broad range of IT-based products and services to a clearly defined target market. While leveraging financial and support resources, and motivated to aggressively cross-market and cross-sell, these business units would retain their entrepreneurial cultures and management teams and be accountable for the performance and growth of their own lines of business and relationships. WidePoint believes this model to be quite attractive to individuals who have built quality businesses with inherent value, but who seek assistance and support in driving their businesses to the next level of growth and maturity. Such individuals will be provided with the opportunity to participate in the growth and performance of the total WidePoint enterprise and potentially capitalize upon the enterprise valuation they have helped build over the years within their respective organizations.

Business Strategy and Services

        Our strategy for our project-based initiatives is to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that boost productivity and effectiveness through the services of our staff. We focus on providing end results with significant, tangible business benefits through personnel that possess recognized industry-standard certifications, expertise and years of successful project execution experience. The ancillary strategy of staff augmentation services provides our customer base with value added services based on the “best to market” practices developed internally, that utilizes a rapid response capability tailored to our clients needs.

        WidePoint’s focus is on planning, implementing and supporting IT-based initiatives with the following services:

Systems Engineering and Integration

        Systems engineering and integration consists of working with government and commercial clients to develop a plan, policies and specific requirements that are tailored to their unique needs. An electronic information approach, policy and implementation plan for any customer is developed after conducting an analysis of that customer’s requirements, including:

•	Survey of existing systems hardware and software;
•	Review/ audit of current requirements, directives, etc.;

•	Presentation of tools, systems and techniques available to support customer needs;
•	Consultation with and advice to customer concerning optimum investment options within available budget, including phasing recommendations;
•	Information Assurance and Security technology update and refresh;
•	Support Services such as training, education and help desk;
•	Data archiving; and
•	Consulting for application development, establishment of enterprise directories and establishment of validation capabilities across a heterogeneous environment.

        By leverage standards based, mature commercial-off-the-shelf components that have been proven in the technology market, our CIEI© and other services offer the efficiency of a common solution for multiple applications within an enterprise and interoperability with the Federal Government and trading partners. We can also replicate these services (in part or whole) to provide an enterprise the following advantages:

•	Enabling organization’s applications with multiple IA/validation interfaces rapidly;
•	Enabling enterprise applications to have enterprise or local access to account data;
•	Centralizing enterprise configuration management, managing information with multiple authentication methods;
•	Enabling local policy to determine trusted authentications by each application (i.e., application does not inherit trust that is not wanted);
•	Implementing of components designed to manage specific tasks so that applications do not have to support all authentication functions natively;
•	Enabling an easy migration path from less elegant eAuthentication schemes through higher assurance, including full PKI implementations and federated identities; and,
•	Enabling organizations to leverage a government approved solution.

Focused in the medium to high assurance level market, our CIEI© allows enterprise and application owners to begin where they currently are architecturally and migrate toward a vision of a secure network identity model. We are poised to support these secure network identity enterprise requirements (in-house or outsourced), by providing seamless integration of four services that make up our CIEI©:

•	iDentity Management – providing infrastructure and processes that provide for creation and maintenance of an identity, including centralized administration and self-service of user accounts.
•	eAuthentication – providing authoritative repositories for identity, network and/or resource profiles combined with security services that enable identification, validation and support for authorization.
•	Access Management – providing authorization, audit functions and session management that enable enterprise and application owners to define access rights for individuals carrying out roles such as business partners, suppliers, customers or employees.
•	Provisioning and Workflow – implementing business policies across enterprises, applications and data that support a higher degree of automation (devices such as identity tokens, credit cards, cell phones and personal computers).

Architecture and Planning Services

        Preparing an IT Architecture requires analysis, evaluation, integration, administration and maintenance. We are in an era where many government and commercial entities have an increasingly urgent need to enhance their digital presence while protecting sensitive business and personal information from the Internet information thieves of our time. Indeed, some would argue that protecting shared information and having the opportunity to guarantee trusted digital identity verification must be assured before full communications can take place. WidePoint an established reputation for developing solutions individually tailored to a customer’s many needs, while remaining within that customer’s schedule and time constraints. We are an advisor to our clients, not a sales organization for specific equipment or software.

        We believe that effective IT communications and computer systems need not be seen as requiring huge dollar outlays, inevitably requiring wholesale replacement of existing systems, servers, hardware, software and security tools/firewalls, etc. Through our operating subsidiaries, we apply open systems technology and Commercial Off-The-Shelf (“COTS”) tools, which complement rather than replace existing systems wherever possible. Further, our preferred recommendation is to migrate as many existing systems as possible from their current capabilities to more effective, robust capabilities by augmenting those systems with supported products. One objective is to make changes that are largely invisible to operators and managers so there is little in the way of training challenges for the customer and only modest requirements for equipment investment. We do not design unique and proprietary software that forces the customer to work through us or tie them to a costly internal IT development organization when subsequent (and inevitable) upgrades are required.

        WidePoint’s strength is that we value our people, our customers, and the quality of the services we provide. As a services organization, the focus of our business is our customers. We have developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of compromise or disruption to any portion of our systems as a result of intentional, unintentional, physical, natural or electronic means. These policies, procedures and controls are implemented and adhered to by those individuals fulfilling various trusted roles key to our customer service.

        The people selected to fill trusted roles have proven to be diligent and trustworthy. The functions performed in these roles form the basis of trust our clients have in our capabilities. For our managed services, we also assign roles and functions responsible for security among several people, so that any malicious activity would require collusion. Through sound security planning based on proven techniques and industry standards, our systems are operated and maintained to provide highest levely of reliability and availability to our clients depending on these services. These policies, procedures and controls are periodically reviewed for currency. Random testing is performed and documented for use as a tool to further refine the means and methods used to maintain the integrity of our managed services.

        WidePoint’s management staff are people-oriented systems engineering professionals with leadership competence capable of determining the most effective ways to meet the client’s requirements. Our client focused management team are facilitators, integrators, team builders, and relationship managers. Within our requirements-driven, performance-based, people oriented environment, our project managers have responsibility and authority for all project requirements. They are responsible to the client for applying the systems engineering discipline to ensure that the technical, cost and schedule requirements are clearly defined and communicated and quality products and/or services are rendered. Our Project Managers are responsible for getting the job done correctly, on time, and on budget.

        Our mid-level management team are people-oriented engineering professionals capable of determining the most effective ways to execute delegated assignment(s). They are complimented by competency specialists (or subject matter experts) focused on area(s) of expertise that meet our customer requirements and provide quality products and services. WidePoint develops our competencies, from the apprentice through expert level by matching task assignments with skill and knowledge. Competency expertise varies depending on project requirements. Individuals with certain skills may be added or removed from projects, as required. On the job training at our Company is key to developing expertise.

IT Outsource Solutions

        By leveraging our systems engineering experiences, we have become one of the nation’s premier systems engineering firms with a specialization in managed information assurance and security solutions. This is evidenced by the following accomplishments:

•	Our ORC subsidiary was distinguished as the first designated DoD Interim External Certificate Authority (IECA-1) and more recently the first US Government External Certificate Authority.
•	Our ORC subsidiary is distinguished as one of only three GSA Access Certificates for Electronic Services contract recipients.
•	Our ORC subsidiary is distinguished as the first commercial GSA eAuthentication Service Provider.

        Our ORC subsidiary has been engaged as the lead systems engineer for the DoD PKI, which is currently issuing 15,000 to 20,000 Common Access Cards (with DoD certificates) daily.

        Our ORC subsidiary is certified by the GSA eAuthentication Program Management Office as an eAuthentication Service Provider to facilitate public access to the services offered by Federal Government agencies through use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our ORC subsidiary offers various authentication credentials that include Userid/Password (Level 1 and 2 assurance), as well as Digital Certificates (Level 3 assurance).

        ORC’s eAuthentication, defined by the “System Security Plan for Operational Research Consultants (ORC) Information Assurance/ Identity Management (IA/ IDM)©” supports multiple authentication methods, from Level 1 Userid/Password to Level 3 Digital Certificates to authenticate users and validate their credentials. Real-time consumer and business authentication methods are used to extend ORC’s eAuthentication offering, allowing an organization to address broad audiences of users for eGovernment and internal applications in a timely manner. These are proven capabilities that are compliant with existing laws and regulations that can be integrated and rapidly deployed. ORC’s eAuthentication services apply a variety of proven methods that can be incorporated and validated quickly, developing confidence among users and relying applications.

        ORC is certified as a trusted third party under the US Government ECA program, as defined by the “ORC External Certification Authority (ECA) Certification Practice Statement©” and the “ORC External Certification Authority (ECA) Key Recovery Practice Statement©". ORC is currently the only ECA authorized to issue Server (Device) Certificates and Code Signing Certificates, in addition to personal certificates.

•	Server Certificates provide trusted verification of the identity of web/application servers and enable those servers to support encrypted (Secure Sockets Layer) transaction protection.
•	Code Signing Certificates provide trusted verification of the integrity of software and documents.

        ORC is a certified trusted third party under the GSA ACES program to provide digital certificates to the citizenry of the United States, as defined by the “ORC ACES Certification Practice Statement©". The ACES certificates are available to provide each and every American citizen, as well as federal, state and local government and business entities the accepted digital certificate to conduct business electronically with Federal agencies, such as the Veteran’s Administration, Social Security Administration and any other agency offering services via the Internet. In addition to the ACES contract, ORC is authorized as a trusted third party to sell ACES certificates directly to the business and private citizen communities. This offering is currently migrating to an ORC ACES/Shared Service Provider (SSP) capability that will expand the ACES program to offering full B2G and G2G PKI services.

        The documents, described above, define the system and process intellectual property that allows us to be the leader in this market.

        Our ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well the potential for strategic acquisitions and/or mergers. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in our expansion through successful sales and marketing efforts and/or acquisitions could have an adverse impact on our revenues and operating results.

Clients

        Our commercial client base is located predominantly in the continental United States, while our government client base is located in the East Coast region of the United States complimented by a smaller practice in Texas. We have experience and expertise in the successful completion and staff augmentation of projects in the following industries: Federal Government agencies and associated contractor suppliers, manufacturing, consumer product goods, direct marketing, healthcare and financial services.

        Historically we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. For the year ended December 31, 2005, one customer, The U.S. Department of Homeland Security, represented 18% of our revenues, and we therefore are materially dependent on such customer. During 2004, two customers, Abbott Laboratories and The U.S.Department of Homeland Security individually represented 12% and 11% of revenues, respectively. During 2003, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer may have a material adverse effect on our business and financial results. Further, with the acquisition of ORC, we have expanded our clientele dramatically with the following additional clients:

•	United States Treasury
•	United States Patent & Trademark Office
•	Administrative Office of U.S. Courts
•	United States Department of Agriculture
•	United States Census Bureau
•	United States Maritime Administration
•	United States General Services Administration
•	Commonwealth of Pennsylvania
•	Northrop Grumman IT
•	Lockheed Martin
•	Boeing
•	Maryland Procurement Office
•	United States Central Intelligence Agency
•	United States Department of Homeland Security
•	U.S. Coast Guard
•	United States Department of Defense
•	U.S. Defense Information Systems Agency
•	Dependent Schools System
•	White House Communication Agency
•	U.S. Navy
•	U.S. Marine Corps
•	U.S. Air Force
•	U.S. Army

Marketing and Sales

        We focus sales and marketing efforts on targeting Federal Government and corporate clients with significant IT and identity management budgets and requirements. While we perform work for companies in various industries, the majority of our revenues for 2003, 2004, and 2005 were derived from contracts and projects with manufacturing clients, consumer products clients, healthcare clients, and financial services clients. Prospectively, we expect a majority of our revenue to be derived from contracts with the Federal Government and related contracting opportunities.

        We market our solutions through our direct sales force, and alliances with several strategic partnerships in specific industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services. Strategic partnerships and alliances provide us with additional access to potential clients.

        Because of the mandates of the federal government and the urgency of our countries critical infrastructure protection, we believe our proven CIEI© and services will scale well to the commercial market. By eliminating the lead-time needed to become operational while waiting for in-house development efforts, we can enable an organization to quickly deploy a fully operational capability, providing the highest levels of authentication of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, the credentials used to accomplish all of these requirements are interoperable with any other agency or organization choosing to accept Federal-compliant credentials. The resulting answers can be immediately gleaned, thereby mitigating overall costs dramatically.

Backlog

        Through our operating subsidiaries we maintain a backlog of multiple award government contracts that include:

        Contracts that allow us to actively market specific tasking and initiative throughout the Federal Government, including:

•	Information Technology Professional Services, FSC Group 70, GSA FSS # GS-35F-0164J —$100 million ceiling contract that offers a full range of IT Professional Services to all federal Government agencies on a fee-for-service basis. This contract is also available to state and local governments under a cooperative procurement agreement.

•	Worldwide Federal Supply Schedule for Management, Organizational and Business Improvement Services (MOBIS), FSC Group 874, GSA FSS # GS-10F-0152M — $100 million ceiling contract that offers a full range of services and products to enable all Federal Government Agencies to improve performance, quality, timeliness and efficiency throughout their organizations.

•	Worldwide Federal Supply Schedule for Professional Engineering Services (PES), FSC Class 871, GSA FSS # GS-23F-0162L — $100 million ceiling contract that offers a full range of Professional Engineering Services to all federal Government agencies on a fee-for-service basis. There are four primary engineering disciplines (Chemical, Civil, Electrical and Mechanical) addressed under PES.

•	GSA Solutions and More (SAM), FSC Group 61 Part V, GSA FSS # GS-07F-0099L — $100 million ceiling contract that offers supply Power Distribution Equipment, Generators, and Batteries worldwide.

•	SeaPort-e Contract N00178-04-D-4099 — $100 million ceiling contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC). ORC has the demonstrated experience to provide seamless integrated in twelve core Product Areas.

•	Basis Purchasing Agreement (BPA), FTS-BPA-60-0001 — $100 million ceiling BPA specifically certifing ORC as the first contractor authorized to provide authentication products and services provide for authentication of individual for purposes of physcial and logial access control, electronic signature, performance of e-business transactions and delivery of Government services. Authentication Products and Services consist of hardware, software components and supporting services that provide for identity assurance.

We also hold contracts with specific government agencies, including:

•	U.S. Naval Supply Systems Command
•	U.S. Department of Homeland Security
•	US Patent and Trademark Office (Subcontract)
•	U.S. Defense Information Systems Agency (Subcontract)
•	US Air Force PKI System Project Office (Subcontract)

        Additionally, ORC has over two-dozen iDentity Management and eAuthentication Services© pricing agreements with commercial companies for lots of 1,000, 5,000 and 10,000 credentials and associated services in various stages of agreement. The iDentity Management and eAuthentication Services© are expected to be our largest growth market.

        We also hold several non-governmental contracts and preferred vendor relationships with major international corporations to provide IT manpower, consulting support and various outsourcing services.

        The dollar amount of our backlog orders as of December 31, 2005 and December 31, 2004 were approximately $6.6 million and $6.0 million, respectively. The portion of backlog reasonably expected to be filled during 2006 is $6.6 million.

Government Contracts

        Our contracts with the U.S. Government, and many contracts with other entities, permit the government client to modify, curtail or terminate the contract at any time for the convenience of the government or for default by the contractor. If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on us in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future.

        In addition, the U.S. Government and other government entities may terminate a contract for default. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages. Although terminations for default have not occurred to us in the past and, thus, have not had a material adverse effect on us in the past, no assurance can be given that such terminations will not have a material adverse effect on our financial condition or results of operations in the future.

Competition

        The market for the services that we provide is highly competitive, includes a large number of competitors, and is subject to rapid change. Our primary competitors include participants from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies, and other general management consulting firms. Increasingly, companies with third-world and emerging markets operations bases are also targeting this market. Competition generally is based on quality, timeliness, cost of services, and relevant targeted expertise.

        With relation to systems engineering in the governmental sector, our long-range concern is the uncertainty in the Federal budget, and its impact upon competition among the many contractors. We believe that the best way to meet the challenge of this market is to maintain a low overhead, employ quality personnel, and continue to deliver a product of the highest quality. Many corporations that are active in this market have reputable corporate histories and a great number of employees from which to draw. They have the ability to absorb losses in operation. Additionally, they have an established network to assimilate data and formulate strategy in today’s competitive environment. Their strength is often their mass that gives them flexibility in both proposing and responding to new requirements. Also, while there are advantages to being small, name recognition is a problem in major contracts even if we have been successful in our past performance.

        However, some of these same corporations have higher overhead costs. They have policies and procedures in effect that quite frequently cause a longer response time to meet the needs of the customer. Management personnel can be far removed from their workforce, thus fostering employee dissatisfaction.

        Within the information security market the competition is still minimal. The most significant competition is in the planning and analysis portion of the market, in which many of the same companies referred to above, also participate, such as: Booz-Allen Hamilton, SAIC, CACI/AMS, BAE Systems, Northrop Grumman, and others. However, the market in which we provide our CIEI© products and services has limited competition. Most of that competition (such as Verisign, Digital Signature Trust, BeTrusted, and GeoTrust) are focused on low to medium levels of assurance. We believe we are presently the only company that has satisfied all of the certification requirements to serve the more targeted medium to high level assurance market, and, as such, we believe that we maintain an advantage over our competition.

        Additionally, we believe our advantages in each of the markets described above are two-fold: highly experienced personnel and relatively low overhead. Our professional staff has a proven record of success in meeting service needs of both private industry and public sector clients. Our senior staff personnel include advanced degrees in science, engineering, and operations research, specializing in the resolution of complex operational problems. Experienced personnel, competitive overhead, and being first to market will allow us to be very competitive.

Intellectual Property

        Our intellectual property primarily consists of methodologies developed for use in application development solutions. The services, described above, define the system and process intellectual property that allows us to be the leader in our markets. Our ORC subsidiary holds a Patent for a Digital Parsing Tool that provides a secure repository gateway that will allow users, including first time users, the ability to immediately establish and access accounts by presenting their certificates to a directory validated by the gateway. In this manner, we rely upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect the ownership of our proprietary methodologies. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients. As the number of our competitors increase, the likelihood that such competitors will use similar methodologies increases. Although our methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future; that the assertion of such claims will not result in litigation; or that we would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, regardless of its outcome, litigation can result in substantial costs and divert management’s attention from our operations. Although we are not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation could materially adversely affect our business, operating results and financial condition.

Personnel

        As of December 31, 2005, we had 71 full time employees and 4 part-time employees, including 7 persons in sales and recruiting, 62 persons in consulting, and 6 persons in management and administration. We also periodically employ additional consultants and temporary employees.

        Our facilities are located in areas populated by military (both retired and active duty) and highly skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources that include electronic databases, public forums, and personal networks of friends and former coworkers.

        We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. There can be no assurance that we will be able to continue to attract and retain personnel necessary for the development of our business. We generally do not have employment contracts with our employees, but we do maintain employment agreements with our key employees. However, confidentiality and non-disclosure agreements are in place with many of our employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Acquisitions During 2004

Acquisition of Chesapeake Government Technologies, Inc.

        On April 30, 2004, we acquired all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. Were issued 4,082,980 shares of our Common Stock to Mark Fuller, John Crowley and Jay Wright, who were the sole stockholders of Chesapeake as the sole stockholders in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, these three stockholders of Chesapeake also entered into an escrow agreement with us and deposited 3,266,384 shares of such 4,082,980 shares of Common Stock into escrow.

        The 3,266,384 shares of Common Stock placed into escrow may be released to Messrs. Fuller, Crowley and Wright in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 escrowed shares of Common Stock would be released to Messrs. Fuller, Crowley and Wright in a ratio based on the amount of revenues actually received by us during 2004 and 2005 from the business acquired from Chesapeake. Based on the revenues received by us in 2004 from the business acquired from Chesapeake, 544,398 shares of Common Stock were released from escrow to Messrs. Fuller, Crowley, and Wright. Based on revenues received by us in 2005 from the business acquired from Chesapeake, an additional 1,905,390 shares of Common Stock will be released from escrow to Messrs. Fuller, Crowley, and Wright. The remaining 816,596 shares of Common Stock held in escrow will be returned to us and cancelled.

        Pursuant to the terms of the Chesapeake transaction, we also issued warrants to Messrs. Fuller, Crowley, and Wright to purchase an aggregate of 1,814,658 shares of Common Stock at an exercise price of $0.235 per share, with such warrants only being exercisable in the event that the revenues actually received by us from the business acquired from Chesapeake exceeded the maximum levels required for Messrs. Fuller, Crowley, and Wright to receive all of the 3,266,384 shares of Common Stock placed in escrow. As a result of the failure by these persons to receive all of the 3,266,384 shares of Common Stock placed in escrow by December 31, 2005, these warrants will be terminated.

Acquisition of Operational Research Consultants, Inc.

        On October 25, 2004, we completed the acquisition of Operational Research Consultants, Inc. (“ORC”), a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. To finance the acquisition, we sold shares of our convertible preferred stock to Barron Partners, L.P. (“Barron”), an accredited investor, and utilized a line of credit which we maintain with RBC-Centura Bank. We entered into a stock purchase agreement with ORC and Fred Thornton, Richard Montgomery and Daniel Turissini, as the sole stockholders of ORC, to effectuate the acquisition, and entered into a preferred stock purchase agreement and a registration rights agreement with Barron in connection with the financing.

        Pursuant to the ORC stock purchase agreement, we agreed to purchase and acquire all of ORC’s outstanding common stock for an aggregate consideration of $5,000,000 payable in a combination of cash, promissory note and shares of our Common Stock, which amount was subject to post-closing adjustments. The promissory note was extinguished in November of 2004. The consideration paid for ORC was reduced by approximately $298,000 as of June 30, 2005 to reflect adjustments attributable to ORC’s net working capital deficit at the time of the acquisition and other adjustments related to the settlement of ORC’s outstanding purchase accounting escrow items. The shares of our Common Stock issued to the former ORC shareholders was held in escrow and subject to certain earnout provisions that were required to be met as of December 31, 2005. Those escrow provisions were not met as of December 31, 2005, and as a result such 5,555,556 shares of our Common Stock are being returned to us for cancellation.

ITEM 1A. RISK FACTORS.

Risks Related to our Operations

We have a history of net losses, and while we expect to realize an increase in future period revenues and we anticipate the realization of net income, there is no assurance that this will be the case and we may not achieve or maintain profitability.

We are engaged primarily in the business of providing information technology (“IT “) services with established competencies in federal government and private consulting, planning, managing and implementing IT solutions, software and secure authentication processes. We have incurred substantial net losses through December 31, 2005. Although we anticipate an increase in revenues and operational profitability in future quarters, there is no assurance that this will be the case. Revenues and profits generated from our services will depend upon numerous factors, including:

•	Demand of commercial and federal marketplaces for our range of services,

•	Effectiveness of our sales and marketing efforts,

•	Ability to deliver capabilities cost-effectively, and

•	Competitive environment.

We may need to obtain additional funding to meet our future capital needs. If we are unable to obtain such financings, we may be required to significantly cut back our operations, sell assets or cease operations.

        If we continue to have operating losses and without the realization of additional capital, or net profit from operations, and/or if we continue to seek out and make acquisitions which require a cash component, then we may need to raise additional capital. On October 25, 2004 and October 29, 2004, we issued and sold shares of our Series A Convertible Preferred Stock and warrants to Barron for an aggregate purchase price of approximately $3.58 million. In that financing transaction, we also issued a warrant to Westcap Securities, Inc. (“Westcap”) to purchase 511,428 shares of our Common Stock at an exercise price of $0.40 per share. In April and May of 2005, Barron converted a portion of its Series A Convertible Preferred Stock into 3,000,000 shares of Common Stock and exercised warrants to purchase 2,000,000 shares of Common Stock for an aggregate purchase price of $800,000. In August and September 2005, Barron exercised warrants for 2,500,000 shares of Common Stock providing $1,000,000 in gross proceeds to the Company. In December 2005, warrants for an additional 5,728,572 shares of Common Stock were exercised by the holders thereof providing $2,291,429 of additional gross proceeds to the Company. We may require additional funding to support our operations. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, defer potentially favorable acquisitions, sell some or all of our assets and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders may suffer significant dilution and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

We may have difficulty responding to changing technology.

        The IT industry is characterized by rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. However, we may not be successful in identifying, developing and marketing new products or services or enhancing our existing products or services. In addition, we can give no assurance that new products or services may be developed that will render our current or planned products or services obsolete or inferior. Rapid technological development by competitors may result in our products or services becoming obsolete before we recover a significant portion of the research and development expenses incurred with respect to such products or services.

We may be unable to implement our acquisition program.

        Demand for businesses with credible business relationships and capabilities to provide services to various government agencies at the federal, state and local levels is very competitive. To the extent that this competition causes the price for these businesses to elevate beyond reasonable levels where funding for such acquisitions is no longer available, WidePoint may not be able to implement our acquisition strategy. Any significant change in the spending pattern of the federal government could potentially have an adverse effect on acquisition targets and as such, argue against making such acquisitions.

We may have difficulty integrating acquisitions into our existing operations.

        To the extent that some acquisitions may have operational complexities due to the nature of their business, the election to not fully integrate such acquisitions may be made if such integration does not quantitatively improve operational or financial efficiencies. Some integration efforts will be phased in to ensure that desired efficiencies are quickly and cost effectively realized. Any element of integration must be justified rationally on potential cost savings realized by the business. If we are unable to successfully integrate some or all of the operations of ORC or future acquisitions this could have a material adverse effect on our business and operations.

We may not receive the full amount of our backlog, which could harm our business.

        Our total backlog includes both funded and unfunded orders for services under existing signed contracts, assuming the exercise of all options relating to those contracts that we reasonably believe will be exercised. The U.S. Congress often appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

        The dollar amount of our backlog orders believed to be firm as of December 31, 2005 and December 31, 2004 were $6.6 million and $6.0 million, respectively. The portion of backlog reasonably expected to be filled during 2006 is $6.6 million.

        There can be no assurance that our backlog will result in actual revenues in any particular period, or at all, or that any contract included in backlog will be profitable. This is because the actual receipt and timing of any of these revenues is subject to various contingencies, many of which are beyond our control. In addition, we may never realize revenues from some of the engagements that are included in our backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. The federal government’s ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts, blanket purchase agreements and other indefinite delivery/indefinite quantity contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Moreover, under multiple award schedule contracts, government wide acquisition contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts, the government is frequently not obligated to order more than a minimum quantity of goods or services.

We have identified ineffective disclosure controls and procedures and material weaknesses in the design of our internal control over financial reporting in the past and would be adversely affected if we identify additional ineffective disclosure controls or material internal control weaknesses in the future.

        We determined that our disclosure controls and procedures were ineffective at December 31, 2004 and December 31, 2005, and that we had material weaknesses in the design of our internal control over financial reporting as of such dates, as discussed below. We believe such ineffective controls or material weaknesses were remediated by January 19, 2006 when we filed amendments to certain of our previous periodic reports. However, if we encounter additional ineffective controls or material weaknesses in the future, they could result in our non-timely filing of periodic reports or in accounting deficiencies in financial reporting.

        With respect to ineffective disclosure controls and procedures, we discovered in November 2004 that the service provider we had engaged to Edgarize and file the proxy statement used in connection with our December 2003 annual meeting of stockholders and our 2002 annual report to stockholders inadvertently had not made such filings with the U.S. Securities and Exchange Commission (SEC). We immediately arranged for the making of those filings in November 2004 and have subsequently used other service providers to Edgarize and make our SEC filings. An additional internal reporting process was instituted in the first quarter of 2004 to track and confirm our filing of SEC reports. Furthermore, the material weaknesses in our internal control over financial reporting identified during the year ended December 31, 2005 and discussed below contributed to the ineffectiveness of our controls and procedures as of such date.

        The material weaknesses in our internal control over financial reporting identified at the end of each of the quarters in 2005 and at December 31, 2005, resulted from insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with: (i) our acquisition of ORC in October 2004; (ii) the determination of the proper accounting treatment of the “financial instrument” relating to the warrants issued by the Company to Barron in October 2004; and (iii) the determination of the proper accounting treatment of the shares of Common Stock issued and held in escrow following the acquisition by the Company of Chesapeake in April 2004. The material weaknesses in internal controls resulted in: (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004; (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004; (iii) the need to reclassify the amortized costs relating to the ORC acquisition in cost of sales and not in amortization and depreciation, and to record the convertible preferred stock issued to Barron as temporary preferred equity and not permanent preferred equity; and (iv) the need to restate our financial statements for the year ended December 31, 2004 and the first three quarters of 2005 to reflect changes in our accounting relating to the Chesapeake acquisition. The Chesapeake-related restatements: (i) eliminated the intangible asset associated with the acquisition; (ii) reversed the related amortization expense; (iii) expensed as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other direct costs at the time of the acquisition; (iv) recorded and expensed as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004; (v) expensed in cost of sales and recorded the value of those shares in equity meeting the contractual performance measures that would result in the release of those shares from escrow for the year ended December 31, 2005; and (vi) recorded the shares in equity as Common Stock issuable until such time as they can be reclassified as issued shares of Common Stock upon the release of the shares from escrow.

        It should be noted that all of the warrants issued in October 2004 to Barron, which resulted in the recognition of the financial instrument liability due to the cash penalty provision in the registration rights agreement relating thereto, were exercised prior to the end of 2005. Consequently, the liability related to the financial instrument at December 31, 2005 has been extinguished.

        We began the remediation of the weakness in our internal control over financial reporting by the employment of a consulting firm in January 2005 with the requisite accounting expertise to resolve the above issues, which arose as a result of accounting comments raised by the SEC in connection with its review of the Company’s annual and quarterly reports. We believe that the past results of the above material weaknesses in our internal control over financial reporting, and related ineffective disclosure controls and procedures resulting therefrom, were remedied on January 19, 2006 upon the filing by the Company of amendments to its prior periodic reports containing restated financial statements reflecting the resolution of the above accounting issues. We believe that internal control weakness itself has been remedied as of March 2006. The total costs associated with the remediation were not material in amount.

Risks Related to Our Industry

The demand for business and technology consulting services weakened significantly in 2001 and 2002, and demand may resume its weakened state if the current improvement in the economic climate does not continue.

        The market for our consulting services and the technologies used in our solutions has changed rapidly over the last five years. The market for advanced technology consulting services expanded dramatically during 1999 and most of 2000, but declined significantly in 2001 and 2002. Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and canceled or delayed spending on technology initiatives as a result. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2000. This trend worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom, Tyco and other companies. The economic uncertainty caused by recent military actions in Afghanistan and Iraq further depressed technology spending in the commercial sector, although increased requirements and capabilities have characterized spending levels in the government sector. While the overall economic climate has begun to show signs of improvement since the third quarter of 2003, this improvement may not continue for a meaningful period of time. If the economic climate does not improve significantly, large companies may continue to cancel or delay their business and technology consulting initiatives because of the weak economic climate, or for other reasons, and our business, financial condition and results of operations would be materially and adversely affected.

Our market is highly competitive and we may not be able to continue to compete effectively.

        The markets for the services we provide are highly competitive. We currently compete with companies from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large consulting companies within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. Some of our competitors have gone out of business. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

        A high percentage of our operating expenses, particularly personnel, rent and depreciation, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

        An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;

•	any delays incurred in connection with projects;

•	the adequacy of provisions for losses and bad debts;

•	the accuracy of our estimates of resources required to complete ongoing projects;

•	loss of key highly skilled personnel necessary to complete projects; and

•	general economic conditions.

We may lose money if we do not accurately estimate the costs of fixed-price engagements.

        Some of our projects may be based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

Our clients could unexpectedly terminate their contracts for our services.

        In both our commercial and government sector businesses, some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

We may be liable to our clients for damages caused by our services or by our failure to remedy system failures.

        Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have taken precautionary actions to create redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage that mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could be material in amount and affect our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

        Our business is labor intensive, and our success depends upon our ability to attract, retain, train and motivate highly skilled employees. Intense competition exists for employees who have specialized skills or significant experience in business and technology consulting. The improvement in demand for business and technology consulting services that began in the third quarter of 2003 has also increased the need for highly skilled employees. We may not be successful in attracting enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements. Such inability may also force us to hire expensive independent contractors, which could increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce and other resources. Our future success will depend on our ability to manage the levels and related costs of our workforce and other resources effectively.

We may be unable to protect our proprietary methodology.

        Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Specifically in the Government sector, statutory contracting regulations protect the rights of Federal Agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such Agencies. Although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future, and, if asserted, these claims may be successful. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

Our directors and officers have significant voting power and may substantially influence the outcome of any stockholder vote.

        At December 31, 2005, our directors and officers, in the aggregate, beneficially owned approximately 9,917,499 shares of our common stock, or approximately 21.8% of our issued and outstanding shares of Common Stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of WidePoint, even if such a change in control would benefit other investors.

        We have a concentrated ownership structure and shares of Common Stock beneficially owned by our directors and officers at December 31, 2005, in conjunction with shares of Common Stock owned by Barron, including shares it would own upon its conversion of all of the Series A Convertible Preferred Stock, would constitute approximately 51% of the outstanding shares of our common stock.

We are dependent on our key employees.

        Our success will depend in large part upon the continued services of a number of key employees, including Steve Komar, our Chairman, President and Chief Executive Officer, James McCubbin, our Vice President, Secretary and Chief Financial Officer, Mark Mirabile, our Vice President and Chief Operations Officer, and Dan Turissini, our Vice President and Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary ORC. On July 1, 2002, we entered into employment arrangements with Messrs. Komar, McCubbin and Mirabile. Each of these three employment agreements was for an initial term of two years, with four renewable one-year options. On October 25, 2004, we entered into an employment arrangement with Mr. Turissini. Mr. Turissini’s employment agreement was for an initial term of two years.

        We generally do not have employment agreements with our other employees. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if our key employees resign from WidePoint or its subsidiaries to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements. Furthermore, for those employees whom we involuntarily terminated in connection with our restructuring actions, we have waived the non- competition clause of their agreements in exchange for releases of claims. We granted these waivers only in connection with the restructuring actions, and our general practice is not to waive the non-competition obligations of other departing employees.

The loss of one or more significant customers could have an adverse impact on our results of operations.

        Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from a relatively small number of clients. For the year ended December 31, 2005, one customer, The U.S. Department of Homeland Security, individually represented approximately 18% of revenues, and we therefore are materially dependent on such customer. During 2004, two customers, Abbott Laboratories and The U.S. Department of Homeland Security, individually represented 12%, and 11% of revenues, respectively. During 2003, four customers, Abbot Laboratories, Spencer Stuart, Manpower, and Baxter Healthcare, individually represented 18%, 14%, 13%, and 13% of revenues, respectively. Although this concentration was lessened by the acquisition of ORC, in the event we lose any one of those significant customers, our results of operations would be materially adversely affected.

We may incur substantial costs in connection with contracts awarded through a competitive procurement process, which could negatively impact our operating results.

        Many federal government contracts are awarded through a competitive procurement process. We expect that much of the government business we seek in the foreseeable future will be awarded through competitive procedures. Competitive procurements impose substantial costs and present a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us; and

•	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract.

        The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. In addition, GSA multiple award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients.

        The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. An unfavorable audit of us, or of our subcontractors, could have a substantial adverse effect on our operating results. For example, any costs that were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and future operating margins may be reduced.

        If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

Security breaches in sensitive government systems could result in the loss of clients and negative publicity.

        Many of the services we provide involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenues.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

        Some government contracts require us to maintain facility security clearances, and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, the government client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenues anticipated from the contract, which, if not replaced with revenues from other contracts, could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new contracts for similar work.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

        We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies, and defense agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. For example, the reduction in the U.S. defense budget during the early 1990s caused some defense-related government contractors to experience decreased sales, reduced operating margins and, in some cases, net losses. Among the factors that could harm our business are:

•	curtailment of the federal government’s use of technology services firms;

•	a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;

•	reductions in federal government programs or requirements;

•	a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;

•	delays in the payment of our invoices by government payment offices;

•	federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process; and

•	general economic and political conditions, including any event that results in a change in spending priorities of the federal government.

        These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenues. In addition, any limitations imposed on spending by U.S. government agencies that result from efforts to reduce the federal deficit may limit both the continued funding of our existing contracts and our ability to obtain additional contracts.

Federal government contracts contain provisions giving government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

        Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience, as well as for default;

•	reduce orders under or otherwise modify contracts;

•	for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;

•	for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain clients;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;

•	claim rights in solutions, systems, and technology produced by us;

•	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and

•	suspend or debar us from doing business with the federal government.

        If a federal government client terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with the federal government, our revenues and operating results would be materially harmed.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

        We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our federal government clients and may impose added costs on our business. Among the most significant laws and regulations are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;

•	the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified solutions and technical data.

        If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In particular, the civil False Claims Act provides for treble damages and potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval, or makes a false statement in order to get a false or fraudulent claim paid or approved by the government. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government. These provisions of the civil False Claims Act permit parties, such as our employees, to sue us on behalf of the government and share a portion of any recovery. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the government, each of which could lead to a material reduction in our revenues.

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and cause us to experience reduced revenues.

        New legislation, procurement regulations, or labor organization pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside IT providers. The American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. One such proposal, the Truthfulness, Responsibility, and Accountability in Contracting Act, would have effectively reduced the volume of services that is outsourced by the federal government by requiring agencies to give in-house government employees expanded opportunities to compete against contractors for work that could be outsourced. Although the legislation did not pass committee in either house of the U.S. Congress last term, and it has not been reintroduced in the current term, if such legislation, or similar legislation, were to be enacted, it would likely reduce the amount of IT services that could be outsourced by the federal government, which could materially reduce our revenues.

Risks Related To Our Common Stock

Our Common Stock price could be volatile, which could cause investors to lose all or part of their investment.

        The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of IT companies have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock.

        The market price of our Common Stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

•	public announcements concerning us, our competitors or the IT industry;

•	fluctuations in operating results;

•	introductions of new products or services by us or our competitors;

•	changes in analysts’ earnings estimates; and

•	announcements of technological innovations.

        In the past, some companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources and such securities class action litigation could have a material adverse effect on our business, financial condition and results of operations.

A third party could be prevented from acquiring shares of our Common Stock at a premium to the market price because of our anti-takeover provisions.

        Various provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

The future sale of shares of our Common Stock may negatively affect our Common Stock price.

        If our stockholders sell substantial amounts of our Common Stock, including shares issuable to Barron upon its conversion of the Series A Convertible Preferred Stock and upon the exercise of outstanding warrants and options, the market price of our Common Stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

The fact that our directors and officers beneficially own 21.8% of our outstanding Common Stock may decrease your influence on stockholder decisions.

        At December 31, 2005, our executive officers and directors, in the aggregate, beneficially owned 21.8% of our outstanding Common Stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

        There is currently only a limited public market for our Common Stock, which is traded on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. As of March 27, 2006, the closing sale price of our Common Stock on the Over-the-Counter Bulletin Board was $2.69. As of March 27, 2006 there were approximately 190 registered holders of record not including shares held in street name. During the month of December 2005, our Common Stock traded an average of 158,095 shares per day with a trading range of $1.81 per share to $2.31 per share. During the past year our Common Stock has traded an average of 71,458 shares of Common Stock per day and over the past three years our Common Stock has traded an average of 37,623 shares of Common Stock per day. In addition, during 2004 and 2005 our Common Stock has had a trading range with a low price of $0.13 per share and a high price of $2.31 per share.

We could issue additional shares of Common Stock, which might dilute the book value of our Common Stock.

        We have a total of 110,000,000 authorized shares of Common Stock, of which 45,575,272 shares were issued and outstanding as of December 31, 2005. As of December 31, 2005, 8,277,543 shares of the 45,575,272 shares were held in escrow, pending release per escrow agreements between the Company and ORC for 5,555,556 shares and between the Company and Chesapeake for 2,721,987 shares. In addition, we have warrants, options and convertible preferred stock outstanding with respect to which 19,844,046 shares of Common Stock are reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our Common Stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our Common Stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders influence on matters on which our stockholders vote, and might dilute the book value of our Common Stock. Our stockholders may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our Common Stock.

The sale of a large number of shares of our Common Stock could depress our stock price.

        As of December 31, 2005, we have reserved 7,886,907 shares of Common Stock for issuance upon exercise of stock options and warrants. We have also reserved 11,957,139 shares of Common Stock for issuance upon conversion of our Series A Convertible Preferred Stock. As of December 31, 2005, holders of warrants and options to purchase an aggregate of 6,783,258 shares of our Common Stock may exercise those securities and transfer the underlying Common Stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. In addition, in connection with our financing with Barron, we have registered (i) all of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock that we issued and sold in the Barron financing and (ii) all of the shares of Common Stock that are issuable upon exercise of the warrants issued to Westcap in connection with the financing. The Series A Convertible Preferred Stock was initially convertible into 20,457,143 shares of our Common Stock and the warrants initially entitled the holders to acquire an additional 10,739,999 shares of our Common Stock. During April, May, September, October, and December 2005, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 8,500,000 shares of Common Stock and exercised warrants to purchase 7,428,572 shares of Common Stock. In December 2005, Barron transferred warrants to purchase 2,800,000 shares of Common Stock to other institutional investors. In December 2005, the holders of such warrants to acquire such 2,800,000 shares of Common Stock exercised such warrants. These shares of Common Stock are registered for possible resale by the holders thereof under a Registration Statement filed by the Company under the Securities Act of 1933. The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than our stockholders or WidePoint, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our Common Stock.

        Barron presently owns securities that are convertible into approximately 11,957,139 shares of our common stock. If issued, such shares would constitute approximately 26.2% of the then outstanding shares of our Common Stock. In future financings, we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding Common Stock, financial investors may be able to impact corporate actions requiring stockholder approval.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s principal executive office consists of approximately 3,500 square feet of office space located at One Lincoln Centre, Suite 1100, Oakbrook Terrace, Illinois, which is leased through July 2007 for approximately $6,600 per month. The annual rent including a pro rata share of real estate taxes and operating expenses for this office is approximately $79,200, plus a pro rata share of increases in real estate taxes and operating expenses

WidePoint’s ORC subsidiary has its principal offices at 1723 South Park Court, Chesapeake, Virginia in approximately 2,400 square feet under a lease that expires on April 30, 2006. The annual rent for this office is approximately $26,400, plus a pro rata share of increases in real estate taxes and operating expenses.

ORC also maintains two secure facilities in Alexandria, VA and Fairfax, VA. The Alexandria office is located at 1625 Prince Street, Suite 350, Alexandria, Virginia. This office is currently leased through January 31, 2008 for approximately $7,400 per month. The Fairfax office is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030. The lease for this office expires February 28, 2009 and costs approximately $28,000 per month. The Alexandria office consists of approximately 3,100 square feet of office space and the Fairfax office consists of approximately 11,900 square feet of office space. A pro rata share of increases in real estate taxes and operating expenses are also paid for these offices.

During 2000, several of the Company’s offices were closed and their leases were either sublet, assigned, or have expired. The Michigan office lease located at 32000 Northwestern Highway, Suite 165, Farmington Hills, Michigan was sublet to Galaxy Builders in June 2000 on the same terms as the primary lease for that location. Annual rent in 2004 for that property was approximately $38,400 and the lease expired on February 24, 2004. The lease for the Company’s former corporate headquarters office located at 20251 Century Boulevard, Germantown, Maryland was assigned on December 1, 2000 to GHG Holdings, Inc., and such assigned lease expired on September 30, 2005.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

The stock prices listed below represent the high and low closing bid prices of the Common Stock on the NASD OTC Bulletin Board for each of the periods indicated:

2005	High	Low
Fourth Quarter	$2.31	$0.75
Third Quarter	1.00	0.76
Second Quarter	1.01	0.62
First Quarter	0.86	0.62

2004	High	Low
Fourth Quarter	$0.86	$0.31
Third Quarter	0.38	0.26
Second Quarter	0.53	0.29
First Quarter	0.54	0.13

        As of March 27, 2006 there were 190 registered holders of record of the Company’s Common Stock.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2005, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	3,795,862	$0.31	6,204,138
Not approved by security holders	4,091,045	$0.49	- 0 -
Total	7,886,907	$0.45	6,204,138

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

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below for each of the years in the five-year period ended December 31, 2005 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 25, 2004, WidePoint acquired the stock of Operational Research Consultants, Inc. (“ORC”), a Virginia corporation. The accompanying financial data includes the accounts of ORC as of the date of the acquisition. A further description of that purchase is set forth in the Company’s Form 8-K/A, filed on January 7, 2005 with the Securities and Exchange Commission. On April 30, 2004, WidePoint closed on the acquisition of Chesapeake Government Technologies, Inc. (“Chesapeake”), a Delaware corporation. A further description of that purchase is set forth in the Company’s Form 8-K, filed on May 14, 2004.

The reflected changes as a result of the acquisitions and disposition described above along with the Company’s strategy to continue to acquire additional businesses might cause the data described in the tables below not to be indicative of the Company’s future financial condition or results of operations.

Selected Financial Data

	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$13,263,164	$5,542,118	$3,293,508	$3,495,160	$5,902,728
Cost of revenues	11,868,292	4,484,469	2,460,281	2,489,983	3,122,061

Gross Profit	1,394,872	1,057,649	833,227	1,005,177	2,780,667
Sales and marketing expense	701,162	596,564	430,065	525,322	614,786
General and administrative expense	2,907,663	1,626,454	693,220	643,771	2,549,661
Facilities closing expense	--	--	--	--	43,500
Disposition of subsidiary	--	--	--	--	--
Impairment of long-term assets	--	--	--	--	5,853,693
Depreciation and amortization	25,217	15,713	12,777	51,792	545,290

Loss from operations	(2,239,170)	(1,181,082)	(302,835)	(215,708)	(6,826,263)

Other income (expense):
Interest income	6,961	5,841	11,551	17,658	44,655
Interest expense	(164,692)	(38,144)	(1,304)	(1,559)	(5,231)
Loss from financial instruments	(5,405,601)	(3,070,617)	--	--	--
Other	2,135	2,118	1,500	140,000	--

Net loss before income taxes	(7,800,367)	(4,281,884)	(291,088)	(59,609)	(6,786,839)
Income taxes (benefit)	(355,420)	(816)	--	--	--

Net loss	$(7,444,947)	$(4,281,068)	$(291,088)	$(59,609)	$(6,786,839)

Basic and diluted loss per share	$(0.30)	$(0.26)	$(0.02)	$(0.00)	$(0.52)

Basic and diluted weighted average
shares outstanding	25,103,257	16,657,947	15,579,913	14,243,310	12,984,913

Dividends	--	--	--	--	--
Total Assets	$10,676,892	$8,391,426	$1,465,645	$1,921,868	$2,193,339
Long-term debt	--	--	--	--	--
Long-term obligations (Capital leases only)	--	--	--	--	6,421
Capital leases, current portion	--	--	--	6,421	18,009

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

        WidePoint is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of credentialing services and PKI eAuthentication. Our subsidiary ORC is the leading provider of high-level PKI services to the federal government. We intend to grow significantly over the next few years through a combination of aggressive organic growth, the acquiring of selective strategic assets and by driving operational efficiencies among our subsidiaries.

        WidePoint Corporation was incorporated in Delaware on May 30, 1997. Our staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

        From 2000 through 2003, we undertook several initiatives in an effort to transition from a millennium solutions provider to an integrated IT services company with a focus on the evolving requirements of our customers and target markets.

        As a result of those initiatives, in 2004, we acquired Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. (“ORC”) as part of our strategy to refocus our business development initiatives toward the substantial increase in government spending on security, infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for improved systems and process expertise across most federal, state and local government markets.

        In 2005, WidePoint focused on the consolidation of its recent acquisitions, continuing rollout of the ORC Public Key Infrastructure (“PKI”) initiative, and continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. The Company intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, the Company is continuing to actively search out new synergistic acquisitions that WidePoint believes will further enhance the present base of business, which has been augmented by its recent acquisitions and internal growth initiatives.

As a result of these actions in 2005, the Company’s revenues for the period ending December 31, 2004 increased by approximately 142% from approximately $5.5 million in 2004 to $13.3 million in 2005. This increase was materially due to the additional revenues generated from the acquisition of ORC. As a result of the revenues provided by the acquisition of ORC taken together with the results of WidePoint’s revenues for the same period, the combined total materially affects the comparability of the information reflected in the selected consolidated financial information presented above, and therefore may not be indicative of the Company’s future financial condition or results of operations. Further, as the Company attempts to continue to implement its strategy of strategic growth driven both by internal growth and potential merger and acquisition activity, we believe that future performance may continue to affect the comparability of the information reflected in the selected consolidated financial information presented above.

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

        The Company reported non-cash losses from financial instruments of $3.1 million and $5.4 million in 2004 and 2005, respectively. The recognition of the financial instruments resulted from the warrants issued in October 2004 to Barron in connection with a preferred stock financing and the related cash penalty provision in the registration rights agreement entered into by the Company and Barron in connection therewith. The warrants were required under EITF 00-19 to be accounted for as a liability and periodically marked-to-market upon conversion of the warrants to reflect changes in the market value of the common stock underlying the warrants. Consequently, due to the significant increases in the market value of the common stock during 2004 and 2005, non-cash losses from the financial instruments were recognized during those years. All of Barron’s warrants were exercised by it prior to the end of 2005, so there was no recognition of the financial instruments at December 31, 2005 and there will be no need to recognize the financial instruments or record any loss or gain therefrom in future financial statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Accounting for certain consulting fees;

•	Goodwill;

•	Intangibles;

•	Accounting for income taxes.

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

Revenue Recognition

The majority of WidePoint’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at December 31, 2005 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Allowance for Doubtful Accounts

WidePoint determines its Allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. Because of the Company’s history of minimal credit losses and the nature of the Company’s customers at the time, no allowance for doubtful accounts was believed necessary at December 31, 2005 and 2004.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. Goodwill is a significant item on the Company’s balance sheet and represents approximately 24% of our total assets as of December 31, 2005. Goodwill is identified on the face of the Balance Sheet.

Intangibles

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. The application of purchase accounting to a business acquisition requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each.

The intangibles recognized in the acquisition are amortized over the Company’s estimate of their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

As of December 31, 2005, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets. Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 17% of our total assets. Any impairment as a result of the estimate utilizing net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Long-lived assets are identified on the face of the Balance Sheet as Intangibles. Amortization of Intangibles is identified on the face of the Statement of Operations within Cost of Sales.

The Company’s senior management has discussed the development and selection of the accounting estimates relating to the purchase accounting for the ORC acquisition, the amortization period of the acquired intangibles and the lack of impairment of the assets, and the MD&A disclosure regarding those estimates, with the audit committee of the Company’s board of directors. Also, the Company engaged MP&S Valuations to perform an independent analysis to provide a qualified opinion on the Company’s methodology and calculations in determining the related intangibles valuations associated with the purchase accounting for the ORC acquisition.

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

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2024. As such, the Company has recorded a full valuation allowance against net deferred tax assets. WidePoint believes that its estimates are reasonable, given the lack of historical earnings and the fact that there may be significant limitations placed on the use of the NOL carryforwards. There is, however, a significant possibility that the Company will have sufficient income in the future to utilize substantial portions of the deferred tax assets. No assurance can be given that the final outcome of these matters will not be different than that which is. Such a change in the estimate reflected in the historical income tax provisions could have a material effect on the income tax provision and net income in the period in which such determination is made.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25, intrinsic value method of accounting, which the Company is currently using.

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

In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". FSP 109-1 clarifies SFAS No. 109‘s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3", which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29". APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2005 Compared to the Year ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005, were approximately $13.3 million, an increase of $7.8 million, as compared to revenues of approximately $5.5 million for the year ended December 31, 2004. The 142% increase in revenues in 2005 was primarily attributable to revenues of Operational Research Consultants, Inc. (“ORC”). ORC contributed approximately $9.7 million in revenues for the year ended December 31, 2005, as compared to $2.2 million for the year ended December 31, 2004 subsequent to its acquisition by the Company on October 25, 2004.

Gross profit. Gross profit for the year ended December 31, 2005, was approximately $1.4 million, or 11% of revenues, an increase of $0.3 million as compared to gross profit of approximately $1.1 million, or 19% of revenues, for the year ended December 31, 2004.

The increase in the amount of gross profit was primarily attributable to the increased revenues, partially offset by the recording of the issuance of 1,905,390 shares of the Company’s Common Stock in 2005, as compared to the issuance of 544,398 shares in 2004, to the former Chesapeake shareholders as a result of Chesapeake meeting performance measures related to the realization of revenues by ORC during 2005 and the fourth quarter ended December 31, 2004, respectively. The release of those shares from escrow represented a compensation expense in cost of revenues of approximately $1,900,000 and $381,000 in 2005 and 2004, respectively. The compensation expense associated with Chesapeake meeting performance measures related to the realization of revenues by ORC was concluded as of December 31, 2005.

The cost elements related to consultant salaries, benefits and expenses at both ORC and WidePoint are substantially similar.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2005 were approximately $0.7 million, or 5% of revenues, as compared to $0.6 million, or 11% of revenues, for the year ended December 31, 2004. The $0.1 million increase in sales and marketing expenses for the year ended December 31, 2004, was primarily attributable to an increase in the amount of sales and marketing expenditures as a result of the Company’s recent acquisition of ORC. During 2005 we focused our efforts on completing the development of our PKI services and as a result our sales and marketing efforts were only slightly increased.

General and administrative. General and administrative expenses for the year ended December 31, 2005 were approximately $2.9 million, or 22% of revenues, as compared to $1.6 million, or 29% of revenues, for the year ended December 31, 2004. The $1.3 million increase in general and administrative expenses in 2005 was primarily attributable to an increase in the amount of general and administrative expenses associated with the acquisitions of both Chesapeake and ORC, the Company’s implementation of its federal sector business initiative, while 2004 included the recording of the issuance 500,000 shares of the Company’s common stock to TriPoint Capital Advisors for corporate advisory services that resulted in a compensation expense of approximately $72,000.

Interest income (expense). Interest income for the year ended December 31, 2005 was $6,961, an increase of $1,120, or 19%, as compared to $5,841 for the year ended December 31, 2004. The increase in interest income in 2005 was primarily attributable to greater amounts of available cash and other securities. Interest expense for the year ended December 31, 2005 was $164,692, an increase of $126,548, or 332%, as compared to $38,144 in interest expense for the year ended December 31, 2004. The increase in interest expense in 2005 was primarily attributable to the Company’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

Loss from Financial Instruments. The Company recognized a non-cash loss from financial instruments of approximately $5.4 million for the year ended December 31, 2005, as compared to a non-cash loss from financial instruments of $3.1 million for the year ended December 31, 2004. The recognition of the financial instruments resulted from the warrants issued in October 2004 to Barron Partners, LLP in connection with a preferred stock financing, and the related cash penalty provision in the registration rights agreement entered into by the Company and Barron in connection therewith. The warrants were required under EITF 00-19 to be accounted for as a liability and marked-to-market upon conversion of the warrants to reflect changes in the market value of the common stock underlying the warrants. The loss from financial instruments is based on the difference between the fair value of the warrants and the market price of the common stock underlying them. For the nine months ended September 30, 2005, the Company recorded a $1.2 million gain from financial instruments as a result of a decline in the market value of the Common Stock during the nine-month period. However, a loss from financial instruments of $6.6 million was recorded for the quarter ended December 31, 2005 as a result of the significant increase in the market value of the Company’s Common Stock during that quarter. Consequently, a cumulative loss from financial instruments of $5.4 million was recorded for the full year ended December 31, 2005. All of Barron’s warrants were exercised by it prior to the end of 2005, so there was no recognition of the financial instruments at December 31, 2005 and there will be no need to recognize the financial instruments or record any loss or gain therefrom in future financial statements.

Income taxes (benefit). Income taxes (benefit) for the year ended December 31, 2005 was $355,420, an increase of $354,604, as compared to $816 for the year ended December 31, 2004. The increase in income taxes (benefit) for the year ended December 31, 2005 was the result of our determination that we were able to offset all of the ORC tax liabilities with WidePoint’s tax losses.

Net loss. As a result of the above, the net loss for the year ended December 31, 2005 was approximately $7.4 million, an increase of $3.1 million, as compared to the net loss of approximately $4.3 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to the Year ended December 31, 2003

Revenues. Revenues for the year ended December 31, 2004, were approximately $5.5 million, an increase of $2.2 million, as compared to revenues of approximately $3.3 million for the year ended December 31, 2003. The 68% increase in revenues in 2004 was primarily attributable to revenues of ORC, which contributed approximately $2.2 million in revenues subsequent to its acquisition by the Company on October 25, 2004.

Gross profit. Gross profit for the year ended December 31, 2004, was approximately $1.1 million, or 19% of revenues, an increase of $0.3 million as compared to gross profit of approximately $0.8 million, or 25% of revenues, for the year ended December 31, 2003.

The increase in the amount of gross profit was primarily attributable to higher billing rates as a result of the greater demand for the IT security skill sets of the consultants at ORC, partially offset by the recording of the issuance of 544,398 shares of the Company’s common stock to the former Chesapeake shareholders as a result of meeting performance measures related to the realization of revenues by ORC during the fourth quarter ended December 31, 2004. The release of those shares from escrow represented a compensation expense in cost of revenues of approximately $381,000.

The cost elements related to consultant salaries, benefits and expenses at both ORC and WidePoint are substantially similar. ORC’s ability to contain its salary, benefit, and other cost elements on both an absolute and per capita basis, while revenue per capita was increasing, resulted in WidePoint’s realization of an improvement in gross profit for the year ended December 31, 2004 as compared to December 31, 2003.

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

General and administrative. General and administrative expenses for the year ended December 31, 2004 were approximately $1.6 million, or 29% of revenues, as compared to $0.7 million, or 21% of revenues, for the year ended December 31, 2003. The $0.9 million increase in general and administrative expenses in 2004 was primarily attributable to an increase in the amount of general and administrative expenses associated with the acquisitions of both Chesapeake and ORC, the Company’s implementation of its federal sector business initiative and the recording of the issuance 500,000 shares of the Company’s common stock to TriPoint Capital Advisors for corporate advisory services that resulted in a compensation expense of approximately $72,000.

Interest income (expense). Interest income for the year ended December 31, 2004 was $5,841, a decrease of $5,710, or 51%, as compared to $11,551 for the year ended December 31, 2003. The decrease in interest income in 2004 was primarily attributable to lesser amounts of available cash and other securities. Interest expense for the year ended December 31, 2004 was $38,144, an increase of $36,840, or 2,725%, as compared to $1,304 in interest expense for the year ended December 31, 2003. The increase in interest expense in 2004 was primarily attributable to the Company’s increase in interest expense associated with its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

Loss from Financial Instruments. The Company recognized a loss from financial instruments of approximately $3,071,000 in the year ended December 31, 2004, which was based on the difference between the fair value of the warrants issued to Barron in connection with the preferred stock financing and the market price of the common stock underlying such warrants at December 31, 2004. No such financial instruments or loss was recognized in the year ended December 31, 2003.

Net loss. As a result of the above, the net loss for the year ended December 31, 2004 was approximately $4.3 million, an increase of $4.0 million, as compared to the net loss of approximately $0.3 million for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2005 and 2004, operations were materially financed with working capital, senior debt, the proceeds from a convertible preferred stock issuance, and stock option and warrant exercises.

Cash provided by operating activities for the year ended December 31, 2005, was approximately $246,000 as compared to cash used in operating activities of approximately $280,000 for the year ended December 31, 2004. The increase in cash balances available for operating activities for the years ended December 31, 2005 and 2004, respectively, were primarily a result of the exercise of all Barron’s warrants. Capital expenditures in property and equipment were approximately $3,400 for the year ended December 31, 2005, as compared to capital expenditures in property and equipment of approximately $15,000 for the year ended December 31, 2004.

The Company had material increases in our balance sheet in cash and cash equivalents, accounts receivables, prepaid expenses, intangibles, and other assets offset by a decrease in goodwill, increases in accounts payable, deferred revenue and income taxes payable, and a decrease in short term borrowings and financial instruments as of December 31, 2005 as compared to December 31, 2004. The increase in the assets and decrease in the liabilities in our balance sheet were primarily due to our recent acquisition of ORC and the exercise of the Barron warrants. Accounts receivable increased as a result of the increase in revenues from ORC and prepaid expenses increased as a result of the additional cost associated with operating ORC. The increase in accounts receivable attributable to the ORC acquisition allowed the Company to secure from RBC Centura Bank a senior line of credit from RBC Centura Bank for up to $2.5 million dollars. The line of credit allowed the Company to partially finance the purchase of ORC and presently provides additional liquidity and working capital for the Company. As a result of the acquisition of ORC, the Company’s accounts receivable aging measurement criteria has declined. This has primarily been as a result of a longer payment cycle at ORC. ORC invoices monthly while WidePoint invoices, weekly and monthly. As a result of the monthly billing cycle at ORC, the Company has experienced a longer average period to collect its accounts receivable from its clients. As of December 31, 2004, the Company has not witnessed any problems associated with collectibility or billing problems with any major customers or any significant changes in credit terms, collection efforts, credit utilization and/or delinquency policies. Goodwill decreased as a result of the settlement of a working capital deficit with the ORC shareholders which resulted in a reduction of the purchase price. Intangible assets increased as a result of the increased investment to ORC’s PKI credentialing services. Accounts payable increased as a result of the higher level of costs of operating ORC.

As of December 31, 2005, the Company had net working capital of approximately $3.0 million. WidePoint’s primary source of liquidity consists of approximately $2.5 million in cash and cash equivalents and approximately $3.3 million of accounts receivable. Current liabilities include approximately $2.9 million in accounts payable and accrued expenses; no balance in the line of credit with RBC Centura Bank; and no balance in financial instruments which may be converted to equity upon the extinguishment of the Company’s liquidation damages clause within the registration rights agreement entered into with Barron.

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

Pursuant to the registration rights agreement, between Barron and WidePoint, related to the stock issuances described in the preceding paragraph, WidePoint filed a registration statement on January 5, 2005, covering the resale of the shares of Common Stock issuable upon conversion and/or exercise of the Series A Convertible Preferred Stock and the warrants issued to Barron. Under the agreement, if the registration statement was not declared effective by April 23, 2005 and thereafter kept effective through October 20, 2007, subject to permissible blackout periods and registration maintenance periods, then WidePoint would be required to pay Barron a maximum penalty of up to $20,000 for each month the registration statement was not effective. Barron waived this penalty provision through February 9, 2006, when the registration statement was declared effective by the SEC.

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. No borrowings under the line of credit were outstanding at December 31, 2005. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Our failure to comply with the restrictive covenants under our revolving credit facility could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants with which we have not been compliant have either been amended or waived and we continue to work with RBC-Centura to structure appropriate covenants that match our present business condition and environment. At December 31, 2005 we currently are not in compliance with two of our covenants, which includes our EBITDA to debt ratio covenant and our net income covenant. RBC-Centura has extended our line of credit until June 1, 2006 and continues to let us draw from this line. RBC-Centura is presently waiting for the completion of our audited financial statements so they may structure appropriate convenants that match our present business condition and environment. Presently we have no borrowings under our line of credit but if we were to effect borrowings and were forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased cost and rate. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners, LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-2 years	3-4 years	More than 5 years
Long-Term	$--	$--	$--	$--	$--
Capital Lease	--	--	--	--	--
Convertible debt	--	--	--	--	--
Operating lease (1)	1,477,618	525,340	499,530	452,748	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities	--	--	--	--	--

Total	$1,477,618	$525,340	$499,530	$452,748	$--

(1)     WidePoint’s office located at One Lincoln Center, Oakbrook Terrace, Illinois 60181 has a lease which runs through July 31, 2007, with payments in 2006 representing an obligation of approximately $44,100 and payments in 2007 representing obligations of approximately $26,400. The office at 1736 South Park Court, Chesapeake, VA has a lease which runs through April 30, 2006, with payments in 2006 representing an obligation of approximately $9,000. The office at 11250 Waples Mill Rd., Fairfax, VA, has a lease which runs through March 15, 2009, with payments in 2006 representing an obligation of approximately $354,700 and payments in 2007 through 2009 representing obligations of approximately $832,900. The office at 1625 Prince St., Alexandria, VA, has a lease, which runs through January 31, 2008, with payments in 2006 representing an obligation of approximately $94,400 and payments in 2007 through 2008 representing obligations of approximately $97,200.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated principally with changes in interest rates associated with its senior short-term line of credit provided by RBC-Centura. No borrowings under that line of credit were outstanding at December 31, 2005. These borrowings bear interest at variable rates and are determined by the Prime Rate. A hypothetical 10% increase in interest rates would have increased the Company’s annual interest expense for the year ended December 31, 2005 by less than $4000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By letter dated February 24, 2006, the Audit Committee of the Board of Directors of WidePoint Corporation (the "Company") informed the firm of Grant Thornton LLP ("Grant Thornton") that it was dismissed and would no longer serve as the Company’s independent accounting firm effective February 24, 2006. There were no disagreements with Grant Thornton. For information regarding Grant Thornton’s previous determination that the Company had certain material weaknesses in its internal control over financial reporting, reference is made to the Company’s Form 8-K dated February 24, 2006 reporting the change in the Company’s independent accounting firm and Item 9A below.

On February 24, 2006, the Audit Committee of the Board of Directors of the Company engaged the independent accounting firm of Epstein, Weber and Conover PLC ("Epstein Weber") to serve as its new independent accounting firm effective February 24, 2006.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 required by Rule 13a-15(b) under the Securities Exchange Act of 1934 and conducted by the Company’s chief executive officer and chief financial officer, such officers concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. That conclusion was based on the fact that during the first quarter of 2005, the Company identified a material weakness in its internal control over financial reporting due to insufficient technical accounting expertise within the accounting function to resolve non-routine or complex accounting and tax matters such as those that occur in connection with a material acquisition such as the Company’s recent acquisition of Operational Research Consultants, Inc. The existence of that weakness was further demonstrated by the subsequent determination during 2005 of the need for certain financial statement corrections and restatements. Additional information regarding those matters is set forth below under “Changes in Internal Control Over Financial Reporting.” As a result of that material weakness, the Company failed to timely file its Annual Report on Form 10-K for the year ended December 31, 2004. The Company filed a Form 12b-25 extending the March 31, 2005 filing due date for the report to April 15, 2005, but did not file the report until April 19, 2005.

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

        In addition, during the fourth quarter of 2005, as a result of comments raised by the SEC in connection with the Company’s Registration Statement on Form S-1, the Company determined it would be necessary to restate prior financial statements to (i) reclassify the amortization expense associated with the acquisition of ORC to cost of sales, (ii) reclassify the Company’s preferred stock as temporary preferred stock, and (iii) expense certain costs associated with the Company’s acquisition of Chesapeake.

        The material weaknesses in our internal control over financial reporting identified at the end of each of the quarters in 2005 and at December 31, 2005, resulted from insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with: (i) our acquisition of ORC in October 2004; (ii) the determination of the proper accounting treatment of the “financial instrument” relating to the warrants issued by the Company to Barron in October 2004; and (iii) the determination of the proper accounting treatment of the shares of Common Stock issued and held in escrow following the acquisition by the Company of Chesapeake in April 2004. The material weaknesses in internal controls resulted in: (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004; (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004; (iii) the need to reclassify the amortized costs relating to the ORC acquisition in cost of sales and not in amortization and depreciation, and to record the convertible preferred stock issued to Barron as temporary preferred equity and not permanent preferred equity; and (iv) the need to restate our financial statements for the year ended December 31, 2004 and the first three quarters of 2005 to reflect changes in our accounting relating to the Chesapeake acquisition. The Chesapeake-related restatements: (i) eliminated the intangible asset associated with the acquisition; (ii) reversed the related amortization expense; (iii) expensed as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other direct costs at the time of the acquisition; (iv) recorded and expensed as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004; (v) expensed in cost of sales and recorded the value of those shares in equity meeting the contractual performance measures that would result in the release of those shares from escrow after the filing of the Company’s Form 10-K for the year ended December 31, 2005; and (vi) recorded the shares in equity as Common Stock issuable until such time as they can be reclassified as Common Stock issued shares upon the release of the shares from escrow.

        We began the remediation of the weakness in our internal control over financial reporting by the employment of a consulting firm in January 2005 with the requisite accounting expertise to resolve the above issues, which arose as a result of accounting comments raised by the SEC in connection with its review of the Company’s annual and quarterly reports. We believe that the past results of the above material weaknesses in our internal control over financial reporting, and related ineffective disclosure controls and procedures resulting therefrom, were remedied on January 19, 2006 upon the filing by the Company of amendments to its prior periodic reports containing restated financial statements reflecting the resolution of the above accounting issues. We believe that internal control weakness itself has been remedied as of March 2006. The total costs associated with the remediation were not material in amount.

ITEM 9B. OTHER INFORMATION.

None.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2006:

Name	Age	Position
Steve Komar	64	Chief Executive Officer and Chairman
James McCubbin	42	Vice President, Chief Financial Officer,
		Secretary and Director
James Ritter	61	Director and Assistant Secretary
Morton Taubman	62	Director, Chairman of the Audit
		Committee
Mark Mirabile	43	Vice President, Chief Operations Officer
		and Director
Daniel Turissini	46	Vice President, Chief Technology Officer
		and Chief Executive Officer and
		President-Operational Research
		Consultants, Inc.

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

        James T. McCubbin has served as a director and as our Secretary and Treasurer since November 1998. Since August 1998, Mr. McCubbin has also served as our Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.

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

        Morton S. Taubman has served as a director since his appointment on March 10, 2006 to serve out the remaining term of G.W. Norman Wareham who resigned his position on March 7, 2006. Mr. Taubman is also the Chairman of the Audit Committee. Mr. Taubman is an attorney and certified public accountant with an expertise in corporate law, government contracting and international relations. Prior to forming his own law firm on, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior and executive partner at Ginsburg, Feldman and Bress, LLP an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, a partner at Coopers & Lybrand and a special agent with the U.S. Treasury Department. Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University. He presently also serves as special corporate counsel to Global Options Group, Inc. and Global Options, Inc., a company focusing on U.S. federal security services and as general counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor. He holds a bachelor’s degree in accounting from the University of Baltimore, a J.D. in Law from the University of Baltimore Law School and a Master of Law degree from Georgetown.

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

        Daniel Turissini has served as the Vice President and Chief Technology Officer of WidePoint since December 2005. Mr. Turissini has also served as the Chief Executive Officer of Operational Research Consultants, Inc. (“ORC”), a wholly-owned subsidiary, since our acquisition of ORC on October 25, 2004. Mr. Turissini was a founding partner of ORC in 1991 and served as ORC’s principle operating officer since its inception. An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC. While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD (a user community of approximately 36 million personnel, devices, and applications) and has been certified as the first of three certificate authorities for the Department of Defense’s External Certificate Authority (ECA) program and by the General Services Administration to provide Access Certificates for Electronic Services (ACES). From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc. From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate. Mr. Turissini is a graduate of the United States Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.

        Our executive officers are elected by and serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or directors.

Code of Ethics

The Company’s Board of Directors recently adopted a code of ethics for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at www.widepoint.com.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the annual salary (column c) and bonus (column d) paid and options granted (column g) during each of the past three years to the Chief Executive Officer of the Company, as well as the executive officers of the Company at December 31, 2005 whose annual salary and bonus in 2005 exceeded $100,000.

Summary Compensation Table
					Long-Term Compensation
Annual Compensation					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation[1] ($)	Restricted Stock Award(s) $	Securities Underlying Options (#)	LTIP Payouts ($)
Steve Komar	2005	$40,000	$31,000	$-0-	$-0-	1,333,333	$-0-
Chief Executive Officer	2004	$40,000	$12,000	$-0-	$-0-	0	$-0-
and President	2003	$40,000	$22,000	$-0-	$-0-	100,000	$-0-

James McCubbin	2005	$119,000	$27,500	$-0-	$-0-	1,333,333	$-0-
Vice President & Chief	2004	$119,000	$31,500	$-0-	$-0-	0	$-0-
Financial Officer	2003	$119,000	$31,500	$-0-	$-0-	0	$-0-

Mark Mirabile	2005	$119,000	$27,500	$-0-	$-0-	1,333,333	$-0-
Vice President & Chief	2004	$119,000	$0	$-0-	$-0-	0	$-0-
Operations Officer	2003	$119,000	$43,500	$-0-	$-0-	0	$-0-

Dan Turissini [2]	2005	$225,000	$0	$-0-	$-0-	500,000	$-0-
Vice President & Chief	2004	$37,500	$0	$-0-	$-0-	0	$-0-
Technology Officer

1	Does not report the approximate cost to the Company of an automobile allowance furnished to the above persons, which amounts do not exceed the lesser of either $50,000 or 10% of the total of the person’s annual salary and bonuses for 2004.

2	Mr. Turissini's employment with WidePoint commenced upon the acquisition of ORC by WidePoint in October 2004.

        The following Option Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 2005 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The potential realizable value of the options are based on assumed annual 0%, 5% and 10% rates of stock price appreciation over the term of the option.

Option Grants Table
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Name	Number of Securities Underlying Options Granted (#)[1]	% of Total Options Granted to Employees in Fiscal Year[2]	Exercise Price($/SH)[3]	Expiration Date	0%	5%	10%
Dan Turissini	500,000	55.5%	$0.76	9/14/2015	$0	$235,835	$597,653

[1] The reported amount consists solely of an option granted under our 1997 Stock Incentive Plan. The option vested on December 31, 2005 and expires on September 14, 2015.

[2] Based on options and warrants for a total of 900,000 shares of Common Stock granted to all employees or directors in 2005.

[3] The per share exercise price is equal to the fair market value per share of Common Stock on the date of grant of the option.

[4] The potential realizable values shown in the columns are net of the option exercise price. These amounts assume annual compounded rates of stock price appreciation of 0%, 5%, and 10% from the date of grant to the option expiration date, a term of five years. These rates have been set by the U.S. Securities and Exchange Commission and are not intended to forecast future appreciation, if any, of our Common Stock. Actual gains, if any, on stock option exercises are dependent on several factors including the future performance of our Common Stock, overall stock market conditions, and the optionee’s continued employment through the vesting period. The amounts reflected in this table may not actually be realized.

        The following Option Exercises and Year-End Value Table is set forth herein because it sets forth, for each of the named executive officers, information regarding the number and value of unexercised options at December 31, 2005. No options were exercised by such persons during 2005.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) [1] Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($) Exercisable/Unexercisable [2]
Steve Komar	-0-	-0-	1,933,333/0(3)	$3,971,333 / $0

James McCubbin	-0-	-0-	1,834,333/0(4)	$3,709,223 / $0

Mark Mirabile	-0-	-0-	1,834,333/0(5)	$3,709,223 / $0

Dan Turissini	-0-	-0-	500,000/0(6)	$745,000 / $0

[1]	The reported options were granted to the named executive officer under our 1997 Stock Incentive Plan (the “Plan”).
[2]	Market value of underlying shares at December 31, 2005, minus the exercise price.

3	The above-reported options entitle Mr. Komar to purchase (i) 500,000 shares of Common Stock that may be purchased by Mr. Komar at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (ii) 50,000 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iii) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, and (iv) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. Komar on July 14, 2004.

4	The above-reported options entitle Mr. McCubbin to purchase (i) 500,000 shares of Common Stock that may be purchased by Mr. McCubbin at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (ii) 1,000 shares of Common Stock that may be purchased by Mr. McCubbin at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000 and (iii) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. McCubbin on July 14, 2004.

5	The above-reported options entitle Mr. Mirabile to purchase (i) 500,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (ii) 1,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000 and (iii) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 13, 2009 pursuant to a warrant issued to Mr. Mirabile on July 14, 2004.

6	The above-reported options entitle Mr. Turissini to purchase (i) 500,000 share of Common Stock that may be purchased by Mr. Turissini at a price of $0.76 per share until September 14, 2015, pursuant to a stock option grant to him on September 14, 2005.

        No Long-Term Incentive Plan Awards Table is set forth herein because no long-term incentive plan awards were made to the above-named executive officers during 2005.

Employment Agreements and Arrangements

        On July 1, 2002, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2005, the second of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $40,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, we entered into an employment agreement with James McCubbin, our Chief Financial Officer. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2005, the second of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On July 1, 2002, we entered into an employment agreement with Mark Mirabile, our Chief Operations Officer. The employment agreement had an initial term expiring on July 1, 2004 with four renewable one-year options remaining. On July 1, 2005, the second of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        On October 25, 2004, we entered into an employment agreement with Dan Turissini, our Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary Operational Research Consultants, Inc. The employment agreement has an initial term expiring on October 25, 2006. The agreement provides for (1) a base salary of $225,000 per year, (2) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

Stock Options

        1997 Stock Incentive Plan. In May 1997, the Board of Directors adopted, and in December 1997 our stockholders approved, our 1997 Stock Incentive Plan (the “Plan”), which provides for the award of a variety of equity-based incentives, including stock awards, stock options, stock appreciation rights, phantom shares, performance unit appreciation rights and dividend equivalents (collectively, “Stock Incentives”). The Plan is administered by the Compensation Committee and initially provided for the grant of Stock Incentives to our officers, key employees and consultants to purchase up to an aggregate of 10,000,000 shares of Common Stock at not less than 100% of fair market value of the Common Stock on the date granted. The vesting and exercisability of any Stock Incentives granted under the Incentive Plan is subject to the determination of and criteria set by the Committee. As of December 31, 2005, options to purchase a total of 3,892,361 shares of Common Stock under the Plan, at prices ranging from $0.07 to $1.35 per share, were outstanding, of which options to purchase 3,219,850 shares were presently exercisable. This does not include 1,333,333 warrants granted and vested to each Messrs. Komar, McCubbin, and Mirabile, which were not issued under the 1997 Stock Incentive Plan.

        1997 Directors Formula Stock Option Plan. In May 1997, the Board of Directors adopted, and in December 1997 our stockholders approved, our 1997 Directors Formula Stock Option Plan (the “Director Plan”). Other than Mr. Ritter, directors who are not employed by us and who do not perform services for us are eligible to receive options under the Director Plan. The Director Plan is administered by a committee that presently consists of Messrs. Komar and McCubbin. Options become exercisable when vested and expire ten years after the date of grant, subject to such shorter period as may be provided in the agreement. A total of 140,000 shares of Common Stock are reserved for possible issuance upon the exercise of options under the Director Plan. During 2004, options granted to and vested with the directors were returned to us. There are no options presently outstanding under the Director Plan.

        Other Options. Options were granted on April 21, 2003 by the Board of Directors outside of the Director Plan to Mr. Ritter, who abstained from voting on such matter, to purchase (i) 50,000 shares of Common Stock at a price of $0.09 per share through April 21, 2013, of which options to purchase 25,000 shares vested on July 21, 2003, 12,500 shares vested on April 21, 2004, and the remaining 12,500 shares vested on April 21, 2005, and (ii) 50,000 shares of Common Stock at a price of $0.13 per share through December 31, 2013 with all of the shares vesting on December 31, 2004.

Directors’ Fees

        Directors who are not also officers or employees receive an annual fee of $12,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of our Common Stock beneficially owned as of December 31, 2005 by: (i) each person known to be the beneficial owner of 5% or more of such class of securities, (ii) each director and (iii) all directors and officers as a group.

Directors, Nominees and 5% Stockholders	Number of Shares of Common Stock (1)	Percent of Outstanding Common Stock (1)
Endurance Partners, (Q.P.), L.P. (2)	2,364,600	5.2%
Steve Komar (3)	2,798,833	6.1%
Norman Wareham (4)	75,000	0.1%
James McCubbin (5)	2,699,333	5.9%
James Ritter (6)	100,000	0.1%
Mark Mirabile (7)	2,869,333	6.3%
Daniel Turissini (8)	1,375,000	3.0%
All directors and
officers as a group
(6 persons) (9)	9,917,499	21.8%

(1)	Assumes in the case of each stockholder listed in the above list that all presently exercisable warrants or options held by such stockholder were fully exercised by such stockholder, without the exercise of any warrants or options held by any other stockholders.

(2)	The address of Endurance Partners, (Q.P.), L.P. is 4514 Cole Avenue, Suite 808, Dallas, Texas.

(3)	Includes (i) 865,000 shares of Common Stock purchased by Mr. Komar on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 500,000 shares of Common Stock that may be purchased by Mr. Komar at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (iii) 50,000 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iv) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, with all such shares fully vesting on December 31, 2004 or by an earlier vesting decision as may be granted by the Compensation Committee, and (v) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(4)	Includes (i) 25,000 shares of Common Stock that may be purchased by Mr. Wareham at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003 under the Plan, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003. Mr Wareham resigned from the Board of Directors on March 7, 2006.

(5)	Includes (i) 865,000 shares of Common Stock purchased by Mr. McCubbin on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 500,000 shares of Common Stock that may be purchased by Mr. McCubbin at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iii) 1,000 shares of Common stock that may be purchased by Mr. McCubbin at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (iv) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(6)	Includes (i) 1,500 shares of Common Stock owned directly by Mr. Ritter, (ii) 50,000 shares of Common Stock that may be purchased by Mr. Ritter at a price of $0.09 per share until April 24, 2013, pursuant to a stock option granted to him on April 24, 2003 under the Plan, and (iii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003.

(7)	Includes (i) 865,000 shares of Common Stock purchased by Mr. Mirabile on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 170,000 shares of Common Stock issued to Mr. Mirabile in December 1998 in connection with our prior acquisition of Eclipse, (iii) 500,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iv) 1,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (v) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(8)	Includes (i) 875,000 shares of Common Stock issued to Mr. Turissini in connection with our acquisition in October 2004 of Operational Research Consultants, Inc. (“ORC”), and (ii) 500,000 shares of Common Stock that may be purchased by Mr. Turissini at a price of $0.76 per share until September 14, 2015, pursuant to a stock option grant to him on September 14, 2005 . Does not include 1,851,852 shares which are held in escrow and subject to possible return to us in the event ORC does not achieve certain performance levels on a post-closing basis as provided in such acquisition agreements.

(9)	Includes the shares referred to as included in notes (3), (4), (5), (6), (7) and (8), above. Does not include the shares referred to as not included in note (8) above.

Barron Partners Stock Ownership

        In October 2004, we completed a financing with Barron Partners L.P. (“Barron”) for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. As a result of the financing, and giving effect ot Barron’s conversion of Series A Convertible Preferred Stock and exercise of warrants during April, May, August, September, and December 2005, Barron owns 1,195713 shares of our Series A Convertible Preferred Stock, which are convertible into a total of 11,957,139 shares of Common Stock and no common shares related to its warrants. As a result of the conversion of Series A Convertible Preferred Stock and the exercise of warrants during April, May, August, September, and December 2005, Barron owns 1,328,572 shares of our Common Stock as of December 31, 2005. Barron’s rights to convert such Series A Convertible Preferred Stock are subject to contractual limitations which restrict its ability to acquire such shares at any time in the event Barron would own more than a total of 4.99% of the outstanding shares of Common Stock following such conversion and/or exercise. The aforementioned restriction may be removed by Barron upon 61 days notice to us from Barron, but in the event that Barron elects to remove such restriction, then Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of Common Stock at any time. Assuming that Barron elects to remove the restriction on its ability to own no more than 4.99% of the outstanding shares of Common Stock, then in the event Barron were to convert all of its Series A Convertible Preferred Stock into shares of Common Stock, then it would own an aggregate of 29% of the then outstanding shares of Common Stock, subject to the above-described voting restriction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Promissory Notes with Executive Officers of the Company

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Messrs. Komar, McCubbin and Mirabile, the Company privately sold 865,000 shares of Common Stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration for the issuance by each such person to the Company of a three-year full-recourse promissory note in the principal amount of $181,650 (which equals $0.07 per share, being the closing price of the Common Stock on July 8, 2002) and bearing interest at 5% per annum, with equal annual principal payments of $60,550 being due on July 5th of each year. In 2005, the largest aggregate amount of indebtedness outstanding under these promissory notes equaled the total of the following approximate amounts for each such person: Mr. Komar — $44,000; Mr. McCubbin — $44,000; and Mr. Mirabile — $44,000. In 2004 and 2005, the largest aggregate amount of indebtedness outstanding under these promissory notes equaled the total of the following approximate amounts for each such person: Mr. Komar – $24,000; Mr. McCubbin – $24,000; and Mr. Mirabile – $24,000. As of December 31, 2005, there was no amount of indebtedness outstanding under these promissory notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company paid Grant Thornton LLP approximately $165,194 and $53,000 in audit and review fees for fiscal year 2005 and 2004, respectively. The Company will pay Epstein, Weber & Conover, PLC $40,000 plus expenses for the audit and review fees associated with the Company’s 2005 audit.

Audit-Related Fees

The Company did not pay Grant Thornton LLP any audit-related fees for fiscal year 2005 or 2004, respectively.

Financial Information Systems Design and Implementation Fees

The Company did not pay Grant Thornton LLP any financial information systems design and implementation fees for fiscal year 2005 or 2004, respectively.

Tax Fees

The Company did not pay Grant Thornton LLP any tax fees for fiscal year 2005 or 2004, respectively.

All Other Fees

The Company did not pay Grant Thornton LLP any nonaudit fees for fiscal year 2005 or 2004, respectively.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)        Financial Statements and Financial Statement Schedule

(1) Financial Statements:

Report of Epstein Weber & Conover LLP, Independent Registered Public Accounting Firm

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2005, 2004, and 2003

Consolidated Statements of Cash Flow for the Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

        (b)     Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement among ZMAX Corporation, Michael C. Higgins and Michael S. Cannon, dated November 6, 1996, for the acquisition of Century Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

2.2	Agreement and Plan of Merger between ZMAX Corporation and New ZMAX Corporation, dated June 10, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant's Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Form of Warrant to Purchase Common Stock of ZMAX Corporation. (Incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.1	ZMAX Corporation 1999 Stock Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.2	Form of ZMAX Corporation 1999 Non-qualified Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.3	ZMAX Corporation 1999 Directors Formula Stock Option Plan. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.4	Form of ZMAX Corporation Directors Formula Stock Option Award (form of grant and vesting schedule). (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.5	Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

____________________
* - Management contract or compensatory plan

10.6	First Amendment to the Employment Agreement between Century Services, Inc. and Michael C. Higgins, dated May 21, 1999. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.7	Employment Agreement between Century Services, Inc. and Joseph Yeh, dated June 18, 1999. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.8	Separation Agreement between Century Services, Inc. and Michael S. Cannon, dated April 22, 1999. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.9	Consulting Agreement among ZMAX Corporation, MBY, Inc. and Michel Berty, dated April 1, 1999. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.10	Consulting Agreement among ZMAX Corporation, Wareham Management Ltd. and G.W. Norman Wareham, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.11	Consulting Agreement between ZMAX Corporation and Shafiq Nazerali, dated May 30, 1999. (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)*

10.12	Earn Out Stock Escrow Agreement among ZMAX Corporation, Michael C. Higgins, Michael S. Cannon and Powell, Goldstein, Frazer & Murphy, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.13	ZMAX Corporation Stockholders Agreement among Michael C. Higgins, Michael S. Cannon and ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.14	Stock Pledge and Security Agreement from Michael C. Higgins in favor of ZMAX Corporation, dated November 6, 1996. (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

____________________
* - Management contract or compensatory plan

10.15	Letter Agreement among ZMAX Corporation, IMS International, Inc., Wan Hsien Information International Corporation, Ltd., Multi-Dimension International, and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.16	Letter Agreement between ZMAX Corporation and Institute for Information Industry Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999. (Incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.17	Letter Agreement between ZMAX Corporation and Wan Hsien Information International Corporation Ltd. Regarding the Purchase by ZMAX Corporation of the "COCACT" Software Program, dated April 30, 1999, as amended. (Incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.18	Conversion Agreement between Fiserv Federal Systems, Inc. and ZMAX Corporation, dated April 28, 1999. (Incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.19	Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.20	Investor Relations Consulting Agreement between ZMAX Corporation and Investor Communications Company, LLC, dated as of May 20, 1999. (Incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

10.21	Agreement and Plan of Merger, dated as of December 14, 1998, by and among ZMAX Corporation, Eclipse Acquisition Corporation, Eclipse Information Systems, Inc., and Frank Schultz, Mark Mirabile, John Schultz, Scott Shedd, Brad Adams, Ron Hilicki, Fred Anderson, Harold Zimmerman, Chris Gildone, Dave Vittitow, Kristina Palmer, Tom Carroll and Gary Singer. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on December 29, 1998 (File No. 333-555993).)

____________________
* - Management contract or compensatory plan

10.22	Agreement and Plan of Merger, dated as of October 1, 1999, by and among ZMAX Corporation, Parker Acquisition Corporation, Parker Management Consultants, Ltd., Westmont Non-Grantor Trust, and Kenneth W. Parker and Jennifer L Parker. (Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report of Form 8-K, as filed on October 18, 1999 (File No. 333-55993).)

10.23	Employment Agreement between ZMAX Corporation and Michael C. Higgins, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.23 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.24	Employment Agreement between ZMAX Corporation and James T. McCubbin, dated September 1, 1999.* (Incorporated herein by reference to Exhibit 10.24 to Registrant's Report of Form 10-K, as filed on March 30, 2000 (File No. 000-23967).)

10.25	Separation Agreement between WidePoint Corporation and Michael C. Higgins, dated December 31, 2001.*

10.26	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant's Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.27	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant's Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.28	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant's Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.29	Agreement and Plan of Merger by and among WidePoint Corporation, Chesapeake Acquisition Corporation, Chesapeake Government Technologies, Inc. and Mark C. Fuller, John D. Crowley and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.30	Escrow Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.31	Stock Pledge Agreement by and among WidePoint Corporation, Mark C. Fuller, John D. Crowley, Jay O. Wright and Foley & Lardner LLP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

____________________
* - Management contract or compensatory plan

10.32	Employment and Non-Compete Agreement between WidePoint Corporation and Mark C. Fuller.* (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.33	Employment and Non-Compete Agreement between WidePoint Corporation and John D. Crowley.* (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.34	Consulting and Non-Compete Agreement between WidePoint Corporation and Jay O. Wright.* (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.35	Warrant Agreement between WidePoint Corporation and Mark C. Fuller. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.36	Warrant Agreement between WidePoint Corporation and John D. Crowley. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.)

10.37	Warrant Agreement between WidePoint Corporation and Jay O. Wright. (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on May 14, 2004.

10.38	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

10.39	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

10.40	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

10.41	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

10.42	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

10.43	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 11, 2004.)

10.44	Common Stock Purchase Warrant between the Registrant and Westcap Securities Inc. relating to 285,714 shares. (Incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.45	Common Stock Purchase Warrant between the Registrant and Westcap Securities Inc. relating to 225,714 shares. (Incorporated herein by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.)

10.46	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.47	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

21	Subsidiaries of WidePoint Corporation

23.1A	Consent of Epstein Weber & Conover LLP

23.1B	Consent of Grant Thornton LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date: March 31, 2006	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer
Date: March 31, 2006	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2006	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
Dated: March 31, 2006	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial
Officer, Secretary and Treasurer
Dated: March 31, 2006	/s/MARK MIRABILE
Mark Mirabile
Director, Vice President and Chief Operations
Officer

Dated: March 31, 2006	/s/JAMES M. RITTER
James M. Ritter
Director, Assistant Secretary
Dated: March 31, 2006	/s/MORTON S. TAUBMAN
Morton S. Taubman
Director, Chairman of the Audit Committee

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the Years ended
December 31, 2005, 2004, and 2003	F-4
Consolidated Statements of Stockholders’ Equity for the Years ended
December 31, 2005, 2004, and 2003	F-5
Consolidated Statements of Cashflows for the Years ended
December 31, 2005, 2004, and 2003	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
      of Widepoint Corporation:

We have audited the accompanying consolidated balance sheet of Widepoint Corporation and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Widepoint Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WidePoint Corporation:

We have audited the accompanying consolidated balance sheet of WidePoint Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries at December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois
April 14, 2005, except for
the effects of the restatement
as discussed in Note 1, titled
"Basis of Presentation, Organization,
and Nature of Operations" as to which
the date is January 19, 2006

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2005		2004
Assets
Current assets:
Cash and cash equivalents		$2,526,635	$463,525
Accounts receivable		3,345,272	3,007,590
Prepaid expenses and other assets		233,212	203,126

Total current assets		6,105,119	3,674,241

Property and equipment, net		55,920	80,652
Goodwill		2,526,110	2,806,440
Intangibles, net		1,762,641	1,668,945
Other assets		227,102	161,148

Total assets		$10,676,892	$8,391,426

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$		$1,592,408

Accounts payable		2,089,717	1,342,759
Accrued expenses		810,733	859,345
Deferred revenue		178,019	--
Income taxes payable		--	79,177
Short-term portion of deferred rent		4,002	2,720
Financial instruments		--	6,648,571

Total current liabilities		3,082,471	10,524,980

Long-term portion of deferred rent		3,057	7,058
Deferred income tax liability		--	221,959

Total liabilities		3,085,528	10,753,997
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 1,195,714 and 2,045,714 shares issued and outstanding,		1,196	2,046
respectively
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 110,000,000 and 50,000,000 shares authorized, respectively; 37,297,729 shares and 17,859,009 shares issued and outstanding,
respectively		37,298	17,859
Common stock issuable, $0.001 par value; 1,905,390 and 544,398 shares
		1,905	544
Stock warrants		19,916	14,291
Related party notes receivable		--	(81,100)
Additional paid-in capital		60,080,819	42,788,612
Accumulated deficit		$(52,549,770)	$(45,104,823)

Total stockholders’ equity (deficit)		7,590,168	(2,364,617)

Total liabilities, temporary equity and stockholders’ equity
(deficit)		$10,676,892	$8,391,426

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated statements of operations

	For the Years Ended December 31,
	2005	2004	2003
Revenues, net	$13,263,164	$5,542,118	$3,293,508
Cost of revenues (including depreciation and amortization of
$323,916, $46,547, and $0, respectively, and stock compensation
expense of $1,878,171, $381,079, and $0, respectively)	11,868,292	4,484,469	2,460,281

Gross profit	1,394,872	1,057,649	833,227
Sales and marketing	701,162	596,564	430,065
General and administrative	2,907,663	1,626,454	693,220
Depreciation expense	25,217	15,713	12,777

Loss from operations	(2,239,170)	(1,181,082)	(302,835)
Other income (expenses):
Interest income	6,961	5,841	11,551
Interest expense	(164,692)	(38,144)	(1,304)
Loss from financial instruments	(5,405,601)	(3,070,617)	--
Other	2,135	2,118	1,500

Net loss before provision for income taxes	(7,800,367)	(4,281,884)	(291,088)

Income tax benefit	(355,420)	(816)	--

Net loss	$(7,444,947)	$(4,281,068)	$(291,088)

Basic and diluted net loss per share	$(0.30)	$(0.26)	$(0.02)

Basic and diluted weighted-average shares outstanding	25,103,257	16,657,947	15,579,913

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity Preferred Stock		Permanent Equity Common Stock		Common Stock	Stock	Related Party Notes	Additional Paid-In	Restated Accumulated	Permanent Equity
	Shares	Amount	Shares	Amount	Issuable	Warrants	Receivable	Capital	Deficit	Total
Balance, December 31, 2003	--	$--	15,579,913	$15,580	--	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

Collections on related
party notes receivable	--	--	--	--	--	--	46,903	--	--	46,903
Issuance of common stock
Tripoint			500,000	500	--			71,928		72,428
Issuance of common stock
- Chesapeake	--	--	--	--	817	--	--	--	--	--
Issuance of common stock
issuable - Chesapeake			816,596	817	(817)			384,397		385,214
December 31, 2004
Issuance of common
stock issuable -
Chesapeake			--	--	544			380,535		381,079
Issuance of common stock
- ORC			962,500	962	--			384,038		385,000
Sale of preferred stock	2,045,714	2,046			--					--
Expenses associated from
preferred stock					--			(542,825)		(542,825)
Issuance of common
stock warrants					--	14,291				14,291
Net loss					--				(4,281,068)	(4,281,068)

Balance, December 31, 2004	2,045,714	$2,046	17,859,009	$17,859	544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

Collections on related
party notes receivable	--	--	--	--	--	--	81,100	--	--	81,100
Issuance of common stock	--	--	10,394,322	10,395	--	--	--	4,111,872	--	4,122,267
Issuance of common
stock issuable - Chesapeake	--	--	--	--	1,905	--	--	1,876,265	--	1,878,170
Conversion of preferred
stock	(850,000)	(850)	8,500,000	8,500	--	--	--	(7,650)	--	850
Costs associated from
registration statement	--	--	--	--	--	--	--	(404,872)	--	(404,872)
Warrants valuation
adjustments	--	--	--	--	--	--	--	12, 054,172	--	12,054,172
Costs associated from
warrant exercise	--	--	--	--	--			(337,580)		(337,580)
Issuance of common stock -
Chesapeake	--	--	544,398	544	(544)	--	--	--	--	--
Issuance of common
stock warrants	--	--	--	--	--	5,625	--	--	--	5,625
Net loss					--				(7,444,947)	(7,444,947)

Balance, December 31, 2005	1,195,714	$1,196	37,297,729	$37,298	1,905	$19,916	$--	$60,080,819	$(52,549,770)	$7,590,168

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,444,947)	$(4,281,068)	$(291,088)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities
Deferred tax benefit	(221,959)	(110,980)	--
Depreciation expense	28,135	15,713	12,777
Amortization expense	320,998	46,547	--
Stock compensation expense	1,883,795	882,828	--
Amortization of deferred financing costs	11,909	11,909	--
Loss on sale of property and equipment	--	(1,500)	(1,500)
Loss from financial instruments	5,405,601	3,070,617	--
Changes in assets and liabilities-
Accounts receivable	(337,682)	(179,376)	(11,435)
Prepaid expenses and other assets	165,651	(15,306)	18,579
Accounts payable and accrued expenses	434,617	280,517	(30,711)

Net cash provided by (used in) operating activities .	$246,118	$(280,099)	$(303,378)

Cashflows from investing activities:
Purchase of subsidiaries, net of cash acquired	(6,566)	(4,640,729)	--
Software development costs	(414,694)	(235,297)	--
Purchases of property and equipment	(3,403)	(15,336)	(7,802)
Proceeds from sale of property and equipment	--	1,500	1,500

Cashflows used in investing activities	$(424,663)	$(4,889,862)	$(6,302)

Cashflows from financing activities:
Borrowings on notes payable	1,109,103	1,792,408	--
Payments on notes payable	(2,701,511)	(200,000)	--
Collections on related party notes	81,100	40,000	57,053
Net payments on long-term obligations	--	--	(6,421)
Costs related to registration statement	(194,724)	--	--
Proceeds from exercise of stock options	27,238	--	--
Proceeds from exercise of warrants	4,091,429	--	--
Costs related to warrant exercise	(170,980)	--	--
Proceeds from issuance of warrants	--	14,291	--
Net proceeds from issuance of preferred stock	--	3,037,175	--

Cashflows provided by (used in) financing activities	$2,241,655	$4,683,874	$50,632

Net increase (decrease) in cash	2,063,110	(486,087)	(259,048)
Cash and cash equivalents, beginning of period	$463,525	$949,612	$1,208,660
Cash and cash equivalents, ending of period	$2,526,635	$463,525	$949,612

Supplementary cash flow information:
Notes receivable from former ORC shareholders for purchase price
adjustment	$270,000	--	--
Liabilities incurred but not yet paid relating to warrant exercise	166,600	--	--
Liabilities incurred but not yet paid relating to registration
statement	210,147	--	--
Receivables for 2005 options exercise -- received in 2006	3,600
Cash paid for-
Interest	$66,871	$7,125	$--

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization, Nature of Operations, and Restatement:

WidePoint is a technology-based provider of product and services to both the government sector and commercial markets. The Company specialize in providing systems engineering, information technology services and information assurance in the form of credentialing services and PKI eAuthentication. Our subsidiary ORC is the leading provider of high-level PKI services to the federal government. The Company intends to grow significantly over the next few years through a combination of aggressive organic growth, the acquiring of selective strategic assets and by driving operational efficiencies among our subsidiaries.

WidePoint Corporation was incorporated in Delaware on May 30, 1997. Our staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

From 2000 through 2003, we undertook several initiatives in an effort to transition from a millennium solutions provider to an integrated IT services company with a focus on the evolving requirements of our customers and target markets.

As a result of those initiatives, in 2004, we acquired Chesapeake Government Technologies, Inc. and Operational Research Consultants, Inc. (“ORC”) as part of our strategy to refocus our business development initiatives toward the substantial increase in government spending on security, infrastructure and automation that has been accelerated by recent geopolitical events that have created an unprecedented need for improved systems and process expertise across most federal, state and local government markets.

In 2005, WidePoint focused on the consolidation of its recent acquisitions, continuing rollout of the ORC Public Key Infrastructure (“PKI”) initiative, and continuing to implement our project based enterprise strategy emphasizing industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. The Company intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, the Company is continuing to actively search out new synergistic acquisitions that WidePoint believes will further enhance the present base of business, which has been augmented by its recent acquisitions and internal growth initiatives.

Further, in 2005, the Company determined that we had not correctly accounted for the Chesapeake acquisition as 1) it should not have resulted in the recognition of an intangible asset, 2) Company shares that were placed in escrow for release only upon the achievement of certain future revenue should not have been recognized immediately, but instead, only upon the achievement of certain contingencies, 3) as a result of timing differences between the actual release from escrow on June 30, 2005 of the shares earned as of December 31, 2004, the Company should not have recorded the shares earned as of December 31, 2004 as common stock but recorded the shares as common stock issuable until the shares were released from escrow by the Company’s transfer agent, which occurred on June 30, 2005, and 4) as a result of timing differences between the recording as of March 31, 2005, June 30, 2005, and September 30, 2005, of the common shares earned and the pending released of those common shares from escrow, which will not occur until after the filing of the Company’s financial statements on Form 10-K for the year ended December 31, 2005, the Company should not have recorded those shares as common stock, but recorded those shares as common stock issuable.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the December 31, 2005 cash balances was $2,079,080 in interest bearing balances in one bank in excess of federally insured amounts, as compared to $46,065 for December 31, 2004. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable is due from the Federal Government and established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

For the year ended December 31, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2005 and 2004, unbilled accounts receivable totaled $38,977 and $138,529, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at December 31, 2005 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

During 2005, one customer, The Department of Homeland Security, individually represented 18% of revenues, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results. During 2004, two customers, Abbot Laboratories and The Department of Homeland Security, individually represented 12%, and 11% of revenue, respectively.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in October of 2004. The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company’s financial instruments also include a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement contained a registration rights agreement which contained a liquidating damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which are classified as a financial instrument. The Financial Instrument was marked to market at December 31, 2004, and all such warrants were exercised as of December 31, 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2005, one customer, The Department of Homeland Security represented 30% of accounts receivable. As of December 31, 2004, two customers, The Department of Homeland Security and Tangible Software, individually represented 24% and 13% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2005	2004
Computers, equipment and software	$93,433	$90,029
Less- Accumulated depreciation and amortization	(37,513)	(9,377)

	$55,920	$80,652

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded $99,920 of amortization expense for the year ended December 31, 2005. The Company recorded $9,700 of amortization expense for the year ended December 31, 2004. Capitalized software costs included in Other Intangibles at December 31, 2005 were approximately $0.9 million. WidePoint had approximately $0.6 million of capitalized software costs included in Other Intangibles at December 31, 2004.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of escrowed shares, options and warrants to purchase 25,723,173, 20,942,127, and 2,112,000, shares of common stock outstanding at December 31, 2005, 2004, and 2003, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.

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

	Year ended December 31,
	2005	2004	2003
Net loss, as reported	$7,444,947	$4,281,068	$291,088
Add: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects	$839,159	$690,503	$615,704
Pro forma net loss	$8,284,106	$4,941,571	$906,792
Loss per share:
Basic and diluted – as reported	$0.30	$0.26	$0.02
Basic and diluted – pro forma	$0.33	$0.30	$0.06

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	--	--	--
Risk-free interest rate	4.2%	2.70-4.13%	2.70-4.13%
Volatility factor	80%	156%	156%
Expected life in years	4	5	5

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

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25‘s intrinsic value method of accounting, which the Company is currently using.

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

In December 2004, the FASB issued Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 clarifies SFAS No. 109’s guidance that applies to the new tax deduction for qualified domestic production activities. FAS 109-1 was adopted at the beginning of 2005. This standard did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which replaces APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle, and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not currently believe that the adoption of SFAS No.154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No.29”. APB No. 29 requires a nonmonetary exchange of assets to be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. SFAS No. 153 eliminates the “similar productive assets exception”, which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not currently believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

3.	Debt:

	December 31,
	2005	2004
Borrowings under WidePoint’s Senior Debt Agreement:	$0	1,592,408

        On October 25, 2004, the Company executed a senior lending agreement with RBC-Centura. The Agreement initially provides for a $2.5 million revolving credit facility. The maturity date of the credit facility is October 25, 2005. RBC has extended the credit facility to June 1, 2006.

        The maximum available borrowing under the revolving credit facility at December 31, 2005 and 2004 was $2.3 and $2.2 million, respectively. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate plus 100 basis points.

        WidePoint’s credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the year ended December 31, 2005 and 2004, respectively, WidePoint was either in compliance with each of these financial covenants or received waivers. The weighted average borrowings under the revolving portion of the facility during the year ended December 31, 2005 and 2004, were $0.8 million and $1.5 million, respectively.

        The total interest and finders’ fees paid, was approximately $83,000 and $34,000 for the year ended December 31, 2005 and 2004, respectively.

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

In consideration for the ORC stock, the Company paid the ORC shareholders an aggregate of $5,000,000 payable in a combination of cash of approximately $4.6 million, approximately $0.4 million of the Company’s common stock, and approximately $0.1 million in a receivables holdback. In addition an earnout provision worth up to $5 million in consideration in the form of Company common stock of up to $2.5 million at $0.45 per common share and cash consideration up to $2.5 million may be realized upon performance parameters disclosed within the purchase agreement further described in an 8-K filing on October 29, 2004. The earnout provisions may be realized through December 31, 2005. No earnout provisions have been earned as of December 31, 2005 and 2004, respectively.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

October 25, 2004
Current assets	$2,446,740
PP&E, net	74,038
Goodwill	2,806,440
Intangible assets(1)	1,655,594
Other assets	21,724
Current liabilities	(1,560,422)
Deferred tax liability	(332,939)

Total	$5,111,175

(1) Intangible assets. As part of the Company’s preliminary purchase accounting for ORC, an estimated preliminary intangible valuation amount of $1,145,523 was allocated to intangibles for ORC’s customer relationships and ORC’s PKI business opportunity. The preliminary purchase accounting for ORC has been finalized after the completion of the Company’s intangible valuation methodology by an independent appraisal performed for the Company. An intangible asset was also identified as internally generated software that was associated with ORC’s PKI-I development of its PKI phase 1 software product application with a valuation amount of $334,672. Further, ORC subsequently initiated an additional development measure in which ORC was accumulating the costs associated with the further development of an additional software product application, ORC’s PKI-II development, with an intangible value of $175,399, for which ORC continues to accumulate development costs.

The weighted average lives of 6 and 5 years is associated with the estimated preliminary purchase valuation of the intangible value attributed to the ORC purchase accounting that is related to ORC’s customer relationships and ORC’s PKI business opportunity. The 5-year period was used as the estimate for the intangible asset allocated to ORC’s customer relationships, and 6 years was used as the estimate for the PKI business opportunity.

The following table summarizes the pro forma statement of operations of ORC and WidePoint consolidated for the periods ending December 31, 2003 and 2004, respectively:

	Pro Forma 2004	Pro Forma 2003
Revenues	13,853,008	18,250,123
Net Loss	(4,355,527)	(628,140)
Loss per share	(0.25)	(0.04)
Basic common shares outstanding	17,620,447	16,552,413

5.	Goodwill and Intangible Assets:

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

        During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. As a result of this acquisition the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

		As of December 31, 2005
		Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1)	ORC Intangible (Includes customer relationships and PKI
	business opportunity purchase accounting preliminary
	valuations)	$1,145,523	$(257,925)

(2)	PKI-I Intangible (Related to internally generated
	software)	334,672	(67,904)

(3)	PKI-II Intangible	$649,991	(41,716)

	Total	$2,130,186	$(367,545)

	Aggregate Amortization Expense:

	For year ended 12/31/05	$320,998

	Estimated Amortization Expense:

	For year ended 12/31/06	$321,000

	For year ended 12/31/07	$321,000

	For year ended 12/31/08	$321,000

	For year ended 12/31/09	$321,000

	For year ended 12/31/10	$321,000

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and its PKI business opportunity. The preliminary purchase accounting for ORC has been finalized after the completion of the Company’s intangible valuation methodology by an independent appraisal performed for the Company. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 5.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC, which is still ongoing. Therefore, no amortization expense has been incurred.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired in 2005 or 2004, nor any written off in the period.

        The changes in the carrying amount of goodwill for the year ended December 31, 2005 and 2004 are as follows:

Total
Balance as of January 1, 2004	$0

Goodwill acquired	$2,806,440
Balance as of December 31, 2004	$2,806,440
Balance as of January 1, 2005	$2,806,440
Goodwill adjusted	$(280,330)
Balance as of December 31, 2005	$2,526,110

The goodwill acquired is associated with the acquisition of ORC in October of 2004. The goodwill adjusted was the result of various adjustments and the which included the discovery of a working capital threshold deficit that was not met as a condition of the purchase price paid for ORC. Upon completion of our audit and the realization of the shortfall, the original shareholders agreed to correct the deficit through a combination of cash and notes, which subsequently reduced the amount of goodwill associated with our purchase of ORC. Management believes that as of December 31, 2005 the carrying value of the goodwill of ORC was not impaired.

6.	Promissory Notes:

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid. As of December 31, 2005 all amounts outstanding under these notes have been paid.

7.	Income Taxes:

Income taxes for the years ended December 31 are as follows:

	2005	2004	2003
Current provision/(benefit)	$(133,281)	$110,164	$-
Deferred provision/(benefit)	(222,139)	(110,980)	--

	$(355,420)	$(816)	$-

        Substantially all of the 2005 income tax benefit results from a change in the prior year's estimate of the Company's tax liabilities.

        The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	For the Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	34%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	0.0	0.0
Non-deductible expenses	0.3	(0.2)	(0.2)
Decrease (increase) in valuation allowance	(2.4)	(18.7)	(35.4)
Intangibles	(0.0)	(10.5)	--
Capitalized software cost	(0.0)	(5.3)	--
Section 481(a) adjustment	(0.0)	(5.3)	--
Expiration of Capital Losses	(9.0)	--	--
Financial Instruments	(27.7)	--	--

Change in estimate	4.6	--	--

Other	(1.0)	6.0	4.5

	4.6	(0.0)	--

        The deferred tax assets (liabilities) consisted of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$9,116,865	$8,251,149
AMT credit	13,853	13,853
Capital losses in excess of capital gains	--	696,215

Financial instrument	--	81,999

Other assets	93,283	95,403

Total deferred tax assets	9,224,001	9,138,619

Deferred tax liabilities:
Section 481(a) adjustment	(110,980)	(221,959)
	(355,039)	(443,471)
Intangibles
Depreciation and amortization	(203,413)	(248,606)
Capitalized software costs	(369,913)	(224,108)

Total deferred tax liabilities	(1,039,344)	(1,138,143)
Net deferred tax asset	8,184,656	8,000,476
Less- Valuation allowance	(8,184,656)	(8,222,435)

	$--	$(221,959)

        The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

        As of December 31, 2005 the Company had net operating loss carry forwards of approximately $22,792,163 to offset future taxable income. These carry forwards expire between 2010 and 2025. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The capital losses in excess of capital gains in the amount of $696,215 expired in the year 2005.

        Changes in the valuation allowance for the years ended December 31, are as follows:

	2005	2004
Opening balance	$(8,222,435)	$(7,433,809)
Current year adjustment	(37,779)	(788,626)

Ending balance	$(8,184,656)	$(8,222,435)

8.	Temporary Preferred Equity

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 1,195,714 and 2,045,714 shares were outstanding at December 31, 2005 and 2004, respectively.

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

        As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company is required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance, other than a nominal amount equal to par value, were allocated to warrants and as such no proceeds have been allocated to the preferred stock issuance.

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

The registration rights agreement also contains a liquidated damages provision which calls for Barron to receive from WidePoint a specified amount if: (i) WidePoint fails to file a registration statement covering the underlying shares of common stock; (ii) the registration statement is not declared effective by February 22, 2005; or (iii) the registration statement is not effective in the period from April 23, 2005 (i.e., 180 days following the October 25, 2004 closing of the preferred financing) through the two years following the date of the registration rights agreement, subject to permissible blackout periods and registration maintenance periods. In the event that one of the aforementioned events occurs, the registration rights agreement calls for WidePoint to pay Barron a cash amount equal to the lesser of $20,000 or 1% of the purchase price of that portion of the Series A Convertible Preferred Stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by WidePoint to Barron on a monthly basis after the occurrence of such event. Barron is entitled to receive the aforementioned damages until such time as the registration statement is declared effective. The registration statement registering the underlying shares of common stock was declared effective on February 9, 2006. Barron has waived any damages through February 9, 2006. If the registration statement does not remain effective during the above two-year period, the maximum future damages that would have to be paid subsequent to that date presuming that it ceased to be effective would be $160,000.

9.	Stockholders Equity:

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. As of December 31, 2005, there were 37,297,729 shares of common stock outstanding, which does not include escrowed common stock of 5,555,556 and 2,721,987, respectively, that are associated with shares issued and held in escrow pending contingent release. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC Shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of December 31, 2004 and 2005, respectively, no common shares have been earned and upon the filing of the Company’s Form 10-K for the period ending December 31, 2005, they will be cancelled.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake, pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow was not recorded in equity at the time of the acquisition and will only be released to the Chesapeake Shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake Shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date may have been extended for one additional year in the event that it was determined that Chesapeake has achieved certain performance levels in the latter part of 2005. This event did not occur and as a result the escrow expiration date will not be extended beyond December 31, 2005. Further, in the event that WidePoint did not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake Shareholders had not become entitled to receive would be returned to the Company. The Company recorded in equity 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake Shareholders at the time of the acquisition. The Company recorded the 816,596 common shares at the time of the acquisition as common stock issuable and upon the issuance of the common stock by the Company’s transfer agent on July 13, 2004, reclassed the common shares as common stock. Further, for the period ending December 31, 2004, the Company recorded in equity and released 544,398 common shares from the escrow to the Chesapeake Shareholders after the filing of the Company’s Form 10-K with the Securities and Exchange Commission with 2,721,987 common shares continuing to be held within escrow and not recorded within equity. The Company recorded as compensation expense the initial 816,596 shares issued at the time of the acquisition of Chesapeake. As a result of meeting certain performance measures, the Company recorded in equity the release of 544,398 additional common shares on December 31, 2004. These shares were recorded as common stock issuable as they had not been released from escrow as of December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. The remaining unearned Chesapeake shares that had not met certain performance measures as of December 31, 2004 were not recorded within equity. For the one year period ending December 31, 2005,the Chesapeake shareholders earned 1,905,390, which have been recorded as common stock issuable. The remaining 816,597 shares will be returned and cancelled after the filing of our Form 10-K for the period ending December 31, 2005.

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

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 shares, which was released from escrow after the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as Common Stock Issuable as of December 31, 2004. Upon the filing of the Company’s financial statements on Form 10-K for the period ending December 31, 2004, the shares were released from escrow and at that time reclassed as Common Stock. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of December 31, 2005 have not been expensed or recorded within equity.

Stock Warrants

On November 1, 2005, the Company issued 54,878 warrants, respectively to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with EITF 96-18.

On October 27, 2004 and November 22, 2004, the Company issued 30,612 and 5,556 warrants, respectively to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura. The warrant has a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet and was being amortized over the life of the debt as interest expense.

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). The Amounts outstanding under these notes have been fully paid in 2005 and prior to their payoff were reflected as a reduction to stockholders’ equity.

10.	Financial Instruments:

In October of 2004, the Company issued 10,228,571 warrants to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant. The value of these warrants has been reflected as financial instruments in the long-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company was required to value the fair market price of the financial instruments as of December 31, 2004. The Company recorded a loss on the financial instruments of $3,070,617 for the period ending December 31, 2004, to adjust the difference between the fair-value of these warrants and the market price of the common stock underlying the warrants. As a result of Barron Partners, LP exercising all of their warrants by December 31, 2005, the Company no longer reflects the financial instrument as a liability at December 31, 2005. The Company recorded a loss on the financial instruments of $5,405,601 for the year ending December 31, 2005, to adjust the difference between the fair-value of these warrants and the market price prior to their exercise.

As a result of the valuation of the warrants and exercises, additional paid in capital was credited an aggregate amount of $12,054,172 during the year ended December 31, 2005. The credit represents the difference between the exercise price and the carrying value of the financial instrument liability at the time of exercise.

11.	Stock Options and Stock-Based Compensation:

1997 Stock Incentive Plan

In May 1997, the Company adopted the 1997 Stock Incentive Plan (the “Incentive Plan”). The purpose of the Incentive Plan is to provide additional compensation to employees, officers, and consultants of the Company or its affiliates. Under the terms of the Incentive Plan, as amended, 10,000,000 shares of common stock have been reserved for issuance as incentive awards under the Incentive Plan. The number of shares of Company common stock associated with any forfeited stock incentive will be added back to the number of shares that can be issued under the Incentive Plan. Awards under the Incentive Plan and their terms are determined by a committee (the “Committee”) that has been selected by the Board of Directors. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives (collectively, “Stock Incentives”).

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

The following is a summary of the WidePoint options and management warrant activity:

	Number of Shares	Option Price Range	Weighted- Average Exercise Price
Outstanding, December 31, 2003	2,112,000	0.07 - 1.35	$0.14

Granted	5,111,111	0.235 - 0.45	0.28
Canceled or expired	--	--	--

Outstanding, December 31, 2004	7,223,111	0.07 - 1.35	0.24

Granted	900,000	0.76 - 1.05	0.89
Exercised	(165,750)	0.07 - 0.45	0.18
Canceled or expired	(161,500)	0.45 - 1.35	0.49

Outstanding, December 31, 2005	7,795,861	0.07 - 1.35	0.31

As of December 31, 2005 and 2004, options and management warrants to purchase 6,692,212 and 7,223,111 shares, respectively of common stock were exercisable with a weighted average exercise price of $0.25 and $0.24, respectively. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 and December 31, 2004, was 5.5 and 6 years, respectively. The weighted-average fair value of options and management warrants granted in 2005 and 2004 was $0.89 and $0.28, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004	2003
Net loss:
As reported	$7,444,947	$4,281,068	$291,088
Pro forma	$8,284,106	$4,971,571	$906,792
Pro forma basic and diluted net loss per share:
As reported	$0.30	$0.26	$0.02
Pro forma	$0.33	$0.30	$0.06

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 80 - 166 percent, risk-free interest rates from 2.7 to 4.2 percent and an expected term of 4 - 5 years.

12.	Commitments and Contingencies:

The Company has entered into a number of leases for its offices location as describe above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases. The terms of the operating leases run through 2009 and the total commitments per year are as follows:

Year Ended December 31,	Operating Leases
2006	$525,340
2007	499,530
2008	388,398
2009	64,350
Total	$1,477,618

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

13.	Segment reporting:

During 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. The single segment is comprised of our Consulting services segment within the Commercial and Federal Government Marketplaces.

14.	Selected Quarterly Financial Data (Unaudited):

A summary of selected quarterly information for 2005 and 2004 is as follows:

	2005 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$2,670	$2,921	$3,645	$4,027
Gross Profit	397	316	367	315
Net Gain/(Loss)	433	(1,019)	250	(7,109)
Gain/(Loss) per Share	$0.01	$(0.04)	$0.00	$(0.27)

	2004 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$723	$841	$907	$3,071
Gross Profit	157	223	240	438
Net Loss	(95)	(612)	(105)	(3,469)
Loss per Share	$(0.01)	$(0.04)	$(0.01)	$(0.20)