Form 10-Q
period 2006-03-31
WIDEPOINT CORP
filed 2006-05-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No   X

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2006: 42,300,950 shares of common stock, $.001 par value per share.

WIDEPOINT CORPORATION

INDEX

Page No.
Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2006,
(unaudited) and December 31, 2005 (unaudited)	1
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2006 and 2005 (unaudited)	2
Condensed Consolidated Statements of Cash Flows for the three
months ended March 31, 2006 and 2005 (unaudited)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II. OTHER INFORMATION
Item 1A. Risk Factors	25
Item 6. Exhibits	25
SIGNATURES	26
CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,912,714	$2,526,635
Accounts receivable	2,643,410	3,345,272
Prepaid expenses and other assets	182,958	233,212

Total current assets	4,739,082	6,105,119

Property and equipment, net	58,788	55,920
Goodwill	2,526,110	2,526,110
Intangibles, net	1,661,534	1,762,641
Other assets	191,518	227,102

Total assets	$9,177,032	$10,676,892

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$905,108	$2,089,717
Accrued expenses	606,473	810,733
Deferred revenue	314,829	178,019
Short-term portion of deferred rent	4,329	4,002

Total current liabilities	1,830,739	3,082,471

Long-term portion of deferred rent	1,810	3,057
Deferred income tax liability	--	--

Total liabilities	1,832,549	3,085,528
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 1,195,714 shares issued and outstanding, respectively	--	1,196
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 998,714 and 0 shares issued and outstanding, respectively	999	--
Common stock, $0.001 par value; 110,000,000 and 50,000,000 shares authorized, respectively;
39,594,379 and 37,297,729 shares issued and outstanding, respectively	39,594	37,298
Common stock issuable, $0.001 par value; 1,905,390 and 544,398 shares, respectively	1,905	1,905
Stock warrants	25,541	19,916
Additional paid-in capital	60,084,394	60,080,819
Accumulated deficit	$(52,807,950)	$(52,549,770)

Total stockholders' equity	7,344,483	7,590,168

Total liabilities, temporary equity and stockholders' equity	$9,177,032	$10,676,892

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenues, net	$2,683,906	$2,669,532
Cost of sales (including depreciation and
amortization of $101,837, and $70,550,
respectively, and stock compensation expense of
$0 and $370,190, respectively)	1,966,981	2,272,622

Gross profit	716,925	396,910
Sales and marketing	204,428	176,370
General & administrative	780,454	727,808
Depreciation expense	6,976	6,170

Loss from operations	(274,933)	(513,438)
Other income, net:
Interest income	18,349	770
Interest expense	(1,596)	(52,783)
Gain from financial instrument	--	996,263
Other	--	2,150

Net earnings (loss)	$(258,180)	$432,962

Basic net (loss) earnings per share	$(0.01)	$0.02
Basic weighted average shares outstanding	39,338,341	18,409,455
Diluted net (loss) earnings per share	$(0.01)	$0.01
Diluted weighted average shares outstanding	39,338,341	46,774,960

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(258,180)	$432,962
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation expense	7,706	6,900
Amortization expense	101,107	69,820
Stock compensation expense	5,625	370,190
Deferred income taxes	--	(110,980)
Deferred financing costs	--	3,573
Gain from financial instrument	--	(996,263)
Stock options expense	61,063	--
Changes in assets and liabilities
Accounts receivable	701,862	728,084
Prepaid expenses and other assets	46,655	45,598
Other assets	35,584	(54,825)
Accounts payable and accrued expenses	(1,025,968)	(325,434)
Net cash (used in) provided by operating
Activities	$(324,546)	$169,625

Net cash flows from investing activities:
Purchase of property and equipment	(10,575)	(1,261)
Software development costs	--	(167,333)

Net cash flows used in investing activities	$(10,575)	$(168,594)

Net cash used in financing activities
Borrowings on notes payable	--	158,866
Payments on notes payable	--	(367,781)
Collections on related party notes	--	20,000
Costs related to registration statement	(213,693)	(30,385)
Proceeds from exercise of stock options	81,493	10,250
Proceeds from exercise of warrants	20,000	--
Costs related to warrant exercise	(166,600)	--

Net cash used in financing activities	$(278,800)	$(209,050)

Net decrease in cash	$(613,921)	$(208,019)

Cash and cash equivalents, beginning of
period	$2,526,635	$463,525

Cash and cash equivalents, end of period	$1,912,714	$255,506

Supplementary information:
Liabilities incurred but not yet paid relating to
registration statement	$136,669	$--
Cash paid for interest	$--	$26,723

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (“ORC”), is the leading provider of eAuthentication federal credentialing and federal compliant Public Key Infrastructure (“PKI”) managed services to the United States Government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in information technology (“IT”) integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing PKI technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the United States Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently the only fully-approved entity that has been designated by the United States Government as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

We are actively seeking the acquisition of other companies with complementary technical capabilities and we are focused on providing IT, software and related services to the U.S. Government (both defense agencies and civilian agencies), state governments, local agencies, and corporate clients. If successful, we anticipate that we will become a significantly larger company with broader capabilities and resources than has been the case historically.

The Company has physical locations in Oakbrook Terrance, Illinois, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid-Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of our plan to expand our operations through a combination of internal growth initiatives and merger and acquisition opportunities, we, expect such costs to increase. The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs. A significant portion of the Company’s costs is labor related, so the Company must effectively manage these costs to achieve and increase its profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from our clients. The uncertainties relating to our ability to achieve and maintain profitability, obtain additional funding to fund our growth strategy and provide the necessary investment to continue to upgrade our management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. We believe that our cash on hand is adequate to finance operations through 2006.

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

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the March 31, 2006 and December 31, 2005 cash balances, were $1,596,699 and $2,131,870, respectively, in interest bearing balances in one bank in excess of federally insured amounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended March 31, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--
For the quarter ended March 31, 2006,
Allowance for doubtful accounts	$--	$1,590	$1,590	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2006 and December 31, 2005, unbilled accounts receivable totaled $49,162 and $38,977, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at March 31, 2006 or on December 31, 2005 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable. Revenues collected prior to delivery of service are recognized as deferred revenues.

Significant Customers

For the quarter ended March 31, 2006, one customer, Baxter Healthcare Corporation, individually represented approximately 10% of revenues. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, could have a material adverse effect on results. For the quarter ended March 31, 2005, two customers, Tangible Software and The Department of Homeland Security, individually represented 15% and 14% of revenues, respectively.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in October of 2004. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Prior to December 31, 2005, the Company’s financial instruments also included a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement contained a registration rights agreement, which contained a liquidated damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which were classified as a financial instrument. The Financial Instrument was marked to market at March 31, 2005. All of the warrants associated with the Barron Partners, LP preferred financing agreement were exercised prior to December 31, 2005 and therefore no financial instrument existed as of March 31, 2006.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of March 31, 2006, one customer, The Department of Homeland Security, accounted for approximately 16%, respectively of accounts receivable. As of December 31, 2005, one customer, The Department of Homeland Security, individually represented 30% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
Computers, equipment and software	$104,007	$93,433
Less- Accumulated depreciation and amortization	(45,219)	(37,513)

	$58,788	$55,920

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $46,000, amortization expense for PKI-I and PKI-II for the three month period ending March 31, 2006. WidePoint recorded approximately $100,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2005. Capitalized software costs included in Other Intangibles at March 31, 2006 and December 31, 2005 were approximately $0.9 million in each case.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of options and warrants to purchase 6,779,233 shares of common stock outstanding at March 31, 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. The treasury stock effect of options and warrants to purchase 18,314,748 shares of common stock outstanding at March 31, 2005, respectively, has been included in the calculation of the net income per share as such effect was dilutive.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS no. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS 123R. As of January 1, 2006 the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS no. 123 as amended by SFAS no. 148, “Accounting for Stock-Based Compensation — Compensation and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

Three Months Ended March 31, 2005

Net earnings	$432,962
Less: Total stock-based employee compensation expense
determined under fair value based method for awards granted,
modified, or settled, net of related tax	(250,813)

Pro forma net earnings	182,149
Earnings per share:
Basic - as reported	$0.02
Basic - pro forma	$0.01
Diluted - as reported	$0.01
Diluted - pro forma	$0.00

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

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended March 31, 2005:

Expected dividend yield	--
Expected volatility	156%
Risk-free interest rate	2.70 - 4.13
Expected option life (in years)	5

The amount of compensation expense recognized under FAS 123(R) during the three months ended March 31, 2006 under our plans was comprised of the following:

Three Months Ended March 31, 2006

General and administrative expense	$61,063
Share-based compensation before taxes	61,063
Related income tax benefits	--
Share-based compensation expense	61,063
Net share-based compensation expenses per basic and diluted common shares	$0.01

Since we have cumulative operating losses as of March 31, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended March 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense was not recognized during the quarter ended March 31, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  The following assumptions were used to determine share-based compensation expense for the three-month period ended March 31, 2006:

Expected dividend yield	--
Expected volatility	153%
Risk-free interest rate	4.8%
Expected option life (in years)	4

A summary of the option activity under our plans during the period ended March 31, 2006 is presented below:

	# of Shares	Weighted average Grant date fair value per share
Non-vested at January 1, 2006	1,098,099	$0.55
Granted	54,000	$2.64
Vested	278,122	$0.42
Non-vested at March 31, 2006	873,977	$0.73
Total outstanding at January 1, 2006	7,795,861	$0.31
Issued	62,000	$2.70
Cancelled	3,500	$0.45
Exercised	276,650	$0.28
Total outstanding at March 31, 2006	7,577,711	$0.33
Total exercisable at March 31, 2006	6,703,734	$0.26

3. Debt

As of December 31, 2005 and March 31, 2006, respectively, the Company maintained no outstanding balances under our senior lending agreement with RBC-Centura Bank. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it will expire. The Agreement provides for a $2.5 million revolving credit facility. Borrowings under the Agreement are collateralized by the Company's eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the Prime Rate.

WidePoint's credit facility requires that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the quarter ended March 31, 2006 and during the year ended December 31, 2005, respectively, WidePoint was either in compliance with each of these financial covenants, received waivers, or was allowed to continue to utilize the credit facility. The weighted average borrowings under the revolving portion of the facility during the quarters ended March 31, 2006 and 2005, were $0 and $1.5 million, respectively.

        The total interest fees paid, was approximately $0 and $20,000, respectively, for the quarters ended March 31, 2006 and 2005, respectively.

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

During 2004, WidePoint completed the acquisitions of Operational Research Consultants, Inc. The Company has also capitalized software development cost associated with its PKI initiative and has established the purchase price allocation of the assets acquired and have allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of March 31, 2006

		Gross Carrying amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (313,194)

(2)	PKI-I Intangible (Related to
	internally generated software)	334,672	(82,455)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	(73,003)

	Total	$2,130,186	$ (468,652)

Aggregate Amortization Expense:

	For quarter ended 3/31/06	$ 101,107

Estimated Amortization Expense:

	For year ended 12/31/06	$ 404,428

	For year ended 12/31/07	$ 404,428

	For year ended 12/31/08	$ 404,428

	For year ended 12/31/09	$ 404,428

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 4.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 4 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 4.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired during the quarter ended March 31, 2006, nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2006.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of March 31, 2006.

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

As of December 31, 2005 the Company had net operating loss carry forwards of approximately $22,800,000 to offset future taxable income. These carry forwards expire between 2010 and 2025. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6. Temporary Preferred Equity

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 0 and 1,195,714 shares were outstanding at March 31, 2006 and December 31, 2005, respectively.

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company was required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance, other than a nominal amount equal to par value, were allocated to warrants and as such no proceeds were allocated to the preferred stock issuance at December 31, 2005. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to preferred equity for preferred stock held as of March 31, 2006.

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

The registration rights agreement also contains a liquidated damages provision which called for Barron to receive from WidePoint a specified amount if: (i) WidePoint failed to file a registration statement covering the underlying shares of common stock; (ii) the registration statement is not declared effective by February 22, 2005; or (iii) the registration statement is not effective in the period from April 23, 2005 (i.e., 180 days following the October 25, 2004 closing of the preferred financing) through the two years following the date of the registration rights agreement, subject to permissible blackout periods and registration maintenance periods. In the event that one of the aforementioned events occurs, the registration rights agreement calls for WidePoint to pay Barron a cash amount equal to the lesser of $20,000 or 1% of the purchase price of that portion of the Series A Convertible Preferred Stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by WidePoint to Barron on a monthly basis after the occurrence of such event. Barron was entitled to receive the aforementioned damages until such time as the registration statement was declared effective. The registration statement registering the underlying shares of common stock was declared effective on February 9, 2006. Barron has waived any damages through February 9, 2006. If the registration statement does not remain effective during the above two-year period, the maximum future damages that would have to be paid subsequent to that date would be $160,000.

7. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. As of March 31, 2006 there were 39,594,379 shares of common stock outstanding, which does not include escrowed common stock of 5,555,556 and 2,721,987, respectively, that are associated with shares issued and held in escrow pending contingent release. The 5,555,556 shares and 816,597 of the 2,721,987 shares will be cancelled as a result of not meeting performance measures required for their contingent release. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of December 31, 2004 and 2005, respectively, no common shares were earned and the 5,555,556 shares are presently being returned and cancelled.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the sole stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow was not recorded in equity at the time of the acquisition and will only be released to the Chesapeake shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provides that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock will be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date could have been extended for one additional year in the event that it was determined that Chesapeake had achieved certain performance levels in the latter part of 2005. This event did not occur and as a result the escrow expiration date was not extended beyond December 31, 2005. Further, in the event that WidePoint did not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock to which the Chesapeake shareholders had not become entitled to receive would be returned to the Company. The Company recorded in equity 816,596 of the common shares out of 4,082,980 common shares issued to the Chesapeake shareholders at the time of the acquisition. The Company recorded the 816,596 common shares at the time of the acquisition as common stock issuable and upon the issuance of the common stock by the Company’s transfer agent on July 13, 2004, reclassified the common shares as common stock. Further, for the period ending December 31, 2004, the Company recorded in equity and released 544,398 common shares from the escrow to the Chesapeake shareholders after the filing of the Company’s Form 10-K with the Securities and Exchange Commission with 2,721,987 common shares continuing to be held within escrow and not recorded within equity. The Company recorded as compensation expense the initial 816,596 shares issued at the time of the acquisition of Chesapeake. As a result of meeting certain performance measures, the Company recorded in equity the release of 544,398 additional common shares on December 31, 2004. These shares were recorded as common stock issuable as they had not been released from escrow as of December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. The remaining unearned Chesapeake shares that had not met certain performance measures as of December 31, 2004 were not recorded within equity. For the one year period ending December 31, 2005, the Chesapeake shareholders earned 1,905,390, which have been recorded as common stock issuable. The remaining 816,597 shares are in the process of being returned and cancelled. The 1,905,390 shares earned are in the process of being released from escrow.

Common stock issuable

The Company entered into an escrow agreement with the original Chesapeake shareholders, which required certain performance measures to be achieved to cause the shares to be earned and subsequently released. The difference between the dates the shares were earned and subsequently released from escrow resulted in a timing difference, which required the Company to record the shares when they were earned as common stock issuable and subsequently reclassified as common stock upon the release of the shares from escrow. The Company recorded the shares that have been earned per certain performance measures at each recording date, while the escrow agreement only allowed for the release of the shares earned after the Company’s fiscal year filings of its financial statements on Form 10-K, for each respective period, per the terms of the escrow agreement.

On December 31, 2004 the original shareholders of Chesapeake earned 544,398 shares, which was released from escrow after the filing of the Company’s Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as Common Stock Issuable as of December 31, 2004. Upon the filing of the Company’s Form 10-K for the period ending December 31, 2004, the shares were released from escrow and at that time reclassified as Common Stock. The remaining unearned Chesapeake common shares held in escrow that have not met certain performance measures as of December 31, 2005 are in the process of being cancelled and the shares earned are in the process of being released from escrow.

Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with EITF 96-18.

On October 27, 2004 and November 22, 2004, the Company issued two warrants to purchase 30,612 shares and 5,556 shares, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura Bank. The warrant has a term of 5 years. The Company used a fair-value option pricing model to value this stock warrant at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet and was being amortized over the life of the debt as interest expense.

8. Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants has been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company was also required to value the fair market price of the financial instrument as of March 31, 2005. The Company has recorded a gain on the financial instrument of $996,263 for the period ending March 31, 2005, to adjust the difference between the fair-value of these warrants and the market price. As of December 31, 2005, all of the warrants issued to Barron Partners, LP were exercised. As a result, the Company was not required to value the fair market price of the financial instruments for the period ending March 31, 2006 since the underlying warrants which were reflected as a financial instrument no longer existed.

9. Segment reporting

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was comprised of a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed. The PKI credentialing and managed services segment provides PKI credentialing and managed services to United States federal agencies and federal contractors as a result of regulatory compliance requirements.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate cost include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31,
	2006		2005
Consulting services:
Revenues	$2,461,010		$2,584,418
Operating income	29,940		151,083
Total assets	2,787,582		2,779,229
PKI Credentialing and Managed Services
Revenues	$222,896		$85,114
Operating loss (includes amortization expense of $45,838,
and $14,550, respectively)	34,179		20,922
Total assets	1,077,253		713,051
Certificates issued	1,733		783
Total Company
Revenues	$2,683,906		$2,669,532
Operating loss	267,957	(1)	507,269	(2)
Depreciation expense	6,976		6,170
Interest income (expense), net	16,753		(52,013)
Gain from financial instruments	--		996,263
Other income	--		2,150
Net (loss) income	$(258,180)		$432,961
Total Corporate assets	$5,312,197		$4,060,572

(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $208,448 in unallocated corporate costs in general and administrative expense.

(2) Includes $370,190 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $211,970 in unallocated corporate costs in general and administrative expense.

10. Litigation

The Company is not involved in any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. ("ORC"), is the leading provider of E-Authentication federal credentialing and federal compliant Public Key Infrastructure ("PKI") managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (OPKIO) technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related and transactions internal to an organization and with external organizations. ORC is currently the only fully-approved entity that has been designated by the United States Government as fully compliant to issue certificates as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint's opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC's past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company's reach into markets that previously were not accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has been augmented by our recent acquisitions and internal growth initiatives.

As a result of these actions WidePoint's total revenues increased by approximately $14,000 from $2.67 million for the period ending March 31, 2005 to $2.68 million for the period ending March 31, 2006. Our PKI credentialing and managed services segment experienced revenue growth of approximately 262% with revenues increasing approximately $138,000 from $85,000 for the period ending March 31, 2005, to $223,000 for the period ending March 31, 2006 as a result of continuing early adoption of the Federal Governments mandate under the Homeland Security Directive No. 12 ("HSPD-12"). We issued 1,733 certificates for the period ended March 31, 2006 as compared to 783 certificates for the period ended March 31, 2005. Our consulting services segment experienced declining revenues of approximately $123,000 from $2,584,000 for the period ending March 31, 2005 as compared to $2,461,000 for the period ending March 31, 2006 as a result of delays in awards and renewals of several contracts, which we expect to enter into during the second and third quarters of 2006.

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

With our recent acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government directly or as a subcontractor. The Federal Government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases and implements the services that we offer.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint's current costs consist primarily of the salaries and benefits paid to WidePoint's technical, marketing and administrative personnel. As a result of our plan to expand WidePoint's operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase. WidePoint's profitability also depends upon both the volume of services performed and the Company's ability to manage costs. As a significant portion of the Company's cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company's growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

Revenue. Revenue for the three month period ended March 31, 2006 was approximately $2,684,000 as compared to approximately $2,670,000 for the three month period ended March 31, 2005. The increase in revenue was primarily attributable to an increase in our Public Key Infrastructure ("PKI") credentialing and managed services segment, which was partially offset by a slight decline in our consulting services segment as a result of delays in the award and renewal of several contracts which the Company anticipates to occur during the second and third quarters of 2006. Our PKI credentialing and managed services segment experienced revenue growth of approximately 262% with revenues increasing approximately $138,000 from $85,000 for the period ending March 31, 2005 to $223,000 for the period ending March 31, 2006 as a result of continuing early adoption of the federal government's mandate under the Homeland Security Directive No. 12 ("HSPD-12"). Our consulting services segment experienced declining revenues of approximately $123,000 from $2,584,000 for the period ending March 31, 2005 as compared to $2,461,000 for the period ending March 31, 2006 as a result of delays in awards and renewals of several contracts, which we expect to enter into during the second quarter of 2006.

Cost of sales. Cost of sales for the three month period ended March 31, 2006, was approximately $1,967,000, or 73% of revenues, a decrease of approximately $306,000 from cost of sales of approximately $2,273,000, or 85% of revenues, for the three month period ended March 31, 2005. The decrease in cost of sales was primarily attributable to the compensation expense of approximately $370,000 from the earnout of 544,397 escrowed shares for the three month period ending March 31, 2005 that did not recur during the three month period ending March 31, 2006.

Gross profit. As a result of the above, gross profit for the three month period ended March 31, 2006, was approximately $717,000, or 27% of revenues, an increase of approximately $320,000 over gross profit of approximately $397,000, or 15% of revenues, for the three month period ended March 31, 2005.

Sales and marketing. Sales and marketing expense for the three month period ended March 31, 2006, was approximately $204,000, or 8% of revenues, an increase of approximately $28,000, as compared to approximately $176,000, or 7% of revenues, for the three month period ended March 31, 2005. The increase was materially attributable to increased sales and marketing expenses which we initiated during the three month period ending March 31, 2005 to expand our sales efforts associated with our PKI credentialing and managed services offerings and to expand our sales staff.

General and administrative. General and administrative expenses for the three month period ended March 31, 2006, were approximately $780,000, or 29% of revenues, an increase of approximately $52,000, as compared to approximately $728,000, or 27% of revenues, incurred by the Company for the three month period ended March 31, 2005. The increase in general and administrative expenses for the three months ended March 31, 2005, was primarily attributable to our adoption of FAS 123R and the effect of recognizing approximately $61,000 in stock option expense.

Depreciation. Depreciation expense for the three month period ended March 31, 2006, was approximately $7,000, or less than 1% of revenues, an increase of approximately $800, as compared to approximately $6,200 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2005. The increase in depreciation expense for the three month period ended March 31, 2006, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended March 31, 2006, was $18,349, or less than 1% of revenues, an increase of $17,579 as compared to $770, or less than 1% of revenues, for the three month period ended March 31, 2005. The increase in interest income for the three month period ended March 31, 2005, was primarily attributable to greater amounts of cash and cash equivalents along with higher short-term interest rates that were available to the Company on investments in money market accounts.

Interest expense. Interest expense for the three month period ended March 31, 2006, was $1,596, or less than 1% of revenues, a decrease of $51,187 as compared to $52,783, or 2% of revenues, for the three month period ended March 31, 2005. The decrease in interest expense for the three month period ended March 31, 2006 was primarily attributable to WidePoint's decrease in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

Gain on Financial instrument. There was no gain on financial instrument for the three month period ended March 31, 2006 as a result of the elimination of the financial instrument when all of the Barron warrants were exercised in December of 2005. The gain from financial instrument for the three month period ended March 31, 2005, was approximately $996,000. The gain on financial instrument represents the decrease during the three months ended March 31, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company's stock declined. This decline in turn resulted from the relatively narrow trading range of the Company's stock in the quarter as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the quarter, which have an upward effect on the warrant value.

Other. There was no other income for the three month period ended March 31, 2006. Other income for the three month period ended March 31, 2005, was $2,150, or less than 1% of revenues. Other income was primarily attributable to finder's fees.

Net loss. As a result of the above, the net loss for the three month period ended March 31, 2006, was approximately $258,000 as compared to the net income of approximately $433,000 for the three months ended March 31, 2005.

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.

	Three Months Ended March 31,
	2006		2005
Consulting services:
Revenues	$2,461,010		$2,584,418
Operating income	29,940		151,083
Total assets	2,787,582		2,779,229
PKI Credentialing and Managed Services
Revenues	$222,896		$85,114
Operating loss (includes amortization expense of $45,838,
and $14,550, respectively)	34,179		20,922
Total assets	1,077,253		713,051
Certificates issued	1,733		783
Total Company
Revenues	$2,683,906		$2,669,532
Operating loss	267,957	(1)	507,269	(2)
Depreciation expense	6,976		6,170
Interest income (expense), net	16,753		(52,013)
Gain from financial instruments	--		996,263
Other income	--		2,150
Net (loss) income	$(258,180)		$432,961
Total Corporate assets	$5,312,197		$4,060,572

(1)  Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $208,448 in unallocated corporate costs in general and administrative expense.

(2)  Includes $370,190 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $211,970 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2005 and through the quarter ended March 31, 2006, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance.

Cash used in operating activities for the quarter ended March 31, 2006, was approximately $324,500 as compared to cash provided by operating activities of approximately $169,600 for the quarter ended March 31, 2005. The decrease in cash balances available for operating activities for the quarter ended March 31, 2005, was primarily a result of a reduction in accounts payable as we paid professional fees, broker dealer commissions, and consulting fees associated with our Form S-1 filing, financial restatements, and warrant exercises. Capital expenditures in property and equipment were approximately $11,000 for the quarter ended March 31, 2006, as compared to capital expenditures in property and equipment of approximately $1,000 for the quarter ended March 31, 2005.

As of March 31, 2006, the Company had a net working capital of approximately $2.9 million. WidePoint’s primary source of liquidity consists of approximately $1.9 million in cash and cash equivalents and approximately $2.6 million of accounts receivable. The decrease in accounts receivable was primarily the result of the Company’s seasonally reduced revenues billed in the quarter ending December 31, 2005 as compared to quarter ending March 31, 2006 and improvements in our collection times. Current liabilities include approximately $1.5 million in accounts payable and accrued expenses. The material decrease in liabilities is predominately the result of the payment of several non-recurring fees and commissions associated with the Company’s Form S-1 filing, financial restatements, and warrant exercises which occurred in 2005 and the elimination of the financial instrument as of December 31, 2005.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that also allows for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. No borrowings under the line of credit were outstanding at March 31, 2006. The interest rate on the line of credit is variable, and is based upon the prime lending rate. Our failure to comply with the restrictive covenants under our revolving credit facility could result in an event of default, which, if not cured, amended, or waived, could result in us being required to repay these borrowings before their due date. To date any covenants with which we have not been compliant have either been amended or waived or we have been allowed to continue to utilize the line of credit. At March 31, 2006,2005 we currently are not in compliance with two of our covenants, which includes our EBITDA to debt ratio covenant and our net income covenant. RBC-Centura has extended our line of credit until June 1, 2006 and continues to let us draw from this line. Presently we have no borrowings under our line of credit but if we were to effect borrowings and were forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased cost and rate. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners, LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under our bank credit agreement as of March 31, 2006 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The filing of amendments to certain of the Company’s periodic reports under the Exchange Act on January 19, 2006 completed the remediation of certain internal controls weaknesses and can be deemed to be a material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, as discussed below.

During the first quarter of 2005, in connection with the Company’s preparation of its Annual Report on Form 10-K, the Company identified a material weakness in the design of its internal control over financial reporting related to insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with (i) our recent material acquisition of Operational Research Consultants, Inc. in October 2004; and (ii) determination of the proper accounting treatment of the financial instrument relating to the warrants issued by the Company in October 2004.

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

PART II.

OTHER INFORMATION

ITEM 1A. RISK FACTORS

See “Risk Factors” in the Company’s 2005 annual report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to our risk factors since December 31, 2005.

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

WIDEPOINT CORPORATION
Date: May 15, 2006	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer