Form 10-Q
period 2006-06-30
WIDEPOINT CORP
filed 2006-08-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

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

Large accelerated filer   |_|       Accelerated filer   |_|       Non-accelerated filer   |X|

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes        No   X

As of August 7, 2006, 46,895,807 shares of common stock, $.001 par value per share were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2006
	(unaudited) and December 31, 2005 (audited)	1
	Condensed Consolidated Statements of Operations for the three and six
	months ended June 30, 2006 and 2005 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and six
	months ended June 30, 2006 and 2005 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial	21
	Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4.	Controls and Procedures	29
Part II. OTHER INFORMATION
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 6.	Exhibits	30
SIGNATURES		31
CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
Assets	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,331,509	$2,526,635
Accounts receivable	4,061,327	3,345,272
Prepaid expenses and other assets	308,046	233,212

Total current assets	6,700,882	6,105,119

Property and equipment, net	55,642	55,920
Goodwill	2,526,110	2,526,110
Intangibles, net	1,560,427	1,762,641
Other assets	191,349	227,102

Total assets	$11,034,410	$10,676,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,748,735	$2,089,717
Accrued expenses	552,115	810,733
Deferred revenue	469,028	178,019
Short-term portion of deferred rent	4,659	4,002

Total current liabilities	3,774,537	3,082,471

Long-term portion of deferred rent	452	3,057
Deferred income tax liability	--	--

Total liabilities	3,774,989	3,085,528
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 1,195,714 shares issued and outstanding, respectively	--	1,196
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 488,214 and 0 shares issued and outstanding, respectively	488	--
Common stock, $0.001 par value; 110,000,000 and 50,000,000 shares authorized,
respectively; 46,895,807 and 37,297,729 shares issued and outstanding, respectively	46,896	37,298
Common stock issuable, $0.001 par value; 0 and 1,905,390 shares, respectively	--	1,905
Stock warrants	31,166	19,916
Additional paid-in capital	60,218,422	60,080,819
Accumulated deficit	(53,037,551)	(52,549,770)

Total stockholders’ equity	7,259,421	7,590,168

Total liabilities, temporary equity and stockholders’ equity	$11,034,410	$10,676,892

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues, net	$4,841,860	$2,921,135	$7,525,766	$5,590,667
Cost of sales (including amortization and depreciation
of $102,126, $70,550, $203,963, and $141,100,
respectively, and stock compensation expense of $0,
$451,849, $0, and $822,039, respectively)	4,027,975	2,605,242	5,994,956	4,877,864

Gross profit	813,885	315,893	1,530,810	712,803
Sales and marketing	208,963	163,944	413,391	340,314
General & administrative	847,898	645,558	1,628,352	1,373,366
Depreciation expense	6,749	6,275	13,725	12,445

Loss from operations	(249,725)	(499,884)	(524,658)	(1,013,322)
Interest income	20,416	1,749	38,765	2,519
Interest expense	(375)	(49,914)	(1,971)	(102,697)
(Loss)/Gain from financial instruments	--	(470,220)	--	526,043
Other (expenses)/income	--	(240)	--	1,910

Net loss before income tax	$(229,684)	$(1,018,509)	$(487,864)	$(585,547)
Income tax benefit, net	(83)	--	(83)	--

Net loss	$(229,601)	$(1,018,509)	$(487,781)	$(585,547)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	44,850,655	22,827,412	42,385,968	20,630,638

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(229,601)	$(1,018,509)	$(487,781)	$(585,547)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	7,768	7,005	15,474	13,905
Amortization expense	101,107	69,820	202,214	139,640
Stock compensation expense	17,844	451,849	23,469	822,039
Deferred income taxes	--	--	--	(110,980)
Deferred financing costs	--	3,572	--	7,145
Loss (Gain) from financial instruments	--	470,220	--	(526,043)
Stock options expense	92,329	--	153,392	--
Changes in assets and liabilities
Accounts receivable	(1,417,917)	(294,561)	(716,055)	433,523
Prepaid expenses and other current assets	(125,088)	13,587	(78,433)	59,185
Other assets	169	72,447	35,753	17,622
Accounts payable and accrued expenses	2,007,739	19,693	981,771	(305,741)

Net cash provided by (used in) operating
activities	$454,350	$(204,877)	$129,804	$(35,252)

Cashflows from investing activities:
Purchase of property and equipment	(4,622)	--	(15,197)	(1,261)
Software development costs	--	(183,798)	--	(351,131)

Net cash used in investing activities	$(4,622)	$(183,798)	$(15,197)	$(352,392)

Cashflows from financing activities:
Borrowings on notes payable	--	143,733	--	302,599
Payments on notes payable	--	(497,500)	--	(865,281)
Collections on related party notes	--	--	--	20,000
Costs related to registration statement	(118,054)	(4,110)	(331,747)	(34,495)
Proceeds from exercise of stock options	62,550	--	144,043	10,250
Proceeds from exercise of warrants	24,571	800,000	44,571	800,000
Costs related to warrant exercise	--	(68,200)	(166,600)	(68,200)

Net cash (used in) provided
by financing activities	$(30,933)	$373,923	$(309,733)	$164,873

Net increase (decrease) in cash	$418,795	$(14,752)	$(195,126)	$(222,771)

Cash and cash equivalents, beginning of period	$1,912,714	$255,506	$2,526,635	$463,525

Cash and cash equivalents, end of period	$2,331,509	$240,754	$2,331,509	$240,754

The accompanying notes are an integral part of these consolidated statements.

Supplementary Information:
Notes receivable issued to former ORC	$--	$270,000	$--	$270,000
shareholders for purchase price adjustment
Liabilities incurred but not yet paid	$--	$22,780	$--	$22,780
relating to warrant exercise
Liabilities incurred but not yet paid	$52,755	$147,804	$84,438	$147,804
relating to registration statement
Cash paid for interest	$--	$14,053	$--	$40,776

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Organization and Nature of Operations

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading, but do not purport to be a complete presentation inasmuch as all note disclosures required by generally accepted accounting principles are not included. In the opinion of management, the unaudited condensed consolidated financial statements reflect all elimination entries and normal recurring adjustments that are necessary for a fair statement of the results for the interim periods ended June 30, 2006 and 2005.

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (“ORC”), is the leading provider of eAuthentication federal credentialing and federal compliant Public Key Infrastructure (“PKI”) managed services to the United States Government. We intend to grow over the next few years through a combination of organic growth (acquiring selective strategic assets and/or other companies) and by operational efficiencies among our subsidiaries.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in information technology (“IT”) integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing PKI technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the United States Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently one of only a few organizations that has been designated by the United States Government as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

We are actively seeking the strategic acquisition of other assets or companies with complementary technical capabilities and we are focused on providing IT, software and related services to the U.S. Government (both defense agencies and civilian agencies), state governments, local agencies, and corporate clients. If successful, we anticipate that we will become a significantly larger company with broader capabilities and resources than has been the case historically.

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; Alexandria, Virginia; and Chesapeake, Virginia. Many Company employees work at various client locations throughout the upper Midwest, Texas, and Mid-Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of our plan to expand our operations through a combination of internal growth initiatives and merger and acquisition opportunities, we expect such costs to increase. The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs. A significant portion of the Company’s costs is labor related, so the Company must effectively manage these costs to achieve and increase its profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from our clients. The uncertainties relating to our ability to achieve and maintain profitability, obtain additional funding to fund our growth strategy and provide the necessary investment to continue to upgrade our management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. We believe that our cash on hand is adequate to finance operations through at least calendar 2006.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the June 30, 2006 and December 31, 2005 cash balances, was $1,914,261 and $2,131,870, respectively, in interest bearing balances in one bank in excess of federally insured amounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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
For the quarter ended June 30, 2006,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2006 and December 31, 2005, unbilled accounts receivable totaled $15,268 and $38,977, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no history of losses nor has it identified any specific risk of loss at June 30, 2006 or on December 31, 2005 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

For the quarter ended June 30, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), individually represented approximately 37% of revenues. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, could have a material adverse effect on results. For the quarter ended June 30, 2005, one customer, The Department of Homeland Security, individually represented 22% of revenues.

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

Prior to December 31, 2005, the Company’s financial instruments also included a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement, which contained a registration rights agreement, included a liquidated damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which were classified as a financial instrument. The financial instrument was marked to market at June 30, 2005. All of the warrants associated with the Barron Partners, LP preferred financing agreement were exercised prior to December 31, 2005 and therefore no financial instrument existed as of June 30, 2006.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of June 30, 2006, one customer, HQ CPSG, accounted for approximately 44% of accounts receivable. As of December 31, 2005, one customer, The Department of Homeland Security, individually represented 30% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Computers, equipment and software	$108,629	$93,433
Less- Accumulated depreciation and amortization	(52,987)	(37,513)

	$55,642	$55,920

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and PKI-II for the three month period ending June 30, 2006. WidePoint recorded approximately $100,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2005. Capitalized software costs included in Other Intangibles at June 30, 2006 and December 31, 2005 were approximately $0.8 million and $0.9 million, respectively.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 13,293,833 and 25,160,182 shares of common stock outstanding for the three months ended June 30, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the three month period ended June 30, 2006 and 2005, respectively, are presented as identical. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 15,741,849 and 26,536,662 shares of common stock outstanding for the six months ended June 30, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the six month period ended June 30, 2006 and 2005, respectively, are presented as identical.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS 123R. As of January 1, 2006, the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended June 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(229,601)	$(1,018,509)	$(487,781)	$(585,547)
Add: Total stock-based employee compensation
expense determined under fair value based method
for awards granted, modified, or settled, net of
related tax effects	--	(327,497)	--	(578,310)
Pro forma net loss	$(229,601)	$(1,346,006)	$(487,781)	$(1,163,857)

Loss per share:
Basic and diluted - as reported	$(0.01)	$(0.04)	$(0.01)	$(0.03)
Basic and diluted - pro forma	$(0.01)	$(0.06)	$(0.01)	$(0.06)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended June 30 , 2005:

Expected dividend yield	--
Expected volatility	156%
Risk-free interest rate	2.70-4.13
Expected option life (in years)	5

The amount of compensation expense recognized under FAS 123(R) during the three months ended June 30, 2006 under our plans was comprised of the following:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
General and administrative expense	$92,329	$153,392
Share-based compensation before taxes	92,329	$153,392
Related income tax benefits	--	--
Share-based compensation expense	92,329	$153,392
Net share-based compensation expenses per basic
and diluted common shares	$0.00	$0.00

Since we have cumulative operating losses as of June 30, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended June 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense was not recognized during the quarter ended June 30, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  The following assumptions were used to determine share-based compensation expense for the three-month period ended June 30, 2006:

Expected dividend yield	--
Expected volatility	153%
Risk-free interest rate	4.8%
Expected option life (in years)	4

A summary of the option activity under our plans during the period ended June 30, 2006 is presented below:

	# of Shares	Weighted average Grant date fair value per share
Non-vested at January 1, 2006	1,098,099	$0.55
Granted	54,000	$2.64
Vested	278,122	$0.42
Non-vested at March 31, 2006	873,977	$0.71
Granted	--	--
Vested	--	--
Non-vested at June 30, 2006	873,977	$0.71
Total outstanding at January 1, 2006	7,795,861	$0.31
Issued	62,000	$2.70
Cancelled	3,500	$0.45
Exercised	276,650	$0.28
Total outstanding at March 31, 2006	7,577,711	$0.33
Total exercisable at March 31, 2006	6,703,734	$0.26
Issued	--	--
Cancelled	--	--
Exercised	225,000	$0.28
Total outstanding at June 30, 2006	7,352,711	$0.33
Total exercisable at June 30, 2006	6,478,734	$0.26

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2006 was 4.90 and 4.36, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of June 30, 2006 was $18,587,534. The total intrinsic value of options exercisable on June 30, 2006 was $16,842,749. The total intrinsic value of options exercised for the second quarter of fiscal 2006 was $580,950. The Company issues new shares of common stock upon the exercise of stock options.

At June 30, 2006, 2,791,289 shares were available for future grants under the Company's 1997 Stock Compensation Plan.

At June 30, 2006, the Company had approximately $502,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.41 years.

3. Debt

As of December 31, 2005 and June 30, 2006, respectively, the Company maintained no outstanding balances under our senior lending agreement with RBC-Centura Bank, which expired on June 1, 2006. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it expired. The Agreement provided for a $2.5 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the prime rate.

WidePoint’s credit facility required that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the quarter ended June 30, 2006 and during the year ended December 31, 2005, respectively, WidePoint was either in compliance with each of these financial covenants, received waivers, or was allowed to continue to utilize the credit facility. The weighted average borrowings under the revolving portion of the facility during the quarters ended June 30, 2006 and June 30, 2005, were $0 and $1.2 million, respectively.

The total interest fees paid, was approximately $0 and $19,000, respectively, for the quarters ended June 30, 2006 and 2005, respectively.

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

During 2004, WidePoint completed the acquisitions of Operational Research Consultants, Inc. The Company has also capitalized software development costs associated with its PKI initiative, established the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of June 30, 2006
		Gross Carrying amount	Accumulated Amortization
(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$(368,464)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (97,005)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$(104,290)

	Total	$2,130,186	$(569,759)

Aggregate Amortization Expense:

	For quarter ended 6/30/06	$ 101,107

Estimated Amortization Expense:

	For year ended 12/31/06	$ 404,428

	For year ended 12/31/07	$ 404,428

	For year ended 12/31/08	$ 404,428

	For year ended 12/31/09	$ 374,270

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 4.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 4 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 4.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired during the quarter ended June 30, 2006, nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended June 30, 2006.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of June 30, 2006.

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

6. Temporary Preferred Equity

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 0 and 1,195,714 shares were outstanding at June 30, 2006 and December 31, 2005, respectively.

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company was required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance, other than a nominal amount equal to par value, were allocated to warrants and as such no proceeds were allocated to the preferred stock issuance at December 31, 2005. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to permanent preferred equity for preferred stock held as of June 30, 2006.

Registration Rights Agreement

The shares of common stock issuable by WidePoint to Barron Partners, LLP (“Barron”) upon a conversion of shares of the Series A Convertible Preferred Stock or an election to exercise all or a portion of the warrants will not be registered under the Securities Act of 1933. To provide for the registration of such underlying shares, Barron and WidePoint entered into a registration rights agreement, dated October 20, 2004, requiring WidePoint to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and warrants. The registration statement was filed on January 5, 2005. The registration rights agreement further required WidePoint to use its best efforts to cause such registration statement to be declared effective by February 22, 2005 (i.e., 120 days following the closing of the sale of the Series A Convertible Preferred Stock).

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

7. Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. As of June 30, 2006 there were 46,895,807 shares of common stock outstanding. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 488,214 and 0 shares were outstanding at June 30, 2006 and December 31, 2005, respectively. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to permanent preferred equity for preferred stock held as of June 30, 2006.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attain certain performance parameters in 2004 and 2005. As of December 31, 2005, no common shares were earned and the 5,555,556 shares were returned to the Company and cancelled during the second quarter of 2006.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the Chesapeake stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow were not recorded in equity at the time of the acquisition and were only to be released to the Chesapeake shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provided that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock would be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date could have been extended for one additional year in the event that it was determined that Chesapeake had achieved certain performance levels in the latter part of 2005. This event did not occur and as a result the escrow expiration date was not extended beyond December 31, 2005. Further, the merger agreement provided that in the event WidePoint did not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock held in escrow to which the Chesapeake shareholders had not become earlier entitled to receive would be returned to the Company. The Company recorded in equity 816,596 shares of the 4,082,980 common shares issued to the Chesapeake shareholders at the time of the acquisition. The Company recorded these 816,596 common shares at the time of the acquisition as “common stock issuable.” Upon the issuance of the common stock by the Company’s transfer agent on July 13, 2004, these shares were reclassified from common stock issuable to common stock. Further, for the period ending December 31, 2004, the Company recorded in equity and released 544,398 common shares from the escrow to the Chesapeake shareholders after the filing of the Company’s Form 10-K, with 2,721,987 common shares continuing to be held in escrow and not recorded in equity. The Company recorded as compensation expense the initial 816,596 shares issued at the time of the acquisition of Chesapeake. As a result of meeting certain performance measures, the Company recorded in equity the release of 544,398 additional common shares on December 31, 2004. These shares were recorded as “common stock issuable” as they had not been released from escrow as of December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. The remaining Chesapeake shares held in escrow were not earned and not recorded in equity due to Chesapeake failing to meet certain performance measures as of December 31, 2004. For the one year period ending December 31, 2005, the Chesapeake shareholders earned 1,905,390 shares from escrow, which had been previously recorded as issuable common stock. The remaining 816,597 shares in escrow were returned to the Company and cancelled during the second quarter of 2006. The 1,905,390 shares earned were released from escrow during the second quarter of 2006. As a result of the release from escrow, the shares earned were reclassified from issuable Common stock to issued Common stock as of June 30, 2006.

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

On December 31, 2004, the original shareholders of Chesapeake earned 544,398 shares, which were released from escrow after the filing of the Company’s Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as Common Stock Issuable as of December 31, 2004. Upon the filing of the Company’s Form 10-K for the period ending December 31, 2004, the shares were released from escrow and at that time reclassified as Common Stock. The remaining unearned Chesapeake common shares held in escrow that had not met certain performance measures as of December 31, 2005 were cancelled during the second quarter of 2006 and the shares earned were released from escrow during the second quarter of 2006 and reclassified from Common stock issuable to Common stock as of June 30, 2006.

Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with EITF 96-18.

On October 27, 2004 and November 22, 2004, the Company issued two warrants to purchase 30,612 shares and 5,556 shares, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura Bank. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet.

8. Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners, LP as part of a preferred stock financing. The warrants had a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants had been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company was also required to value the fair market price of the financial instrument as of June 30, 2005. The Company had recorded a loss on the financial instrument of $470,220 for the three month period ending June 30, 2005, to adjust the difference between the fair-value of these warrants and the market price. The Company had recorded a gain on the financial instrument of $526,043 for the six month period ending June 30, 2005, to adjust the difference between the fair-value of these warrants and the market price. As of December 31, 2005, all of the warrants issued to Barron Partners, LP were exercised. As a result, the Company was not required to value the fair market price of the financial instruments for the period ending June 30, 2006 since the underlying warrants which were reflected as a financial instrument no longer existed.

9. Segment reporting

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was comprised of a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed services. The PKI credentialing and managed services segment provides PKI credentialing and managed services to United States federal agencies and federal contractors as a result of regulatory compliance requirements.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended June 30
	2006	2005
Consulting services:
Revenues	$4,640,417	$2,802,904
Operating income	178,675	167,232
Total assets	4,506,351	2,922,517
PKI Credentialing and Managed Services
Revenues	$201,443	$118,231
Operating (loss)/ income (includes amortization expense of $45,838,
and $14,551, respectively)	(103,429)	12,881
Total assets	1,001,328	927,859
Digital Certificates sold	2,082	1,086
Total Company
Revenues	$4,841,860	$2,921,135
Operating loss	242,976 (1)	493,609 (2)
Depreciation expense	6,749	6,275
Interest income (expense), net	20,041	(48,165)
Loss from financial instruments	--	(470,220)
Other expenses	--	(240)
Income tax benefit	83	--
Net loss	$(229,601)	$(1,018,509)
Total Corporate assets	$5,526,731	$3,971,292
Total assets	$11,034,410	$7,821,668

(1)     Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $262,952 in unallocated corporate costs in general and administrative expense.

(2)     Includes $451,849 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $166,603 in unallocated corporate costs in general and administrative expense.

	Six Months Ended June 30
	2006		2005
Consulting services:
Revenues	$7,101,427		$5,387,322
Operating income	208,614		318,315
Total assets	4,506,351		2,922,517
PKI Credentialing and Managed Services
Revenues	$424,339		$203,345
Operating loss (includes amortization expense of $91,675
and $29,102, respectively)	137,608		8,041
Total assets	1,001,328		927,859
Digital Certificates sold	5,225		3,552
Total Company
Revenues	$7,525,766		$5,590,667
Operating loss	510,933	(1)	1,000,877 (2)
Depreciation expense	13,725		12,445
Interest income (expense), net	36,794		(100,178)
Gain from financial instruments	--		526,043
Other expenses	(--)		1,910
Income tax benefit	83		--
Net loss	$(487,781)		$(585,547)
Total Corporate assets	$5,526,731		$3,971,292
Total assets	$11,034,410		$7,821,668

(1)     Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $471,400 in unallocated corporate costs in general and administrative expense.

(2)     Includes $822,039 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $378,573 in unallocated corporate costs in general and administrative expense.

10. Litigation

The Company is not involved in any material legal proceedings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (“ORC”), is the leading provider of E-Authentication federal credentialing and federal compliant Public Key Infrastructure (“PKI”) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (ÒPKIÓ) technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related and transactions internal to an organization and with external organizations. ORC is currently one of only a few organizations that has been designated by the United States Government as fully compliant to issue certificates as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

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

As a result of these actions WidePoint’s total revenues increased by approximately $1.9 from $2.9 million for the quarter ended June 30, 2005 to $4.8 million for the quarter ended June 30, 2006. Our PKI credentialing and managed services segment experienced revenue growth of approximately 70% with revenues increasing approximately $83,000 from approximately $118,000 for the quarter ended June 30, 2005, to approximately $201,000 for the quarter ended June 30, 2006, as a result of continuing early adoption of the Federal Government’s mandate under Homeland Security Directive No. 12 (“HSPD-12”). We sold 2,082 digital certificates for the three months ended June 30, 2006 as compared to 1,086 digital certificates for the quarter ended June 30, 2005. We anticipate that digital certificate sales should continue to increase as the adoption of HSPD-12 is implemented by the Federal Government agencies and departments. Our consulting services segment experienced increasing revenues of approximately $1,837,000 from approximately $2,803,000 for the quarter ended June 30, 2005 as compared to approximately $4,640,000 for the quarter ended June 30, 2006. The increase in revenues was materially the result of the resale of software in support of the Department of Defense’s (“DOD”) preparation for their widescale launch of the External Certificate Authority (“ECA”) program. The Company anticipates that it may continue to have opportunities during the third quarter of 2006 to provide additional engineering services and software reselling opportunities to assist the DOD in support of their widescale launch of the ECA program.

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

Results of Operations

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Revenues, net. Revenues for the three month period ended June 30, 2006 was approximately $4,842,000 as compared to approximately $2,921,000 for the three month period ended June 30, 2005. The increase in revenues was primarily attributable to an increase in our Public Key Infrastructure (“PKI”) credentialing and managed services segment and the increase in our services segment as a result of the preparation of the DOD’s launch of its ECA program. Our PKI credentialing and managed services segment experienced revenue growth of approximately 70% with revenues increasing approximately $83,000 from $118,000 for the three month period ended June 30, 2005 to $201,000 for the three month period ended June 30, 2006 as a result of continuing early adoption of the federal government’s mandate under the Homeland Security Directive No. 12 (“HSPD-12”). Our consulting services segment experienced revenue growth of approximately 66% with revenues increasing approximately $1,838,000 from $2,803,000 for the three month period ended June 30, 2005 as compared to $4,640,000 for the three month period ended June 30, 2006 as a result of increases in providing services and software reselling in support of the DOD’s widescale launch of its ECA program. We anticipate that we may continue to have opportunities in the third quarter of 2006 in providing additional engineering services and software reselling opportunities to the DOD in support of there widescale launch of the ECA program.

Cost of sales. Cost of sales for the three month period ended June 30, 2006, was approximately $4,028,000, or 83% of revenues, an increase of approximately $1,423,000 from cost of sales of approximately $2,605,000, or 89% of revenues, for the three month period ended June 30, 2005. The absolute increase in cost of sales was primarily attributable to the greater revenues that occurred in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. The percentage improvement in the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 was due to the non-recurrence of the compensation expense of approximately $452,000 from the earnout of 544,397 escrowed shares that was recognized during the quarter ending June 30, 2005.

Gross profit. As a result of the above, gross profit for the three month period ended June 30, 2006, was approximately $814,000, or 17% of revenues, an increase of approximately $498,000 over gross profit of approximately $316,000, or 11% of revenues, for the three month period ended June 30, 2005.

Sales and marketing. Sales and marketing expense for the three month period ended June 30, 2006, was approximately $209,000, or 4% of revenues, an increase of approximately $45,000, as compared to approximately $164,000, or 6% of revenues, for the three month period ended June 30, 2005. The absolute increase was materially attributable to increased sales and marketing expenses which we initiated during the three month period ending June 30, 2005 to expand our sales efforts associated with our PKI credentialing and managed services offerings and to expand our sales staff.

General and administrative. General and administrative expenses for the three month period ended June 30, 2006, were approximately $848,000, or 18% of revenues, an increase of approximately $202,000, as compared to approximately $646,000, or 22% of revenues, incurred by the Company for the three month period ended June 30, 2005. The absolute increase in general and administrative expenses for the three months ended June 30, 2006, was primarily attributable to our adoption of FAS 123R and the effect of recognizing approximately $92,000 in stock option expense and as a result of increasing our general and administrative efforts associated with expanding our infrastructure in support of PKI credentialing and managed service offerings.

Depreciation. Depreciation expense for the three month period ended June 30, 2006, was approximately $6,700, or less than 1% of revenues, an increase of approximately $400, as compared to approximately $6,300 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended June 30, 2005. The increase in depreciation expense for the three month period ended June 30, 2006, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended June 30, 2006, was $20,416, or less than 1% of revenues, an increase of $18,667 as compared to $1,749, or less than 1% of revenues, for the three month period ended June 30, 2005. The increase in interest income for the three month period ended June 30, 2006, was primarily attributable to greater amounts of cash and cash equivalents along with higher short-term interest rates that were available to the Company on investments in money market accounts.

Interest expense. Interest expense for the three month period ended June 30, 2006, was $375, or less than 1% of revenues, a decrease of $49,539 as compared to $49,914, or 2% of revenues, for the three month period ended June 30, 2005. The decrease in interest expense for the three month period ended June 30, 2006 was primarily attributable to WidePoint’s decrease in interest expense associated with its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

Loss from Financial instrument. There was no loss from financial instrument for the three month period ended June 30, 2006 as a result of the elimination of the financial instrument when all of the Barron warrants were exercised in December of 2005. The loss from financial instrument for the three month period ending June 30, 2005, was approximately $470,000. The loss from financial instrument represents the increase during the three months ended June 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants increased principally because the estimated volatility of the Company’s stock increased. This increase in turn resulted from the relatively greater trading range of the Company’s stock in the quarter as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise while a stock with higher volatility provides a greater probability that the warrant holder will be able to eventually realize a gain. The effect of the increased estimated volatility along with the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the quarter had an upward effect on the warrant value.

Other. There was no other income or expenses for the three month period ended June 30, 2006. Other expenses for the three month period ended June 30, 2005, was $240, or less than 1% of revenues.

Net loss. As a result of the above, the net loss for the three month period ended June 30, 2006, was approximately $230,000 as compared to the net loss of approximately $1,019,000 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

Revenues, net. Revenues for the six month period ended June 30, 2006 was approximately $7,526,000 as compared to approximately $5,591,000 for the six month period ended June 30, 2005. The increase in revenues was primarily attributable to an increase in our PKI credentialing and managed services segment and increases in our consulting services segment as a result increases in our services and software reselling in support of the DOD’s widescale launch of their ECA program. Our PKI credentialing and managed services segment experienced revenue growth of approximately 109% with revenues increasing approximately $221,000 from $203,000 for the six month period ended June 30, 2005 to $424,000 for the six month period ended June 30, 2006 as a result of continuing early adoption of the federal government’s mandate under the Homeland Security Directive No. 12 (“HSPD-12”). Our consulting services segment experienced revenue growth of approximately 32% with revenues increasing approximately $1,714,000 from $5,387,000 for the six month period ended June 30, 2005 as compared to $7,101,000 for the six month period ended June 30, 2006 as a result of increases in providing services and software reselling in support of the DOD’s widescale lauch of its ECA program. We anticipate that we may continue to have opportunities in the third quarter of 2006 in providing additional engineering services and software reselling opportunities to the DOD in support of their widescale launch of the ECA program.

Cost of sales. Cost of sales for the six month period ended June 30, 2006, was approximately $5,995,000, or 80% of revenues, an increase of approximately $1,117,000 over cost of sales of approximately $4,878,000, or 87% of revenues, for the six month period ended June 30, 2005. The percentage decrease in cost of sales was primarily attributable to the decrease in amortization expenses associated with our purchase price allocation of ORC, and the decrease in compensation expense associated the Chesapeake shares, which were earned as a result of revenues from ORC during the second quarter of 2005 and did not reoccur after the completion of Chesapeake’s earnout as of December 31, 2005. The compensation expense of approximately $822,000 was the result of an expense related to the pending release of 1,088,794 common shares earned during the six month period ending June 30, 2005 by the former shareholders of Chesapeake. The absolute increase in cost of sales was materially attributable to higher revenues and cost of sales resulting from our acquisition of ORC in October 2004.

Gross profit. As a result of the above, gross profit for the six month period ended June 30, 2006, was approximately $1,531,000, or 20% of revenues, an increase of approximately $818,000 over gross profit of approximately $713,000, or 13% of revenues, for the six month period ended June 30, 2005.

Sales and marketing. Sales and marketing expense for the six month period ended June 30, 2006, was approximately $413,000, or 5% of revenues, an increase of approximately $73,000, as compared to approximately $340,000, or 6% of revenues, for the six month period ended June 30, 2005. The increase was materially attributable to our expansion of our sales efforts associated with out PKI credentialing and managed services offerings.

General and administrative. General and administrative expenses for the six month period ended June 30, 2006, were approximately $1,628,000, or 22% of revenues, an increase of approximately $255,000, as compared to approximately $1,373,000, or 25% of revenues, incurred by the Company for the six month period ended June 30, 2005. The percentage decrease in general and administrative expense was attributable to lesser relative general administrative expense in relation to the increased revenue base as a result of our acquisition of ORC in October 2004. The absolute increase in general and administrative expenses for the six months ended June 30, 2005, was primarily attributable to our expansion of our general and administrative efforts associated with our PKI credentialing and managed services offerings.

Depreciation expense. Depreciation expense for the six month period ended June 30, 2006, was approximately $14,000, or less than 1% of revenues, an increase of $2,000, as compared to approximately $12,000 of such expenses, or less than 1% of revenues, recorded by the Company for the six month period ended June 30, 2005. The increase in depreciation expenses for the six month period ended June 30, 2006, was primarily attributable to the increased pool of depreciable assets.

Interest income. Interest income for the six month period ended June 30, 2006, was $38,765, or less than 1% of revenues, an increase of $36,246 as compared to $2,519, or less than 1% of revenues, for the six month period ended June 30, 2005. The increase in interest income for the six month period ended June 30, 2005, was primarily attributable to greater amounts of cash and cash equivalents available to the company over this time period.

Interest expense. Interest expense for the six month period ended June 30, 2006, was $1,971, or less than 1% of revenues, a decrease of $100,726 as compared to $102,697, or 2% of revenues, for the six month period ended June 30, 2005. The decrease in interest expense for the six month period ended June 30, 2006 was primarily attributable to WidePoint’s decreased utilization of its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

Gain from Financial instrument. There was no gain from financial instrument for the six month period ended June 30, 2006 as a result of the elimination of the financial instrument when all of the Barron warrants were exercised in December of 2005. The gain from financial instrument for the six month period ended June 30, 2005, was approximately $526,000. The gain from financial instrument represents a decrease during the six months ended June 30, 2005 in the estimated fair value of the warrants issued to Barron Partners, L. P. in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock declined. This decline in turn resulted from the relatively narrow trading range of the Company’s stock in the six months as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the six months, which had an upward effect on the warrant value.

Other. There was no other income or expenses for the six month period ended June 30, 2006. Other income for the six month period ended June 30, 2005, was $1,910, or less than 1% of revenues.

Net loss. As a result of the above, the net loss for the six month period ended June 30, 2006, was approximately $488,000 as compared to the net loss of approximately $586,000 for the six months ended June 30, 2005.

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

	Three Months Ended June 30
	2006	2005
Consulting services:
Revenues	$4,640,417	$2,802,904
Operating income	178,675	167,232
Total assets	4,506,351	2,922,517
PKI Credentialing and Managed Services
Revenues	$201,443	$118,231
Operating (loss)/ income (includes amortization expense of $45,838,
and $14,551, respectively)	(103,429)	12,881
Total assets	1,001,328	927,859
Digital Certificates sold	2,082	1,086
Total Company
Revenues	$4,841,860	$2,921,135
Operating loss	242,976 (1)	493,609 (2)
Depreciation expense	6,749	6,275
Interest income (expense), net	20,041	(48,165)
Loss from financial instruments	--	(470,220)
Other expenses	--	(240)
Income tax benefit	83	--
Net loss	$(229,601)	$(1,018,509)
Total Corporate assets	$5,526,731	$3,971,292
Total assets	$11,034,410	$7,821,668

(1)     Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $262,952 in unallocated corporate costs in general and administrative expense.

(2)     Includes $451,849 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $166,603 in unallocated corporate costs in general and administrative expense.

	Six Months Ended June 30
	2006		2005
Consulting services:
Revenues	$7,101,427		$5,387,322
Operating income	208,614		318,315
Total assets	4,506,351		2,922,517
PKI Credentialing and Managed Services
Revenues	$424,339		$203,345
Operating loss (includes amortization expense of $91,675
and $29,102, respectively)	137,608		8,041
Total assets	1,001,328		927,859
Digital Certificates sold	5,225		3,552
Total Company
Revenues	$7,525,766		$5,590,667
Operating loss	510,933	(1)	1,000,877 (2)
Depreciation expense	13,725		12,445
Interest income (expense), net	36,794		(100,178)
Gain from financial instruments	--		526,043
Other expenses	(--)		1,910
Income tax benefit	83		--
Net loss	$(487,781)		$(585,547)
Total Corporate assets	$5,526,731		$3,971,292
Total assets	$11,034,410		$7,821,668

(1)     Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $471,400 in unallocated corporate costs in general and administrative expense.

(2)     Includes $822,039 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $378,573 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2005 and through the period ended June 30, 2006, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance.

Net cash provided by operating activities for the quarter ended June 30, 2006, was approximately $454,000 as compared to cash used in operating activities of approximately $205,000 for the quarter ended June 30, 2005. The increase in cash balances available for operating activities for the quarter ended June 30, 2006, was primarily a result of an increase in our accounts payable. Net cash used in investing activities for the quarter ended June 30, 2006, was approximately $5,000 as compared to $184,000 in the quarter ended June 30, 2005. The decrease in net cash used in investing activities resulted primarily from $184,000 of software development costs paid in the quarter ended June 30, 2005. Net cash used in financing activities amounted to $31,000 in the quarter ended June 30, 2006, as compared to $374,000 of net cash provided by financing activities in the quarter ended June 30, 2005. The change primarily resulted from $498,000 of payments on notes payable and $800,000 of proceeds from the exercise of warrants in the quarter ended June 30, 2005, and the payment of $118,000 of costs related to the registration statement in the quarter ended June 30, 2006. Capital expenditures in property and equipment were approximately $5,000 for the quarter ended June 30, 2006, as compared to no capital expenditures in property and equipment for the quarter ended June 30, 2005.

As of June 30, 2006, the Company had a net working capital of approximately $2.9 million. WidePoint’s primary source of liquidity consists of approximately $2.3 million in cash and cash equivalents and approximately $4.1 million of accounts receivable. The increase in accounts receivable was primarily the result of the increase in billed revenues in the quarter ending June 30, 2006 as compared to the year ended December 31, 2005. Current liabilities include approximately $3.3 million in accounts payable and accrued expenses. The material increase in current liabilities is predominately the result of the increase in revenues that subsequently resulted in greater accounts payable and accrued expenses.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. Through June 30, 2006, Barron has converted 1,557,500 shares of Series A Convertible Preferred Stock and has fully exercised it warrant. Barron’s conversion of its Series A Convertible Preferred Stock is and its warrant exercises were subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction may be removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants expire in October 2009.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that allowed for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. No borrowings under the line of credit were outstanding at June 30, 2006 and the line of credit lapsed as of June 1, 2006. The interest rate on the line of credit was variable, and was based upon the prime lending rate. Our failure to comply with the restrictive covenants under our revolving credit facility could have resulted in an event of default, which, if not cured, amended, or waived, could have resulted in us being required to repay these borrowings before their due date. Through June 1, 2006 any covenants with which we had not been compliant had either been amended or waived or we had been allowed to continue to utilize the line of credit. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners, LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under a bank credit agreement as of June 30, 2006 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1A. RISK FACTORS

See “Risk Factors” in the Company’s 2005 annual report on Form 10-K for a complete description of the material risks it faces. There have been no material changes to our risk factors since December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 22, 2006 the Company issued 4,711 shares of restricted common stock at a market price of $2.65 to Mr. Daniel Turissini as a part of a bonus plan award associated with Mr. Turissini’s employment agreement with the Company, which bonus plan and employment agreement had been previously approved by the Company’s Board of Directors in October 2004 at the time of the Company’s acquisition of ORC. The issuance of the restricted common shares to Mr. Turisinni was effected by the Company without registration under the Securities Act of 1933 in reliance upon the private offering exemption under section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 28, 2006.

The following two persons were elected by the following votes to serve as Class II directors of the Board of Directors for two years or until their resignation and/or their successors are elected and qualified:

	Votes For	Votes Against	Votes Abstaining
Steve Komar	38,159,309	3,320,611	--
James McCubbin	38,108,701	3,371,219	--

The following person was elected by the following votes to serve as a Class III director of the Board of Directors for three years or until his resignation and/or successors are elected and qualified:

	Votes For	Votes Against	Votes Abstaining
James Ritter	37,161,107	4,318,813	-

The proposal to amend the Company’s 1997 Stock Incentive Plan to provide that directors of the Company are eligible to participate in the Plan was approved by a vote of 22,224,997 shares for and 4,383,184 shares against, with 1,968,402 shares abstaining and broker non-votes totaling 12,903,337 shares.

Stockholders ratified the selection of Epstein, Weber & Conover LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 38,273,126 shares for and 1,249,192 shares against, with 1,957,602 shares abstaining.

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

WIDEPOINT CORPORATION
Date: August 14, 2006	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer