Form 10-Q
period 2006-09-30
WIDEPOINT CORP
filed 2006-11-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes        No   X

As of November 9, 2006, 48,752,558 shares of common stock, $.001 par value per share were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2006
	(unaudited) and December 31, 2005 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2006 and 2005 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and nine
	months ended September 30, 2006 and 2005 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
Part II. OTHER INFORMATION
Item 1A.	Risk Factors	29
Item 6.	Exhibits	30
SIGNATURES		31
CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,654,749	$2,526,635
Accounts receivable	2,328,756	3,345,272
Prepaid expenses and other assets	375,080	233,212

Total current assets	5,358,585	6,105,119

Property and equipment, net	68,086	55,920
Goodwill	2,526,110	2,526,110
Intangibles, net	1,459,319	1,762,641
Other assets	54,075	227,102

Total assets	$9,466,175	$10,676,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,059,072	$2,089,717
Accrued expenses	513,334	810,733
Deferred revenue	524,048	178,019
Short-term portion of deferred rent	4,084	4,002

Total current liabilities	2,100,538	3,082,471

Long-term portion of deferred rent	--	3,057
Deferred income tax liability	--	--

Total liabilities	2,100,538	3,085,528
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 1,195,714 shares issued and outstanding, respectively	--	1,196
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 365,214 and 0 shares issued and outstanding, respectively	365	--
Common stock, $0.001 par value; 110,000,000 shares authorized;
48,691,558 and 37,297,729 shares issued and outstanding, respectively	48,692	37,298
Common stock issuable, $0.001 par value; 0 and 1,905,390 shares, respectively	--	1,905
Stock warrants	36,791	19,916
Additional paid-in capital	60,509,703	60,080,819
Accumulated deficit	(53,229,914)	(52,549,770)

Total stockholders’ equity	7,365,637	7,590,168

Total liabilities, temporary equity and stockholders’ equity	$9,466,175	$10,676,892

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Revenues, net	$3,208,261	$3,645,237	$10,734,027	$9,235,904
Cost of sales (including amortization and depreciation
of $102,127, $80,980, $306,090, and $222,080,
respectively, and stock compensation expense of $0,
446,406, $0, and $1,268,445, respectively)	2,327,930	3,277,871	8,322,886	8,155,735

Gross profit	880,331	367,366	2,411,141	1,080,169
Sales and marketing	248,730	138,493	662,121	478,807
General & administrative	845,311	682,867	2,473,663	2,056,233
Depreciation expense
	7,202	6,364	20,927	18,809

Loss from operations	(220,912)	(460,358)	(745,570)	(1,473,680)
Interest income	29,122	2,312	67,887	4,831
Interest expense	(573)	(48,484)	(2,544)	(151,181)
Gain from financial instruments	--	701,995	--	1,228,038
Other (expenses)/income	--	--	--	1,910

Net (loss)/earnings before income tax	$(192,363)	$195,465	$(680,227)	$(390,082)
Income tax benefit, net	--	(54,274)	(83)	(54,274)

Net (loss)/earnings	$(192,363)	$249,739	$(680,144)	$(335,808)

Basic net (loss)/earnings per share	$(0.01)	$0.01	$(0.02)	$(0.01)

Basic weighted average shares outstanding	47,442,123	26,456,542	44,089,874	22,593,946

Diluted net (loss)/earnings per share	$(0.01)	$0.00	$(0.02)	$(0.01)

Diluted weighted average shares outstanding	47,442,123	49,940,870	44,089,874	22,593,946

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(192,363)	$249,739	$(680,144)	$(335,808)
Adjustments to reconcile net (loss) earnings
to net cash
provided by operating activities:
Depreciation expense	8,221	7,094	23,695	20,999
Amortization expense	101,108	80,250	303,322	219,890
Stock compensation expense	5,625	446,406	29,094	1,268,445
Deferred income taxes	--	--	--	(110,980)
Amortization of deferred financing costs	--	3,573	--	10,718
(Gain) from financial instruments	--	(701,995)	--	(1,228,038)
Stock options expense	112,236	--	265,628	--
Changes in assets and liabilities
Accounts receivable	1,732,571	(236,812)	1,016,516	196,711
Income tax receivable	--	(62,737)	--	(62,737)
Prepaid expenses and other current assets	67,966	131,895	(10,467)	191,080
Other assets	2,274	37,198	38,027	54,820
Accounts payable and accrued expenses	(1,649,235)	223,438	(667,464)	(82,303)

Net cash provided by operating activities	$188,403	$178,049	$318,207	$142,797

Cash flows from investing activities:
Purchase of property and equipment	(20,665)	(1,588)	(35,862)	(2,849)
Software development costs	--	(63,563)	--	(414,694)

Net cash used in investing activities	$(20,665)	$(65,151)	$(35,862)	$(417,543)

Cash flows from financing activities:
Borrowings on notes payable	--	185,967	--	488,566
Payments on notes payable	--	(1,116,990)	--	(1,982,271)
Collections on related party notes	--	--	--	20,000
Costs related to registration statement	(40,786)	--	(372,533)	(34,495)
Proceeds from exercise of stock options	36,288	2,250	180,331	12,500
Proceeds from exercise of warrants	160,000	1,000,000	204,571	1,800,000
Costs related to warrant exercise	--	(62,000)	(166,600)	(130,200)

Net cash provided by (used in)
financing activities	$155,502	$9,227	$(154,231)	$174,100

Net increase (decrease) in cash	$323,240	$122,125	$128,114	$(100,646)

Cash and cash equivalents, beginning of period	$2,331,509	$240,754	$2,526,635	$463,525

Cash and cash equivalents, end of period	$2,654,749	$362,879	$2,654,749	$362,879

Supplementary Information:
Notes receivable issued to former ORC	$--	$--	$--	$270,000
shareholders for purchase price adjustment
Liabilities incurred but not yet paid relating to	$--	$18,000	$--	$40,780
warrant exercise
Liabilities incurred but not yet paid relating to	$15,570	$84,043	$59,222	$231,847
registration statement
Cash paid for interest	$--	$17,210	$--	$57,986

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation, Organization and Nature of Operations

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (“ORC”), is the leading provider of eAuthentication federal credentialing and federal compliant Public Key Infrastructure (“PKI”) managed services to the United States Government. We intend to substantially increase the Company’s size over the next few years through a combination of organic growth and by acquiring selective strategic assets and/or other companies augmented by the realization of operational efficiencies among our subsidiaries.

On October 25, 2004, we completed our acquisition of ORC. ORC specializes in information technology (“IT”) integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing PKI technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the United States Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently one of only a few organizations that has been designated by the United States Government as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

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

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of our plan to expand our operations through a combination of internal growth initiatives and merger and acquisition opportunities, we expect such costs to increase. The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs. A significant portion of the Company’s costs is labor related, so the Company must effectively manage these costs to achieve and increase its profitability. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from our clients. The uncertainties relating to our ability to achieve and maintain profitability, obtain additional funding to fund our growth strategy and provide the necessary investment to continue to upgrade our management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. We believe that our cash on hand is adequate to finance operations through at least calendar 2007.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the September 30, 2006 and December 31, 2005 cash balances, was $2,225,980 and $2,131,870, respectively, in interest bearing balances in one bank in excess of federally insured amounts. At times, cash balances held at financial institutions were in excess of federally insured limits. The Company places its temporary cash investments with high-credit, quality financial institutions, and as a result, the Company believes that no significant concentration of credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended September 30, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--
For the quarter ended September 30, 2006,
Allowance for doubtful accounts	$--	$20,000	$20,000	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2006 and December 31, 2005, unbilled accounts receivable totaled $128,819 and $38,977, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at September 30, 2006 or on December 31, 2005 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

For the quarter ended September 30, 2006, no customer represented over 10% of revenues. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended September 30, 2005, one customer, The Department of Homeland Security, individually represented 18% of revenues.

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

Prior to December 31, 2005, the Company’s financial instruments also included a financial instrument in which a valuation for the warrants from the Barron Partners, LP preferred financing agreement, which contained a registration rights agreement, included a liquidated damages provision. Accordingly, a Black Scholes calculation was used to determine the fair value of those warrants which were classified as a financial instrument. The financial instrument was marked to market at June 30, 2005. All of the warrants associated with the Barron Partners, LP preferred financing agreement were exercised prior to December 31, 2005 and therefore no financial instrument existed as of September 30, 2006.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of September 30, 2006, no customer accounted for over 10% of accounts receivable. As of December 31, 2005, one customer, The Department of Homeland Security, individually represented 30% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Computers, equipment and software	$129,294	$93,433
Less- Accumulated depreciation and amortization	(61,208)	(37,513)

	$68,086	$55,920

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and PKI-II for the three month period ending September 30, 2006. WidePoint recorded approximately $100,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2005. Capitalized software costs included in Other Intangibles at September 30, 2006 and December 31, 2005 were approximately $0.7 million and $0.9 million, respectively.

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 10,693,365 shares of common stock outstanding for the three months ended September 30, 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 23,484,328 shares of common stock outstanding for the three months ended September 30, 2005 has been included in the calculation of the net earnings per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted earnings (loss) per share for the three month period ended September 30, 2006 and 2005, respectively, are not presented as identical. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 13,986,777 and 25,374,739 shares of common stock outstanding for the nine months ended September 30, 2006 and 2005, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the nine month periods ended September 30, 2006 and 2005, respectively, are presented as identical.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended September 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net (loss) earnings, as reported	$(192,363)	$249,739	$(680,144)	$(335,808)
Add: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	--	(209,376)	--	(787,686)
Pro forma net (loss) earnings	$(192,363)	$40,363	$(680,144)	$(1,123,494)

(Loss) earnings per share:
Basic - as reported	$(0.01)	$0.01	$(0.02)	$(0.01)
Diluted - as reported	$(0.01)	$0.00	$(0.02)	$(0.01)
Basic - pro forma	$(0.01)	$0.00	$(0.02)	$(0.05)
Diluted - pro forma	$(0.01)	$0.00	$(0.02)	$(0.05)

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

The amount of compensation expense recognized under SFAS 123(R) during the three months ended September 30, 2006 under our plans was comprised of the following:

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
General and administrative expense	$112,236	$265,628
Share-based compensation before taxes	112,236	$265,628
Related income tax benefits	--	--
Share-based compensation expense	112,236	$265,628
Net share-based compensation expenses per
basic and diluted common shares	$ 0.00	$ 0.01

Since we have cumulative operating losses as of September 30, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended September 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense was not recognized during the quarter ended September 30, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  The following assumptions were used to determine share-based compensation expense for the three-month period ended September 30, 2006:

Expected dividend yield	--
Expected volatility	124%
Risk-free interest rate	4.8%
Expected option life (in years)	4

A summary of the option activity under our plans during the period ended September 30, 2006 is presented below:

	# of Shares	Weighted average Grant date fair value per share
NON -VESTED
Non-vested at January 1, 2006	1,098,099	$0.55
Granted	54,000	$2.64
Vested	278,122	$0.42
Non-vested at March 31, 2006	873,977	$0.71
Granted	--	--
Vested	--	--
Non-vested at June 30, 2006	873,977	$0.71
Granted	54,000	$2.27
Vested	25,000	$2.40
Forfeited	29,000	$0.42
Non-vested at September 30, 2006	873,977	$0.77

OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2006	7,795,861	$0.31
Issued	62,000	$2.70
Cancelled	3,500	$0.45
Exercised	276,650	$0.28
Total outstanding at March 31, 2006	7,577,711	$0.33
Total exercisable at March 31, 2006	6,703,734	$0.26
Issued	--	--
Cancelled	--	--
Exercised	225,000	$0.28
Total outstanding at June 30, 2006	7,352,711	$0.33
Total exercisable at June 30, 2006	6,478,734	$0.26
Issued	62,000	--
Cancelled	32,000	--
Exercised	165,750	$0.28
Total outstanding at September 30, 2006	7,216,961	$0.36
Total exercisable at September 30, 2006	6,342,984	$0.27

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2006 was 4.64 and 4.08, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of September 30, 2006 was $18,437,224. The total intrinsic value of options exercisable on September 30, 2006 was $16,719,391. The total intrinsic value of options exercised for the third quarter of fiscal 2006 was $446,045. The Company issues new shares of common stock upon the exercise of stock options.

At September 30, 2006, 6,093,888 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes 833,150 options previously exercised under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At September 30, 2006, the Company had approximately $519,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.16 years.

3.  Debt

As of December 31, 2005 and September 30, 2006, respectively, the Company maintained no outstanding balances under our senior lending agreement with RBC-Centura Bank, which expired on June 1, 2006. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it expired. The Agreement provided for a $2.5 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the prime rate.

WidePoint’s credit facility required that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the quarter ended September 30, 2006 and during the year ended December 31, 2005, respectively, WidePoint was either in compliance with each of these financial covenants, received waivers, or was allowed to continue to utilize the credit facility. The weighted average borrowings under the revolving portion of the facility during the quarters ended September 30, 2006 and September 30, 2005, were $0 and $1.0 million, respectively.

The total amount of interest fees paid was approximately $0 and $17,000, respectively, for the quarters ended September 30, 2006 and 2005, respectively.

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc (“ORC”). The Company has also capitalized software development costs associated with its PKI initiative, established the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of September 30, 2006
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (423,733)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (111,557)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$ (135,577)

	Total	$2,130,186	$ 670,867

Aggregate Amortization Expense:

	For quarter ended 9/30/06	$ 101,108

Estimated Amortization Expense:

	For year ended 12/31/06	$ 404,428

	For year ended 12/31/07	$ 404,428

	For year ended 12/31/08	$ 404,428

	For year ended 12/31/09	$ 374,270

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 4.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 4 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 4.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired during the quarter ended September 30, 2006, nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended September 30, 2006.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of September 30, 2006.

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

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $22,792,163 to offset future taxable income. These carry forwards expire between 2010 and 2025. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes.

6.  Temporary Preferred Equity

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 0 and 1,195,714 shares were outstanding at September 30, 2006 and December 31, 2005, respectively.

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company was required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance, other than a nominal amount equal to par value, were allocated to warrants and as such no proceeds were allocated to the preferred stock issuance at December 31, 2005. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to preferred equity for preferred stock held as of September 30, 2006.

Registration Rights Agreement

The shares of common stock issuable by WidePoint to Barron Partners LP (“Barron”) upon a conversion of shares of the Series A Convertible Preferred Stock or an election to exercise all or a portion of the warrants will not be registered under the Securities Act of 1933. To provide for the registration of such underlying shares, Barron and WidePoint entered into a registration rights agreement, dated October 20, 2004, requiring WidePoint to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and warrants. The registration statement was filed on January 5, 2005. The registration rights agreement further required WidePoint to use its best efforts to cause such registration statement to be declared effective by February 22, 2005 (i.e., 120 days following the closing of the sale of the Series A Convertible Preferred Stock).

The registration rights agreement also contains a liquidated damages provision which called for Barron to receive from WidePoint a specified amount if: (i) WidePoint failed to file a registration statement covering the underlying shares of common stock; (ii) the registration statement was not declared effective by February 22, 2005; or (iii) the registration statement is not effective in the period from April 23, 2005 (i.e., 180 days following the October 25, 2004 closing of the preferred financing) through the two years following the date of the registration rights agreement, subject to permissible blackout periods and registration maintenance periods. In the event that one of the aforementioned events occurs, the registration rights agreement calls for WidePoint to pay Barron a cash amount equal to the lesser of $20,000 or 1% of the purchase price of that portion of the Series A Convertible Preferred Stock which has not been converted into common stock as of the occurrence of such event, with such amount to be paid by WidePoint to Barron on a monthly basis after the occurrence of such event. Barron was entitled to receive the aforementioned damages until such time as the registration statement was declared effective.

The registration statement registering the underlying shares of common stock was declared effective on February 9, 2006. Barron has waived any damages through February 9, 2006. If the registration statement does not remain effective during the above two-year period, the maximum future damages that would have to be paid subsequent to that date would be $160,000.

7.  Stockholders’ Equity

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. During the quarter ended September 30, 2006 1,230,000 shares of common stock were issued as the result of the conversion of 123,000 Preferred Shares by Barron, 400,000 shares of common stock were issued as the result of the exercise of 400,000 warrants by Westcap Securities, and 165,750 shares of common stock were issued as the result of the exercise of 165,750 employee stock options. As of September 30, 2006 there were 48,691,558 shares of common stock outstanding. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 365,214 and 0 shares were outstanding at September 30, 2006 and December 31, 2005, respectively. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to preferred equity for preferred stock held as of June 30, 2006. Preferred Stock of 123,000 shares were converted during the third quarter of 2006 into 1,230,000 shares of Common Stock.

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

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the Chesapeake stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow were not recorded in equity at the time of the acquisition and were only to be released to the Chesapeake shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provided that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock would be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired from Chesapeake. The December 31, 2005 escrow expiration date could have been extended for one additional year in the event that it was determined that Chesapeake had achieved certain performance levels in the latter part of 2005. This event did not occur and as a result the escrow expiration date was not extended beyond December 31, 2005. Further, in the event WidePoint did not receive certain levels of revenues from the business acquired from Chesapeake, then any of the 3,266,384 shares of common stock held in escrow to which the Chesapeake shareholders had not become entitled to receive would be returned to the Company. The Company recorded in equity 816,596 shares issued to the Chesapeake shareholders at the time of the acquisition. The Company recorded these 816,596 common shares at the time of the acquisition as “common stock issuable.” Upon the issuance of the common stock by the Company’s transfer agent on July 13, 2004, these shares were reclassified from common stock issuable to issued shares of common stock. Further, for the period ending December 31, 2004, the Company recorded in equity and released 544,398 common shares from the escrow to the Chesapeake shareholders after the filing of the Company’s Form 10-K, with 2,721,987 common shares continuing to be held in escrow at that time and not recorded in equity. The Company recorded as compensation expense the initial 816,596 shares issued at the time of the acquisition of Chesapeake. As a result of meeting certain performance measures, the Company recorded in equity on December 31, 2004, the release of an additional 544,398 common shares from escrow to the former shareholders of Chesapeake. These shares were recorded as “common stock issuable” as they had not been released from escrow as of December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. The remaining Chesapeake shares held in escrow were not earned due to Chesapeake failing to meet certain performance measures as of December 31, 2004. For the one year period ending December 31, 2005, the Chesapeake shareholders earned an additional 1,905,390 shares from escrow, which had been previously recorded as common stock issuable. The remaining 816,597 shares in escrow were returned to the Company and cancelled during the second quarter of 2006. The 1,905,390 shares earned were released from escrow during the second quarter of 2006. As a result of the release from escrow, the shares earned were reclassified from common stock issuable to issued common stock as of June 30, 2006.

Common stock issuable

The Company entered into an escrow agreement with the original Chesapeake shareholders, which required certain performance measures to be achieved to cause the shares to be earned and subsequently released. The difference between the dates the shares were earned and subsequently released from escrow resulted in a timing difference, which required the Company to record the shares when they were earned as common stock issuable and subsequently reclassified as issued common stock upon the release of the shares from escrow. The Company recorded the shares that have been earned per certain performance measures at each recording date, while the escrow agreement only allowed for the release of the shares earned after the Company’s fiscal year filings of its financial statements on Form 10-K, for each respective period, per the terms of the escrow agreement.

On December 31, 2004, the original shareholders of Chesapeake earned 544,398 shares, which were released from escrow after the filing of the Company’s Form 10-K for the period ending December 31, 2004, per an escrow agreement between the Company and the original Chesapeake shareholders. As such, the shares were recorded as common stock issuable as of December 31, 2004. Upon the filing of the Company’s Form 10-K for the period ending December 31, 2004, the shares were released from escrow and at that time reclassified as issued common stock. The remaining unearned shares of WidePoint common stock held in escrow that had not met certain performance measures as of December 31, 2005 were cancelled during the second quarter of 2006 and the shares earned were released from escrow during the second quarter of 2006 and reclassified from common stock issuable to issued common stock as of June 30, 2006.

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

8.  Financial Instrument

In October of 2004, the Company issued warrants to purchase 10,228,571 shares of common stock to Barron Partners LP as part of a preferred stock financing. The warrants had a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants. The value of these warrants had been reflected as a financial instrument in the short-term liabilities section of the consolidated balance sheet as a result of the issuance of a registration rights agreement that included a liquidated damages clause, which is linked to an effective registration of such securities. Accordingly, the Company applied EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and accounted for the warrants as a liability. In light of the required accounting treatment under EITF 00-19, the Company was also required to value the fair market price of the financial instrument as of September 30, 2005. The Company had recorded a gain on the financial instrument of $701,995 for the three month period ending September 30, 2005, to adjust the difference between the fair-value of these warrants and the market price. The Company had recorded a gain on the financial instrument of $1,228,038 for the nine month period ending September 30, 2005, to adjust the difference between the fair-value of these warrants and the market price. As of December 31, 2005, all of the warrants issued to Barron Partners LP were exercised. As a result, the Company was not required to value the fair market price of the financial instruments for the period ending September 30, 2006 since the underlying warrants which were reflected as a financial instrument no longer existed.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended September 30
	2006		2005
Consulting services:
Revenues	$2,963,423		$3,510,889
Operating income	213,219		210,530
Total assets	2,498,462		3,174,252
PKI Credentialing and Managed Services
Revenues	$244,838		$134,348
Operating loss (includes amortization expense of $45,838,
and $24,980, respectively)	31,155		11,139
Total assets	1,164,745		1,044,740
Certificates sold	2,380		1,074
Total Company
Revenues	$3,208,261		$3,645,237
Operating loss	213,710	(1)	453,994	(2)
Depreciation expense	7,202		6,364
Interest income (expense), net	28,549		(46,172)
Gain from financial instruments	--		701,995
Other income	--		--
Income tax benefit	--		54,274
Net (loss) earnings	$(192,363)		$249,739
Total Corporate assets	$5,802,968		$3,834,522
Total assets	$9,466,175		$8,053,514

(1)     Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $340,504 in unallocated corporate costs in sales, general and administrative expense.

(2)     Includes $446,406 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $151,709 in unallocated corporate costs in general and administrative expense.

	Nine Months Ended September 30
	2006		2005
Consulting services:
Revenues	$10,064,850		$8,898,211
Operating income	421,834		528,845
Total assets	2,498,462		3,174,252
PKI Credentialing and Managed Services
Revenues	$669,177		$337,693
Operating loss (includes amortization expense of $137,514
and $54,082, respectively)	168,763		19,180
Total assets	1,164,745		1,044,740
Certificates sold	7,605		2,976
Total Company
Revenues	$10,734,027		$9,235,904
Operating loss	724,643	(1)	1,454,871 (2)
Depreciation expense	20,927		18,809
Interest income (expense), net	65,343		(146,350)
Gain from financial instruments	--		1,228,038
Other income	--		1,910
Income tax benefit	83		54,274
Net loss	$(680,144)		$(335,808)
Total Corporate assets	$5,802,968		$3,834,522
Total assets	$9,466,175		$8,053,514

(1)     Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $811,905 in unallocated corporate costs in general and administrative expense.

(2)     Includes $1,268,445 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $530,281 in unallocated corporate costs in (sales and) general and administrative expense.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of products and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (“ORC”), is the leading provider of E-Authentication federal credentialing and federal compliant Public Key Infrastructure (“PKI”) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (“PKI”) technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently one of only a few organizations that has been designated by the United States Government as fully compliant to issue certificates for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has been augmented by our recent acquisitions activity and internal growth initiatives.

As a result of these actions WidePoint’s total revenues increased by approximately $1.5 million from $9.2 million for the nine months ended September 30, 2005 to $10.7 million for the nine months ended September 30, 2006. WidePoint’s total revenues for the quarter ended September 30, 2006, however, decreased by approximately $0.4 million from $3.6 million for the quarter ended September 30, 2005 to $3.2 million for the quarter ended September 30, 2006 as a result of a modification and extension to a customer agreement that allowed for the deferral of revenues of approximately $0.5 million of certificate sales to be extended through August of 2007. Revenues for the quarter ended September 30, 2006 also did not recognize approximately $0.5 million in sales that were contractually sold on or about September 29, 2006 but not received by the Company’s customers until the fourth quarter of 2006.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 98% with revenues increasing approximately $331,000 from approximately $338,000 for the nine months ended September 30, 2005, to approximately $669,000 for the nine months ended September 30, 2006, as a result of continuing early adoption of the Federal Government’s mandate under Homeland Security Directive No. 12 (“HSPD-12”). We sold 7,605 certificates for the nine months ended September 30, 2006 as compared to 2,976 certificates for the nine months ended September 30, 2005. For the quarter ended September 30, 2006, our PKI credentialing and managed services segment experienced revenue growth of approximately 83% with revenues increasing approximately $110,000 from approximately $134,000 for the quarter ended September 30, 2005, to approximately $245,000 for the quarter ended September 30, 2006. We sold 2,380 certificates for the three months ended September 30, 2006, as compared to 1,074 certificates for the three months ended September 30, 2005. We anticipate that certificate sales should continue to increase as we fulfill recent contract wins and we witness the continued adoption of the External Certificate Authority (“ECA”) program by the Department of Defense and the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments.

Our consulting services segment experienced increasing revenues of approximately $1,167,000 from approximately $8,898,000 for the nine months ended September 30, 2005 as compared to approximately $10,065,000 for the nine months ended September 30, 2006. However, our consulting services segment experienced decreasing revenues of approximately $548,000 from approximately $3,511,000 for the quarter ended September 30, 2005 as compared to approximately $2,963,000 for the quarter ended September 30, 2006. The increase in revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was materially the result of the resale of software in support of the Department of Defense’s (“DOD”) preparation for their widescale launch of the ECA program. The decrease in revenues for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 was materially the result of the Company’s revenue recognition policy not to realize contracted revenues until the products or services are actually received by the Company’s customers.

Based upon estimates provided by independent analyst and U.S. government estimates, management believes there is a base of 5 million to 15 million users for the Company’s PKI certificates that is comprised of U.S. Federal Government agencies employees and their contractors. The Company further believes that there is a developing market place for PKI certificates within the state and local governments and other national programs that extend beyond the U.S. Federal Government agencies employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the Homeland Presidential Directive # 12 that effect state and local governments as well as other national programs. The Company’s certificates are currently priced from approximately $27.50 to $150.00 per user on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s certificates by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI field.

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

Results of Operations

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

        Revenues, net. Revenues for the three month period ended September 30, 2006 were approximately $3,208,000 as compared to approximately $3,645,000 for the three month period ended September 30, 2005. The decrease in revenues was primarily attributable to a decrease in our consulting services segment as a result of the Company not recognizing revenues of approximately $479,000 for products or services which were sold on or about September 29, 2006 but not received by the Company’s customers until the fourth quarter of 2006. As a result of this event our consulting services segment experienced decreasing revenues of approximately $548,000 from approximately $3,511,000 for the quarter ended September 30, 2005 as compared to approximately $2,963,000 for the quarter ended September 30, 2006. However, our PKI credentialing and managed services segment experienced revenue growth of approximately 83% with revenues increasing approximately $110,000 from approximately $134,000 for the quarter ended September 30, 2005, to approximately $245,000 for the quarter ended September 30, 2006. We sold 2,380 certificates for the three months ended September 30, 2006, as compared to 1,074 certificates for the three months ended September 30, 2005. We anticipate that certificate sales should continue to increase as we fulfill recent contract wins and we witness the continued adoption of the ECA program by the Department of Defense and the HSPD-12 program is further rolled out and adopted by the Federal Government agencies and departments.

        Cost of sales. Cost of sales for the three month period ended September 30, 2006, was approximately $2,328,000, or 73% of revenues, a decrease of approximately $950,000 from cost of sales of approximately $3,278,000, or 90% of revenues, in the three month period ended September 30, 2005. The decrease in cost of sales was primarily attributable to the non-recurrence of the compensation expense of approximately $446,000 from the earnout of 544,397 escrowed shares that was recognized during the quarter ending September 30, 2005.

        Gross profit. As a result of the above, gross profit for the three month period ended September 30, 2006, was approximately $880,000, or 27% of revenues, an increase of approximately $513,000 over gross profit of approximately $367,000, or 10% of revenues, for the three month period ended September 30, 2005.

        Sales and marketing. Sales and marketing expense for the three month period ended September 30, 2006, was approximately $249,000, or 8% of revenues, an increase of approximately $111,000, as compared to approximately $138,000, or 4% of revenues, for the three month period ended September 30, 2005. The increase was materially attributable to increased sales and marketing expenses which we incurred during the three month period ending September 30, 2006 as a result of a material increase in proposals associated with the U.S. Federal Government’s launch of its HSPD-12 program.

        General and administrative. General and administrative expenses for the three month period ended September 30, 2006, were approximately $845,000, or 26% of revenues, an increase of approximately $162,000, as compared to approximately $683,000, or 19% of revenues, incurred by the Company for the three month period ended September 30, 2005. The increase in general and administrative expenses for the three months ended September 30, 2006, was primarily attributable to our adoption of FAS 123R and the effect of recognizing approximately $112,000 in stock option expense and as a result of recognizing approximately $65,000 in one-time non-recurring expense associated with the listing of the Company’s common stock on the American Stock Exchange.

        Depreciation. Depreciation expense for the three month period ended September 30, 2006, was approximately $7,200, or less than 1% of revenues, an increase of approximately $800, as compared to approximately $6,400 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended September 30, 2005. The increase in depreciation expense for the three month period ended September 30, 2006, was primarily attributable to greater amounts of depreciable assets.

        Interest income. Interest income for the three month period ended September 30, 2006, was $29,122, or less than 1% of revenues, an increase of $26,810 as compared to $2,312, or less than 1% of revenues, for the three month period ended September 30, 2005. The increase in interest income for the three month period ended September 30, 2006, was primarily attributable to greater amounts of cash and cash equivalents along with higher short-term interest rates that were available to the Company on investments in money market accounts.

        Interest expense. Interest expense for the three month period ended September 30, 2006, was $573, or less than 1% of revenues, a decrease of $47,911 as compared to $48,484, or 1% of revenues, for the three month period ended September 30, 2005. The decrease in interest expense for the three month period ended September 30, 2006 was primarily attributable to WidePoint’s decrease in interest expense associated with WidePoint’s decreased utilization of its recent secured senior lending facility with RBC-Centura which was utilized in association with the purchase of ORC.

        Gain from financial instrument. There was no gain from financial instrument for the three month period ended September 30, 2006 as a result of the elimination of the financial instrument when all of the remaining Barron warrants were exercised in December of 2005. The gain from financial instrument for the three month period ending September 30, 2005, was approximately $702,000. The gain from financial instrument represents the decrease during the three months ended September 30, 2005 in the estimated fair value of the warrants issued to Barron Partners LP in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock decreased. This decrease in turn resulted from the relatively lesser trading range of the Company’s stock in the quarter as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise while a stock with higher volatility provides a greater probability that the warrant holder will be able to eventually realize a gain. The effect of the increased estimated volatility along with the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the quarter, had an upward effect on the warrant value.

        Other Income (Expense). There was no other income or expenses for the three month periods ended September 30, 2006, and September 30, 2005.

        Net earnings (loss). As a result of the above, the net loss for the three month period ended September 30, 2006, was approximately $192,000 as compared to the net earnings of approximately $250,000 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

        Revenues, net. Revenues for the nine month period ended September 30, 2006 were approximately $10,734,000 as compared to approximately $9,236,000 for the nine month period ended September 30, 2005. The increase in revenues was primarily attributable to an increase in our PKI credentialing and managed services segment and increases in our consulting services segment as a result of increases in our services and software reselling in support of the DOD’s widescale launch of their ECA program. Our PKI credentialing and managed services segment experienced revenue growth of approximately 98% with revenues increasing approximately $331,000 from approximately $338,000 for the nine months ended September 30, 2005, to approximately $669,000 for the nine months ended September 30, 2006, as a result of continuing early adoption of the Federal Government’s mandate under HSPD-12. We sold 7,605 certificates for the nine months ended September 30, 2006 as compared to 2,976 certificates for the nine months ended September 30, 2005.

        Our consulting services segment experienced revenue growth of approximately 32% with revenues increasing approximately $1,167,000 from $8,898,000 for the nine month period ended September 30, 2005 as compared to $10,065,000 for the nine month period ended September 30, 2006 as a result of increases in providing services and software reselling in support of the DOD’s widescale lauch of its ECA program.

        Cost of sales. Cost of sales for the nine month period ended September 30, 2006, was approximately $8,323,000, or 78% of revenues, an increase of approximately $167,000 over cost of sales of approximately $8,156,000, or 88% of revenues, for the nine month period ended September 30, 2005. The percentage decrease in cost of sales was primarily attributable to the decrease in amortization expenses associated with our purchase price allocation of ORC, and the decrease in compensation expense associated with the Chesapeake shares, which were earned as a result of revenues from ORC during the third quarter of 2005 and did not reoccur after the completion of Chesapeake’s earnout as of December 31, 2005. The compensation expense of approximately $1,268,000 was the result of an expense related to the pending release of 1,633,191 common shares earned during the nine month period ending September 30, 2005 by the former shareholders of Chesapeake. The absolute increase in cost of sales was materially attributable to higher revenues partially offset by the non-recurrence of the stock compensation expense associated with the Chesapeake shares.

        Gross profit. As a result of the above, gross profit for the nine month period ended September 30, 2006, was approximately $2,411,000, or 22% of revenues, an increase of approximately $1,331,000 over gross profit of approximately $1,080,000, or 12% of revenues, for the nine month period ended September 30, 2005.

        Sales and marketing. Sales and marketing expense for the nine month period ended September 30, 2006, was approximately $662,000, or 6% of revenues, an increase of approximately $183,000, as compared to approximately $479,000, or 5% of revenues, for the nine month period ended September 30, 2005. The increase was materially attributable to our expansion of our sales efforts associated with our PKI credentialing and managed services offerings.

        General and administrative. General and administrative expenses for the nine month period ended September 30, 2006, were approximately $2,474,000, or 23% of revenues, an increase of approximately $418,000, as compared to approximately $2,056,000, or 22% of revenues, incurred by the Company for the nine month period ended September 30, 2005. The increase was primarily attributable to our adoption of SFAS 123R and the effect of recognizing approximately $266,000 in stock option expense and as a result of recognizing approximately $65,000 in one-time non-recurring expense associated with the listing of the Company’s common stock on the American Stock Exchange.

        Depreciation expense. Depreciation expense for the nine month period ended September 30, 2006, was approximately $21,000, or less than 1% of revenues, an increase of $2,000, as compared to approximately $19,000 of such expenses, or less than 1% of revenues, recorded by the Company for the nine month period ended September 30, 2005. The increase in depreciation expenses for the nine month period ended September 30, 2006, was primarily attributable to the increased pool of depreciable assets.

        Interest income. Interest income for the nine month period ended September 30, 2006, was $67,887, or less than 1% of revenues, an increase of $63,056 as compared to $4,831, or less than 1% of revenues, for the nine month period ended September 30, 2005. The increase in interest income for the nine month period ended September 30, 2006, was primarily attributable to greater amounts of cash and cash equivalents available to the company over this time period.

        Interest expense. Interest expense for the nine month period ended September 30, 2006, was $2,544, or less than 1% of revenues, a decrease of $148,637 as compared to $151,181, or 2% of revenues, for the nine month period ended September 30, 2005. The decrease in interest expense for the nine month period ended September 30, 2006 was primarily attributable to WidePoint’s decreased utilization of its recent secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

        Gain from financial instrument. There was no gain from financial instrument for the nine month period ended September 30, 2006, as a result of the elimination of the financial instrument when all of the remaining Barron warrants were exercised in December of 2005. The gain from financial instrument for the nine month period ended September 30, 2005, was approximately $1,228,000. The gain on financial instrument represents a decrease during the nine months ended September 30, 2005 in the estimated fair value of the warrants issued to Barron Partners LP in connection with the preferred stock financing. The estimated fair value of the warrants decreased principally because the estimated volatility of the Company’s stock declined. Some of the decrease was also attributable to the passage of time resulting in a decrease in the remaining term of the option. This decline in turn resulted from the relatively narrow trading range of the Company’s stock in the nine months as compared to past history. A less volatile stock provides a lower probability that the warrant holder will be able to eventually realize a gain on exercise. The effect of the decreased estimated volatility was partially offset by the increase in the value of the Company stock underlying the warrants, as well as the increased market interest rates during the nine months, which had an upward effect on the warrant value.

        Other.There was no other income or expenses for the nine month period ended September 30, 2006. Other income for the nine month period ended September 30, 2005, was $1,910, or less than 1% of revenues.

        Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2006, was approximately $680,000 as compared to the net loss of approximately $336,000 for the nine months ended September 30, 2005.

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

	Three Months Ended September 30
	2006		2005
Consulting services:
Revenues	$2,963,423		$3,510,889
Operating income	213,219		210,530
Total assets	2,498,462		3,174,252
PKI Credentialing and Managed Services
Revenues	$244,838		$134,348
Operating loss (includes amortization expense of $45,838,
and $24,980, respectively)	31,155		11,139
Total assets	1,164,745		1,044,740
Certificates sold	2,380		1,074
Total Company
Revenues	$3,208,261		$3,645,237
Operating loss	213,710	(1)	453,994	(2)
Depreciation expense	7,202		6,364
Interest income (expense), net	28,549		(46,172)
Gain from financial instruments	--		701,995
Other income	--		--
Income tax benefit	--		54,274
Net (loss) earnings	$(192,363)		$249,739
Total Corporate assets	$5,802,968		$3,834,522
Total assets	$9,466,175		$8,053,514

(1)     Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $340,504 in unallocated corporate costs in sales, general and administrative expense.

(2)     Includes $446,406 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $151,709 in unallocated corporate costs in general and administrative expense.

	Nine Months Ended September 30
	2006		2005
Consulting services:
Revenues	$10,064,850		$8,898,211
Operating income	421,834		528,845
Total assets	2,498,462		3,174,252
PKI Credentialing and Managed Services
Revenues	$669,177		$337,693
Operating loss (includes amortization expense of $137,514
and $54,082, respectively)	168,763		19,180
Total assets	1,164,745		1,044,740
Certificates sold	7,605		2,976
Total Company
Revenues	$10,734,027		$9,235,904
Operating loss	724,643	(1)	1,454,871 (2)
Depreciation expense	20,927		18,809
Interest income (expense), net	65,343		(146,350)
Gain from financial instruments	--		1,228,038
Other income	--		1,910
Income tax benefit	83		54,274
Net loss	$(680,144)		$(335,808)
Total Corporate assets	$5,802,968		$3,834,522
Total assets	$9,466,175		$8,053,514

(1)     Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $811,905 in unallocated corporate costs in general and administrative expense.

(2)     Includes $1,268,445 in compensation expense in cost of sales associated with the Chesapeake acquisition which is not allocated among the segments, includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $530,281 in unallocated corporate costs in (sales and) general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2005 and through the period ended September 30, 2006, operations were materially financed with working capital, senior debt and the proceeds from a convertible preferred stock issuance.

Net cash provided by operating activities for the quarter ended September 30, 2006, was approximately $188,000 as compared to cash provided by operating activities of approximately $178,000 for the quarter ended September 30, 2005. The increase in cash balances available for operating activities for the quarter ended September 30, 2006, was primarily a result of an improvement in the collection of accounts receivable partially offset by a decrease in our accounts payable. Net cash used in investing activities for the quarter ended September 30, 2006, was approximately $21,000 as compared to $65,000 in the quarter ended September 30, 2005. The decrease in net cash used in investing activities resulted primarily from $64,000 of software development costs paid in the quarter ended September 30, 2005. Net cash provided by financing activities amounted to approximately $156,000 in the quarter ended September 30, 2006, as compared to $9,000 of net cash provided by financing activities in the quarter ended September 30, 2005. The change primarily resulted from $196,000 of proceeds from option and warrant exercises partially offset by the payment of approximately $41,000 of costs related to the registration statement in the quarter ended September 30, 2006. Capital expenditures in property and equipment were approximately $21,000 for the quarter ended September 30, 2006, as compared to capital expenditures in property and equipment of approximately $2,000 for the quarter ended September 30, 2005.

As of September 30, 2006, the Company had a net working capital of approximately $3.3 million. WidePoint’s primary source of liquidity consists of approximately $2.7 million in cash and cash equivalents and approximately $2.3 million of accounts receivable. The decrease in accounts receivable was primarily the result of a decrease in days sales outstanding of accounts receivable and the collection attributable to a material sale which occurred at the end of the second quarter of 2006. Current liabilities include approximately $1.6 million in accounts payable and accrued expenses. The substantial decrease in current liabilities is predominately the result of the payoff of the account payable attributable to a material sale referenced in this paragraph.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners LP (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. Through September 30, 2006, Barron has converted 1,680,500 shares of Series A Convertible Preferred Stock and has fully exercised it warrant. Barron’s conversion of its Series A Convertible Preferred Stock is and its warrant exercises were subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction may be removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer (“Westcap”) and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants expire in October 2009. As of September 30, 2006 all of the Westcap warrants had been exercised.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. The Company obtained a one year senior line of credit from RBC-Centura Bank in October 2004 for up to $2.5 million dollars, collateralized against accounts receivables, that allowed for the expansion of this line of credit up to $5.0 million upon the successful completion of an additional acquisition. No borrowings under the line of credit were outstanding at September 30, 2006 and the line of credit lapsed as of June 1, 2006. The interest rate on the line of credit was variable, and was based upon the prime lending rate. Our failure to comply with the restrictive covenants under our revolving credit facility could have resulted in an event of default, which, if not cured, amended, or waived, could have resulted in us being required to repay these borrowings before their due date. Through June 1, 2006 any covenants with which we had not been compliant had either been amended or waived or we had been allowed to continue to utilize the line of credit. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under a bank credit agreement as of September 30, 2006 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Based on an evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, such officers concluded that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1A. RISK FACTORS

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been revised below to provide updated information.  References to “we,” “our” and “us” in these risk factors refer to the Company.

        We could issue additional shares of common stock, which might dilute the book value of our common stock.

        We have a total of 110,000,000 authorized shares of common stock, of which 48,691,558 shares were issued and outstanding as of September 30, 2006. In addition, we had warrants, options and convertible preferred stock outstanding as of that date with respect to which 10,960,147 shares of common stock were reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

        As of September 30, 2006, we had reserved 7,308,007 shares of common stock for issuance upon exercise of stock options and warrants. We have also reserved 3,652,140 shares of common stock for issuance upon conversion of our Series A Convertible Preferred Stock. As of September 30, 2006, holders of warrants and options to purchase an aggregate of 7,308,007 shares of our common stock may exercise those securities and transfer the underlying Common Stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. In addition, in connection with our financing with Barron, we have registered (i) all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock that we issued and sold in the Barron financing and (ii) all of the shares of common stock that were issuable upon exercise of the warrants issued to Westcap in connection with the financing. The Series A Convertible Preferred Stock was initially convertible into 20,457,143 shares of our common stock and the warrants initially entitled the holders to acquire an additional 10,739,999 shares of our common stock. From January 1 through September 30, 2006, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 6,785,000 shares of common stock. During April, May, September, October, and December 2005, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 8,500,000 shares of common stock and exercised warrants to purchase 7,428,572 shares of common stock. In December 2005, Barron transferred warrants to purchase 2,800,000 shares of common stock to other institutional investors. In December 2005, the holders of such warrants to acquire such 2,800,000 shares of common stock exercised such warrants. These shares of common stock are registered for possible resale by the holders thereof under this Registration Statement. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than our stockholders or WidePoint, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

        As of September 30, 2006, Barron owns securities that are convertible into approximately 3,652,140 shares of our common stock. If issued, such shares would constitute approximately 7.0% of the then outstanding shares of our common stock. In future financings, we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

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

WIDEPOINT CORPORATION
Date: November 14, 2006	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer