Form 10-K
period 2006-12-31
WIDEPOINT CORP
filed 2007-03-15
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2006.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to _____________.

Commission File Number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code:         (630) 629-0003

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, $.001 par value per share

Name of each exchange on which registered

American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer        Accelerated filer   X   Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes        No   X

        State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $123,807,418.

        As of March 12, 2007, the registrant had 52,497,699 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS.

Background and Environment

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is a leading provider of E-Authentication Federation credential services and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and acquisitions, and by operational efficiencies among our subsidiaries.

The Company is comprised of the following two segments: (i) consulting services and (ii) PKI credentialing and managed services. For additional information related to our segments, see Note 11 to our financial statements included in this Form 10-K.

WidePoint was incorporated in Delaware on May 30, 1997. Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business. Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings. As a services organization, our customers are our primary focus. We have developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of intentional, unintentional, physical, natural or electronic compromise or disruption of any portion of our systems or services. The talent and technology are available, and the resident expertise experienced in working together, to ensure goals are achieved quickly and seamlessly. Contract instruments are already in place and a substantive reference base with an assortment of federal agencies are available.

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in Information Technology (“IT”) systems integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing E-Authentication Federation and PKI technologies. These identity management technologies are rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI effectively deploys a public key and a private key to each individual and or device, ensuring that the private key is only accessible to that individual and/ or device. Thus, the algorithms used in PKI achieve a level of authentication of users and information that maintains a high integrity of all data and communications, non-repudiation of data and communications, and confidentiality of data and communications. The public key also enables encryption of all information and/or communication from any sender, where the associated private key allows only the holder of that key to unlock and decrypt such information and/or communication. PKI and E-Authentication technologies also speed up and simplify the delivery of products and services by providing a common, secure, electronic approach to processes that historically have been paper based and single or reduced sign-on to multiple electronic applications without degrading security across mission-related transactions internal to an organization and with external organizations. ORC is designated by the United States Government as the first External Certificate Authority for the U.S. Government. ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

WidePoint offers these iDentity Management and eAuthentication Services© based on existing technology and open systems standards, providing Identification and Authentication (I&A) interoperability among users and relying parties (Government, businesses, trading partners, and citizens) at the assurance level and rigor required by the owner of the protected resource. These services include four major US Government Certifications:

•	GSA E-Authentication Federation
•	US Government External Certificate Authority (ECA)
•	GSA Access Certificates for Electronic Services (ACES)
•	GSA Shared Service Provider (SSP), supporting the Federal PKI Common Policy Framework, HSPD-12, and Federal Information Processing Standard (FIPS) 201 initiatives

These iDentity Management and eAuthentication Services© fully support Business-to-Government, Government-to-Government, and Citizen-to-Government secure digital transaction requirements, and, because our PIVotal ID© digital credentials are an allowable direct charge (“ODC”) under the Federal Acquisition Regulation rules, the cost of such services and products can be “passed-on” by ORC’s customers in government contracts and/or proposals.

In 2005 and 2006, WidePoint focused on the consolidation of its recent acquisition of ORC, accelerating the rollout of the ORC E-Authentication Federation and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has been augmented by our recent acquisition of ORC and our internal growth initiatives.

Looking forward, the strong authenticated identity management market opportunity expands by orders of magnitude as information is increasingly circulated on the internet among limited, but frequently changing audiences of specifically named individuals. Society has dictated that digital transactions must have the capability to prove who the provider of a piece of information is (by name, not simply office), as well as to verify that no one has modified the information subsequent to its issuance. Federal, State and local legislation increasingly demands that there must be no question as to exactly when information is published, that there must be a means of reviewing an auditable history of transactions and there must also be a means to archive all information securely, as well as a means to recall the information from the secure archive at a later time. The information age has created an urgent need for these requirements to be realized in an environment that is easy to use, suitable for senior executives and managers, highly reliable, and that supports the increasingly mobile demands of our democracy.

WidePoint and our wholly-owned subsidiary, ORC, are strategically postured to help federal agencies and commercial concerns implement meaningful and efficient security into internet/intranet operations to protect sensitive information and billions of dollars in transactions each day. ORC’s Common Identity Enabling Infrastructure (CIEI)© and PIVotal ID© services fully support these needs by leveraging existing infrastructures and creating a digital credential for each individual and device recognized and accepted both internally to an organization and externally by any other infrastructure recognizing federally authorized credentials as trustworthy.

WidePoint has solidly established our reputation as an elite provider of these information assurance and security of digital transactions for the U.S. Department of Defense (DoD), the U.S. Navy, the U.S. Air Force, the U.S. National Security Agency (NSA), the U.S. Coast Guard, U.S. Office of Management and Budget (OMB), U.S. General Services Administration (GSA), the U.S. General Accounting Office (GAO), several state governments and Fortune 500 commercial clients. WidePoint has distinguished itself by providing the highest levels of professionalism, on-time delivery of solutions and superior managed services. WidePoint anticipates capturing a significant market share within the identity management marketplace which we believe has the potential of providing significant revenue growth for the Company.

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

Enterprise Strategy

In the continuing effort to differentiate our services and overcome the highly competitive environment within the general IT marketplace, we have modified our strategic plan; including the launch of a federal sector business initiative, continued development of new capabilities, and the initiation and expansion of several alliances and relationships to expand our ability to penetrate new market segments.

Widepoint’s acquisition of ORC provided a number of large indefinite delivery, indefinite quantity (“IDIQ”) contracts that extend WidePoint’s capability to expand our revenue base, including, but not limited to:

•	Information Technology Professional Services, FSC Group 70, GSA FSS # GS-35F-0164J —$100 million ceiling for each contract action offers a full range of IT Professional Services to all federal Government agencies on a fee-for-service basis. This contract is also available to state and local governments under a cooperative procurement agreement. Most significant under this contract ORC also holds:

°	Special item categories 132-60, 132-61, and 132-62 for Authentications services under the GSA IT Professional Services contract. This certified ORC as the first contractor authorized to provide authentication products and services to provide for authentication of individuals for purposes of physical and logical access control, electronic signature, performance of e-business transactions and delivery of government services. Authentication products and services consist of hardware, software components and supporting services that provide for identity assurance.

°	The Managed Validation Service (MVTS) contract provides PKI certificate validation services for those e-Gov initiatives and other Federal agency information applications that elect to use it. The MVTS contract directly benefits stakeholders, including Federal, State, and local government entities, private industry, the scientific community, and the public. It improves efficiencies and reduces costs by providing identity authentication services in a consistent fashion.

•	Worldwide Federal Supply Schedule for Management, Organizational and Business Improvement Services (MOBIS), FSC Group 874, GSA FSS # GS-10F-0152M — $100 million ceiling contract that offers a full range of services and products to enable all Federal Government Agencies to improve performance, quality, timeliness and efficiency throughout their organizations.

•	Worldwide Federal Supply Schedule for Professional Engineering Services (PES), FSC Class 871, GSA FSS # GS-23F-0162L — $100 million ceiling contract that offers a full range of Professional Engineering Services to all federal Government agencies on a fee-for-service basis. There are four primary engineering disciplines (Chemical, Civil, Electrical and Mechanical) addressed under PES.

•	GSA Solutions and More (SAM), FSC Group 61 Part V, GSA FSS # GS-07F-0099L — $100 million ceiling contract that offers supply power distribution equipment, generators, and batteries worldwide.

•	SeaPort-e Contract N00178-04-D-4099 — $100 million ceiling contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC).

In addition, WidePoint has extended its business development reach with strategic partners who package our identity management solutions and services under branded offerings. Partnerships with companies such as RSA — the Security Division of EMC, Siemens, Maximus, Tumbleweed, and Wave Systems have added dozens of resources to our sales team.

We intend to leverage our internal resources and these partnerships to expand our revenue base, as we continue to seek and analyze growth alternatives via selective acquisition growth opportunities and service offering expansion opportunities. In addition, we are actively seeking the acquisition of other companies with complementary technical capabilities in IT, software and information assurance related services to the federal government (both defense and civilian), state governments, local governments, and commercial entities. If successful in our organic growth and acquisition activities, we anticipate that we will become a larger company with broader capabilities and resources.

Business Strategy and Services

Our strategy for our project-based initiatives is to apply a structured delivery methodology based on industry standard best practices, enhanced with a set of deliverable templates that boost productivity and effectiveness through the services of our staff. We focus on providing end results with significant, tangible business benefits through personnel that possess recognized industry-standard certifications, expertise and years of successful project execution experience. The ancillary strategy of staff augmentation services provides our customer base with value added services based on the “best to market” practices developed internally that utilizes a rapid response capability tailored to our clients needs.

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

By the use of our leverage standards based, mature commercial-off-the-shelf components that have been proven in the technology market, our identity management and other services offer the efficiency of a common solution for multiple applications within an enterprise and interoperability with the Federal Government and trading partners. We can also replicate these services (in part or whole) to provide an enterprise the following advantages:

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

Focused in the medium to high assurance level market, our CIEI© and PIVotal ID© branding allows enterprise and application owners to begin where they currently are architecturally and migrate toward a vision of a secure network identity model. We are poised to support these secure network identity enterprise requirements (in-house or outsourced), by providing seamless integration of four services:

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

Architecture and Planning Services

Preparing an IT Architecture requires analysis, evaluation, integration, administration and maintenance. We are in an era where many government and commercial entities have an increasingly urgent need to enhance their digital presence while protecting sensitive business and personal information from the internet information thieves of our time. Indeed, some would argue that protecting shared information and having the opportunity to guarantee trusted digital identity verification must be assured before full communications can take place. WidePoint has an established reputation for developing solutions individually tailored to a customer’s many needs, while remaining within that customer’s schedule and time constraints. We are an advisor to our clients, not a sales organization for specific equipment or software.

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

The people selected to fill trusted roles have proven to be diligent and trustworthy. The functions performed in these roles form the basis of trust our clients have in our capabilities. For our managed services, we also assign roles and functions responsible for security among several people, so that any malicious activity would require collusion. Through sound security planning based on proven techniques and industry standards, our systems are operated and maintained to provide the highest level of reliability and availability to our clients depending on these services. These policies, procedures and controls are periodically reviewed for currency. Random testing is performed and documented for use as a tool to further refine the means and methods used to maintain the integrity of our managed services.

WidePoint’s management staff is composed of people-oriented systems engineering professionals with leadership competence capable of determining the most effective ways to meet the client’s requirements. Our client focused management team includes facilitators, integrators, team builders, and relationship managers. Within our requirements-driven, performance-based, people-oriented environment, our project managers have responsibility and authority for all project requirements. They are responsible to the client for applying the systems engineering discipline to ensure that the technical, cost and schedule requirements are clearly defined and communicated and quality products and/or services are rendered. Our project managers are responsible for getting the job done correctly, on time, and on budget.

Our mid-level management team are people-oriented engineering professionals capable of determining the most effective ways to execute delegated assignment(s). They are complimented by competency specialists (or subject matter experts) focused on area(s) of expertise that meet our customer requirements and provide quality products and services. WidePoint develops our member competencies from the apprentice through expert level by matching task assignments with skill and knowledge. Competency expertise varies depending on project requirements. Individuals with certain skills may be added or removed from projects, as required. On the job training at our Company is key to developing expertise.

IT Outsource Solutions

By leveraging our systems engineering experiences, we have become one of the nation’s premier systems engineering firms with a specialization in managed information assurance and security solutions. This is evidenced by the following accomplishments:

•	Distinguished as the first designated DoD Interim External Certificate Authority (IECA-1) and more recently the first US Government External Certificate Authority.
•	Distinguished as one of only three GSA Access Certificates for Electronic Services contract recipients.
•	Distinguished as the first commercial GSA eAuthentication Service Provider.

Our ORC subsidiary had been engaged as the lead systems engineer for the DoD PKI.

ORC is certified by the GSA E-Authentication Program Management Office as an E-Authentication Federation Service Provider to facilitate public access to the services offered by Federal Government agencies through use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our ORC subsidiary offers various authentication credentials that include Userid/Password (Level 1 and 2 assurance), as well as Digital Certificates (Level 3 and 4 assurance).

Our E-Authentication Federation services, defined by the “System Security Plan for Operational Research Consultants (ORC) Information Assurance/ Identity Management (IA/ IDM)©” supports multiple authentication methods, from Level 1 Userid/Password to Level 3 Digital Certificates to authenticate users and validate their credentials. Real-time consumer and business authentication methods are used to extend ORC’s eAuthentication offering, allowing an organization to address broad audiences of users for eGovernment and internal applications in a timely manner. These are proven capabilities that are compliant with existing laws and regulations that can be integrated and rapidly deployed. ORC’s eAuthentication services apply a variety of proven methods that can be incorporated and validated quickly, developing confidence among users and relying applications.

ORC is certified as a trusted third party under the US Government ECA program, as defined by the “ORC External Certification Authority (ECA) Certification Practice Statement©” and the “ORC External Certification Authority (ECA) Key Recovery Practice Statement©". ORC is currently one of two ECA authorized providers to issue Server (Device) Certificates and Code Signing Certificates, in addition to personal certificates.

•	Server Certificates provide trusted verification of the identity of web/application servers and enable those servers to support encrypted (Secure Sockets Layer) transaction protection.
•	Code Signing Certificates provide trusted verification of the integrity of software and documents.

ORC is a certified trusted third party under the GSA ACES program to provide digital certificates to the citizenry of the United States, as defined by the “ORC ACES Certification Practice Statement©". The ACES certificates are available to provide each and every American citizen, as well as federal, state and local government and business entities the accepted digital certificate to conduct business electronically with Federal agencies, such as the Veteran’s Administration, Social Security Administration and any other agency offering services via the internet. In addition to the ACES contract, ORC is authorized as a trusted third party to sell ACES certificates directly to the business and private citizen communities. This offering has currently migrated to an ORC ACES/Shared Service Provider (SSP) capability that will expand the ACES program to offering full B2G and G2G PKI services.

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

Clients

Our commercial client base is located predominantly in the continental United States, while our government client base is located in the Mid-Atlantic region of the United States complimented by a smaller practice in Texas. We have experience and expertise in the successful completion and staff augmentation of projects in the following industries: Federal Government agencies and associated contractor suppliers, manufacturing, consumer product goods, direct marketing, healthcare and financial services.

Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. For the year ended December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 29% of our revenues, and we therefore are materially dependent on such customer. For the year ended December 31, 2005, one customer, The U.S. Department of Homeland Security, represented 18% of our revenues. During 2004, two customers, Abbott Laboratories and The U.S. Department of Homeland Security represented 12% and 11% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer may have a material adverse effect on our business and financial results. Further, with the acquisition of ORC, we have expanded our clientele dramatically which includes the following additional clients:

•	United States Treasury
•	United States Patent & Trademark Office
•	Administrative Office of U.S. Courts
•	United States Department of Agriculture
•	United States Census Bureau
•	United States Maritime Administration
•	United States General Services Administration
•	Environmental Protection Agency
•	Federal Trade Commission
•	Northrop Grumman IT
•	Lockheed Martin
•	Boeing
•	Maryland Procurement Office
•	United States Central Intelligence Agency
•	United States Department of Homeland Security
°	U.S. Coast Guard
•	United States Department of Defense
°	U.S. Defense Information Systems Agency
°	Dependent Schools System
°	White House Communication Agency

°	U.S. Navy
°	U.S. Marine Corps
°	U.S. Air Force
°	U.S. Army

Marketing and Sales

We focus sales and marketing efforts on targeting federal government and corporate clients with significant IT and identity management budgets and requirements. While we perform work for companies in various industries, the majority of our revenues for 2004, 2005, and 2006 were derived from contracts and projects with U.S. federal government agencies, U.S. federal government contractors, manufacturing clients, consumer products clients, healthcare clients, and financial services clients. Prospectively, we expect a majority of our revenue to be derived from contracts with the federal government and related contracting opportunities.

We market our solutions through our direct sales force, and alliances with several strategic partnerships in specific industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services. Strategic partnerships and alliances provide us with additional access to potential clients.

Because of the mandates of the federal government and the urgency of our country’s critical infrastructure protection, we believe our proven CIEI© and services will scale well to the commercial market. By eliminating the lead-time needed to become operational while waiting for in-house development efforts, we can enable an organization to quickly deploy a fully operational capability, providing the highest levels of authentication of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, the credentials used to accomplish all of these requirements are interoperable with any other agency or organization choosing to accept Federal-compliant credentials. The resulting answers can be immediately realized, thereby mitigating overall costs dramatically.

Backlog

Through our operating subsidiaries we maintain a backlog of multiple award government contracts that include:

Contracts that allow us to actively market specific tasking and initiatives throughout the federal government, including:

•	Information Technology Professional Services, FSC Group 70, GSA FSS # GS-35F-0164J —$100 million ceiling for each contract action offers a full range of IT Professional Services to all federal Government agencies on a fee-for-service basis. This contract is also available to state and local governments under a cooperative procurement agreement. Most significant under this contract ORC also holds:

°	Special item categories 132-60, 132-61, and 132-62 for Authentications services under the GSA IT Professional Services contract. This certified ORC as the first contractor authorized to provide authentication products and services to provide for authentication of individuals for purposes of physcial and logial access control, electronic signature, performance of e-business transactions and delivery of Government services. Authentication products and services consist of hardware, software components and supporting services that provide for identity assurance.

°	The Managed Validation Service (MVTS) contract provides Public Key Infrastructure (PKI) certificate validation services for those e-Gov initiatives and other Federal agency information applications that elect to use it. The MVTS contract directly benefits stakeholders, including Federal, State, and local government entities, private industry, the scientific community, and the public. It improves efficiencies and reduces costs by providing identity authentication services in a consistent fashion.

•	Worldwide Federal Supply Schedule for Management, Organizational and Business Improvement Services (MOBIS), FSC Group 874, GSA FSS # GS-10F-0152M — $100 million ceiling contract that offers a full range of services and products to enable all Federal Government Agencies to improve performance, quality, timeliness and efficiency throughout their organizations.

•	Worldwide Federal Supply Schedule for Professional Engineering Services (PES), FSC Class 871, GSA FSS # GS-23F-0162L — $100 million ceiling contract that offers a full range of Professional Engineering Services to all federal Government agencies on a fee-for-service basis. There are four primary engineering disciplines (Chemical, Civil, Electrical and Mechanical) addressed under PES.

•	GSA Solutions and More (SAM), FSC Group 61 Part V, GSA FSS # GS-07F-0099L — $100 million ceiling contract that offers supply power distribution equipment, generators, and batteries worldwide.

•	SeaPort-e Contract N00178-04-D-4099 — $100 million ceiling contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC).

        We also hold contracts with specific government agencies, including:

•	U.S. Naval Supply Systems Command
•	U.S. Department of Homeland Security
•	US Patent and Trademark Office (Subcontract )
•	U.S. Defense Information Systems Agency (Subcontract)
•	US Air Force PKI System Project Office (Subcontract)

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

The dollar amount of our backlog orders as of December 31, 2006 and December 31, 2005 were approximately $3.4 million and $6.6 million, respectively. The portion of backlog reasonably expected to be filled during 2007 is $3.4 million.

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

However, some of these same corporations have higher overhead costs. They have policies and procedures in effect that quite frequently require a longer response time to meet the needs of the customer. Management personnel can be far removed from their workforce, thus fostering employee dissatisfaction.

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

Additionally, we believe our advantages in each of the markets described above are two-fold: highly experienced personnel and relatively low overhead. Our professional staff has a proven record of success in meeting service needs of both private industry and public sector clients. Our senior staff personnel include individuals with advanced degrees in science, engineering, and operations research, specializing in the resolution of complex operational problems. Experienced personnel, competitive overhead, and being first to market should allow us to continue to be very competitive.

Intellectual Property

Our intellectual property primarily consists of methodologies developed for use in application development solutions. The services, described above, define the system and process intellectual property that allows us to be the leader in our markets. In addition, our ORC subsidiary holds a patent for a digital parsing tool that provides a secure repository gateway that will allow users, including first time users, the ability to immediately establish and access accounts by presenting their certificates to a directory validated by the gateway. In this manner, we rely upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect the ownership of our proprietary methodologies. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients. As the number of our competitors increase, the likelihood that such competitors will use similar methodologies increases. Although our methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future; that the assertion of such claims will not result in litigation; or that we would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, regardless of its outcome, litigation can result in substantial costs and divert management’s attention from our operations. Although we are not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation could materially adversely affect our business, operating results and financial condition.

Personnel

As of December 31, 2006, we had 55 full time employees and 6 part-time employees, including 7 persons in sales and recruiting, 48 persons in consulting, and 6 persons in management and administration. We also periodically employ additional consultants and temporary employees.

Our offices are located in areas populated by military (both retired and active duty) and highly skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources that include electronic databases, public forums, and personal networks of friends and former coworkers.

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

Available Information

Our internet address is www.widepoint.com. We make available through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS.

Risks Related to our Operations

We have a history of net losses, and while we expect to realize an increase in future period revenues and we anticipate the realization of net income, there is no assurance that this will be the case and we may not achieve or maintain profitability.

We are engaged primarily in the business of providing information technology (“IT”) services with established competencies in federal government and private consulting, planning, managing and implementing IT solutions, software and secure authentication processes. We have incurred substantial net losses through December 31, 2006. Although we anticipate an increase in revenues and operational profitability in future quarters, there is no assurance that this will be the case. Revenues and profits generated from our services will depend upon numerous factors, including:

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

If we continue to have operating losses and without the realization of additional capital, or net profit from operations, and/or if we continue to seek out and make acquisitions which require a cash component, then we may need to raise additional capital. On October 25, 2004 and October 29, 2004, we issued and sold shares of our Series A Convertible Preferred Stock and warrants to Barron Partners, L.P. (“Barron”) or an aggregate purchase price of approximately $3.58 million. In that financing transaction, we also issued a warrant to Westcap Securities, Inc. (“Westcap”) to purchase 511,428 shares of our Common Stock at an exercise price of $0.40 per share. In April and May of 2005, Barron converted a portion of its Series A Convertible Preferred Stock into 3,000,000 shares of Common Stock and exercised warrants to purchase 2,000,000 shares of Common Stock for an aggregate purchase price of $800,000. In August and September 2005, Barron exercised warrants for 2,500,000 shares of Common Stock providing $1,000,000 in gross proceeds to the Company. In December 2005, warrants for an additional 5,728,572 shares of Common Stock were exercised by the holders thereof providing $2,291,429 of additional gross proceeds to the Company. During the period from January 1, 2006 through December 31, 2006, Barron converted a total of 1,000,500 shares of Series A Convertible Preferred Stock into a total of 10,005,000 shares of Common Stock, and Westcap exercised warrants to purchase 173,856 shares of Common Stock for a total exercise price of $69,542. We may require additional funding to support our operations. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, defer potentially favorable acquisitions, sell some or all of our assets and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders may suffer significant dilution and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

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

To the extent that some acquisitions may have operational complexities due to the nature of their business, the election to not fully integrate such acquisitions may be made if such integration does not quantitatively improve operational or financial efficiencies. Some integration efforts will be phased in to ensure that desired efficiencies are quickly and cost effectively realized. Any element of integration must be justified rationally on potential cost savings realized by the business. If we are unable to successfully integrate some or all of the operations of ORC or future acquisitions, this could have a material adverse effect on our business and operations.

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

The dollar amount of our backlog orders believed to be firm as of December 31, 2006 and December 31, 2005 were $3.4 million and $6.6 million, respectively. The portion of backlog reasonably expected to be filled during 2007 is $3.4 million.

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

We determined that our disclosure controls and procedures were ineffective at December 31, 2004 and December 31, 2005, and that we had material weaknesses in the design of our internal control over financial reporting as of such dates, as discussed below. We believe such ineffective controls or material weaknesses were remediated during the first quarter of 2006 when we filed amendments to certain of our previous periodic reports, and subsequently determined that our disclosure controls and procedures were effective at the end of each of our quarters during 2006. However, if we encounter additional ineffective controls or material weaknesses in the future, they could result in our non-timely filing of periodic reports or in accounting deficiencies in financial reporting.

With respect to ineffective disclosure controls and procedures, we discovered in November 2004 that the service provider we had engaged to Edgarize and file the proxy statement used in connection with our December 2003 annual meeting of stockholders and our 2002 annual report to stockholders inadvertently had not made such filings with the U.S. Securities and Exchange Commission (SEC). We immediately arranged for the making of those filings in November 2004 and have subsequently used other service providers to Edgarize and make our SEC filings. An additional internal reporting process was instituted in the fourth quarter of 2004 to track and confirm our filing of SEC reports. Furthermore, the material weaknesses in our internal control over financial reporting identified during the year ended December 31, 2005 and discussed below contributed to the ineffectiveness of our controls and procedures as of such date.

The material weaknesses in our internal control over financial reporting identified at the end of each of the quarters in 2005 and at December 31, 2005, resulted from insufficient technical accounting expertise within our accounting function to resolve non-routine or complex accounting and tax matters that occurred in connection with: (i) our acquisition of ORC in October 2004; (ii) the determination of the proper accounting treatment of the “financial instrument” relating to the warrants issued by the Company to Barron in October 2004; and (iii) the determination of the proper accounting treatment of the shares of Common Stock issued and held in escrow following the acquisition by the Company of Chesapeake Government Technologies, Inc. (“Chesapeake”) in April 2004. The material weaknesses in internal controls resulted in: (i) our late filing on April 19, 2005 (four days after the extended due date) of our Annual Report on Form 10-K for the year ended December 31, 2004; (ii) the need to restate the recorded amount of the financial instrument at December 31, 2004 and March 31, 2005 due to the failure to mark-to-market such instrument at December 31, 2004; (iii) the need to reclassify the amortized costs relating to the ORC acquisition in cost of sales and not in amortization and depreciation, and to record the convertible preferred stock issued to Barron as temporary preferred equity and not permanent preferred equity; and (iv) the need to restate our financial statements for the year ended December 31, 2004 and the first three quarters of 2005 to reflect changes in our accounting relating to the Chesapeake acquisition. The Chesapeake-related restatements: (i) eliminated the intangible asset associated with the acquisition; (ii) reversed the related amortization expense; (iii) expensed as consulting fees the cost of the transaction attributable to the cost of issuance of the non-escrowed shares and other direct costs at the time of the acquisition; (iv) recorded and expensed as consulting fees in cost of sales the release of the shares from escrow at December 31, 2004; (v) expensed in cost of sales and recorded the value of those shares in equity meeting the contractual performance measures that would result in the release of those shares from escrow for the year ended December 31, 2005; and (vi) recorded the shares in equity as Common Stock issuable until such time as they can be reclassified as issued shares of Common Stock upon the release of the shares from escrow.

It should be noted that all of the warrants issued in October 2004 to Barron, which resulted in the recognition of the financial instrument liability due to the cash penalty provision in the registration rights agreement relating thereto, were exercised prior to the end of 2005. Consequently, the liability related to the financial instrument at December 31, 2005 was extinguished.

We began the remediation of the weakness in our internal control over financial reporting by the employment of a consulting firm in January 2005 with the requisite accounting expertise to resolve the above issues, which arose as a result of accounting comments raised by the SEC in connection with its review of the Company’s annual and quarterly reports. We believe that the past results of the above material weaknesses in our internal control over financial reporting, and related ineffective disclosure controls and procedures resulting therefrom, were remedied during the first quarter of 2006 upon the filing by the Company of amendments to its prior periodic reports containing restated financial statements reflecting the resolution of the above accounting issues. We believe that internal control weakness itself was remedied as of March 2006. The total costs associated with the remediation were not material in amount.

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

At December 31, 2006, our directors and officers, in the aggregate, beneficially owned approximately 9,384,111 shares of our common stock, or approximately 18.6% of our issued and outstanding shares of Common Stock. Each of such amounts includes shares that may be acquired upon the exercise of exercisable warrants and options. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of WidePoint, even if such a change in control would benefit other investors.

We have a concentrated ownership structure and shares of Common Stock beneficially owned by our directors and officers at December 31, 2006, in conjunction with shares of Common Stock owned by Barron, including shares it would own upon its conversion of all of the Series A Convertible Preferred Stock, would constitute approximately 22.5% of the then outstanding shares of our common stock.

We are dependent on our key employees.

Our success will depend in large part upon the continued services of a number of key employees, including Steve Komar, our Chairman, President and Chief Executive Officer, James McCubbin, our Vice President, Secretary and Chief Financial Officer, Mark Mirabile, our Vice President and Chief Operations Officer, and Dan Turissini, our Vice President and Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary, ORC. On July 1, 2002, we entered into employment arrangements with Messrs. Komar, McCubbin and Mirabile. Each of these three employment agreements was for an initial term of two years, with four renewable one-year options. On October 25, 2004, we entered into an employment arrangement with Mr. Turissini. Mr. Turissini’s employment agreement provides for annual extensions through October 31, 2009.

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

Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from a relatively small number of clients. For the year ended December 31 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), individually represented approximately 29% of revenues. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customer, could have a material adverse effect on results. For the year ended December 31, 2005, one customer, The U.S. Department of Homeland Security, individually represented approximately 18% of revenues. During 2004, two customers, Abbott Laboratories and The U.S. Department of Homeland Security, represented 12%, and 11% of revenues, respectively. In the event we lose any one of those significant customers, our results of operations would be materially adversely affected.

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

Risks Related To Our Common Stock

Our common stock price could be volatile.

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

Various provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to you and our other stockholders.

The future sale of shares of our common stock may negatively affect our common stock price.

If our stockholders sell substantial amounts of our common stock, including shares issued to Barron upon its conversion of the Series A Convertible Preferred Stock and upon the exercise of outstanding warrants and options, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

The fact that our directors and officers beneficially own 18.6% of our outstanding common stock may decrease your influence on stockholder decisions.

At December 31, 2006, our executive officers and directors, in the aggregate, beneficially owned 18.6% of our outstanding common stock. Such amounts include shares that may be acquired upon the exercise of exercisable warrants and options. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to stockholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which was listed on the American Stock Exchange on September 26, 2006, and previously was traded on the Over-the-Counter Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future. As of December 31, 2006, the closing sale price of our common stock on the American Stock Exchange was $2.22. As of that date, there were approximately 177 registered holders of record not including shares held in street name. During year ended December 31, 2006, our common stock traded an average of 250,923 shares per day with a trading range of $2.10 per share to $3.13 per share. Over the past three years our common stock has traded an average of 116,306 shares of common stock per day. In addition, over the past three years our common stock had a trading range with a low price of $0.13 per share and a high price of $3.13 per share.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 110,000,000 authorized shares of common stock, of which 50,494,759 shares were issued and outstanding as of December 31, 2006. In addition, we had warrants, options and convertible preferred stock outstanding as of that date with respect to which 9,146,450 shares of common stock were reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

As of December 31, 2006, we had reserved 7,194,307 shares of common stock for issuance upon exercise of stock options and warrants. We have also reserved 1,952,143 shares of common stock for issuance upon conversion of our Series A Convertible Preferred Stock. As of December 31, 2006, holders of warrants and options to purchase an aggregate of 6,440,830 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. In addition, in connection with our financing with Barron, we have registered (i) all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock that we issued and sold in the Barron financing and (ii) all of the shares of common stock that are issuable upon exercise of the warrants issued to Westcap in connection with the financing. The Series A Convertible Preferred Stock was initially convertible into 20,457,143 shares of our common stock and the warrants initially entitled the holders to acquire an additional 10,739,999 shares of our common stock. In January and February of 2007, Barron converted all of its remaining shares of Series A Convertible Preferred Stock, which conversion resulted in the issuance to Barron of a total of 1,952,140 shares of our Common Stock. From January 1 through December 31, 2006, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 10,005,000 shares of common stock. During April, May, September, October, and December 2005, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 8,500,000 shares of common stock and exercised warrants to purchase 7,428,572 shares of common stock. In December 2005, Barron transferred warrants to purchase 2,800,000 shares of common stock to other institutional investors. In December 2005, the holders of such warrants to acquire such 2,800,000 shares of common stock exercised such warrants. These shares of common stock are registered for possible resale by the holders thereof under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than our stockholders or WidePoint, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

In future financings, we may issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

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

WidePoint’s ORC subsidiary has its principal offices at 1723 South Park Court, Chesapeake, Virginia in approximately 2,400 square feet under a lease that expires on April 30, 2007. The annual rent for this office is approximately $29,200, plus a pro rata share of increases in real estate taxes and operating expenses.

ORC also maintains two secure facilities in Alexandria, VA and Fairfax, VA. The Alexandria office is located at 1625 Prince Street, Suite 350, Alexandria, Virginia. This office is currently leased through January 31, 2008 for approximately $8,100 per month. The Fairfax office is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030. The lease for this office expires March 15, 2009 and costs approximately $30,900 per month. The Alexandria office consists of approximately 3,100 square feet of office space and the Fairfax office consists of approximately 11,900 square feet of office space. A pro rata share of increases in real estate taxes and operating expenses are also paid for these offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth information regarding the executive officers and certain significant employees of the Company as of March 15, 2007:

Name	Age	Position
Steve L. Komar	65	Chief Executive Officer and Chairman of the Board
James T. McCubbin	42	Vice President, Chief Financial Officer, Secretary,
		Treasurer, and Director
Mark F. Mirabile	44	Vice President and Chief Operations Officer
Daniel E. Turissini	47	Vice President, Chief Technology Officer and Chief
		Executive Officer and President - Operational Research
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

James T. McCubbin has served as a director and as our Secretary and Treasurer since November 1998. Since August 1998, Mr. McCubbin has also served as our Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management. Mr. McCubbin is also a director and chairman of the audit committee for Red Mile Entertainment, Inc. Red Mile Entertainment, Inc. is a worldwide developer and publisher of interactive entertainment software. Headquartered in Sausalito, California, the company creates, incubates and licenses premier intellectual properties and develops products for console video game systems, personal computers and other interactive entertainment platforms.

Mark F. Mirabile served as a director from April 2002 until March 5, 2007. Mr. Mirabile also continues to serve as Vice President and Chief Operations Officer, a position he has held since December 2001. From June 2000 to November 2001, Mr. Mirabile served as Vice President of Sales and Marketing. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc., a wholly-owned subsidiary of WidePoint. Mr. Mirabile was a co-founder of Eclipse Information Systems, Inc. prior to its acquisition by WidePoint in December 1998. Mr. Mirabile has over 20 years experience in IT at both the executive and technical levels. He has an Associates degree in Applied Science-Accounting from Daley Community College in Chicago.

Daniel E. Turissini has served as the Vice President and Chief Technology Officer of WidePoint since December 2005. Mr. Turissini has also served as the Chief Executive Officer of Operational Research Consultants, Inc. (“ORC”), a wholly-owned subsidiary, since our acquisition of ORC on October 25, 2004. Mr. Turissini was a founding partner of ORC in 1991 and served as ORC’s principal operating officer since its inception. An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC. While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD (a user community of approximately 36 million personnel, devices, and applications) and has been certified as the first of three certificate authorities for the Department of Defense’s External Certificate Authority (ECA) program and by the General Services Administration to provide Access Certificates for Electronic Services (ACES). From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc. From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate. Mr. Turissini is a graduate of the United States Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.

Our executive officers are appointed by and serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock has been quoted on the American Stock Exchange since September 26, 2006 under the symbol “WYY” and the Frankfurt and Berlin exchanges under the symbol “ZMX”. From July 6, 2000 to September 25, 2006 the Company’s Common Stock was traded on the OTC Bulletin Board under the symbol “WDPT”. From July 5, 2000 to March 1, 2001 the Company’s Common Stock was traded on the NASDAQ SmallCap Market under the symbol “WDPT”.

The stock prices listed below represent the high and low closing prices of the Common Stock on the AMEX since September 26, 2006, and the high and low closing bid prices of the Common Stock on the OTC Bulletin Board for each of the periods indicated:

2006	High	Low
Fourth Quarter	$3.05	$2.14
Third Quarter	3.00	2.73
Second Quarter	3.08	2.57
First Quarter	3.13	2.10

2005	High	Low
Fourth Quarter	$2.31	$0.75
Third Quarter	1.00	0.76
Second Quarter	1.01	0.62
First Quarter	0.86	0.62

        As of March 12, 2007 there were 174 registered holders of record of the Company’s Common Stock.

	12/01	12/02	12/03	12/04	12/05	12/06
WidePoint Corporation	100.00	120.00	104.00	560.00	1792.00	1776.00
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
RDG Technology Composite	100.00	62.44	92.49	95.27	97.49	106.14

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2006, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	3,103,262	$0.52	6,246,138
Not approved by security holders	4,091,045	$0.25	- 0 -
Total	7,194,307	$0.36	6,246,138

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

Recent Sales of Unregistered Securities

During 2006, WidePoint issued to Westcap Securities, Inc. a total of 511,428 shares of its Common Stock. The Shares were issued pursuant to four separate exercises by Westcap of portions of its Common Stock Purchase Warrant between the Company and Westcap. Such warrant gave Westcap the right to purchase an aggregate of 511,428 shares of Common Stock from the Company at an exercise price of $0.40 per share. During 2006, Westcap purchased the following amounts of shares as of the following dates pursuant to such warrant: (i) March 15, 2006 – 50,000 shares; (ii) April 13, 2006 – 25,571 shares; (iii) June 13, 2006 – 35,857 shares; and (iv) September 28, 2006 – 400,000 shares. All such shares were sold pursuant to the “private offering” exemption under Section 4(2) of the Securities Act of 1933.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2006.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data presented below for each of the years in the five-year period ended December 31, 2006 is derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Selected Financial Data

	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$17,953,209	$13,263,164	$5,542,118	$3,293,508	$3,495,160
Cost of revenues	14,255,892	11,868,292	4,484,469	2,460,281	2,489,983
Gross Profit	3,697,317	1,394,872	1,057,649	833,227	1,005,177
Sales and marketing expense	851,070	701,162	596,564	430,065	525,322
General and administrative expense	3,328,710	2,907,663	1,626,454	693,220	643,771
Depreciation and amortization	35,131	25,217	15,713	12,777	51,792
Loss from operations	(517,594)	(2,239,170)	(1,181,082)	(302,835)	(215,708)
Other income (expense):
Interest income	92,669	6,961	5,841	11,551	17,658
Interest expense	(9,713)	(164,692)	(38,144)	(1,304)	(1,559)
Loss from financial instruments	--	(5,405,601)	(3,070,617)	--	--
Other	--	2,135	2,118	1,500	140,000
Net loss before income taxes	(434,638)	(7,800,367)	(4,281,884)	(291,088)	(59,609)
Income taxes (benefit)	(83)	(355,420)	(816)	--	--
Net loss	$(434,555)	$(7,444,947)	$(4,281,068)	$(291,088)	$(59,609)
Basic and diluted loss per share	$(0.01)	$(0.30)	$(0.26)	$(0.02)	$(0.00)
Basic and diluted weighted average
Shares outstanding	45,437,154	25,103,257	16,657,947	15,579,913	14,243,310

Dividends	--	--	--	--	--
Total Assets	$13,604,371	$10,676,892	$8,391,426	$1,465,645	$1,921,868
Long-term debt	--	--	--	--	--
Long-term obligations (Capital leases only)	67,851	--	--	--	--
Capital leases, current portion	45,020	--	--	--	6,421

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is the leading provider of E-Authentication federal credential and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries.

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

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing PKI technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently one of two entities that has been designated by the United States Government as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

In 2005 and 2006, WidePoint focused on the consolidation of its recent acquisition of ORC, accelerating the rollout of the ORC E-Authentication and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has been augmented by our recent acquisition of ORC and our internal growth initiatives.

As a result of these actions in 2006, the Company’s revenues for the period ending December 31, 2006 increased by approximately 35% from approximately $13.3 million in 2005 to $18.0 million in 2006. This increase was materially attributable to an increase in sales associated with the initial rollout of contract awards in support of the federal government’s mandate under Homeland Security Presidential Directive No. 12 (“HSPD-12”) and the continuing adoption of the External Certificate Authority (“ECA”) program by the U.S. Department of Defense (“DoD”) and related DoD contractors.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 213% with revenues increasing approximately $1,191,000 from approximately $560,000 for the year ended December 31, 2005, to approximately $1,751,000 for the year ended December 31, 2006, as a result of continuing early adoption of the Federal Government’s HSPD-12 program and the continuing adoption of the ECA. We sold 37,853 credentials for the year ended December 31, 2006 as compared to 4,478 credentials for the year ended December 31, 2005. In the long-term we anticipate that credential sales should continue to increase as we witness the continued adoption of the ECA program and the HSPD-12 program is increasingly adopted by the federal government agencies, and departments. In the short-term we do anticipate a greater variability in revenue growth as we await contract awards that have been delayed as a result of the lack of a 2007 fiscal year federal budget that directly impacts the adoption of the HSPD-12 program.

Based upon estimates provided by independent analyst and U.S. government estimates, management believes there is a base of 5 million to 15 million users for the Company’s PKI credentials that is comprised of U.S. Federal Government agencies employees and their contractors. The Company further believes that there is a developing market place for PKI credentials within the state and local governments and other national programs that extend beyond the U.S. federal government agencies, employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the HSPD-12 program that effect state and local governments as well as other national programs. The Company’s credentials are currently priced from approximately $27.50 to $150.00 per user on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s credentials by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI field.

Our consulting services segment experienced increasing revenues of approximately $3.5 million from approximately $12.7 million for the year ended December 31, 2005 as compared to approximately $16.2 million for the year ended December 31, 2006. The increase in revenues for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was materially the result of the resale of software in and services in support of the DOD’s preparation for their widescale launch of the ECA program.

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

The Company reported non-cash losses from financial instruments of $0 and $5.4 million in 2006 and 2005, respectively. The recognition of the financial instruments in 2005 resulted from the warrants issued in October 2004 to Barron in connection with a preferred stock financing and the related cash penalty provision in the registration rights agreement entered into by the Company and Barron in connection therewith. The warrants were required under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to be accounted for as a liability and periodically marked-to-market upon conversion of the warrants to reflect changes in the market value of the common stock underlying the warrants. Consequently, due to the significant increases in the market value of the common stock during 2004 and 2005, non-cash losses from the financial instruments were recognized during those years. All of Barron’s warrants were exercised by it prior to the end of 2005, so there was no recognition of the financial instruments at December 31, 2005 and there will be no need to recognize the financial instruments or record any loss or gain therefrom in future financial statements.

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

Revenue Recognition

The majority of WidePoint’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For fixed-price contracts, revenue is generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any specific risk of loss at December 31, 2006 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Allowance for Doubtful Accounts

WidePoint determines its Allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. Because of the Company’s history of minimal credit losses and the nature of the Company’s customers at the time, no allowance for doubtful accounts was believed necessary at December 31, 2006 and 2005.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. Goodwill is a significant item on the Company’s balance sheet and represents approximately 19% of our total assets as of December 31, 2006. Goodwill is identified on the face of the Balance Sheet.

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

As of December 31, 2006, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets. Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 30% of our total assets. Any impairment as a result of the estimate utilizing net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Long-lived assets are identified on the face of the Balance Sheet as Intangibles. Amortization of Intangibles is identified on the face of the Statement of Operations within Cost of Sales.

Specific intangibles arose as a result of the Company’s acquisition of ORC. The Company allocated approximately $1,145,000 ($666,000 net book value at December 31, 2006) to customer list and relationships and $2,526,000 to goodwill. The Company’s senior management has discussed the development and selection of the accounting estimates relating to the purchase accounting for the ORC acquisition, the amortization period of the acquired intangibles and the lack of impairment of the assets, and the MD&A disclosure regarding those estimates, with the audit committee of the Company’s board of directors. Also, the Company engaged MP&S Valuations to perform an independent analysis to provide a qualified opinion on the Company’s methodology and calculations in determining the related intangibles valuations associated with the purchase accounting for the ORC acquisition.

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

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2026. As such, the Company has recorded a full valuation allowance against net deferred tax assets. WidePoint believes that its estimates are reasonable, given the lack of historical earnings and the fact that there may be significant limitations placed on the use of the NOL carryforwards. There is, however, a significant possibility that the Company will have sufficient income in the future to utilize substantial portions of the deferred tax assets. No assurance can be given that the final outcome of these matters will not be different than that which is described above. Such a change in the estimate reflected in the historical income tax provisions could have a material effect on the income tax provision and net income in the period in which such determination is made.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005.  Accordingly, the Company adopted SFAS 123(R) in the first quarter of 2006. The adoption of SFAS 123(R) resulted in a $403,000 expense in fiscal 2006.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Results of Operations

Year Ended December 31, 2006 Compared to the Year ended December 31, 2005

Revenues. Revenues for the year ended December 31, 2006, were approximately $18.0 million, an increase of $4.7 million, as compared to revenues of approximately $13.3 million for the year ended December 31, 2005. This increase was materially attributable to increased sales associated with the initial rollout of contract awards in support of the federal government’s HSPD-12 mandate and the DOD’s ECA program.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 213% with revenues increasing approximately $1,191,000 from approximately $560,000 for the year ended December 31, 2005, to approximately $1,751,000 for the year ended December 31, 2006, as a result of continuing early adoption of the Federal Government’s mandate under Homeland Security Presidential Directive No. 12 (“HSPD-12”) and the continuing adoption of the External Certificate Authority (“ECA”) by Department of Defense and its federal contractors. We sold 37,853 credentials for the year ended December 31, 2006 as compared to 4,478 credentials for the year ended December 31, 2005. The pricing on the credentials decreased from approximately $125 per credential in 2005 to approximately $46 per credential in 2006. The pricing decreased as we sold more in larger volume contracts in 2006. In the long-term we anticipate that credential sales should continue to increase as we witness the continued adoption of the ECA program by the Department of Defense federal contractors and the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments. In the short-term we do anticipate a greater variability in revenue growth as we await contract awards that have been delayed as a result of delays in the 2007 fiscal year budget appropriations cycle that directly impacts the adoption of the HSPD-12 program and the GSA’s recent cancellation of a HSPD-12 contract and the re-bidding of that contract that we believe has delayed agency contract decisions and awards under this mandate. Further, average credential pricing fell as bulk buyers entered into larger quantity purchasing agreements with the Company, which materially drove the increase in amount of credentials sold. We believe that in the short-term there will be a greater variability in average price as the pricing for bulk buyers will at times influence the average costs as larger contracts for credentials are awarded and delivered.

Our consulting services segment experienced increased revenues of approximately $3.5 million from approximately $12.7 million for the year ended December 31, 2005 as compared to approximately $16.2 million for the year ended December 31, 2006. The increase in revenues for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily the result of the resale of software and services in support of the DOD’s preparation for their widescale launch of the ECA program. The 2006 revenue includes a single sale transaction of $3,375,000.

Cost of Sales. Cost of sales for the year ended December 31, 2006, was approximately $14.3 million, or 79% of revenues, an increase of approximately $2.4 million over cost of sales of approximately $11.9 million, or 89% of revenues, for the year ended December 31, 2005. The percentage decrease in cost of sales was primarily attributable to the decrease in stock based expenses associated with our purchase price allocation of ORC, and the decrease in compensation expense associated with the Chesapeake shares, which were earned as a result of revenues from ORC during the third quarter of 2005 and did not reoccur after the completion of Chesapeake’s earnout as of December 31, 2005. The compensation expense of approximately $1.9 million was the result of an expense related to the release of 1,905,390 common shares earned during the year ended December 31, 2005 by the former shareholders of Chesapeake. The absolute increase in cost of sales was materially attributable to higher revenues partially offset by the non-recurrence of the stock compensation expense associated with the Chesapeake shares.

The cost elements related to consultant salaries, benefits and expenses at both ORC and WidePoint are substantially similar.

Gross profit. Gross profit for the year ended December 31, 2006, was approximately $3.7 million, or 21% of revenues, an increase of $2.3 million as compared to gross profit of approximately $1.4 million, or 11% of revenues, for the year ended December 31, 2005.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2006 were approximately $0.9 million, or 5% of revenues, as compared to $0.7 million, or 5% of revenues, for the year ended December 31, 2005. The $0.2 million increase in sales and marketing expenses for the year ended December 31, 2006, was primarily attributable to an increase in the amount of sales and marketing expenditures as a result of the Company’s recent acquisition of ORC. During 2005 we focused our efforts on completing the development of our PKI services and as a result our sales and marketing efforts were only slightly increased.

General and administrative. General and administrative expenses for the year ended December 31, 2006 were approximately $3.3 million, or 19% of revenues, as compared to $2.9 million, or 22% of revenues, for the year ended December 31, 2005. The $0.4 million increase in general and administrative expenses in 2006 was primarily attributable to the recognition of employee stock options expense of approximately $0.4 million specific to our adoption of SFAS 123(R).

Depreciation expense. Depreciation expense for year ended December 31, 2006, was approximately $35,000, or less than 1% of revenues, an increase of $10,000, as compared to approximately $25,000 of such expenses, or less than 1% of revenues, recorded by the Company for the year ended December 31, 2005. The increase in depreciation expenses for the year ended December 31, 2006, was primarily attributable to the increased pool of depreciable assets.

Interest income (expense). Interest income for the year ended December 31, 2006 was $92,669, an increase of $85,708 as compared to $6,961 for the year ended December 31, 2005. The increase in interest income in 2006 was primarily attributable to greater amounts of available cash and other securities. Interest expense for the year ended December 31, 2006 was $9,713, a decrease of $154,979 as compared to $164,692 in interest expense for the year ended December 31, 2005. The decrease in interest expense in 2006 was primarily attributable to the repayment in 2005 of the Company’s secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

Loss from Financial Instruments. The Company recognized no non-cash loss from financial instruments for the year ended December 31, 2006, as compared to a non-cash loss from financial instruments of approximately $5.4 million for the year ended December 31, 2005. The recognition of the financial instruments resulted from the warrants issued in October 2004 to Barron Partners, LP in connection with a preferred stock financing, and the related cash penalty provision in the registration rights agreement entered into by the Company and Barron in connection therewith. The warrants were required under EITF 00-19 to be accounted for as a liability and marked-to-market upon conversion of the warrants to reflect changes in the market value of the common stock underlying the warrants. The loss from financial instruments is based on the difference between the fair value of the warrants and the market price of the common stock underlying them. A cumulative loss from financial instruments of $5.4 million was recorded for the full year ended December 31, 2005. All of Barron’s warrants were exercised by it prior to the end of 2005, so there was no recognition of the financial instruments at December 31, 2005 and there will be no need to recognize the financial instruments or record any loss or gain therefrom in future financial statements.

Income tax benefit. The income tax benefit for the year ended December 31, 2006 was $83, a decrease of $355,337, as compared to $355,420 for the year ended December 31, 2005. The decrease in the income tax benefit for the year ended December 31, 2006 over the income tax benefit for the year ended December 31, 2005 was primarily the result of our determination that we were able to offset all of the ORC tax liabilities with WidePoint’s tax losses in 2005 as compared to 2006.

Net loss. As a result of the above, the net loss for the year ended December 31, 2006 was approximately $0.4 million, a decrease of $7.0 million, as compared to the net loss of approximately $7.4 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to the Year ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005, were approximately $13.3 million, an increase of $7.8 million, as compared to revenues of approximately $5.5 million for the year ended December 31, 2004. The 142% increase in revenues in 2005 was primarily attributable to revenues of ORC. ORC contributed approximately $9.7 million in revenues for the year ended December 31, 2005, as compared to $2.2 million for the year ended December 31, 2004 subsequent to its acquisition by the Company on October 25, 2004.

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

General and administrative. General and administrative expenses for the year ended December 31, 2005 were approximately $2.9 million, or 22% of revenues, as compared to $1.6 million, or 29% of revenues, for the year ended December 31, 2004. The $1.3 million increase in general and administrative expenses in 2005 was primarily attributable to an increase in the amount of general and administrative expenses associated with the acquisitions of both Chesapeake and ORC and the Company’s implementation of its federal sector business initiative, while 2004 included the recording of the issuance 500,000 shares of the Company’s common stock to TriPoint Capital Advisors for corporate advisory services that resulted in a compensation expense of approximately $72,000.

Interest income (expense). Interest income for the year ended December 31, 2005 was $6,961, an increase of $1,120, or 19%, as compared to $5,841 for the year ended December 31, 2004. The increase in interest income in 2005 was primarily attributable to greater amounts of available cash and other securities. Interest expense for the year ended December 31, 2005 was $164,692, an increase of $126,548, or 332%, as compared to $38,144 in interest expense for the year ended December 31, 2004. The increase in interest expense in 2005 was primarily attributable to the Company’s increase in interest expense associated with its secured senior lending facility with RBC-Centura, which was utilized in association with the purchase of ORC.

Loss from Financial Instruments. The Company recognized a non-cash loss from financial instruments of approximately $5.4 million for the year ended December 31, 2005, as compared to a non-cash loss from financial instruments of $3.1 million for the year ended December 31, 2004. The recognition of the financial instruments resulted from the warrants issued in October 2004 to Barron Partners, LP in connection with a preferred stock financing, and the related cash penalty provision in the registration rights agreement entered into by the Company and Barron in connection therewith. The warrants were required under EITF 00-19 to be accounted for as a liability and marked-to-market upon conversion of the warrants to reflect changes in the market value of the common stock underlying the warrants. The loss from financial instruments is based on the difference between the fair value of the warrants and the market price of the common stock underlying them. For the nine months ended September 30, 2005, the Company recorded a $1.2 million gain from financial instruments as a result of a decline in the market value of the Common Stock during the nine-month period. However, a loss from financial instruments of $6.6 million was recorded for the quarter ended December 31, 2005 as a result of the significant increase in the market value of the Company’s Common Stock during that quarter. Consequently, a cumulative loss from financial instruments of $5.4 million was recorded for the full year ended December 31, 2005. All of Barron’s warrants were exercised by it prior to the end of 2005, so there was no recognition of the financial instruments at December 31, 2005 and there will be no need to recognize the financial instruments or record any loss or gain therefrom in future financial statements.

Income tax benefit. The income tax benefit for the year ended December 31, 2005 was $355,420, an increase of $354,604, as compared to $816 for the year ended December 31, 2004. The increase in the income tax benefit for the year ended December 31, 2005 was the result of our determination that we were able to offset all of the ORC tax liabilities with WidePoint’s tax losses.

Net loss. As a result of the above, the net loss for the year ended December 31, 2005 was approximately $7.4 million, an increase of $3.1 million, as compared to the net loss of approximately $4.3 million for the year ended December 31, 2004.

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. There were no segmented assets or revenues during the year ended December 31, 2004.

	Year ended December 31, 2006	Year ended December 31, 2005
Consulting services

Revenues	$16,202,217	$12,703,210

Operating income	$505,537	$1,019,473

Total assets	$6,877,676	$3,820,805

PKI Credentialing and Managed Services

Revenues	$1,750,992	$559,954

Operating income/(loss)	$355,457	$(335,254)

Total assets	$1,214,489	$1,090,551

Credentials sold	37,853	4,478

Total Company

Revenues	$17,953,209	$13,263,164

Operating loss	$482,463 (1)	$2,213,953 (	2)

Depreciation expense	$35,131	$25,217

Interest income (expense), net	$82,956	$(157,731)

Loss from financial instruments	--	$5,405,601

Other income	--	$2,135

Income tax benefit	$83	$355,420

Net loss	$434,555	$7,444,947

Total Corporate assets	$5,512,206	$5,765,536

Total assets	$13,604,371	$10,676,892

(1)	Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $1,122,379 in unallocated corporate costs in sales, general and administrative expense.

(2)	Includes $1,878,171 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $798,922 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2006 and 2005, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.

Cash provided by operating activities for the year ended December 31, 2006, was approximately $508,000 as compared to cash provided by operating activities of approximately $246,000 for the year ended December 31, 2005.  The increase in cash balances available for operating activities for the years ended December 31, 2006 and 2005, respectively, were primarily a result of the exercise of all of Barron’s warrants.  Capital expenditures in property and equipment were approximately $72,000, excluding any capital leases for the year ended December 31, 2006, as compared to capital expenditures in property and equipment of approximately $3,000 for the year ended December 31, 2005.

The Company had material increases in our balance sheet in cash and cash equivalents, accounts receivables, prepaid expenses, intangibles, and other assets offset by a decrease in goodwill related to the ORC shareholder settlement in 2005, increases in accounts payable, deferred revenue and income taxes payable, and a decrease in short term borrowings and financial instruments as of December 31, 2006 as compared to December 31, 2005. The increase in the assets and decrease in the liabilities in our balance sheet were primarily due to our recent acquisition of ORC and the exercise of the Barron warrants. Accounts receivable increased as a result of the increase in revenues from ORC and prepaid expenses increased as a result of the additional cost associated with operating ORC. As a result of the acquisition of ORC, the Company’s accounts receivable aging measurement criteria had declined. This has primarily been as a result of a longer payment cycle at ORC. ORC invoices monthly while WidePoint invoices, weekly and monthly. As a result of the monthly billing cycle at ORC, the Company has experienced a longer average period to collect its accounts receivable from its clients. As of December 31, 2006, the Company has not witnessed any problems associated with collectibility or billing problems with any major customers or any significant changes in credit terms, collection efforts, credit utilization and/or delinquency policies. Goodwill decreased as a result of the settlement of a working capital deficit with the ORC shareholders which resulted in a reduction of the purchase price. Intangible assets increased as a result of the increased investment to ORC’s PKI credentialing services during 2005. Accounts payable increased as a result of the higher level of costs of operating ORC.

As of December 31, 2006, the Company had net working capital of approximately $3.7 million. WidePoint’s primary source of liquidity consists of approximately $2.8 million in cash and cash equivalents and approximately $6.2 million of accounts receivable. Current liabilities include approximately $5.2 million in accounts payable and accrued expenses. The Company’s business environment is characterized by rapid technological change, experiences times of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners L.P. (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. As of February 2007, Barron had converted all of its Series A Convertible Preferred Stock into shares of Common Stock. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. All such warrants were exercised as of December 31, 2005. The shares of Common Stock acquired by Barron upon its conversion of its Series A Convertible Preferred Stock and/or the exercise of its warrant are subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction may be removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates can only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants were to expire in October 2009 and were fully exercised in 2006.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements through 2007. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other major new subsidiaries, might require external financing that could include additional debt or equity capital. In addition, the Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners, LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners, LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term	$--	$--	$--	$--	$--
Capital Lease	125,045	52,566	72,479	--	--
Convertible debt	--	--	--	--	--
Operating lease (1)	1,067,270	551,978	509,854	5,438	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities	--	--	--	--	--

Total	$1,192,315	$604,544	$582,333	$5,438	$--

(1)	WidePoint’s office located at One Lincoln Center, Oakbrook Terrace, Illinois 60181 has a lease which runs through July 31, 2007, with payments in 2007 representing an obligation of approximately $41,200. The office at 1736 South Park Court, Chesapeake, VA has a lease which runs through April 30, 2009, with payments in 2007 representing an obligation of approximately $29,200. The first year ending April 30, 2007, is binding, and the second and third years are on a month-to-month basis. The office at 11250 Waples Mill Rd., Fairfax, VA, has a lease which runs through March 15, 2009, with payments in 2007 representing an obligation of approximately $371,200 and payments in 2008 through 2009 representing obligations of approximately $450,400. The office at 1625 Prince St., Alexandria, VA, has a lease, which runs through January 31, 2008, with payments in 2007 representing an obligation of approximately $97,200.

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

This report contains forward-looking statements setting forth the Company’s beliefs or expectations relating to future revenues and profitability. Actual results may differ materially from projected or expected results due to changes in the demand for the Company’s products and services, uncertainties relating to the results of operations, dependence on its major customers, risks associated with rapid technological change and the emerging services market, potential fluctuations in quarterly results, and its dependence on key employees and the risk factors discussed under Item 1A above and other risks and uncertainties affecting the technology industry generally. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under a bank credit agreement as of December 31, 2006 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure. A hypothetical 10% increase in interest rates would not have increased the Company’s annual interest expense for the year ended December 31, 2006.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 1, 2007, Epstein, Weber & Conover, PLC (“EWC”) combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the independent registered public accounting firm of WidePoint. The Company was notified of such resignation on January 22, 2007. According to information provided to the Company, all of the partners of EWC have become partners of Moss Adams.

On February 24, 2006, the Company engaged EWC as its independent registered public accounting firm. From the date of engagement of EWC through January 22, 2007, there were no disagreements (within the meaning of Item 304 of Regulation S-K) between the Company and EWC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of EWC, would have been referred to in its report. EWC’s report on the Company’s financial statements for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On January 22, 2007, the Audit Committee of the Board of Directors of the Company engaged the independent accounting firm of Moss Adams to serve as its new independent accounting firm effective January 22, 2007.

During the fiscal years ended December 31, 2005 and December 31, 2006 and during the subsequent period prior to the engagement of Moss Adams as its new independent accounting firm, the Company did not consult with Moss Adams regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusions regarding disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our principal executive officers and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 13a-15, our disclosure controls and procedures were effective.

SEC rules require that a company that is an “accelerated filer,” as defined by Rule 12b-2 under the Securities Exchange Act of 1934, must set forth in its annual report on Form 10-K a management’s annual report on internal control over financial reporting pursuant to Rule 13a-15(f). The Company did not become an accelerated filer until December 31, 2006, based on the calculation called for by paragraph (i) of the definition of that term under Rule 12b-2. During 2006, prior to the Company’s becoming an accelerated filer, the SEC extended the deadline date for compliance with that requirement for non-accelerated filers until the first fiscal year ending on or after December 15, 2007. The Company was a non-accelerated filer at the time of the SEC’s granting of that extended compliance deadline. Accordingly, the Company will set forth a management’s annual report on internal control over financial reporting in its Form 10-K for the year ending December 31, 2007.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A, pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSTATION.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedule

(1)	Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Report of Epstein, Weber & Conover PLC

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2006, 2005, and 2004

Consolidated Statements of Cash Flow for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or required, or because the required information is included in the financial statements or notes thereto:

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.1	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.2	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.3	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.4	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.5	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.6	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.7	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION

10.8	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.9	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.11	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.12	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 26, 2005. (Filed as Exhibit 10.46 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.13	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 28, 2005. (Filed as Exhibit 10.47 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.14	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Amendment No. 3 to Form S-1 filed on January 27, 2006.)

10.15	Addendum to Employment and Non-Compete Agreement, dated as of October 25, 2006, between Daniel Turissini and the Registrant.* (Filed herewith)

21	Subsidiaries of WidePoint Corporation (Filed herewith)

23.1	Consent of Moss Adams LLP (Filed herewith)

23.2	Consent of Epstein Weber & Conover P.L.C. (Filed herewith)

23.3	Consent of Grant Thornton LLP (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

* Management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation
Date: March 15, 2007	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer
Date: March 15, 2007	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2007	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
Dated:	March 15, 2007	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer, Secretary and Treasurer
Dated:	March 15, 2007	/s/JAMES M. RITTER
James M. Ritter
Director, Assistant Secretary,
Chairman of the Compensation Committee
Dated:	March 15, 2007	/s/MORTON S. TAUBMAN
Morton S. Taubman
Director, Chairman of the Audit and Finance Committee
Dated:	March 15, 2007	/s/RON S. OXLEY
Ron Oxley
Director, Chairman of the Nominations Committee

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the Years ended
December 31, 2006, 2005, and 2004	F-5
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2006, 2005, and 2004	F-6
Consolidated Statements of Cashflows for the Years ended
December 31, 2006, 2005, and 2004	F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
      of Widepoint Corporation:

We have audited the accompanying consolidated balance sheet of Widepoint Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Widepoint Corporation and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

/s/Moss Adams LLP
Scottsdale, Arizona
March 12, 2007

The accompanying notes are an integral part of these consolidated statements

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

/s/EPSTEIN, WEBER &CONOVER, PLC
Scottsdale, Arizona
March 27, 2006

The accompanying notes are an integral part of these consolidated statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WidePoint Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of WidePoint Corporation and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of WidePoint Corporation and subsidiaries’ operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois
April 14, 2005

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
      Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,774,813	$2,526,635
Accounts receivable	6,220,444	3,345,272
Prepaid expenses and other assets	463,369	233,212

Total current assets	9,458,626	6,105,119

Property and equipment, net	205,231	55,920
Goodwill	2,526,110	2,526,110
Intangibles, net	1,358,212	1,762,641
Other assets	56,192	227,102

Total assets	$13,604,371	$10,676,892

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,364,747	$2,089,717
Accrued expenses	786,842	810,733
Deferred revenue	564,594	178,019
Short-term portion of deferred rent	3,057	4,002
Short-term portion of capital lease obligation	45,020	--
Total current liabilities	5,764,260	3,082,471

Long-term portion of deferred rent	--	3,057
Capital lease obligation, net of current portion	67,851	--

Total liabilities	5,832,111	3,085,528
Temporary equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 1,195,714 shares issued and outstanding,	--	1,196
respectively
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 195,214 and 0 shares issued and outstanding,
respectively, liquidation value $3,416,245	195	--
Common stock, $0.001 par value; 110,000,000 and 50,000,000 shares authorized, respectively; 50,494,759 shares and 37,297,729 shares issued and outstanding,
respectively	50,495	37,298
Common stock issuable, $0.001 par value; 0 and 1,905,390 shares	--	1,905
Stock warrants	38,666	19,916
Additional paid-in capital	60,667,229	60,080,819
Accumulated deficit	$(52,984,325)	$(52,549,770)

Total stockholders’ equity	7,772,260	7,590,168

Total liabilities, temporary equity and stockholders' equity	$13,604,371	$10,676,892

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated statements of operations

	For the Years Ended December 31,
	2006	2005	2004
Revenues, net	$17,953,209	$13,263,164	$5,542,118
Cost of revenues (including depreciation and amortization of
$428,394, $323,916, and $46,547, respectively, and stock compensation
expense of $0, $1,878,171, and $381,079, respectively)	14,255,892	11,868,292	4,484,469

Gross profit	3,697,317	1,394,872	1,057,649
Sales and marketing	851,070	701,162	596,564
General and administrative	3,328,710	2,907,663	1,626,454
Depreciation expense	35,131	25,217	15,713

Loss from operations	(517,594)	(2,239,170)	(1,181,082)
Other income (expenses):
Interest income	92,669	6,961	5,841
Interest expense	(9,713)	(164,692)	(38,144)
Loss from financial instruments	--	(5,405,601)	(3,070,617)
Other	--	2,135	2,118

Net loss before provision for income taxes	(434,638)	(7,800,367)	(4,281,884)

Income tax benefit	(83)	(355,420)	(816)

Net loss	$(434,555)	$(7,444,947)	$(4,281,068)

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.26)

Basic and diluted weighted-average shares outstanding	45,437,154	25,103,257	16,657,947

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity		Permanent Equity
	Preferred Stock		Preferred Stock		Common Stock		Common Stock Issuable	Stock	Related Party Notes	Additional Paid-In	Accumulated	Permanent Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Warrants	Receivable	Capital	Deficit	Total
Balance, December 31, 2003	--	$--	--	$--	15,579,913	$15,580	--	$--	$(128,003)	$42,110,539	$(40,823,755)	$1,174,361

Collections on related	--	--	--	--	--	--	--	--	46,903	--	--	46,903
party notes receivable
Issuance of common stock
Tripoint	--	--	--	--	500,000	500	--	--	--	71,928	--	72,428
Issuance of common stock
- Chesapeake	--	--	--	--	816,596	817	--	--	--	384,397	--	385,214
December 31, 2004
Issuance of common stock
issuable - Chesapeake	--	--	--	--	--	--	544	--	--	380,535	--	381,079
Issuance of common stock
- ORC	--	--	--	--	962,500	962	--	--	--	384,038	--	385,000
Sale of preferred stock	2,045,714	2,046	--	--	--	--	--	--	--	--	--	--
Expenses associated from
preferred stock	--	--	--	--	--	--	--	--	--	(542,825)	--	(542,825)
Issuance of common
stock warrants	--	--	--	--	--	--	--	14,291	--	--	--	14,291
Net loss	--	--	--	--	--	--	--	--	--	--	(4,281,068)	(4,281,068)

Balance, December 31, 2004	2,045,714	$2,046	--	$--	17,859,009	$17,859	$544	$14,291	$(81,100)	$42,788,612	$(45,104,823)	$(2,364,617)

The accompanying notes are an integral part of these consolidated statements

Collections on related
party notes receivable	--	--	--	--	--	--	--	--	81,100	--	--	81,100
Issuance of
common stock	--	--	--	--	10,394,322	10,395	--	--	--	4,111,872	--	4,122,267
Issuance of
common stock issuable
- Chesapeake	--	--	--	--	--	--	1,905	--	--	1,876,265	--	1,878,170
Conversion of preferred stock	(850,000)	(850)	--	--	8,500,000	8,500	--	--	--	-7,650	--	850
Costs associated
from registration statement	--	--	--	--	--	--	--	--	--	-404,872	--	-404,872
Warrants
valuation adjustments	--	--	--	--	--	--	--	--	--	12,054,172	--	12,054,172
Costs associated
from warrant exercise	--	--	--	--	--	--	--	--	--	-337,580	--	-337,580
Issuance of
common stock -
Chesapeake	--	--	--	--	544,398	544	-544	--	--	--	--	--
Issuance of
common stock warrants	--	--	--	--	--	--	--	5,625	--	--	--	5,625
Net loss	--	--	--	--	--	--	--	--	--	--	-7,444,947	-7,444,947

Balance, December 31, 2005	1,195,714	$1,196	--	--	37,297,729	$37,298	$1,905	$19,916	$--	$60,080,819	$(52,549,770)	$7,590,168

Issuance of
common stock	--	--	--	--	516,038	516	--	--	--	216,274	--	216,790
Issuance of
common stock -
options exercises	--	--	--	--	770,600	771	--	--	--	211,000	--	211,771
Issuance of
common stock -
Chesapeake	--	--	--	--	1,905,390	1,905	(1,905)	--	--	--	--	--
Conversion of preferred stock	(197,000)	(197)	(803,500)	(804)	10,005,000	10,005	--	--	--	(9,004)	--	197
Reclass from
Temporary to Permanent equity	(998,714)	(999)	998,714	999	--	--	--	--	--	--	--	999
Costs associated
from registration statement	--	--	--	--	--	--	--	--	--	(235,225)	--	(235,225)
Issuance of
common stock warrants	--	--	--	--	--	--	--	18,750	--	--	--	18,750
Stock options expense	--	--	--	--	--	--	--	--	--	403,365	--	403,365
Net loss	--	--	--	--	--	--	--	--	--	--	(434,555)	(434,555)

Balance, December 31, 2006	--	$--	195,214	$195	50,494,757	$50,495	--	$38,666	$--	$60,667,229	$(52,984,325)	$7,772,260

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(434,555)	$(7,444,947)	$(4,281,068)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities
Deferred tax benefit	--	(221,959)	(110,980)
Depreciation expense	59,095	28,135	15,713
Amortization expense	404,429	320,998	46,547
Stock compensation expense	30,969	1,883,795	882,828
Stock options expense	403,365	--	--
Amortization of deferred financing costs	--	11,909	11,909
Loss on sale of property and equipment	--	--	(1,500)
Loss from financial instruments	--	5,405,601	3,070,617
Changes in assets and liabilities-
Accounts receivable	(2,875,172)	(337,682)	(179,376)
Prepaid expenses and other assets	(62,846)	165,651	(15,306)
Accounts payable and accrued expenses	2,982,253	434,617	280,517

Net cash provided by (used in) operating activities .	$507,538	$246,118	$(280,099)
Cashflows from investing activities:
Purchase of subsidiaries, net of cash acquired	--	(6,566)	(4,640,729)
Software development costs	--	(414,694)	(235,297)
Purchases of property and equipment	(72,430)	(3,403)	(15,336)
Proceeds from sale of property and equipment	--	--	1,500

Cashflows used in investing activities	$(72,430)	$(424,663)	$(4,889,862)

Cashflows from financing activities:
Borrowings on notes payable	--	1,109,103	1,792,408
Payments on notes payable	--	(2,701,511)	(200,000)
Principal payments under capital lease obligation	(23,107)	--	--
Collections on related party notes	--	81,100	40,000
Costs related to registration statement	(417,165)	(194,724)	--
Proceeds from exercise of stock options	215,371	27,238	--
Proceeds from exercise of warrants	204,571	4,091,429	--
Costs related to warrant exercise	(166,600)	(170,980)	--
Proceeds from issuance of warrants	--	--	14,291
Net proceeds from issuance of preferred stock	--	--	3,037,175

Cashflows (used in) provided by financing activities	$(186,930)	$2,241,655	$4,683,874

Net increase (decrease) in cash	248,178	2,063,110	(486,087)
Cash and cash equivalents, beginning of period	$2,526,635	$463,525	$949,612

Cash and cash equivalents, ending of period	$2,774,813	$2,526,635	$463,525

Supplementary cash flow information:
Notes receivable from former ORC shareholders for purchase price
adjustment	$--	$270,000	--
Liabilities incurred but not yet paid relating to warrant
exercise	--	166,600	--
Liabilities incurred but not yet paid relating to registration
statement	28,207	210,147	--
Receivables for 2005 options exercise - received in 2006	--	3,600	--
Noncash investing and financing activity - capital leases for
acquisition of property and equipment	135,978	--	--
Cash paid for-
Interest	$9,713	$66,871	$7,125

Income taxes	$--	$--	$--

The accompanying notes are an integral part of these consolidated statements

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization and Nature of Operations:

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is the leading provider of E-Authentication federal credential and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets or acquisitions, and by operational efficiencies among our subsidiaries.

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

In 2005 and 2006, WidePoint focused on the consolidation of its recent acquisition of ORC, accelerating the rollout of the ORC E-Authentication and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has been augmented by our recent acquisition of ORC and our internal growth initiatives.

The Company has physical locations in Oakbrook Terrance, Illinois, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

In addition, most of the Company’s current costs consist primarily of the salaries and benefits paid to the Company’s technical, marketing and administrative personnel and as a result of its plan to expand its operations through a combination of internal growth initiatives and merger and acquisition opportunities, the Company expects such costs to increase.  The Company’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s costs is labor related, the Company must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of the Company’s proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to its ability to achieve and maintain profitability, obtain additional funding to fund its growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the selected consolidated financial information presented above. The Company believes that its cash on hand is adequate to finance operations through 2007.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions.  Included in the December 31, 2006 cash balances was $1,924,324 in interest bearing balances in one bank in excess of federally insured amounts, as compared to $2,079,080 for December 31, 2005. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2004,
Allowance for doubtful accounts	$18,819	$14	$18,833	$--
For the year ended December 31, 2005,
Allowance for doubtful accounts	$--	$--	$--	$--
For the year ended December 31, 2006,
Allowance for doubtful accounts	$--	$21,869	$21,869	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2006 and 2005, unbilled accounts receivable totaled $354,123 and $38,977, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any specific material risk of loss at December 31, 2006 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

During 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), individually represented 29% of revenues, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results. During 2005, one customer, The Department of Homeland Security, individually represented 18% of revenue. During 2004, two customers, Abbott Laboratories and The Department of Homeland Security, individually represented 12%, and 11% of revenues, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 54% of accounts receivable. As of December 31, 2005, one customer, The Department of Homeland Security, represented 30% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2006	2005
Computers, equipment and software	$301,840	$93,433

Less- Accumulated depreciation and amortization	(96,609)	(37,513)

	$205,231	$55,920

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded $183,351 of amortization expense for the year ended December 31, 2006, as compared to $99,920 of amortization expense for the year ended December 31, 2005. Capitalized software costs included in Other Intangibles at December 31, 2006 were approximately $0.7 million, as compared to approximately $0.9 million of capitalized software costs included in Other Intangibles at December 31, 2005 and as compared to approximately $0.6 million of capitalized software costs included in Other Intangibles at December 31, 2004.

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

Basic and Diluted Net Loss Per Share

Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of escrowed shares, options and warrants to purchase 12,658,853, 25,723,173, and 20,942,127, shares of common stock outstanding at December 31, 2006, 2005, and 2004, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical. Subsequent to December 31, 2006, the remaining preferred stock held by Barron Partners was converted into 1,419,214 common shares of the Company’s common stock.

Stock-based compensation

Employee based compensation:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R). This statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date and recognized in the financial statements over the requisite service period.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net loss and earnings per share for the years ended December 31, 2004 and 2005, had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123.

	2005	2004
Net loss, as reported	$7,444,947	$4,281,068
Add: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified, or settled, net of
related tax effects	$839,159	$690,503
Pro forma net loss	$8,284,106	$4,971,571
Loss per share:
Basic and diluted - as reported	$0.30	$0.26
Basic and diluted - pro forma	$0.33	$0.30

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	--	--	--
Risk-free interest rate	4.77 - 4.83%	4.2%	2.70 - 4.13%
Volatility factor	57%	80%	156%
Expected life in years	4	4	5

The amount of compensation expense recognized under SFAS 123(R) during the year ended December 31, 2006 under our plans was comprised of the following:

Year ended December 31, 2006
General and administrative expense	$403,365

Share-based compensation before taxes	$403,365

Related income tax benefits	--

Share-based compensation expense	$403,365

Net share-based compensation expenses per basic and diluted common shares	$0.01

Since we have cumulative operating losses as of December 31, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended December 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense was not recognized during the year ended December 31, 2005 and 2004.

A summary of the option activity under our plans during the years ended December 31, 2006, 2005, and 2004, respectively, is presented below:

	# of Shares	Weighted average Grant date fair value per share
NON -VESTED
Non-vested at January 1, 2004	625,000	$0.12
Granted	4,111,112	$0.28
Vested	587,500	$0.12
Forfeited	--	--
Non-vested at January 1, 2005	4,148,612	$0.28
Granted	400,000	$0.79
Vested	3,310,513	$0.25
Forfeited	140,000	$0.42
Non-vested at January 1, 2006	1,098,099	$0.55
Granted	33,000	$2.28
Vested	338,122	$0.49
Forfeited	39,500	$0.42
Non-vested at December 31, 2006	753,477	$0.67
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2004	2,112,000	$0.14
Issued	5,111,111	$0.28
Cancelled	--	--
Exercised	--	--
Total outstanding at January 1, 2005	7,223,111	$0.24
Issued	900,000	$0.89
Cancelled	161,500	$0.49
Exercised	165,750	$0.18
Total outstanding at January 1, 2006	7,795,861	$0.31
Issued	124,000	$2.75
Cancelled	46,000	$0.45
Exercised	770,600	$0.27
Total outstanding at December 31, 2006	7,103,261	$0.36
Total exercisable at December 31, 2006	6,349,784	$0.30

The aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2005 and 2006 was 4.34 and 3.86 respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2006 was $13,310,592. The total intrinsic value of options exercisable on December 31, 2006 was $12,239,348. The total intrinsic value of options exercised during the year ended December 31, 2006 was $1,498,962. The Company issues new shares of common stock upon the exercise of stock options.

At December 31, 2006, 6,246,138 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This include options for 770,600 shares previously exercised under the Company’s 1997 Stock Compensation Plans. This does not include warrants to purchase 3,999,999 shares granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At December 31, 2006, the Company had approximately $376,538 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 4.3 years.

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

New accounting pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153). This Statement addresses the measurement of exchanges of nonmonetary assets and is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 has not had a material effect on the Company’s financial position or results of operations.

In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of such awards (with limited exceptions). SFAS 123(R) is effective as of the first reporting period beginning after June 15, 2005.  Accordingly, the Company adopted SFAS 123(R) in first quarter of 2006 with approximately $403,000 in compensation expense recognized under SFAS 123(R) during the year ended December 31, 2006. (see analysis above).

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48, which is effective for fiscal years beginning after December 15, 2006, also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company plans on reviewing in detail its tax situation to determine whether there are any uncertain tax positions but does not presently believe that there are any material such matters.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the US SEC within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

3.	Debt:

As of December 31, 2005 and 2006, respectively, the Company maintained no outstanding balances under our senior lending agreement with RBC-Centura Bank, which expired on June 1, 2006. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it expired. The Agreement provided for a $2.5 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bore interest at the prime rate.

WidePoint’s credit facility required that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the year ended December 31, 2006 and during the year ended December 31, 2005, respectively, WidePoint was either in compliance with each of these financial covenants, received waivers, or was allowed to continue to utilize the credit facility. The weighted average borrowings under the revolving portion of the facility during the year ended December 31, 2006 and December 31, 2005, were $0 and $0.8 million, respectively.

The total amount of interest fees paid was approximately $0, $83,000, and $34,000, respectively, for the years ended December 31, 2006, 2005, and 2004, respectively.

4.	Goodwill and Intangible Assets:

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. As a result of this acquisition the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI
business opportunity purchase accounting valuations)	$1,145,523	$(479,003)
(2) PKI-I Intangible (Related to internally generated
software)	334,672	(126,108)
(3) PKI-II Intangible	$649,991	(166,863)

Total	$2,130,186	$(771,974)

Aggregate Amortization Expense:
For year ended 12/31/04	$46,547
For year ended 12/31/05	$320,998
For year ended 12/31/06	$404,429
Estimated Amortization Expense:
For year ended 12/31/07	$404,429
For year ended 12/31/08	$404,429
For year ended 12/31/09	$374,272
For year ended 12/31/10	$175,082

(1)	The ORC intangible is made up of the estimated purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and its PKI business opportunity. The purchase accounting for ORC has been finalized after the completion of the Company’s intangible valuation methodology by an independent appraisal performed for the Company. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships has an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 4.0 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 4.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average life of all of the intangibles is approximately 5 years.

There were no amounts of research and development assets acquired in 2006 or 2005, nor any written off in the period. The changes in the carrying amount of goodwill for the year ended December 31, 2006 and 2005 are as follows:

Total
Balance as of January 1, 2005	$2,806,440
Goodwill adjusted	$(280,330)
Balance as of December 31, 2005	$2,526,110
Balance as of January 1, 2006	$2,526,110
Goodwill adjusted	$--
Balance as of December 31, 2006	$2,526,110

The goodwill acquired is associated with the acquisition of ORC in October of 2004. The goodwill adjusted was the result of various adjustments which included the discovery of a working capital threshold deficit that was not met as a condition of the purchase price paid for ORC. Upon completion of our audit and the realization of the shortfall, the original shareholders agreed to correct the deficit through a combination of cash and notes, which subsequently reduced the amount of goodwill associated with our purchase of ORC. Management believes that as of December 31, 2006 the carrying value of the goodwill of ORC was not impaired.

5.	Promissory Notes:

Related Party Notes

Pursuant to stock purchase agreements entered into on July 8, 2002, between the Company and each of Steve L. Komar, James T. McCubbin and Mark M. Mirabile, the Company privately sold 865,000 shares of its common stock to each such person without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, in consideration of a three (3) year full-recourse, five percent (5%) interest bearing promissory note with equal annual principal payments due, issued by each such person to the Company in the principal amount of $60,550, or $181,650 in the aggregate (which equals $0.07 per share, being the closing price of the Company’s common stock on July 8, 2002). Amounts outstanding under these notes are reflected as a reduction to stockholders’ equity until paid. As of December 31, 2005 all amounts outstanding under these notes had been paid.

6.	Income Taxes:

Income taxes for the years ended December 31 are as follows:

	2006	2005	2004
Current provision/(benefit)	$(592,280)	$(133,281)	$110,164
Deferred provision/(benefit)	592,197	(222,139)	(110,980)

	$(83)	$(355,420)	$(816)

        Substantially all of the 2005 income tax benefit results from a change in the prior year’s estimate of the Company’s tax liabilities.

        The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	For the Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	0.0
Non-deductible expenses	0.5	0.3	(0.2)
Decrease (increase) in valuation allowance	(43.9)	2.2	(18.7)
Intangibles	(0.0)	(0.0)	(10.5)
Capitalized software cost	(0.0)	(0.0)	(5.3)
Section 481(a) adjustment	(0.0)	(0.0)	(5.3)
Expiration of Losses	(0.0)	(9.0)	--
Financial Investments	(0.0)	(27.7)	--
Other	3.4	(1.2)	6.0

	(0.0)	4.6	(0.0)

During the year ended December 31, 2006, the Company determined that it incurred a tax benefit of $1,675,000 related to the exercise of employee stock options. This amount represents the tax expense of amounts included in employee compensation for exercised options less the amount that represents the original pro-forma fair value that will be credited to additional paid-in capital when the benefit is realized. There has not been any expense recognized for these options. As the amount of this tax expense has not been realized because the Company has deferred tax assets related to net operating loss carryforwards, there has been no credit to additional paid in capital until the associated benefit is realized. During the year ended December 31, 2006, the Company recognized $403,000 in expense for book purposes for stock based expenses. For tax purposes, the Company recognized an expense of $1,882,292 for stock option related compensation expense in the year ended December 31, 2006.

The deferred tax assets (liabilities) consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$8,286,246	$7,815,060
AMT credit	13,853	13,853
Stock based compensation	161,200	--
Other assets	89,365	93,282

Total deferred tax assets	8,550,664	7,922,195

Deferred tax liabilities:
Section 481(a) adjustment	--	110,980
Intangible assets	446,852	558,452
Capitalized software costs	276,800	369,913

Total deferred tax liabilities	723,652	1,039,345
Net deferred tax asset	7,827,012	6,882,850
Less- Valuation allowance	(7,827,012)	(6,882,850)

	$--	$--

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $21,018,349 to offset future taxable income. These carry forwards expire between 2010 and 2026. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses could be subject to such limitations and may not be available to offset future income for tax purposes. There were no capital losses in excess of capital gains that expired in 2006. In 2005 capital losses in excess of capital gains in the amount of $696,215 expired.

Changes in the valuation allowance for the years ended December 31, are as follows:

	2006	2005	2004
Opening balance	$(6,882,850)	$(6,845,071)	(6,058,445)
Current year change	(944,162)	(37,779)	(786,626)

Ending balance	$(7,827,012)	$(6,882,850)	(6,845,071)

7.	Temporary Preferred Equity

Temporary Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 195,214 and 1,195,714 shares were outstanding at December 31, 2006 and 2005, respectively.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 9, 2004, 2,045,714 shares of the Company’s preferred stock are designated as Series A Convertible Preferred Stock having the following rights:

Each share of Series A Convertible Preferred Stock has a conversion rate equal to $0.175 per share, or 10 shares of common stock per one share of preferred stock and is convertible at the option of the holder into ten shares of common stock.

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

As a result of the issuance of a registration rights agreement that contained a liquidated damages clause, the Company was required to follow the “Emerging Issues Task Force” EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock by the Company. In light of the required accounting treatment under EITF 00-19, the entire proceeds of the issuance, other than a nominal amount equal to par value, were allocated to warrants and as such no proceeds had been allocated to the preferred stock issuance at December 31, 2005. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to preferred equity for preferred stock held as of December 31, 2006.

Registration Rights Agreement

The shares of common stock issuable by WidePoint to Barron upon a conversion of shares of the Series A Convertible Preferred Stock or an election to exercise all or a portion of the warrants were not registered under the Securities Act of 1933. To provide for the registration of the sale of such underlying shares, Barron and WidePoint entered into a registration rights agreement, dated October 20, 2004, requiring WidePoint to prepare and file a registration statement covering the resale of the shares of common stock underlying the Series A Convertible Preferred Stock and warrants. The registration statement was filed on January 5, 2005. The registration rights agreement further required WidePoint to use its best efforts to cause such registration statement to be declared effective by February 22, 2005 (i.e., 120 days following the closing of the sale of the Series A Convertible Preferred Stock).

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

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value per share. At the annual meeting of stockholders that was held on January 27, 2005, stockholders approved a proposal to increase the authorized shares of common stock from 50,000,000 to 110,000,000. During the year ended December 31, 2006, 10,005,000 shares of common stock were issued as the result of the conversion of 1,000,500 preferred shares by Barron, 400,000 shares of common stock were issued as the result of the exercise of 400,000 warrants by Westcap Securities, and 770,600 shares of common stock were issued as the result of the exercise of 770,600 employee stock options. As of December 31, 2006 there were 50,494,759 shares of common stock outstanding. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 195,214 and 0 shares were outstanding at December 31, 2006 and 2005, respectively. As a result of the effectiveness of the registration statement registering the underlying shares of common stock on February 9, 2006, the temporary preferred equity has been reclassified to preferred equity for preferred stock held as of December 31, 2006. Preferred stock of 1,000,500 shares were converted during the year ended 2006 into 10,005,000 shares of Common Stock.

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

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the Chesapeake stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow were not recorded in equity at the time of the acquisition and were only to be released to the Chesapeake shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provided that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock would be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired as a result of activities originated and consummated by Chesapeake. The December 31, 2005 escrow expiration date could have been extended for one additional year in the event that it was determined that Chesapeake had achieved certain performance levels in the latter part of 2005, which did not occur. All shares earned were charged to expense through December 31, 2006. Of the 3,266,384 shares of common stock held in escrow, 816,596 and 1,905,390 were released in 2005 and 2006, respectively with the 544,398 remaining shares cancelled in 2006.

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

9.	Stock Options and Stock-Based Compensation:

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

The awards of stock options under the Director Plan are determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who do not perform services for the Company are eligible to participate in the Director Plan. The Director Plan provides for option grants to purchase 12,000 shares of common stock upon a non-employee director’s initial appointment to the Board of Directors. The options will vest immediately to 8,000 shares of common stock underlying such options, will vest to an additional 2,000 shares after the director’s completion of the first year of continued service to the Company, and will vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan will be evidenced by an agreement and will be subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period that may be provided in the agreement.

10.	Commitments and Contingencies:

The Company has entered into a number of leases for its office locations as describe above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases. The terms of the operating leases run through 2010 and the total commitments per year are as follows:

Year Ended December 31,	Leases
2007	$604,544
2008	476,408
2009	105,925
2010	2,950
Beyond 2010	2,488

Total	$1,192,315

Capital Leases

The Company has leased certain equipment under capital lease arrangements. Future minimum payments required under the leases are as follows:

	Year
	2007	$52,566
	2008	49,317
	2009	23,162

		125,045
Less portion representing interest		(12,174)

Net minimum lease payments
under capital leases		112,871
Current portion		(45,020)

Long-term portion		$67,851

The capital leases entered into in the year ended December 31, 2006 are for periods of one to three years. Total carrying value of assets under capital leases at December 31, 2006 was $110,731. Depreciation for the year ended December 31, 2006 and accumulated depreciation at December 31, 2006 was $25,247.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

11.	Segment reporting:

Segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was comprised of a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed services. The PKI credentialing and managed services segment provides PKI credentialing and managed services to United States federal agencies and federal contractors as a result of regulatory compliance requirements. For the year ended December 31, 2004 no material revenues or assets were recognized within the PKI credentialing and managed services segment.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Year ended December 31, 2006		Year ended December 31, 2005
Consulting services

Revenues	$16,202,217		$12,703,210

Operating income	$505,537		$1,019,473

Total assets	$6,877,676		$3,820,805

PKI Credentialing and Managed Services

Revenues	$1,750,992		$559,954

Operating income/(loss)	$355,457		$(335,254)

Total assets	$1,214,489		$1,090,551

Credentials sold	37,853		4,478

Total Company

Revenues	$17,953,209		$13,263,164

Operating loss	$482,463	(1)	$2,213,953 (2)

Depreciation expense	$35,131		$25,217

Interest income (expense), net	$82,956		$(157,731)

Loss from financial instruments	--		$5,405,601

Other income	--		$2,135

Income tax benefit	$83		$355,420

Net loss	$434,555		$7,444,947

Total Corporate assets	$5,512,206		$5,765,536

Total assets	$13,604,371		$10,676,892

(1)     Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $1,122,379 in unallocated corporate costs in sales, general and administrative expense.

(2)     Includes $1,878,171 in compensation expense in cost of sales associated with the Chesapeake acquisition, which is not allocated among the segments, includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $798,922 in unallocated corporate costs in general and administrative expense.

12.	Selected Quarterly Financial Data (Unaudited):

A summary of selected quarterly information for 2006 and 2005 is as follows:

	2006 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$2,684	$4,842	$3,208	$7,219
Gross Profit	717	814	880	1,286
Net (Loss)/Gain	(258)	(230)	(192)	246
Gain/(Loss) per Share	$(0.01)	$(0.01)	$(0.01)	$0.01

	2005 Quarter Ended (in thousands of U.S. dollars except per share amounts)
	March 31	June 30	Sep. 30	Dec. 31
Net Sales	$2,670	$2,921	$3,645	$4,027
Gross Profit	397	316	36	315
Net Gain/(Loss)	433	(1,019)	0	(7,109)
Gain/(Loss) per Share	$0.01	$(0.04)	$0.00	$(0.27)