Form 10-K/A
period 2006-12-31
WIDEPOINT CORP
filed 2007-05-10
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2006

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

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2006, as set forth in the pages attached hereto:

Part II	Item 9A	Controls and Procedures
Part IV	Item 15(b)	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: May 10, 2007	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

The purpose of this Amendment No. 1 to Form 10-K is (i) to revise the disclosure previously set forth in Part II, Item 9A (Controls and Procedures) of the Annual Report on Form 10-K of WidePoint Corporation (“WidePoint” or the “Company”), as filed with the Commission on March 15, 2007, to state that the Company was subject to, but inadvertently did not comply with, the requirement applicable to “accelerated filers,” as defined by Rule 12b-2 under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), that it include in such Form 10-K its management’s annual report on internal control over financial reporting pursuant to Rule 13a-15(f) under the Securities Exchange Act and the related attestation report of the Company’s registered public accounting firm, and (ii) to file revised certifications of the Company’s Chief Executive Officer and Chief Financial Officer as exhibits 31.1A, 31.2A and 32.A hereto pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) under the Securities Exchange Act in order that such certifications shall be in the form required for accelerated filers. The Company became an accelerated filer on December 31, 2006.

Part II.

ITEM 9A.   CONTROLS AND PROCEDURES.

Conclusions regarding disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act Rule 13a-15, our disclosure controls and procedures were not effective. That conclusion was based on the fact that the Company was not aware that it was required to include its management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm in its Form 10-K for the year ended December 31, 2006, as discussed in further detail below.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Company’s Registered Public Accounting Firm

SEC rules require that a company that is an “accelerated filer,” as defined by Rule 12b-2 under the Securities Exchange Act, must set forth in its annual report on Form 10-K a management’s annual report on internal control over financial reporting pursuant to Rule 13a-15(f). The Company did not become an accelerated filer until December 31, 2006, based on the calculation called for by paragraph (i) of the definition of that term under Rule 12b-2. During 2006, prior to the Company’s becoming an accelerated filer, the SEC extended the deadline date for compliance with that requirement for non-accelerated filers until the first fiscal year ending on or after December 15, 2007. At the time that the Company filed its Annual Report on Form 10-K for the year ended December 31, 2006, the Company believed that since it was a non-accelerated filer at the time of the SEC’s granting of that extended compliance deadline, the Company was not required to set forth its management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm in its Form 10-K for the year ended December 31, 2006. As a result of subsequent discussions with the SEC, the Company now understands that it was not entitled to rely on the extended compliance deadline as a result of the Company becoming an accelerated filer on December 31, 2006 and that the Company should have filed its management’s annual report on internal control over financial reporting and the attestation report of the Company’s registered public accounting firm in its Form 10-K for the year ended December 31, 2006. In accordance with the Company’s discussions with the SEC, the Company will set forth such reports in its Form 10-K for the year ended December 31, 2007.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2006, the Company became aware of its obligation to file its annual report on internal control over financial reporting and related auditor attestation report in the Form 10-K for the year ended December 31, 2006, and the Company will include such reports in its Form 10-K for the year ended December 31, 2007.

Part IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
   NO.                        DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.1	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.4 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.2	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.3	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.4	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.5	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

10.6	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.7	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. and the shareholders of Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.8	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.9	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.10	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.11	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 26, 2005. (Filed as Exhibit 10.46 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.12	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 28, 2005. (Filed as Exhibit 10.47 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.13	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Amendment No. 3 to Form S-1 filed on January 27, 2006).

10.14	Addendum to Employment and Non-Compete Agreement, dated as of October 25, 2006, between Daniel Turissini and the Registrant.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

21	Subsidiaries of WidePoint Corporation (Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

* Management contract or compensatory plan.

23.1	Consent of Moss Adams LLP (Incorporated herein by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

23.2	Consent of Epstein Weber & Conover P.L.C. (Incorporated herein by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

23.3	Consent of Grant Thornton LLP (Incorporated herein by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

31.1A	Amended Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2A	Amended Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32A	Amended Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)