Form 10-Q
period 2007-03-31
WIDEPOINT CORP
filed 2007-05-10
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number       000-23967

                  WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (630) 629-0003

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

         Large accelerated filer [   ]        Accelerated filer [ X ]       Non-accelerated filer [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No  X

As of May 7, 2007, 52,532,699 shares of common stock, $.001 par value per share, were outstanding.
____________________________________

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and
	December 31, 2006 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March
	31, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March
	31, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
Part II.	OTHER INFORMATION
Item 1A.	Risk Factors	22
Item 6.	Exhibits	23
SIGNATURES		24

PART 1. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,741,592	$2,774,813
Accounts receivable	3,293,146	6,220,444
Prepaid expenses and other assets	553,384	463,369

Total current assets	6,588,122	9,458,626

Property and equipment, net	203,129	205,231
Goodwill	2,526,110	2,526,110
Intangibles, net	1,257,105	1,358,212
Other assets	56,192	56,192

Total assets	$10,630,658	$13,604,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,620,533	$4,364,747
Accrued expenses	901,369	786,842
Deferred revenue	520,818	564,594
Short-term portion of deferred rent	1,810	3,057
Short-term portion of capital lease obligation	44,561	45,020

Total current liabilities	3,089,091	5,764,260

Long-term portion of deferred rent	--	--
Capital lease obligation, net of current portion	56,834	67,851

Total liabilities	3,145,925	5,832,111
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 195,214 shares issued and outstanding,
respectively, liquidation value $3,416,245	--	195
Common stock, $0.001 par value; 110,000,000 shares authorized;
52,522,699 shares and 50,494,759 shares
issued and outstanding, respectively	52,523	50,495
Stock warrants	38,666	38,666
Additional paid-in capital	60,753,969	60,667,229
Accumulated deficit	(53,360,425)	(52,984,325)

Total stockholders' equity	7,484,733	7,772,260

Total liabilities and stockholders' equity	$10,630,658	$13,604,371

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenues, net	$2,852,370	$2,683,906
Cost of sales (including amortization and depreciation
of $110,049 and $101,837, respectively)	2,196,835	1,966,981

Gross profit	655,535	716,925
Sales and marketing	203,443	204,428
General & administrative	841,175	780,454
Depreciation expense	15,550	6,976

Loss from operations	(404,633)	(274,933)
Interest income	31,838	18,349
Interest expense	(3,305)	(1,596)

Net loss before income tax	$(376,100)	$(258,180)
Income tax benefit, net	--	--

Net loss	$(376,100)	$(258,180)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	51,937,845	39,338,341

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(376,100)	$(258,180)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	24,491	7,706
Amortization expense	101,107	101,107
Stock compensation expense	--	5,625
Stock options expense	63,976	61,063
Changes in assets and liabilities
Accounts receivable	2,927,298	701,862
Prepaid expenses and other assets	(90,015)	46,655
Other assets	--	35,584
Accounts payable and accrued expenses	(2,648,016)	(1,025,968)

Net cash provided by (used in) operating
activities	$2,741	$(324,546)

Net cash flows from investing activities:
Purchase of property and equipment	(22,389)	(10,575)

Net cash flows used in investing activities	$(22,389)	$(10,575)

Net cash used in financing activities:
Principal payments under capital lease obligation	(11,476)	--
Costs related to registration statement	(28,207)	(213,693)
Proceeds from exercise of stock options	26,110	81,493
Proceeds from exercise of warrants	--	20,000
Costs related to warrant exercise	--	(166,600)

Net cash used in financing activities	$(13,573)	$(278,800)

Net decrease in cash	$(33,221)	$(613,921)

Cash and cash equivalents, beginning of
period	$2,774,813	$2,526,635

Cash and cash equivalents, end of period	$2,741,592	$1,912,714

Supplementary information:
Liabilities incurred but not yet paid relating to
registration statement	$1,513	$136,669
Cash paid for interest	$3,305	$--

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

The accompanying condensed consolidated financial statements and related notes of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. All such adjustments were of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the March 31, 2007 cash balances was $2,437,003 in interest bearing balances in two banks, mostly in excess of federally insured amounts, as compared to $1,924,324 in interest bearing balances in one bank for December 31, 2006. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

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
For the quarter ended March 31, 2007,
Allowance for doubtful accounts	$--	$--	$--	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2007 and December 31, 2006, unbilled accounts receivable totaled $248,576 and $354,123, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at March 31, 2007 or on December 31, 2006 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

For the quarter ended March 31, 2007, one customer, the Defense Information Security Agency (DISA), represented approximately 24% of revenues. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended March 31, 2006, one customer, Baxter Healthcare Corporation, individually represented approximately 10% of revenues.

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

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of March 31, 2007, one customer, Defense Information Security Agency (DISA), accounted for approximately 24% of accounts receivable. As of December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 54% of accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has also adopted the provisions of Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
Computers, equipment and software	$324,229	$301,840
Less- Accumulated depreciation and amortization	$(121,100)	$(96,609)

	$203,129	$205,231

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and $31,000 for PKI-II for the three month period ending March 31, 2007. WidePoint recorded approximately $183,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2006. Capitalized software costs included in Other Intangibles at March 31, 2007 and December 31, 2006 were approximately $0.6 million and $0.7 million, respectively.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 6,293,514 and 6,779,233, shares of common stock outstanding for the three months ended March 31, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.

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

The amount of compensation expense recognized under SFAS 123(R) during the three months ended March 31, 2007 and 2006, respectively, under our plans was comprised of the following:

	Three Months ended
	March 31, 2007	March 31, 2006
General and administrative expense	$63,976	$61,063
Share-based compensation before taxes	63,976	$61,063
Related income tax benefits	--	--
Share-based compensation expense	$63,976	$61,063
Net share-based compensation expenses per
basic and diluted common share	$0.01	$0.01

Since we have cumulative operating losses as of March 31, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended March 31, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the quarter ended March 31, 2007 is presented below:

	# of Shares	Weighted average Grant date fair value per share
NON -VESTED
Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	323,183	$0.58
Forfeited	29,250	$0.43
Non-vested at March 31, 2007	401,044	$0.76
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2007 was 4.04 and 3.77, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of March 31, 2007 was $10,297,767. The total intrinsic value of options exercisable on March 31, 2007 was $9,964,507. The total intrinsic value of options exercised for the first quarter of fiscal 2007 was $111,088. The Company issues new shares of common stock upon the exercise of stock options.

At March 31, 2007, 4,884,738 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,012,150 shares previously issued and cancelled under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At March 31, 2007, the Company had approximately $300,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 4.04 years.

3.    Debt

As of December 31, 2006 and March 31, 2007, the Company maintained no outstanding balances under our senior lending agreement with RBC-Centura Bank, which expired on June 1, 2006. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it expired. The Agreement provided for a $2.5 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bore interest at the prime rate.

WidePoint’s credit facility required that the Company maintain specified financial covenants relating to fixed charge coverage, interest coverage, and debt coverage, and maintain a certain level of consolidated net worth. As of and during the quarter ended March 31, 2006 and during the year ended December 31, 2006, WidePoint was either in compliance with each of these financial covenants, received waivers, or was allowed to continue to utilize the credit facility through June 1, 2006. There were no weighted average borrowings under the revolving portion of the facility during the quarters ended March 31, 2007 and March 31, 2006. There were no interest fees paid during the quarters ended March 31, 2007 and 2006.

WidePoint has been provided a term sheet to provide a line of credit for up to $2.0 million under a revolving credit facility by Cardinal Bank for which the Company is presently undergoing a collateral review by Cardinal Bank, prior to initiating the line of credit. If completed, the line of credit will be collateralized by the Company’s eligible accounts receivable, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the prime rate less 0.25%. The credit facility will maintain specific financial covenants related to working capital levels and consolidated net worth and be for a period of one year.

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc (“ORC”). The Company has also capitalized software development costs associated with its PKI initiative, established the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of March 31, 2007
		Gross Carrying Amount	Accumulated Amortization
(1)	ORC Intangible (Includes customer relationships
	and PKI business opportunity purchase accounting
	preliminary valuations)	$1,145,523	$(534,272)
(2)	PKI-I Intangible (Related to internally generated
	software)	$334,672	$(140,659)
(3)	PKI-II Intangible (Related to internally generated
	software)	$649,991	$(198,150)
	Total	$2,130,186	$(873,081)
	Aggregate Amortization Expense:
	For quarter ended 3/31/07	$101,107
	Estimated Amortization Expense:
	For year ended 12/31/07	$404,429
	For year ended 12/31/08	$404,429
	For year ended 12/31/09	$374,272
	For year ended 12/31/10	$175,082

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average remaining life of this intangible asset class is 3.5 years.

(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average remaining life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average remaining life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

The total weighted average remaining life of all of the intangibles is approximately 3.5 years.

There were no amounts of research and development assets acquired during the quarter ended March 31, 2007 nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2007.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of March 31, 2007.

5.    Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No.109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has further adopted the provisions of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset, less the deferred liability related to the Section 481(a) adjustment.

As of March 31, 2007, the Company had net operating loss carry forwards of approximately $21 million to offset future taxable income. These carry forwards expire between 2010 and 2026. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. Upon review and analysis by the Company we have concluded that no FIN 48 effects are present as of March 31, 2007 and our tax position has not materially changed since December 31, 2006.

6.    Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended March 31, 2007 1,952,140 shares of common stock were issued as the result of the conversion of 195,214 Preferred Shares by Barron Partners LP, and 75,800 shares of common stock were issued as the result of the exercise of employee stock options for 75,800 shares. As of March 31, 2007 there were 52,522,699 shares of common stock outstanding. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by the rights of the holders of shares of Series A Convertible Preferred Stock and of any additional series of preferred stock that may be designated and issued in the future.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 0 and 195,214 shares were outstanding at March 31, 2007 and December 31, 2006, respectively. Preferred stock of 195,214 shares were converted during the quarter ended March 31, 2007 into 1,952,140 shares of Common Stock.

Common Stock

On October 25, 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc., or ORC, a privately held IT and engineering firm providing mission-critical sensitive and strategic information security solutions to the United States Government. Pursuant to the terms of a Purchase Agreement entered into on October 25, 2004, between the Company and the ORC shareholders, the Company issued 5,555,556 common shares of the Company’s stock and placed it into an escrow to be released to the ORC shareholders in the event they attained certain performance parameters in 2004 and 2005. As of December 31, 2005, no common shares were earned and the 5,555,556 shares were returned to the Company and cancelled during the second quarter of 2006.

On April 30, 2004, the Company closed upon the acquisition of all the issued and outstanding shares of Chesapeake Government Technologies, Inc. (“Chesapeake”), pursuant to the terms of an Agreement and Plan of Merger, dated as of March 24, 2004. This transaction was accounted for as a consulting arrangement because Chesapeake did not meet the definition of a business under FAS 141. WidePoint issued 4,082,980 shares of its common stock to stockholders of Chesapeake in consideration for all of the issued and outstanding shares of Chesapeake owned by them. In conjunction with this closing, the Chesapeake stockholders also entered into an escrow agreement and deposited 3,266,384 shares of the 4,082,980 newly issued shares of WidePoint common stock into escrow. The 3,266,384 shares of common stock placed into escrow were not recorded in equity at the time of the acquisition and were only to be released to the Chesapeake shareholders in the event of the satisfaction of certain conditions set forth in the merger agreement, which provided that during the period commencing after the closing of the merger and ending on December 31, 2005, the 3,266,384 shares of common stock would be released to the Chesapeake shareholders in a ratio based on the amount of revenues actually received by the Company from the business acquired as a result of activities originated and consummated by Chesapeake. The December 31, 2005 escrow expiration date could have been extended for one additional year in the event that it was determined that Chesapeake had achieved certain performance levels in the latter part of 2005, which did not occur. All shares earned were charged to expense through December 31, 2006. Of the 3,266,384 shares of common stock held in escrow, 816,596 and 1,905,390 were released in 2005 and 2006, respectively, with the 544,398 remaining shares cancelled in 2006.

Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares of common stock at a price of $0.80 per share to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with EITF 96-18.

On October 27, 2004 and November 22, 2004, the Company issued two warrants to purchase 30,612 shares and 5,556 shares of common stock at a price of $0.49 and $0.45 per share, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura Bank. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291. This value has been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet.

7.    Segment reporting

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31
	2007		2006
Consulting services:
Revenues	$2,542,303		$2,461,010
Operating income	19,131		29,940
Total assets	3,436,310		2,787,582
PKI Credentialing and Managed Services:
Revenues	$310,067		$222,896
Operating loss (includes amortization expense of
$45,838 and $45,838, respectively)	95,890		34,179
Total assets	1,199,559		1,077,253
Credentials issued	2,843		1,733
Total Company
Revenues	$2,852,370		$2,683,906
Operating loss	389,083	(1)	267,957	(2)
Depreciation expense	15,550		6,976
Interest income (expense), net	28,533		16,753
Other income	--		--
Net loss	$(376,100)		$(258,180)
Total Corporate assets	$5,994,789		$5,312,197

(1)     Includes $55,270 of amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $257,054 in unallocated corporate costs in general and administrative expense.

(2)     Includes $55,270 of amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $208,448 in unallocated corporate costs in general and administrative expense.

8.   Litigation

The Company is not involved in any material legal proceedings.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As a result of these actions WidePoint’s total revenues increased by approximately $0.2 million from $2.7 million for the three months ended March 31, 2006 to $2.9 million for the three months ended March 31, 2007.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 40% with revenues increasing approximately $87,000 from approximately $223,000 for the three months ended March 31, 2006, to approximately $310,000 for the three months ended March 31, 2007, as a result of continuing adoption of several of the Federal Government’s mandates under Homeland Security Presidential Directive No. 12 (“HSPD-12”) and the External Certificate Authority (“ECA”) program by the Department of Defense. We issued 2,843 PKI electronic identification credentials (“PKI credentials”) to our customers for the three months ended March 31, 2007 as compared to 1,733 PKI credentials for the three months ended March 31, 2006. We anticipate that PKI credential sales will continue to grow as our PKI credentialing and managed services segment expands as we fulfill recent contract wins and we witness the further adoption of the ECA program and the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments.

Our consulting services segment experienced a slight increase in revenues of approximately $81,000 from approximately $2,461,000 for the three months ended March 31, 2006 as compared to approximately $2,542,000 for the three months ended March 31, 2007. The slight increase in revenues for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was materially the result of decreases in our commercial consulting services as we experienced difficulties in identifying and deploying consultants suitable for new project opportunities, partially offset by slight increases in revenues by our government consulting services clients.

Based upon estimates provided by independent analyst and U.S. government estimates, management believes there is a base of 5 million to 15 million users for the Company’s PKI credentials that is comprised of U.S. Federal Government agencies employees and their contractors. The Company further believes that there is a developing market place for PKI credentials within the state and local governments and other national programs that extend beyond the U.S. Federal Government agencies employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the HSPD-12 program that effect state and local governments as well as other national programs. The Company’s PKI credentials are currently priced from approximately $27.50 to $150.00 per user on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s PKI credentials by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI field.

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

Results of Operations

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2007

        Revenues, net. Revenues for the three month period ended March 31, 2007 were approximately $2,852,000 as compared to approximately $2,684,000 for the three month period ended March 31, 2006. The increase in revenues was primarily attributable to growth within our PKI credentialing and managed services segment augmented by a slight increase within our consulting services segment. Our PKI credentialing and managed services segment experienced revenue growth of approximately 40% with revenues increasing approximately $87,000 from approximately $223,000 for the quarter ended March 31, 2006, to approximately $310,000 for the quarter ended March 31, 2007. We issued 2,843 PKI credentials for the three months ended March 31, 2007, as compared to 1,733 PKI credentials for the three months ended March 31, 2006. We anticipate that PKI credentials sales should continue to increase as we fulfill recent contract wins and we witness the continued adoption of the ECA program by the Department of Defense and the HSPD-12 program is further rolled out and adopted by the Federal Government agencies and departments.

        Cost of sales. Cost of sales for the three month period ended March 31, 2007, was approximately $2,197,000, or 77% of revenues, an increase of approximately $230,000 from cost of sales of approximately $1,967,000, or 73% of revenues, in the three month period ended March 31, 2006. The increase in cost of sales was primarily attributable to higher fringe benefit and applied overhead costs, along with slightly higher direct labor costs and a slightly higher mix of software sales in support of our consulting services that were recognized during the quarter ending March 31, 2007.

        Gross profit. As a result of the above, gross profit for the three month period ended March 31, 2007, was approximately $656,000, or 23% of revenues, a decrease of approximately $61,000 from gross profit of approximately $717,000, or 27% of revenues, for the three month period ended March 31, 2006.

        Sales and marketing. Sales and marketing expense for the three month period ended March 31, 2007, was approximately $203,000, or 7% of revenues, a decrease of approximately $1,000, as compared to approximately $204,000, or 8% of revenues, for the three month period ended March 31, 2006. The slight decrease was materially attributable to lesser direct expenses incurred during the quarter ending March 31, 2007.

        General and administrative. General and administrative expenses for the three month period ended March 31, 2007, were approximately $841,000, or 29% of revenues, an increase of approximately $61,000, as compared to approximately $780,000, or 29% of revenues, incurred by the Company for the three month period ended March 31, 2006. The increase in general and administrative expenses for the three months ended March 31, 2007, was primarily attributable to approximately $55,000 in non-recurring legal expenses associated with contract and document reviews during quarter ending March 31, 2007.

        Depreciation. Depreciation expense for the three month period ended March 31, 2007, was approximately $16,000, or less than 1% of revenues, an increase of approximately $9,000, as compared to approximately $7,000 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2006. The increase in depreciation expense for the three month period ended March 31, 2007, was primarily attributable to greater amounts of depreciable assets.

        Interest income. Interest income for the three month period ended March 31, 2007, was approximately $32,000, or less than 1% of revenues, an increase of approximately $14,000 as compared to approximately $18,000, or less than 1% of revenues, for the three month period ended March 31, 2006. The increase in interest income for the three month period ended March 31, 2007, was primarily attributable to greater amounts of cash and cash equivalents along with higher short-term interest rates that were available to the Company on investments in money market accounts.

        Interest expense. Interest expense for the three month period ended March 31, 2007, was $3,305, or less than 1% of revenues, an increase of $1,709 as compared to $1,596, or less than 1% of revenues, for the three month period ended March 31, 2006. The increase in interest expense for the three month period ended March 31, 2007 was primarily attributable to an increase in interest expense associated with capital leases that the Company entered into in 2006.

        Net Loss. As a result of the above, the net loss for the three month period ended March 31, 2007, was approximately $376,000 as compared to the net loss of approximately $258,000 for the three months ended March 31, 2006.

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

	Three Months Ended March 31
	2007		2006
Consulting services:
Revenues	$2,542,303		$2,461,010
Operating income	19,131		29,940
Total assets	3,436,310		2,787,582
PKI Credentialing and Managed Services:
Revenues	$310,067		$222,896
Operating loss (includes amortization expense of
$45,838 and $45,838, respectively)	95,890		34,179
Total assets	1,199,559		1,077,253
Credentials issued	2,843		1,733
Total Company
Revenues	$2,852,370		$2,683,906
Operating loss	389,083	(1)	267,957	(2)
Depreciation expense	15,550		6,976
Interest income (expense), net	28,533		16,753
Other income	--		--
Net loss	$(376,100)		$(258,180)
Total Corporate assets	$5,994,789		$5,312,197

(1)     Includes $55,270 of amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $257,054 in unallocated corporate costs in general and administrative expense.

(2)     Includes $55,270 of amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $208,448 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2006 and through the period ended March 31, 2007, operations were materially financed with working capital, and the proceeds from a convertible preferred stock issuance which occurred in October 2004.

Net cash provided by operating activities for the quarter ended March 31, 2007, was approximately $3,000 as compared to cash used in operating activities of approximately $324,500 for the quarter ended March 31, 2006. The increase in cash balances available for operating activities for the quarter ended March 31, 2007, was primarily a result of an improvement in the collection of accounts receivable partially offset by a decrease in our accounts payable. Net cash used in investing activities for the quarter ended March 31, 2007, was approximately $22,000 as compared to $11,000 in the quarter ended March 31, 2006. The increase in net cash used in investing activities resulted from increased expenditures in property and equipment. Net cash used in financing activities amounted to approximately $14,000 in the quarter ended March 31, 2007, as compared to $279,000 of net cash used in financing activities in the quarter ended March 31, 2006. The change primarily resulted from a decrease in costs related to our registration and a warrant exercise, partially offset by a decrease in proceeds related to the exercise of stock options and an increase in principal payments made under our capital lease obligations during the quarter ended March 31, 2007. Capital expenditures in property and equipment were approximately $22,000 for the quarter ended March 31, 2007, as compared to capital expenditures in property and equipment of approximately $11,000 for the quarter ended March 31, 2006.

As of March 31, 2007, the Company had a net working capital of approximately $3.5 million. WidePoint’s primary source of liquidity consists of approximately $2.7 million in cash and cash equivalents and approximately $3.3 million of accounts receivable. The decrease in accounts receivable was primarily the result of a decrease in days sales outstanding of accounts receivable and the collection attributable to a material sale which occurred at the end of the fourth quarter of 2006. Current liabilities include approximately $2.5 million in accounts payable and accrued expenses. The substantial decrease in current liabilities is predominately the result of the payoff of the account payable attributable to a material sale referenced in this paragraph.

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

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners LP (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. Through March 31, 2007, Barron has converted all of its Series A Convertible Preferred Stock and has fully exercised its warrant. Barron’s conversion of its Series A Convertible Preferred Stock and its warrant exercises were subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction could have been removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates could only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer (“Westcap”) and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants expire in October 2009. As of March 31, 2007 all of the Westcap warrants had been exercised.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under a bank credit agreement as of March 31, 2007 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4.   CONTROLS AND PROCEDURES.

Conclusions regarding disclosure controls and procedures

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

Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Company's Registered Public Accounting Firm

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

Changes in internal control over financial reporting

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

PART II.

OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Certain of those risk factors have been revised below to provide updated information.  References to “we,” “our” and “us” in these risk factors refer to the Company.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 110,000,000 authorized shares of common stock, of which 52,522,699 shares were issued and outstanding as of March 31, 2007. In addition, we had warrants and options outstanding as of that date with respect to which 7,088,257 shares of common stock were reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders’ influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

As of March 31, 2007, we had reserved 7,088,257 shares of common stock for issuance upon exercise of stock options and warrants. As of March 31, 2007, holders of warrants and options to purchase an aggregate of 6,687,213 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. In addition, in connection with our financing with Barron, we have registered (i) all of the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock that we issued and sold in the Barron financing and (ii) all of the shares of common stock that are issuable upon exercise of the warrants issued to Westcap in connection with the financing. The Series A Convertible Preferred Stock was initially convertible into 20,457,143 shares of our common stock and the warrants initially entitled the holders to acquire an additional 10,739,999 shares of our common stock. In January and February of 2007, Barron converted all of its remaining shares of Series A Convertible Preferred Stock, which conversion resulted in the issuance to Barron of a total of 1,952,140 shares of our Common Stock. From January 1 through December 31, 2006, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 10,005,000 shares of common stock. During April, May, September, October, and December 2005, Barron converted a portion of its shares of Series A Convertible Preferred Stock into 8,500,000 shares of common stock and exercised warrants to purchase 7,428,572 shares of common stock. In December 2005, Barron transferred warrants to purchase 2,800,000 shares of common stock to other institutional investors. In December 2005, the holders of such warrants to acquire such 2,800,000 shares of common stock exercised such warrants. These shares of common stock are registered for possible resale by the holders thereof under the Securities Act of 1933. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

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

WIDEPOINT CORPORATION
Date: May 10, 2007	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer