Form 10-Q
period 2007-06-30
WIDEPOINT CORP
filed 2007-08-09
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [   ] Accelerated filer [X] Non-accelerated filer [   ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of August 7, 2007, 52,558,699 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2007
	(unaudited) and December 31, 2006 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six
	months ended June 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and six
	months ended June 30, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	17
	Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II. OTHER INFORMATION
Item 1A.	Risk Factors	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits	27
SIGNATURES		28
CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,294,696	$2,774,813
Accounts receivable	2,813,371	6,220,444
Prepaid expenses and other assets	460,386	463,369

Total current assets	6,568,453	9,458,626

Property and equipment, net	295,170	205,231
Goodwill	2,526,110	2,526,110
Intangibles, net	1,219,806	1,358,212
Other assets	57,411	56,192

Total assets	$10,666,950	$13,604,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,600,277	$4,364,747
Accrued expenses	975,036	786,842
Deferred revenue	471,833	564,594
Short-term portion of deferred rent	452	3,057
Short-term portion of capital lease obligation	52,178	45,020

Total current liabilities	3,099,776	5,764,260

Long-term portion of deferred rent	--	--
Capital lease obligation, net of current portion	51,926	67,851

Total liabilities	3,151,702	5,832,111
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 195,214 shares issued and outstanding,
respectively, liquidation value $3,416,245	--	195
Common stock, $0.001 par value; 110,000,000 shares authorized; 52,558,699 and
50,494,759 shares issued and outstanding, respectively	52,559	50,495
Stock warrants	38,666	38,666
Additional paid-in capital	60,785,220	60,667,229
Accumulated deficit	(53,361,197)	(52,984,325)

Total stockholders’ equity	7,515,248	7,772,260

Total liabilities and stockholders’ equity	$10,666,950	$13,604,371

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenues, net	$3,289,109	$4,841,860	$6,141,479	$7,525,766
Cost of sales (including amortization and depreciation
of $110,069, $102,126, $220,118, and $203,963,
respectively)	2,191,798	4,027,975	4,388,633	5,994,956

Gross profit	1,097,311	813,885	1,752,846	1,530,810
Sales and marketing	243,166	208,963	446,609	413,391
General & administrative	860,886	847,898	1,702,061	1,628,352
Depreciation expense	21,624	6,749	37,174	13,725

Loss from operations	(28,365)	(249,725)	(432,998)	(524,658)
Interest income	30,160	20,416	61,998	38,765
Interest expense	(2,567)	(375)	(5,872)	(1,971)

Net loss before income tax	$(772)	$(229,684)	$(376,872)	$(487,864)
Income tax benefit, net	--	(83)	--	(83)

Net loss	$(772)	$(229,601)	$(376,872)	$(487,781)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	52,543,028	44,850,655	52,242,109	42,385,968

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(772)	$(229,601)	$(376,872)	$(487,781)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	30,586	7,768	55,077	15,474
Amortization expense	101,108	101,107	202,215	202,214
Stock compensation expense	--	17,844	--	23,469
Stock options expense	22,687	92,329	86,663	153,392
Changes in assets and liabilities
Accounts receivable	479,775	(1,417,917)	3,407,073	(716,055)
Prepaid expenses and other current assets	92,998	(125,088)	2,983	(78,433)
Other assets	(1,219)	169	(1,219)	35,753
Accounts payable and accrued expenses	4,581	2,007,739	(2,643,435)	981,771

Net cash provided by operating activities	$729,744	$454,350	$732,485	$129,804

Cashflows from investing activities:
Purchase of property and equipment	(106,241)	(4,622)	(128,630)	(15,197)
Software development costs	(63,809)	--	(63,809)	--

Net cash used in investing activities	$(170,050)	$(4,622)	$(192,439)	$(15,197)

Cashflows from financing activities:
Principal payments under capital lease
obligation	(13,677)	--	(25,153)	--
Costs related to registration statement	(1,513)	(118,054)	(29,720)	(331,747)
Proceeds from exercise of stock options	8,600	62,550	34,710	144,043
Proceeds from exercise of warrants	--	24,571	--	44,571
Costs related to warrant exercise	--	--	--	(166,600)

Net cash used in financing activities	$(6,590)	$(30,933)	$(20,163)	$(309,733)

Net increase (decrease) in cash	$553,104	$418,795	$519,883	$(195,126)

Cash and cash equivalents, beginning of period	$2,741,592	$1,912,714	$2,774,813	$2,526,635

Cash and cash equivalents, end of period	$3,294,696	$2,331,509	$3,294,696	$2,331,509

Supplementary Information:
Liabilities incurred but not yet paid relating to
Registration statement	$--	$52,755	$--	$84,438
Noncash investing and financing activity -
capital leases for acquisition of
property and equipment	16,386	--	16,386	--
Cash paid for interest	$2,567	$--	$5,872	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Organization and Nature of Operations

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not indicative of the operating results for the full year.

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of products and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is a leading provider of E-Authentication federal credential and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets or acquisitions, and by operational efficiencies among our subsidiaries.

WidePoint was incorporated in Delaware on May 30, 1997. Our staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business. Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings. As a services organization, our customers are our primary focus. We have developed thorough, comprehensive policies, procedures and controls to mitigate the threat, or potential threat, of intentional, unintentional, physical, natural or electronic compromise or disruption of any portion of our systems or services. The talent and technology are available, and the resident expertise is well-versed in working together, to ensure goals are achieved quickly and seamlessly. Contract agreements are already in place and a substantive reference base with an assortment of federal agencies is available.

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

In 2005 and 2006, WidePoint focused on the consolidation of its recent acquisition of ORC, accelerating the rollout of the ORC E-Authentication and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisition of ORC and our internal growth initiatives.

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; Alexandria, Virginia; and Chesapeake, Virginia. The Company’s employees work at various client locations throughout the upper Midwest, Texas, and Mid Atlantic areas of the United States.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the June 30, 2007 cash balances was $2,470,653 in interest bearing balances in one bank, mostly in excess of federally insured amounts, as compared to $1,924,324 in interest bearing balances in one bank for December 31, 2006. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: manufacturing, healthcare, financial services and United States Federal government contractors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended June 30, 2006,
Allowance for doubtful accounts	$--	$--	$--	$--
For the quarter ended June 30, 2007,
Allowance for doubtful accounts	$--	$5,750	$5,750	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2007 and December 31, 2006, unbilled accounts receivable totaled $479,994 and $354,123, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at June 30, 2007 or on December 31, 2006 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

For the quarter ended June 30, 2007, two customers, the United Space Alliance and XTEC Incorporated, represented approximately 29% and 13% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended June 30, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), individually represented approximately 37% of revenues.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, and short-term debt, capital leases and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in October of 2004. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s capital leases and bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of June 30, 2007, two customers, United Space Alliance and XTEC Incorporated, accounted for approximately 34% and 14% of accounts receivable, respectively. As of December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 54% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	June 30, 2007	December 31, 2006
Automobiles, computers, equipment and software	$446,856	$301,840
Less- Accumulated depreciation and amortization	(151,686)	$(96,609)

	$295,170	$205,231

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and $31,000 for PKI-II for the three month period ended June 30, 2007. WidePoint recorded approximately $92,000 of amortization expense for PKI-I and PKI-II for the six months ended June 30, 2006. Capitalized software costs included in Other Intangibles at June 30, 2007 and December 31, 2006 were approximately $0.7 million and $0.7 million, respectively. The Company also initiated PKI-III to attain an Authority to Operate (“ATO”) under the guidelines associated with our ACES certificates. WidePoint recorded approximately $64,000 in accumulated costs for the three month period ended June 30, 2007. We estimate that we will record approximately another $40,000 prior to issuance of the ATO during the third quarter of 2007 at which time we will commence to amortize the ATO over an approximate three year life.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 5,376,476 and 13,212,770 shares of common stock outstanding for the three months ended June 30, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. The treasury stock effect of the conversion of preferred stock to common stock, options and warrants to purchase 5,724,123 and 15,665,382 shares of common stock outstanding for the six months ended June 30, 2007 and 2006, respectively, has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for the three and six month periods ended June 30, 2007 and 2006, respectively, are presented as identical.

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

The amount of compensation expense recognized under SFAS 123(R) during the three and six month periods ended June 30, 2007 and 2006, respectively, under our plans was comprised of the following:

	Three Months ended June 30		Six Months ended June 30
	2007	2006	2007	2006
General and administrative expense	$22,687	$92,329	$86,663	$153,392
Share-based compensation before taxes	22,687	92,329	86,663	153,392
Share-based compensation expense	$22,687	$92,329	$86,663	$153,392
Net share-based compensation expenses per basic
and diluted common share	$0.00	$0.00	$0.00	$0.00

Since we have cumulative operating losses as of June 30, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended June 30, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three and six month periods ended June 30, 2007 is presented below:

	# of Shares	Weighted average Grant date fair value per share
NON -VESTED
Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	323,183	$0.58
Forfeited	29,250	$0.43
Non-vested at March 31, 2007	401,044	$0.76
Granted	--	--
Vested	--	--
Non-vested at June 30, 2007	401,044	$0.76

OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32
Issued	--	--
Cancelled	--	--
Exercised	36,000	$0.24
Total outstanding at June 30, 2007	6,961,211	$0.36
Total exercisable at June 30, 2007	6,560,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2007 was 3.78 and 3.51, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of June 30, 2007 was $4,595,802. The total intrinsic value of options exercisable on June 30, 2007 was $4,566,629. The total intrinsic value of options exercised for the second quarter of fiscal 2007 was $26,680. The Company issues new shares of common stock upon the exercise of stock options.

At June 30, 2007, 4,884,738 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,012,150 shares previously issued and cancelled under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At June 30, 2007, the Company had approximately $277,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.78 years.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of December 31, 2006. Our adoption of ETIF 06-03 has not and is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal 2009. We are currently evaluating the potential impact this standard may have on its financial position and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company’s 2008 fiscal year is permissible, provided the company has not yet issued interim financial statements for 2008 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

3. Debt

The Company’s senior lending agreement with RBC-Centura Bank expired on June 1, 2006. The senior lending agreement was executed on October 25, 2004 and had a maturity date of October 25, 2005, which was extended until June 1, 2006 at which time it expired. The Agreement provided for a $2.5 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of our subsidiaries and certain property and equipment, and bear interest at the prime rate.

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc (“ORC”). The Company has also capitalized software development costs associated with its PKI initiative, established the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of June 30, 2007
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	valuations)	$ 1,145,523	$ (589,542)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (155,210)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$ (229,437)

(4)	PKI-III Intangible (Related to
	internally generated software)	63,809	--

	Total	$ 2,193,995	$ (974,189)

Aggregate Amortization Expense:

	For quarter ended 6/30/07	$ 101,108

Estimated Amortization Expense:

	For year ended 12/31/07	$ 415,763

	For year ended 12/31/08	$ 438,430

	For year ended 12/31/09	$ 408,272

	For year ended 12/31/10	$ 197,747

(1)	The ORC intangible is made up of the purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 3.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-III intangible is related to an additional PKI software development by ORC to attain an Authority To Operate (“ATO”) under the guidelines associated with ACES certificates that will be issued under a General Service Administration (“GSA”) credential program. It is estimated that we will accumulate approximately $100,000 in cost through August of 2007 prior to the issuance by the GSA of an ATO to ORC allowing them to issue ACES certificates for a 3 year period. Upon issuance of the ATO, ORC will amortize the accumulated costs over a weighted average life of 3 years to operate under the new ATO to issue ACES Certificates.

The total weighted average life of all of the intangibles is approximately 3.5 years.

There were no amounts of research and development assets acquired during the quarter ended June 30, 2007 nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended June 30, 2007.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of June 30, 2007.

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

As of June 30, 2007, the Company had net operating loss carry forwards of approximately $21 million to offset future taxable income. These carry forwards expire between 2010 and 2026. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. Upon review and analysis by the Company we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance and our tax position has not materially changed since December 31, 2006. There was no cumulative effect adjustment for the adoption of FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. For the six months ended June 30, 2007, the Company did not accrue any interest or penalties in income tax expense.

The tax years 2000 through 2006 remain open to examination by the major federal and state taxing jurisdictions to which the Company is subject.

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended June 30, 2007 36,000 shares of common stock were issued as the result of the exercise of employee stock options for 36,000 shares. As of June 30, 2007 there were 52,558,699 shares of common stock outstanding.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares and 195,214 shares were outstanding at June 30, 2007 and December 31, 2006, respectively. Preferred stock of 195,214 shares were converted during the quarter ended March 31, 2007 into 1,952,140 shares of Common Stock.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended June 30
	2007		2006
Consulting services:
Revenues	$2,103,510		$4,640,417
Operating (loss)/income	(36,292)		178,675
Total assets	2,960,192		4,506,351
PKI Credentialing and Managed Services
Revenues	$1,185,599		$201,443
Operating income/(loss) (includes amortization expense of $45,838
and $45,838, respectively)	365,725		(103,429)
Total assets	1,816,719		1,001,328
Total Company
Revenues	$3,289,109		$4,841,860
Operating (loss)/income	(5,197	)(1)	242,976 (2)
Depreciation expense	21,624		6,749
Interest income (expense), net	27,593		20,041
Income tax benefit	--		83
Net loss	$(772)		$(229,601)

	June 30
	2007	2006
Total Corporate assets	$5,890,039	$5,526,731
Total assets	$10,666,950	$11,034,410

(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $279,360 in unallocated corporate costs in general and administrative expense.

(2)     Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $262,952 in unallocated corporate costs in general and administrative expense.

	Six Months Ended June 30
	2007	2006
Consulting services:
Revenues	$4,645,813	$7,101,427
Operating (loss)/income	(18,707)	208,615
Total assets	2,960,192	4,506,351
PKI Credentialing and Managed Services
Revenues	$1,495,666	$424,339
Operating income (includes amortization expense of $91,675
and $91,675, respectively)	269,836	137,608
Total assets	1,816,719	1,001,328
Total Company
Revenues	$6,141,479	$7,525,766
Operating loss	395,824 (1)	510,933	(2)
Depreciation expense	37,174	13,725
Interest income, net	56,126	36,794
Income tax benefit	--	83
Net loss	$(376,872)	$(487,864)

	June 30
	2007	2006
Total Corporate assets	$5,890,039	$5,526,731
Total assets	$10,666,950	$11,034,410

(1) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $536,414 in unallocated corporate costs in general and administrative expense.

(2) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $471,401 in unallocated corporate costs in general and administrative expense.

10. Litigation

The Company is not involved in any material legal proceedings.

11. Subsequent Events

On July 25, 2007 the Company entered in to an amendment to Mr. Turissini’s employment agreement extending the period of performance for an additional 2 years from October 2007 until October 2009 in consideration for which the Company prepaid $25,000 per each additional year of performance by Mr. Turissini.

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

With the addition of the customer base and the increase in revenues attributable from the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has already been augmented by our recent acquisitions activity and internal growth initiatives.

WidePoint’s total revenues decreased by approximately $1.4 million from $7.5 million for the six months ended June 30, 2006 to $6.1 million for the six months ended June 30, 2007. WidePoint’s total revenues decreased by approximately $1.5 million from $4.8 million for the three months ended June 30, 2006 to $3.3 million for the three months ended June 30, 2007. The material cause in the reduction in revenues during the three and six month periods ending June 30, 2007 as compared to the same three and six month periods ending June 30, 2006 was a result of the non-recurrence of a one time software resale of approximately $1.5 million that occurred during the 2nd quarter of 2006, along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions within our consulting services segment, all partially offset by increased growth within our PKI managed services segment.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 252% with revenues increasing approximately $1,072,000 from approximately $424,000 for the six months ended June 30, 2006, to approximately $1,496,000 for the six months ended June 30, 2007, as a result of continuing adoption of the Federal Government’s various mandates to roll out credential programs to various agencies and contractors For the three months ended June 30, 2007, our PKI credentialing and managed services segment experienced revenue growth of approximately 488% with revenues increasing approximately $985,000 from approximately $201,000 for the quarter ended June 30, 2006, to approximately $1,186,000 for the quarter ended June 30, 2007. We anticipate that credential sales and managed services sales should continue to increase in the medium to long-term time horizons as we continue to fulfill contract wins and we witness the adoption of the External Certificate Authority (“ECA”) program by the Department of Defense, the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments, and other groups commence the pilot programs and rollout associated with the expansion of various programs which are being mandated by the Federal Government. During the short-term time horizon we believe that sales associated with our PKI managed services segment could be erratic as they may be driven by delivery timeframes controlled by external Company partners and clients which maybe outside of the control of the Company.

Our consulting services segment experienced decreasing revenues of approximately $2,455,000 from approximately $7,101,000 for the six months ended June 30, 2006 as compared to approximately $4,646,000 for the six months ended June 30, 2007. Our consulting services segment experienced decreasing revenues of approximately $2,536,000 from approximately $4,640,000 for the quarter ended June 30, 2006 as compared to approximately $2,104,000 for the quarter ended June 30, 2007. The decrease in revenues for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was materially the result of the non-recurrence and replacement associated with the resale of software in support of the Department of Defense’s (“DOD”) preparation for their widescale launch of the ECA program during the third quarter of 2006 along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions. The decrease in revenues for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 was materially the result of the same causative factors that occurred within the six month period ended June 30, 2007.

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

Results of Operations

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

Revenues, net. Revenues for the three month period ended June 30, 2007 were approximately $3,289,000 as compared to approximately $4,842,000 for the three month period ended June 30, 2006. The decrease in revenues was primarily attributable to the non-recurrence of a one time software resale of approximately $1.5 million that occurred during the 2nd quarter of 2006, along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions within our consulting services segment, all partially offset by increased growth within our PKI managed services segment. Our PKI credentialing and managed services segment experienced revenue growth of approximately 488% with revenues increasing approximately $985,000 from $201,000 for the three month period ended June 30, 2006 to $1,186,000 for the three month period ended June 30, 2007 as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced decreasing revenue of approximately 55% with revenues decreasing approximately $2,536,000 from $4,640,000 for the three month period ended June 30, 2006 as compared to $2,104,000 for the three month period ended June 30, 2007 as a result of difficulties associated with sourcing candidates for open positions which led to decreases in providing contracting services and the non-recurrence of software reselling in support of the DOD’s widescale launch of its ECA program.

Cost of sales. Cost of sales for the three month period ended June 30, 2007, was approximately $2,192,000, or 67% of revenues, a decrease of approximately $1,836,000 from cost of sales of approximately $4,028,000, or 83% of revenues, for the three month period ended June 30, 2006. The decrease in cost of sales was primarily attributable to greater profit margins associated with the Company’s PKI managed services segment.

Gross profit. As a result of the higher sales mix for PKI, gross profit for the three month period ended June 30, 2007, was approximately $1,097,000, or 33% of revenues, an increase of approximately $283,000 over gross profit of approximately $814,000, or 17% of revenues, for the three month period ended June 30, 2006.

Sales and marketing. Sales and marketing expense for the three month period ended June 30, 2007, was approximately $243,000, or 7% of revenues, an increase of approximately $34,000, as compared to approximately $209,000, or 4% of revenues, for the three month period ended June 30, 2006. The increase was materially attributable to increased bid and proposal costs and an increase in new business development costs as we expanded our sales staff.

General and administrative. General and administrative expenses for the three month period ended June 30, 2007, were approximately $861,000, or 26% of revenues, an increase of approximately $13,000, as compared to approximately $848,000, or 18% of revenues, recorded by the Company for the three month period ended June 30, 2006. The increase in general and administrative expenses for the three months ended June 30, 2007, was primarily attributable increased legal expenses, administrative expenses associated with our Sarbanes Oxley compliance costs, and employee bonus expenses, partially offset by a decrease in our costs associated with FAS 123R.

Depreciation. Depreciation expense for the three month period ended June 30, 2007, was approximately $21,600, or less than 1% of revenues, an increase of approximately $14,900, as compared to approximately $6,700 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended June 30, 2006. The increase in depreciation expense for the three month period ended June 30, 2007, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended June 30, 2007, was $30,160, or less than 1% of revenues, an increase of $9,744 as compared to $20,416, or less than 1% of revenues, for the three month period ended June 30, 2006. The increase in interest income for the three month period ended June 30, 2006, was primarily attributable to greater amounts of cash and cash equivalents along with higher short-term interest rates that were available to the Company on investments in money market accounts.

Interest expense. Interest expense for the three month period ended June 30, 2007, was $2,567, or less than 1% of revenues, an increase of $2,192 as compared to $375, or less than 1% of revenues, for the three month period ended June 30, 2006. The increase in interest expense for the three month period ended June 30, 2007 was primarily attributable to greater expenses associated with the increase in capital leases held by the Company.

Net loss. As a result of the above, the net loss for the three month period ended June 30, 2007, was approximately $1,000 as compared to the net loss of approximately $230,000 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

Revenues, net. Revenues for the six month period ended June 30, 2007 were approximately $6,141,000 as compared to approximately $7,526,000 for the six month period ended June 30, 2006. The decrease in revenues was primarily attributable to the non-recurrence of a one time software resale of approximately $1.5 million that occurred during the 2nd quarter of 2006, along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions within our consulting services segment. Our PKI credentialing and managed services segment experienced revenue growth of approximately 252% with revenues increasing approximately $1,072,000 from $424,000 for the six month period ended June 30, 2006 to $1,496,000 for the six month period ended June 30, 2007 as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced decreasing revenue of approximately 35% with revenues decreasing approximately $2,456,000 from $7,101,000 for the six month period ended June 30, 2006 as compared to $4,646,000 for the six month period ended June 30, 2007 as a result of difficulties associated with sourcing candidates for open positions which led to decreases in providing contracting services and the non-recurrence of software reselling in support of the DOD’s widescale launch of its ECA program.

Cost of sales. Cost of sales for the six month period ended June 30, 2007, was approximately $4,389,000, or 71% of revenues, a decrease of approximately $1,606,000 from cost of sales of approximately $5,995,000, or 80% of revenues, for the six month period ended June 30, 2006. The decrease in cost of sales was materially attributable to greater margins generated from the Company’s PKI managed services segment.

Gross profit. As a result of the higher sales mix in PKI, gross profit for the six month period ended June 30, 2007, was approximately $1,753,000, or 29% of revenues, an increase of approximately $222,000 over gross profit of approximately $1,531,000, or 20% of revenues, for the six month period ended June 30, 2006.

Sales and marketing. Sales and marketing expense for the six month period ended June 30, 2007, was approximately $447,000, or 7% of revenues, an increase of approximately $33,000, as compared to approximately $413,000, or 5% of revenues, for the six month period ended June 30, 2006. The increase was materially attributable to our expansion of our sales efforts.

General and administrative. General and administrative expenses for the six month period ended June 30, 2007, were approximately $1,702,000, or 28% of revenues, an increase of approximately $74,000, as compared to approximately $1,628,000, or 22% of revenues, recorded by the Company for the six month period ended June 30, 2006. The increase in general and administrative expenses for the six months ended June 30, 2007, was primarily attributable to increased legal expenses, Sarbanes Oxley compliance expenses, and employee bonus expenses, partially offset by a decrease in FAS 123R expenses.

Depreciation expense. Depreciation expense for the six month period ended June 30, 2007, was approximately $37,000, or less than 1% of revenues, an increase of $23,000, as compared to approximately $14,000 of such expenses, or less than 1% of revenues, recorded by the Company for the six month period ended June 30, 2006. The increase in depreciation expenses for the six month period ended June 30, 2007, was primarily attributable to the increased pool of depreciable assets.

Interest income. Interest income for the six month period ended June 30, 2007, was $61,998, or less than 1% of revenues, an increase of $23,233 as compared to $38,765, or less than 1% of revenues, for the six month period ended June 30, 2006. The increase in interest income for the six month period ended June 30, 2007, was primarily attributable to greater amounts of cash and cash equivalents available to the company over this time period.

Interest expense. Interest expense for the six month period ended June 30, 2007, was $5,872, or less than 1% of revenues, an increase of $3,901 as compared to $1,971, or less than 1% of revenues, for the six month period ended June 30, 2006. The increase in interest expense for the six month period ended June 30, 2007 was primarily attributable to increased interest expenses associated with greater costs associated with an increase in capital leases by the Company.

Net loss. As a result of the above, the net loss for the six month period ended June 30, 2007, was approximately $377,000 as compared to the net loss of approximately $488,000 for the six months ended June 30, 2006.

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

	Three Months Ended June 30
	2007		2006
Consulting services:
Revenues	$2,103,510		$4,640,417
Operating (loss)/income	(36,292)		178,675
Total assets	2,960,192		4,506,351
PKI Credentialing and Managed Services
Revenues	$1,185,599		$201,443
Operating income/(loss) (includes amortization expense of $45,838
and $45,838, respectively)	365,725		(103,429)
Total assets	1,816,719		1,001,328
Total Company
Revenues	$3,289,109		$4,841,860
Operating (loss)/income	(5,197	)(1)	242,976 (2)
Depreciation expense	21,624		6,749
Interest income (expense), net	27,593		20,041
Income tax benefit	--		83
Net loss	$(772)		$(229,601)

	June 30
	2007	2006
Total Corporate assets	$5,890,039	$5,526,731
Total assets	$10,666,950	$11,034,410

(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $279,360 in unallocated corporate costs in general and administrative expense.

(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $262,952 in unallocated corporate costs in general and administrative expense.

	Six Months Ended June 30
	2007	2006
Consulting services:
Revenues	$4,645,813	$7,101,427
Operating (loss)/income	(18,707)	208,615
Total assets	2,960,192	4,506,351
PKI Credentialing and Managed Services
Revenues	$1,495,666	$424,339
Operating income (includes amortization expense of $91,675
and $91,675, respectively)	269,836	137,608
Total assets	1,816,719	1,001,328
Total Company
Revenues	$6,141,479	$7,525,766
Operating loss	395,824 (1)	510,933	(2)
Depreciation expense	37,174	13,725
Interest income, net	56,126	36,794
Income tax benefit	--	83
Net loss	$(376,872)	$(487,864)

	June 30
	2007	2006
Total Corporate assets	$5,890,039	$5,526,731
Total assets	$10,666,950	$11,034,410

(1) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $536,414 in unallocated corporate costs in general and administrative expense.

(2) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $471,401 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2006 and through the period ended June 30, 2007, operations were materially financed with working capital, and the proceeds from a convertible preferred stock issuance which occurred in October 2004.

Net cash provided by operating activities for the quarter ended June 30, 2007, was approximately $730,000 as compared to cash provided by operating activities of approximately $454,000 for the quarter ended June 30, 2006. The increase in cash generated from operating activities for the quarter ended June 30, 2007, was primarily a result of an improvement in the collection of accounts receivable partially offset by a decrease in our accounts payable. Net cash used in investing activities for the quarter ended June 30, 2007, was approximately $170,000 as compared to $5,000 used in investing activities in the quarter ended June 30, 2006. The increase in net cash used in investing activities resulted from increased expenditures in property and equipment and software development costs associated with securing an Authority to Operate under the GSA’s ACES credential program. Capital expenditures in property and equipment were approximately $106,000 for the quarter ended June 30, 2007, as compared to capital expenditures in property and equipment of approximately $5,000 for the quarter ended June 30, 2006. The increase in capital expenditures for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006, was primarily related to the purchase of additional equipment and software development efforts in connection with the Company’s PKI business segment. Net cash used in financing activities amounted to approximately $7,000 in the quarter ended June 30, 2007, as compared to approximately $31,000 of net cash used in financing activities in the quarter ended June 30, 2006. The change primarily resulted from a decrease in costs related to our registration and a warrant exercise, partially offset by a decrease in proceeds related to the exercise of stock options and an increase in principal payments made under our capital lease obligations during the quarter ended June 30, 2007.

As of June 30, 2007, the Company had a net working capital of approximately $3.5 million. WidePoint’s primary source of liquidity consists of approximately $3.3 million in cash and cash equivalents and approximately $2.8 million of accounts receivable. The decrease in accounts receivable was primarily the result of a decrease in day’s sales outstanding of accounts receivable and the collection attributable to a material sale that occurred at the end of the fourth quarter of 2006. Current liabilities include approximately $2.5 million in accounts payable and accrued expenses. The substantial decrease in current liabilities is predominately the result of the payoff of the account payable attributable to the material sale referenced in this paragraph.

The Company’s business environment is characterized by rapid technological change, experiences times of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

Since 2002, WidePoint has embarked upon several new initiatives to counter the current negative business environment within our industry and expand our capacity to restore revenue growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

There are currently approximately $150,000 in commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners LP (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. As of June 30, 2007, all of the Barron Series A Convertible Preferred Stock had been converted into common stock and its warrant had been fully exercised. Barron’s conversion of its Series A Convertible Preferred Stock and its warrant exercises were subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction could have been removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates could only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer (“Westcap”) and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share, which warrants expire in October 2009. As of June 30, 2007 all of the Westcap warrants had been exercised.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under a bank credit agreement as of June 30, 2007 and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act Rule 13a-15, our disclosure controls and procedures were effective.

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

We have a total of 110,000,000 authorized shares of common stock, of which 52,558,699 shares were issued and outstanding as of June 30, 2007. In addition, we had warrants and options outstanding as of that date with respect to which 7,052,257 shares of common stock were reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders’ influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

As of June 30, 2007, we had reserved 7,052,257 shares of common stock for issuance upon exercise of stock options and warrants. As of June 30, 2007, holders of warrants and options to purchase an aggregate of 6,651,213 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on June 22, 2007.

The following two persons were elected by the following votes to serve as Class I directors of the Board of Directors for three years or until their resignation and/or their successors are elected and qualified:

	Votes For	Votes Against	Votes Withheld
Morton S. Taubman	40,714,124	--	719,498
Ronald S. Oxley	40,988,080	--	445,542

Stockholders ratified the selection of Moss Adams LLP as the independent accountants for the Company for the current fiscal year. Such proposal was approved by a vote of 40,100,823 shares for and 1,166,359 against, with 166,439 shares abstaining.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Addendum to Employment and Non-Compete Agreement, dated as of July 25, 2007, between Daniel Turissini and the Registrant. (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K of WidePoint Corporation filed July 30, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: August 9, 2007	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer