Form 10-Q
period 2007-09-30
WIDEPOINT CORP
filed 2007-11-09
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [_]        Accelerated filer [X]        Non-accelerated filer [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes               No   X

As of November 6, 2007, 52,558,699 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2007
	(unaudited) and December 31, 2006 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and nine
	months ended September 30, 2007 and 2006 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	17
	Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
Part II. OTHER INFORMATION
Item 1A.	Risk Factors	25
Item 6.	Exhibits	26
SIGNATURES		28
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,861,982	$2,774,813
Accounts receivable	3,682,709	6,220,444
Prepaid expenses and other assets	323,591	463,369

Total current assets	6,868,282	9,458,626

Property and equipment, net	267,728	205,231
Goodwill	2,526,110	2,526,110
Intangibles, net	1,118,699	1,358,212
Other assets	106,947	56,192

Total assets	$10,887,766	$13,604,371

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,987,008	$4,364,747
Accrued expenses	909,348	786,842
Deferred revenue	175,730	564,594
Short-term portion of deferred rent	--	3,057
Short-term portion of capital lease obligation	52,725	45,020

Total current liabilities	3,124,811	5,764,260

Capital lease obligation, net of current portion	38,360	67,851

Total liabilities	3,163,171	5,832,111
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 195,214 shares issued and outstanding,
respectively,	--	195
Common stock, $0.001 par value; 110,000,000 shares authorized; 52,558,699 and
50,494,759 shares issued and outstanding, respectively	52,559	50,495
Stock warrants	38,666	38,666
Additional paid-in capital	60,816,310	60,667,229
Accumulated deficit	(53,182,940)	(52,984,325)

Total stockholders’ equity	7,724,595	7,772,260

Total liabilities and stockholders’ equity	$10,887,766	$13,604,371

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenues, net	$4,005,463	$3,208,261	$10,146,942	$10,734,027
Cost of sales (including amortization and depreciation
of $112,749, $102,127, $332,867, and $306,090,
respectively)	2,873,643	2,327,930	7,262,276	8,322,886

Gross profit	1,131,820	880,331	2,884,666	2,411,141
Sales and marketing	239,248	248,730	685,857	662,121
General & administrative	710,956	845,311	2,413,017	2,473,663
Depreciation expense	22,599	7,202	59,773	20,927

Income (Loss) from operations	159,017	(220,912)	(273,981)	(745,570)
Interest income	21,944	29,122	83,942	67,887
Interest expense	(2,704)	(573)	(8,576)	(2,544)

Net income (loss) before income tax	$178,257	$(192,363)	$(198,615)	$(680,227)
Income tax benefit, net	--	--	--	83

Net income (loss)	$178,257	$(192,363)	$(198,615)	$(680,144)

Basic net income (loss) per share	$0.003	$(0.004)	$(0.004)	$(0.015)

Basic weighted average shares outstanding	52,558,699	47,442,123	52,348,799	44,089,874

Diluted net income (loss) per share	$0.003	$(0.004)	$(0.004)	$(0.015)

Diluted weighted average shares outstanding	57,470,064	47,442,123	52,348,799	44,089,874

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$178,257	$(192,363)	$(198,615)	$(680,144)
Adjustments to reconcile net (loss)/income to net cash
provided by operating activities:
Depreciation expense	34,241	8,221	89,318	23,695
Amortization expense	101,107	101,108	303,322	303,322
Stock compensation expense	--	5,625	--	29,094
Stock options expense	31,090	112,236	117,753	265,628
Changes in assets and liabilities
Accounts receivable	(869,338)	1,732,571	2,537,735	1,016,516
Prepaid expenses and other current assets	136,795	67,966	139,778	(10,467)
Other assets	(49,536)	2,274	(50,755)	38,027
Accounts payable and accrued expenses	24,488	(1,649,235)	(2,618,947)	(667,464)

Net cash (used in) provided by operating activities	$(412,896)	$188,403	$319,589	$318,207

Cashflows from investing activities:
Purchase of property and equipment	(6,799)	(20,665)	(135,429)	(35,862)
Software development costs	--	--	(63,809)	--

Net cash used in investing activities	$(6,799)	$(20,665)	$(199,238)	$(35,862)

Cashflows from financing activities:
Principal payments under capital lease
obligation	(13,019)	--	(38,172)	--
Costs related to registration statement	--	(40,786)	(29,720)	(372,533)
Proceeds from exercise of stock options	--	36,288	34,710	180,331
Proceeds from exercise of warrants	--	160,000	--	204,571
Costs related to warrant exercise	--	--	--	(166,600)

Net cash (used in) provided by
financing activities	$(13,019)	$155,502	$(33,182)	$(154,231)

Net increase (decrease) in cash	$(432,714)	$323,240	$87,169	$128,114

Cash and cash equivalents, beginning of period	$3,294,696	$2,331,509	$2,774,813	$2,526,635

Cash and cash equivalents, end of period	$2,861,982	$2,654,749	$2,861,982	$2,654,749

Supplementary Information:
Liabilities incurred but not yet paid relating to
Registration statement	$--	$15,570	$--	$59,222
Noncash investing and financing activity -
capital leases for acquisition of
property and equipment	--	--	16,386	--
Cash paid for interest	$2,704	$--	$8,576	$--

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Organization and Nature of Operations

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not indicative of the operating results for the full year.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the September 30, 2007 cash balances was $1,917,458 in interest bearing balances in one bank, mostly in excess of federally insured amounts, as compared to $1,924,324 in interest bearing balances in one bank for December 31, 2006. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended September 30, 2006,
Allowance for doubtful accounts	$--	$20,000	$20,000	$--
For the quarter ended September 30, 2007,
Allowance for doubtful accounts	$--	$14,400	$--	$14,400

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2007 and December 31, 2006, unbilled accounts receivable totaled $529,848 and $354,123, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at September 30, 2007 or on December 31, 2006 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Significant Customers

For the quarter ended September 30, 2007, two customers, the GSA Aces eOffers Program and Lockheed Martin represented approximately 12% and 11% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended September 30, 2006, no customer represented over 10% of revenues. For the nine- month period ended September 30, 2007 no customers represented over 10% of revenues. For the nine-month period ended September 30, 2006, one customer, the FSS HQ CPSG represented approximately 18% of revenues.

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

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of September 30, 2007, two customers, Lockheed Martin and GSA/FEDERAL ACQUISITION, accounted for approximately 17% and 10% of accounts receivable, respectively. As of December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 54% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006
Automobiles, computers, equipment and software	$453,655	$301,840
Less- Accumulated depreciation and amortization	(185,927)	$(96,609)

	$267,728	$205,231

Depreciation expense is computed using the straight-line method over the estimated useful lives of between two and five years depending upon the classification of the property and/or equipment.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs related to software and implementation in connection with its internal use software systems.

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and $31,000 for PKI-II for the three month period ended September 30, 2007. WidePoint recorded approximately $183,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2006. Capitalized software costs included in Other Intangibles at September 30, 2007 and December 31, 2006 were approximately $0.7 million and $0.7 million, respectively. The Company also initiated PKI-III to attain an Authority to Operate (“ATO”) under the guidelines associated with our ACES certificates. WidePoint recorded no accumulated costs for the three month period ended September 30, 2007, and approximately $64,000 in the nine month period ended September 30, 2007. We estimate that we will record another approximately $45,000 prior to issuance of the ATO during the first quarter of 2008 at which time we will commence amortizing the ATO over an approximate three year life.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of options and warrants to purchase 4,911,366 shares of common stock outstanding for the three months ended September 30, 2007, has been included in the calculation of the diluted net income per share. This excludes 183,000 options which option exercise price exceeds the average price per share during the period. The inclusion of the conversion of preferred stock, outstanding options and warrants to purchase 5,726,519 and 13,987,482 shares, respectively, for the nine months ended September 30, 2007 and 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. The inclusion of the conversion of preferred stock, outstanding options and warrants to purchase 10,696,100 shares for the three month period ending September 30, 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the three month period ending September 30, 2006 and the nine month periods ended September 30, 2007 and 2006, respectively, are presented as identical.

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

The amount of compensation expense recognized under SFAS 123(R) during the three and nine month periods ended September 30, 2007 and 2006, respectively, under our plans was comprised of the following:

	Three Months ended September 30		Nine Months ended September 30
	2007	2006	2007	2006
General and administrative expense	$31,090	$112,236	$117,753	$265,628
Share-based compensation before taxes	31,090	112,236	117,753	265,628
Share-based compensation expense	$31,090	$112,236	$117,753	$265,628
Net share-based compensation expenses per basic
and diluted common share	$0.00	$0.00	$0.00	$0.01

Since we have cumulative operating losses as of September 30, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended September 30, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions of no dividend yield, risk free interest rates of between 2.70% and 4.83%, volatility of between 156% to 57%, and expected life in years of approximately 4 years. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three and nine month period ended September 30, 2007 and September 30, 2006 is presented below:

	# of Shares	Weighted average Grant date fair value per share
OUTSTANDING AND NON -VESTED
Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	323,183	$0.58
Forfeited	29,250	$0.43
Non-vested at March 31, 2007	401,044	$0.76
Granted	--	--
Vested	--	--
Non-vested at June 30, 2007	401,044	$0.76
Granted	124,000	$0.58
Vested	68,000	$0.63
Non-vested at September 30, 2007	457,044	$0.73
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32
Issued	--	--
Cancelled	--	--
Exercised	36,000	$0.24
Total outstanding at June 30, 2007	6,961,211	$0.36
Total exercisable at June 30, 2007	6,560,167	$0.32
Issued	124,000	$0.58
Cancelled	--	--
Exercised	--	--
Total outstanding at September 30, 2007	7,085,211	$0.37
Total exercisable at September 30, 2007	6,628,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2007 were 3.64 and 3.32, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of September 30, 2007 was $3,309,160. The total intrinsic value of options exercisable on September 30, 2007 was $3,290,995. The total intrinsic value of options exercised for the third quarter of fiscal 2007 was $0. The Company issues new shares of common stock upon the exercise of stock options.

At September 30, 2007, 4,884,738 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,012,150 shares previously issued and cancelled under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At September 30, 2007, the Company had approximately $318,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.64 years.

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

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the company’s 2008 fiscal year is permissible, provided the company has not yet issued interim financial statement for 2008 and has adopted SFAS No. 157. Management is currently evaluating the potential impact of adopting this Standard.

3. Debt

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007. The senior lending agreement has a maturity date of September 1, 2008. The Agreement provides for a $2 million revolving credit facility. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment, and bear interest at the prime rate minus .25%. The credit facility contains specific financial covenants related to working capital levels and consolidated net worth.

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. (“ORC”). The Company has also capitalized software development costs associated with its PKI initiative, established the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of September 30, 2007
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$ 1,145,523	$ (644,811)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (169,761)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$ (260,724)

(4)	PKI-III Intangible (Related to
	internally generated software)	$ 63,809	--

	Total	$ 2,193,995	$(1,075,296)

Aggregate Amortization Expense:

	For quarter ended 9/30/07	$ 101,107

Estimated Amortization Expense:

	For year ended 12/31/07	$ 415,763

	For year ended 12/31/08	$ 438,430

	For year ended 12/31/09	$ 408,272

	For year ended 12/31/10	$ 197,747

(1)	The ORC intangible is made up of the estimated preliminary purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 3.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.

(4)	The PKI-III intangible is related to an additional PKI software development by ORC to attain an Authority To Operate (“ATO”) under the guidelines associated with ACES certificates that will be issued under a General Service Administration (“GSA”) credential program. It is estimated that we will accumulate approximately $110,000 in cost through the 1st quarter of 2008 prior to the issuance by the GSA of an ATO to ORC allowing them to issue ACES certificates for a 3 year period. Upon issuance of the ATO, ORC will amortize the accumulated costs over a weighted average life of 3 years to operate under the new ATO to issue ACES Certificates.

The total weighted average life of all of the intangibles is approximately 3.5 years.

There were no amounts of research and development assets acquired during the quarter ended September 30, 2007 nor any written-off in the period.

There were no changes in the carrying amount of goodwill for the quarter ended September 30, 2007.

The goodwill acquired is associated with the acquisition of ORC in October of 2004. No impairment was required as of September 30, 2007.

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

As of September 30, 2007, the Company had net operating loss carry forwards of approximately $21 million to offset future taxable income. These carry forwards expire between 2010 and 2026. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of September 30, 2007 and our tax position has not materially changed since December 31, 2006.

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended September 30, 2007, no shares of common stock were issued as the result of the exercise of employee stock options. As of September 30, 2007, there were 52,558,699 shares of common stock outstanding.

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares and 195,214 shares were outstanding at September 30, 2007 and December 31, 2006, respectively. Preferred stock of 195,214 shares was converted during the quarter ended March 31, 2007 into 1,952,140 shares of Common Stock.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended September 30
	2007		2006
Consulting services:
Revenues	$2,690,653		$2,963,423
Operating income	138,932		213,219
Total assets	4,213,943		2,498,462
PKI Credentialing and Managed Services
Revenues	$1,314,810		$244,838
Operating income (loss) (includes amortization expense of $45,838
and $45,838, respectively)	293,882		(31,155)
Total assets	1,409,408		1,164,745
Total Company
Revenues	$4,005,463		$3,208,261
Operating income (loss)	181,616	(1)	(213,710	)(2)
Depreciation expense	22,599		7,202
Interest income (expense), net	19,240		28,549
Income tax benefit	--		--
Net income (loss)	$178,257		$(192,363)
Total Corporate assets	$5,264,415		$5,802,968
Total assets	$10,887,766		$9,466,175

(1)   Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $195,929 in unallocated corporate costs in general and administrative expense.

(2)   Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $340,504 in unallocated corporate costs in general and administrative expense.

	Nine Months Ended September 30
	2007		2006
Consulting services:
Revenues	$7,336,466		$10,064,850
Operating income	120,226		421,834
Total assets	4,213,943		2,498,462
PKI Credentialing and Managed Services
Revenues	$2,810,476		$669,177
Operating income (loss) (includes amortization expense of $137,514
and $137,514, respectively)	563,717		(168,763)
Total assets	1,409,408		1,164,745
Total Company
Revenues	$10,146,942		$10,734,027
Operating loss	214,208	(1)	724,643	(2)
Depreciation expense	59,773		20,927
Interest income, net	75,366		65,343
Income tax benefit	--		83
Net loss	$198,615		$680,144
Total Corporate assets	$5,264,415		$5,802,968
Total assets	$10,887,766		$9,466,175

(1)   Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $732,343 in unallocated corporate costs in general and administrative expense.

(2)   Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $811,905 in unallocated corporate costs in general and administrative expense.

8. Litigation

The Company is not involved in any material legal proceedings.

9. Subsequent Events

On November 5, 2007 the Company entered into several agreements with Protexx, Inc. allowing for a short-term borrowing facility of up to $100,000 between November 5, 2007 and January 2, 2008. The borrowing facility is fully collateralized against all of the assets of Protexx, Inc. As of November 5, 2007 Protexx had drawn down $30,000 against the credit facility.

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

WidePoint’s total revenues increased by approximately $0.8 million from $3.2 million for the three months ended September 30, 2006 to $4.0 million for the three months ended September 30, 2007. WidePoint’s total revenues decreased by approximately $0.6 million from $10.7 million for the nine months ended September 30, 2006 to $10.1 million for the nine months ended September 30, 2007. The increase in revenues during the three month period ending September 30, 2007 as compared to the same three month period ending September 30, 2006 was primarily a result of increased growth in our PKI managed services segment, partially offset by a reduction in our consulting services segment. The reduction in revenues during the nine month period ending September 30, 2007 as compared to the same nine month period ending September 30, 2006 was a result of the non-recurrence of a one time software resale of approximately $1.5 million that occurred during the 2nd quarter of 2006, along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions within our consulting services segment, all partially offset by increased growth within our PKI managed services segment.

For the three months ended September 30, 2007, our PKI credentialing and managed services segment experienced revenue growth of approximately 536% with revenues increasing approximately $1,070,000 from approximately $245,000 for the quarter ended September 30, 2006, to approximately $1,315,000 for the quarter ended September 30, 2007. Our PKI credentialing and managed services segment experienced revenue growth of approximately 420% with revenues increasing approximately $2,141,000 from approximately $669,000 for the nine months ended September 30, 2006, to approximately $2,810,000 for the nine months ended September 30, 2007, as a result of continuing adoption of the Federal Government’s various mandates to roll out credential programs to various agencies and contractors. We anticipate that credential sales and managed services sales should continue to increase in the medium to long-term time horizons as we continue to fulfill contract wins and we witness the adoption of the External Certificate Authority (“ECA”) program by the Department of Defense, the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments, and other groups commence the pilot programs and rollout associated with the expansion of various programs which are being mandated by the Federal Government. During the short-term time horizon we believe that sales associated with our PKI managed services segment could be erratic as they may be driven by delivery timeframes controlled by external Company partners and clients which may be outside of the control of the Company.

Our consulting services segment experienced decreasing revenues of approximately $273,000 from approximately $2,963,000 for the quarter ended September 30, 2006 as compared to approximately $2,691,000 for the quarter ended September 30, 2007. Our consulting services segment experienced decreasing revenues of approximately $2,728,000 from approximately $10,065,000 for the nine months ended September 30, 2006 as compared to approximately $7,336,000 for the nine months ended September 30, 2007. The decrease in revenues for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 was materially the result of difficulties in sourcing appropriately skilled candidates for open positions. The decrease in revenues for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was materially the result of the non-recurrence and replacement associated with the resale of software in support of the Department of Defense’s (“DOD”) preparation for their widescale launch of the ECA program during the third quarter of 2006 along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions.

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

With our acquisition of ORC we rely upon a larger portion of our revenues from the Federal Government directly or as a subcontractor. The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases the services that we offer.

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

Results of Operations

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Revenues, net. Revenues for the three month period ended September 30, 2007 were approximately $4,005,000 as compared to approximately $3,208,000 for the three month period ended September 30, 2006. The increase in revenues was primarily attributable to increases in our PKI managed services segment partially offset by declines within our consulting services segment. We have experienced difficulties recently in sourcing appropriately skilled candidates for open positions within our consulting services segment for which we have just recently seen an improvement. Our PKI credentialing and managed services segment experienced revenue growth of approximately 536% with revenues increasing approximately $1,070,000 from $245,000 for the three month period ended September 30, 2006, to $1,315,000 for the three month period ended September 30, 2007, as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced decreasing revenue of approximately 10% with revenues decreasing approximately $272,000 from $2,963,000 for the three month period ended September 30, 2006 as compared to $2,691,000 for the three month period ended September 30, 2007, as a result of difficulties associated with sourcing candidates for open positions which led to decreases in providing contracting services.

Cost of sales. Cost of sales for the three month period ended September 30, 2007, was approximately $2,874,000, or 72% of revenues, an increase of approximately $546,000 from cost of sales of approximately $2,328,000, or 73% of revenues, for the three month period ended September 30, 2006. The absolute increase in cost of sales was primarily attributable to an increase in revenues with the improvement in the percentage of cost of sales primarily attributable to greater profit margins associated with the Company’s PKI managed services segment.

Gross profit. As a result of the higher sales mix for PKI, gross profit for the three month period ended September 30, 2007, was approximately $1,132,000, or 28% of revenues, an increase of approximately $252,000 over gross profit of approximately $880,000, or 27% of revenues, for the three month period ended September 30, 2006.

Sales and marketing. Sales and marketing expense for the three month period ended September 30, 2007, was approximately $239,000, or 6% of revenues, a decrease of approximately $10,000, as compared to approximately $249,000, or 8% of revenues, for the three month period ended September 30, 2006. The slight decrease was materially attributable to slightly lesser costs in our bid and proposal expenses.

General and administrative. General and administrative expenses for the three month period ended September 30, 2007, were approximately $711,000, or 18% of revenues, a decrease of approximately $134,000, as compared to approximately $845,000, or 26% of revenues, recorded by the Company for the three month period ended September 30, 2006. The decrease in general and administrative expenses for the three months ended September 30, 2007, was primarily attributable to a decrease in legal expenses and by a decrease in our costs associated with our stock compensation expense for FAS 123R.

Depreciation. Depreciation expense for the three month period ended September 30, 2007, was approximately $22,600, or less than 1% of revenues, an increase of approximately $15,400, as compared to approximately $7,200 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended September 30, 2006. The increase in depreciation expense for the three month period ended September 30, 2007, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended September 30, 2007, was $21,944, or less than 1% of revenues, a decrease of $7,178 as compared to $29,122, or less than 1% of revenues, for the three month period ended September 30, 2006. The decrease in interest income for the three month period ended September 30, 2006, was primarily attributable to lesser amounts of invested cash and cash equivalents partially offset by higher short-term interest rates that were available to the Company on investments in money market accounts.

Interest expense. Interest expense for the three month period ended September 30, 2007, was $2,704, or less than 1% of revenues, an increase of $2,131, as compared to $573, or less than 1% of revenues, for the three month period ended September 30, 2006. The increase in interest expense for the three month period ended September 30, 2007 was primarily attributable to greater expenses associated with the increase in capital leases held by the Company.

Net income (loss). As a result of the above, the net income for the three month period ended September 30, 2007, was approximately $178,000 as compared to the net loss of approximately $192,000 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

Revenues, net. Revenues for the nine month period ended September 30, 2007 were approximately $10,147,000 as compared to approximately $10,734,000 for the nine month period ended September 30, 2006. The decrease in revenues was primarily attributable to the non-recurrence of a one time software resale of approximately $1.5 million that occurred during the 2nd quarter of 2006, along with a reduction in consulting services driven by difficulties in sourcing appropriately skilled candidates for open positions within our consulting services segment. Our PKI credentialing and managed services segment experienced revenue growth of approximately 420% with revenues increasing approximately $2,141,000 from $669,000 for the nine month period ended September 30, 2006 to $2,810,000 for the nine month period ended September 30, 2007, as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced decreasing revenue of approximately $2,728,000 from $10,065,000 for the nine month period ended September 30, 2006, as compared to $7,336,000 for the nine month period ended September 30, 2007, as a result of difficulties associated with sourcing candidates for open positions which led to decreases in providing contracting services and the non-recurrence of software reselling in support of the DOD’s widescale launch of its ECA program.

        Cost of sales. Cost of sales for the nine month period ended September 30, 2007, was approximately $7,262,000, or 72% of revenues, a decrease of approximately $1,061,000 from cost of sales of approximately $8,323,000, or 78% of revenues, for the nine month period ended September 30, 2006. The decrease in cost of sales was materially attributable to greater margins generated from the Company’s PKI managed services segment.

        Gross profit. As a result of the higher sales mix in PKI, gross profit for the nine month period ended September 30, 2007, was approximately $2,885,000, or 28% of revenues, an increase of approximately $474,000 over gross profit of approximately $2,411,000, or 22% of revenues, for the nine month period ended September 30, 2006.

        Sales and marketing. Sales and marketing expense for the nine month period ended September 30, 2007, was approximately $686,000, or 7% of revenues, an increase of approximately $24,000, as compared to approximately $662,000, or 6% of revenues, for the nine month period ended September 30, 2006. The increase was materially attributable to our expansion of our sales efforts.

        General and administrative. General and administrative expenses for the nine month period ended September 30, 2007, were approximately $2,413,000, or 24% of revenues, a decrease of approximately $61,000, as compared to approximately $2,474,000, or 23% of revenues, recorded by the Company for the nine month period ended September 30, 2006. The decrease in general and administrative expenses for the nine months ended September 30, 2007, was primarily attributable to a decrease in legal expenses and lesser stock compensation expense associated with FAS 123R.

         Depreciation expense. Depreciation expense for the nine month period ended September 30, 2007, was approximately $60,000, or less than 1% of revenues, an increase of $39,000, as compared to approximately $21,000 of such expenses, or less than 1% of revenues, recorded by the Company for the nine month period ended September 30, 2006. The increase in depreciation expenses for the nine month period ended September 30, 2007, was primarily attributable to the increased pool of depreciable assets.

        Interest income. Interest income for the nine month period ended September 30, 2007, was $83,942, or less than 1% of revenues, an increase of $16,055, as compared to $67,887, or less than 1% of revenues, for the nine month period ended September 30, 2006. The increase in interest income for the nine month period ended September 30, 2007, was primarily attributable to greater amounts of cash and cash equivalents available to the company over this time period.

        Interest expense. Interest expense for the nine month period ended September 30, 2007, was $8,576, or less than 1% of revenues, an increase of $6,032 as compared to $2,544, or less than 1% of revenues, for the nine month period ended September 30, 2006. The increase in interest expense for the nine month period ended September 30, 2007 was primarily attributable to increased interest expenses associated with greater costs associated with an increase in capital leases by the Company.

        Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2007, was approximately $199,000 as compared to the net loss of approximately $680,000 for the nine months ended September 30, 2006.

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

	Three Months Ended September 30
	2007		2006
Consulting services:
Revenues	$2,690,653		$2,963,423
Operating income	138,932		213,219
Total assets	4,213,943		2,498,462
PKI Credentialing and Managed Services
Revenues	$1,314,810		$244,838
Operating income (loss) (includes amortization expense of $45,838
and $45,838, respectively)	293,882		(31,155)
Total assets	1,409,408		1,164,745
Total Company
Revenues	$4,005,463		$3,208,261
Operating income (loss)	181,616	(1)	(213,710	)(2)
Depreciation expense	22,599		7,202
Interest income (expense), net	19,240		28,549
Income tax benefit	--		--
Net income (loss)	$178,257		$(192,363)
Total Corporate assets	$5,264,415		$5,802,968
Total assets	$10,887,766		$9,466,175

(1)   Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $195,929 in unallocated corporate costs in general and administrative expense.

(2)   Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $340,504 in unallocated corporate costs in general and administrative expense.

	Nine Months Ended September 30
	2007		2006
Consulting services:
Revenues	$7,336,466		$10,064,850
Operating income	120,226		421,834
Total assets	4,213,943		2,498,462
PKI Credentialing and Managed Services
Revenues	$2,810,476		$669,177
Operating income (loss) (includes amortization expense of $137,514
and $137,514, respectively)	563,717		(168,763)
Total assets	1,409,408		1,164,745
Total Company
Revenues	$10,146,942		$10,734,027
Operating loss	214,208	(1)	724,643	(2)
Depreciation expense	59,773		20,927
Interest income, net	75,366		65,343
Income tax benefit	--		83
Net loss	$198,615		$680,144
Total Corporate assets	$5,264,415		$5,802,968
Total assets	$10,887,766		$9,466,175

(1)   Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $732,343 in unallocated corporate costs in general and administrative expense.

(2)   Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $811,905 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2006 and through the period ended September 30, 2007, operations were materially financed with working capital, and the proceeds from a convertible preferred stock issuance which occurred in October 2004. During the third quarter of 2007 the Company entered into a senior lending facility with Cardinal Bank for up to $2,000,000 through September 1, 2008 at a rate of prime less 25 basis points. The senior lending facility at this time has not been drawn against. Further, on November 5, 2007 the company entered into a series of agreements with Protexx, Inc. that allows for Protexx, Inc. with approval by WidePoint to borrow up to $100,000 on an installment basis between November 5, 2007, and January 2, 2008. The short-term borrowing facility is fully collateralized against all of the assets of Protexx, Inc. As of November 5, 2007 Protexx, Inc. had drawn down $30,000 against the credit facility.

Net cash used in operating activities for the quarter ended September 30, 2007, was approximately $413,000, as compared to cash provided by operating activities of approximately $188,000 for the quarter ended September 30, 2006. The decrease in cash generated from operating activities for the quarter ended September 30, 2007, was primarily a result of increases in accounts receivable and other assets, partially offset by decreases in accounts payable. Net cash used in investing activities for the quarter ended September 30, 2007, was approximately $7,000, as compared to $21,000 used in investing activities in the quarter ended September 30, 2006. The increase in net cash used in investing activities resulted from increased expenditures in property and equipment. Capital expenditures for property and equipment were approximately $7,000 for the quarter ended September 30, 2007, as compared to approximately $21,000 for the quarter ended September 30, 2006. Net cash used in financing activities amounted to approximately $13,000 in the quarter ended September 30, 2007, as compared to approximately $156,000 of net cash provided by financing activities in the quarter ended September 30, 2006. The change primarily resulted from a decrease in costs related to our registration statement on Form S-1 and a warrant exercise, partially offset by a decrease in proceeds related to the exercise of stock options and an increase in principal payments made under our capital lease obligations during the quarter ended September 30, 2007.

As of September 30, 2007, the Company had a net working capital of approximately $3.7 million. WidePoint’s primary source of liquidity consists of approximately $2.9 million in cash and cash equivalents and approximately $3.7 million of accounts receivable. Current liabilities include approximately $2.9 million in accounts payable and accrued expenses.

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

There is currently approximately $108,000 in commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

On October 25 and 29, 2004, WidePoint completed financings with Barron Partners LP (“Barron”), a private equity fund that engages in investing primarily in private investments in publicly traded entities, for an aggregate amount of $3,580,000, under a preferred stock purchase agreement and related agreements. Net proceeds from the financing after costs and expenses, including fees of finders and agents, were approximately $3,030,000. WidePoint issued an aggregate of 2,045,714 shares of its Series A Convertible Preferred Stock that were convertible into an aggregate of 20,457,143 shares of its Common Stock at a conversion rate equal to $0.175 per share. In addition, WidePoint issued to Barron a warrant to purchase up to an additional 10,228,571 shares of its Common Stock at an exercise price of $0.40 per common share. As of September 30, 2007, all of the Barron Series A Convertible Preferred Stock had been converted into common stock and its warrant had been fully exercised. Barron’s conversion of its Series A Convertible Preferred Stock and its warrant exercises were subject to contractual restrictions which restrict the ability of Barron and its affiliates to acquire shares of Common Stock which equal no more than 4.99% of the outstanding shares of WidePoint’s Common Stock at any time. This contractual restriction could have been removed upon 61 days notice to WidePoint from Barron, but in the event Barron elects to remove this restriction, then Barron and its affiliates agreed that Barron and its affiliates could only vote the shares of Common Stock held by Barron and its affiliates which result in Barron and its affiliates having no more than 22% of the total voting power of all outstanding shares of WidePoint’s Common Stock at any time. As a result of the Barron financing transaction, WidePoint issued warrants to Westcap Securities, Inc., a registered broker-dealer (“Westcap”) and WidePoint’s placement agent in such transaction, to purchase 511,428 shares of Common Stock at an exercise price of $0.40 per share. As of September 30, 2007 all of the Westcap warrants had been exercised.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of ORC or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. The Company raised approximately $3.6 million dollars in connection with the aforementioned equity investments by Barron Partners LP, that were used in the acquisition of ORC. Further, the Company raised approximately $4.1 million dollars in connection with the attached warrants associated with the aforementioned equity investments by Barron Partners LP during the year ended 2005. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to market risks related to changes in interest rates and changes in the market value of our investments as we have no borrowings outstanding under our bank credit agreement as of September 30, 2007, and we only invest our excess cash in marketable securities in a money market account which due to the short maturity and our availability to withdraw those securities at any time does not present any material market exposure.

ITEM 4. CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by it in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act Rule 13a-15, our disclosure controls and procedures were effective.

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

We have a total of 110,000,000 authorized shares of common stock, of which 52,558,699 shares were issued and outstanding as of September 30, 2007. In addition, we had warrants and options outstanding as of that date with respect to which 7,176,257 shares of common stock were reserved for issuance. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes that we may need at today’s stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders’ influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

As of September 30, 2007, we had reserved 7,176,257 shares of common stock for issuance upon exercise of stock options and warrants. As of September 30, 2007, holders of warrants and options to purchase an aggregate of 6,719,213 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144 of the Securities Act of 1933. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to issue equity securities in the future at a price that we think is appropriate, or at all.

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Promissory Note, dated November 5, 2007, between Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, WidePoint Corporation, as lender, and Peter Letizia, as guarantor.

10.2	Revolving Line of Credit Agreement, dated as of November 5, 2007, by and among Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, Peter Letizia, as guarantor, and WidePoint Corporation, as lender.

10.3	Security Agreement, dated as of November 5, 2007, given by Protexx, Inc. and each of its subsidiaries and 22THEN LLC, collectively, as debtors, to and in favor of WidePoint Corporation, as secured party.

10.4	Software Escrow Agreement, dated as of November 5, 2007, between 22THEN LLC and Protexx Incorporated, collectively, as supplier, WidePoint Corporation, as user, and Foley &Lardner LLP, as escrow agent.

10.5	Commercial Loan Agreement, dated August 16, 2007, between the Registrant and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2007).

10.6	Security Agreement, dated August 16, 2007, between the Registrant and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 21, 2007).

10.7	Promissory Note, dated August 16, 2007, issued by the Registrant in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed August 21, 2007).

10.8	Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turissini, effective as of July 25, 2007. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: November 9, 2007	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer