Form 10-K
period 2007-12-31
WIDEPOINT CORP
filed 2008-04-14
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2007.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to _____________.

Commission File Number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code:         (630) 629-0003

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

Large accelerated filer Accelerated filer Non-accelerated filer Smaller Reporting Company X

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

        As of March 24, 2008, the registrant had 54,090,697 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1.	BUSINESS.

Background and Environment

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is a leading provider of E-Authentication Federation credential services and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. On January 4, 2008 we acquired iSYS LLC (“iSYS”), a leading provider of mobile telecom managed services to the United States Federal Government expanding our service offerings. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and acquisitions, and by operational efficiencies among our subsidiaries.

The Company is comprised of the following two segments: (i) consulting services and (ii) PKI credentialing and managed services. For additional information related to our segments, see Note 12 to our financial statements included in this Form 10-K.

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

Over the past several years WidePoint focused on the consolidation of its acquisition of ORC, accelerating the rollout of the ORC E-Authentication Federation and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, and in January 2008 we acquired iSYS, which augmented our information assurance offerings and expanded our reach into the federal government.

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

The iSYS acquisition in January 2008 further expands our customer base and our information assurance offerings while adding forensic informatics and mobile telecom managed services to the services that we provide. iSYS was formed in 2002 as a single member limited liability corporation with operations in the greater Washington, D.C. area and Columbus, Ohio. They provide services predominately to the United States federal government and have recently expanded their operations into local and state jurisdictions and to commercial enterprises. We believe that the introduction of our capabilities in providing credentialing services to the iSYS client base will provide cross-selling opportunities and differentiation of our newly expanded services as a result of the acquisition of iSYS.

WidePoint has solidly established our reputation as an elite provider of these information assurance and security of digital transactions for the U.S. Department of Defense (DoD), the U.S. Navy, the U.S. Air Force, the U.S. National Security Agency (NSA), the U.S. Coast Guard, U.S. Office of Management and Budget (OMB), U.S. General Services Administration (GSA), the U.S. General Accounting Office (GAO), several state governments and Fortune 500 commercial clients. WidePoint has distinguished itself by providing the highest levels of professionalism, on-time delivery of solutions and superior managed services. WidePoint anticipates capturing a significant market share within the identity management marketplace for which we believe has the potential of providing significant revenue growth for the Company.

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

WidePoint’s acquisition of ORC provided a number of large indefinite delivery, indefinite quantity (“IDIQ”) contracts that extend WidePoint’s capability to expand our revenue base, including, but not limited to:

•	Information Technology Professional Services, FSC Group 70, GSA FSS # GS-35F-0164J —$100 million ceiling for each contract action offers a full range of IT Professional Services to all federal Government agencies on a fee-for-service basis. This contract is also available to state and local governments under a cooperative procurement agreement. Most significant under this contract ORC also holds:

	Special item categories 132-60, 132-61, and 132-62 for Authentications services under the GSA IT Professional Services contract. This certified ORC as the first contractor authorized to provide authentication products and services to provide for authentication of individuals for purposes of physical and logical access control, electronic signature, performance of e-business transactions and delivery of government services. Authentication products and services consist of hardware, software components and supporting services that provide for identity assurance.

	The Managed Validation Service (MVTS) contract provides PKI certificate validation services for those e-Gov initiatives and other Federal agency information applications that elect to use it. The MVTS contract directly benefits stakeholders, including Federal, State, and local government entities, private industry, the scientific community, and the public. It improves efficiencies and reduces costs by providing identity authentication services in a consistent fashion.

•	Worldwide Federal Supply Schedule for Management, Organizational and Business Improvement Services (MOBIS), FSC Group 874, GSA FSS # GS-10F-0152M — $100 million ceiling contract that offers a full range of services and products to enable all Federal Government Agencies to improve performance, quality, timeliness and efficiency throughout their organizations.

•	Worldwide Federal Supply Schedule for Professional Engineering Services (PES), FSC Class 871, GSA FSS # GS-23F-0162L — $100 million ceiling contract that offers a full range of Professional Engineering Services to all federal Government agencies on a fee-for-service basis. There are four primary engineering disciplines (Chemical, Civil, Electrical and Mechanical) addressed under PES.

•	GSA Solutions and More (SAM), FSC Group 61 Part V, GSA FSS # GS-07F-0099L — $100 million ceiling contract that offers supply power distribution equipment, generators, and batteries worldwide.

•	SeaPort-e Contract N00178-04-D-4099 — $100 million ceiling contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC).

In addition, WidePoint has extended its business development reach with strategic partners who package our identity management solutions and services under branded offerings. Partnerships with companies such as RSA — the Security Division of EMC, Siemens, Maximus, Tumbleweed, American Management Systems, and Wave Systems have added additional marketing personnel to our sales team.

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

Clients

Our commercial client base is located predominantly in the continental United States, while our government client base is located in the Mid-Atlantic region of the United States. We have experience and expertise in the successful completion and staff augmentation of projects in the following industries: Federal Government agencies and associated contractor suppliers, manufacturing, consumer product goods, direct marketing, healthcare and financial services.

	Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. However, for the year ended December 31, 2007, no one customer represented more than 10% of our revenues. For the year ended December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 29% of our revenues, and we therefore were materially dependent on such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer may have a material adverse effect on our business and financial results.

Marketing and Sales

We focus sales and marketing efforts on targeting federal government and corporate clients with significant IT and identity management budgets and requirements. While we perform work for companies in various industries, the majority of our revenues for 2007 and 2006 were derived from contracts and projects with U.S. federal government agencies, U.S. federal government contractors, manufacturing clients, consumer products clients, healthcare clients, and financial services clients. Prospectively, we expect a majority of our revenue to be derived from contracts with the federal government and related contracting opportunities.

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

Within the information security market the competition is still minimal. The most significant competition is in the planning and analysis portion of the market, in which many of the same companies referred to above, also participate, such as: Booz-Allen Hamilton, SAIC, CACI/AMS, BAE Systems, Northrop Grumman, and others. However, the market in which we provide our CIEI© products and services has limited competition. Most of that competition (such as Verisign and Digital Signature Trust) are focused on low to medium levels of assurance. We believe we are presently the only company that has satisfied all of the certification requirements to serve the more targeted medium to high level assurance market, and, as such, we believe that we maintain an advantage over our competition.

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

Personnel

As of December 31, 2007, we had a total of 52 employees with 46 full time employees and 6 part-time employees. We also periodically employ additional consultants and temporary employees. With the acquisition of iSYS in January 2008 we have added approximately 35 full time employees.

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

Available Information

Our internet address is www.widepoint.com. We make available through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC

ITEM 2.	PROPERTIES.

The Company’s principal executive office consists of approximately 3,500 square feet of office space located at One Lincoln Centre, Suite 1100, Oakbrook Terrace, Illinois, which is leased through July 2007 for approximately $8,900 per month. The annual rent including a pro rata share of real estate taxes and operating expenses for this office is approximately $106,400, plus a pro rata share of increases in real estate taxes and operating expenses.

WidePoint’s ORC subsidiary has its principal offices at 1723 South Park Court, Chesapeake, Virginia in approximately 2,400 square feet under a month-to-month lease that expires on April 30, 2009. The annual rent for this office is approximately $30,700, plus a pro rata share of increases in real estate taxes and operating expenses.

ORC also maintains a secure facility in Fairfax, VA. The Fairfax office is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030. The lease for this office expires March 15, 2009 and costs approximately $32,200 per month. ORC also maintains a office located at 1625 Prince Street, Suite 350, Alexandria, Virginia.

Our acquisition of iSYS in January 2008 added two facilities that are leased; the iSYS corporate headquarters located at 7926 Jones Branch Drive, McLean, VA with an annual rent of approximately $48,900 expiring November 30, 2009 and a call center for the iSYS mobile telecom managed services group in Columbus, OH with an annual rent of approximately $50,300 expiring May 31, 2012.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.	LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth information regarding the executive officers and certain significant employees of the Company as of March 15, 2008:

Name	Age	Position
Steve L. Komar	66	Chief Executive Officer and Chairman of the Board
James T. McCubbin	43	Vice President, Chief Financial Officer, Secretary, Treasurer, and Director
Mark F. Mirabile	45	Vice President and Chief Operations Officer
Daniel E. Turissini	48	Vice President, Chief Technology Officer and Chief Executive Officer and President -
		Operational Research Consultants, Inc.
Jin Kang	43	Chief Executive Officer and President - iSYS LLC.

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

Jin Kang serves as the Chief Executive Officer and President of iSYS LLC. (“iSYS”), a wholly-owned subsidiary of the Company, since our acquisition of iSYS on January 4, 2008. Mr. Kang founded the company in 1999 and has managed iSYS since its inception. Mr. Kang has over 20 years of professional experience in the Federal Government Information Technology Services field. Prior to founding iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang had management responsibility for all personnel and contract performance for the D/SIDDOMS contract for U.S. Health Affairs. Mr. Kang received a Bachelor and a Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

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

The stock prices listed below represent the high and low closing prices of the Common Stock on the AMEX since September 26, 2006, and the high and low closing bid prices of the Common Stock on the OTC Bulletin Board for each of the periods indicated:

2007	High	Low
Fourth Quarter	$1.19	$0.80
Third Quarter	0.98	0.70
Second Quarter	1.98	0.81
First Quarter	2.42	1.74

2007	High	Low
Fourth Quarter	$3.05	$2.14
Third Quarter	3.00	2.73
Second Quarter	3.08	2.57
First Quarter	3.13	2.10

        As of March 19, 2008 there were 163 registered holders of record of the Company’s Common Stock.

Equity Compensation Plan Information

        The following table sets forth information as of December 31, 2007, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	3,085,212	$0.53	6,010,638
Not approved by security holders	4,091,045	$0.25	- 0 -
Total	7,176,257	$0.37	6,010,638

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

Recent Sales of Unregistered Securities

In January 2008, WidePoint issued to Mr. Jin Kang, the sole owner of iSYS, 1,500,000 shares in its Common Stock in connection with its acquisition of iSYS. WidePoint also issued into escrow 3,000,000 shares in its Common Stock to Mr. Kang subject to earnout provisions under a stock purchase agreement between WidePoint and Mr. Kang. All such shares were sold pursuant to the “private offering” exemption under Section 4(2) of the Securities Act of 1933. The price of WidePoint’s common stock at the closing of the iSYS transaction on January 8, 2008 was $1.20 per common share.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2007.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. We specialize in providing systems engineering, information technology services and information assurance in the form of identity management services. Our subsidiary, Operational Research Consultants, Inc. (ORC), is the leading provider of E-Authentication federal credential and federal compliant Public Key Infrastructure (PKI) managed services to the federal government. We intend to grow over the next few years through a combination of organic growth, the acquiring of selective strategic assets and by operational efficiencies among our subsidiaries. In January 2008, we acquired iSYS, LLC, a United States federal contractor with specific services in mobile telecom management services, forensic informatics, and information assurance.

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

On October 25, 2004, we completed the acquisition of ORC. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing PKI technologies. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. Based on asymmetric key cryptography, PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. The user provides his or her public key to any and all desired persons or entities. The user does not share the private key with anyone else. The public key will encrypt all information and/or communication from any sender and the private key will allow only the holder of the private key to unlock and decrypt such information and/or communication. Thus, the algorithms used in PKI technologies help to achieve authentication of users and information, integrity of all data and communications, non-repudiation or rejection of data and communications, and support confidentiality of data and communications. PKI also speeds up and simplifies the delivery of products and services by providing electronic approaches to processes that historically have been paper based. These electronic solutions depend on PKI for identification and authentication; data integrity; confidentiality of information and transactions; and non-repudiation to facilitate mission-related transactions internal to an organization and with external organizations. ORC is currently designated by the United States Government as an External Certificate Authority for the U.S. Government. As such, ORC is authorized to issue all permissible certificate types and services in accordance with Defense Information Systems Agency and National Security Agency standards, necessary for the interoperable, secure exchange of information between U.S. Governmental agencies, contractors, and international allies such as members of NATO.

Over the past several years WidePoint focused on the consolidation of its recent acquisition of ORC, accelerating the rollout of the ORC E-Authentication and PKI identity management initiatives, and continuing to implement our project based enterprise strategy, emphasizing our industry-wide best practices disciplines. With the addition of the customer base and the increase in revenues attributable to the ORC acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace improved dramatically. ORC’s past client successes, top facility security clearances, security personnel expertise, and additional breadth of management talent have expanded our reach into markets that previously were not accessible to WidePoint. We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, such as our recent acquisition of iSYS LLC in January 2008 that augments our prior acquisition of ORC.

The Company’s revenues for the period ending December 31, 2007 decreased by approximately 22% from approximately $18.0 million in 2006 to $14.1 million in 2007. This decrease was materially attributable to a reduction in revenues in our consulting services segment that was not wholly offset by the growth in revenues in our PKI credentialing and managed services segment.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 103% with revenues increasing approximately $1,812,000 from approximately $1,751,000 for the year ended December 31, 2006, to approximately $3,563,000 for the year ended December 31, 2007, as a result of continuing adoption of the Federal Government’s HSPD-12 program and the continuing adoption of the Department of Defense External Certificate Program (“ECA”) program. In the long-term we anticipate that our PKI credentialing and managed service segment should continue to increase as we witness further adoption of the ECA program and the Homeland Security Presidential Directive Number 12 (“HSPD-12”) program is increasingly adopted by the federal government agencies and departments. In the short-term we do anticipate a greater variability in revenue growth as we move from the pilot to the full deployment stage in programs with several federal government initiatives associated with the Department of Defense, the Department of Homeland Security, and several other state and Local government programs.

Based upon estimates provided by independent analyst and U.S. government estimates, management believes there is a base of several million of users for the Company’s PKI services that is comprised of U.S. Federal Government agencies employees and their contractors. The Company further believes that there is a developing market place for PKI credentials within the state and local governments and other national programs that extend beyond the U.S. federal government agencies, employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the HSPD-12 program that effect state and local governments as well as other national programs. The Company’s credentials are currently priced on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s credentials by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI field.

Our consulting services segment experienced decreasing revenues of approximately $5.6 million from approximately $16.2 million for the year ended December 31, 2006 as compared to approximately $10.6 million for the year ended December 31, 2007. The decrease in revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was materially the result of a reduction in the sale of software associated with the various HSPD-12 programs that did not re-occur in 2007 as a result of budget delays, as well as to a reduction in consultants billable hours in 2007. In 2006, there were two sales of OEM software to a single customer that aggregated to approximately $7,000,000 that did not recur in 2007. The reduction in billable hours in 2007 as compared to 2006 was a result of difficulties in sourcing candidates for available open positions with the necessary skills throughout the year.

As the Company attempts to implement its strategy of strategic growth driven both by internal growth and potential merger and acquisition activity, we believe that future performance may continue to affect the comparability of the information reflected in the selected consolidated financial information presented above.

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

With our acquisition of ORC and our subsequent acquisition of iSYS in January 2008, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the federal government purchases and implements the services that we offer.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and to provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes may also affect the comparability of the information reflected in the financial information presented above.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for Doubtful Accounts;

•	Goodwill;

•	Intangibles;

•	Accounting for income taxes;

•	Stock–based compensation.

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

Revenue Recognition

The majority of WidePoint’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For fixed-price contracts, revenue is generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any specific risk of loss at December 31, 2007 due to termination provisions and thus has not recorded provisions for such events.

The Company also recognizes revenue including multiple element arrangements, in accordance with the provisions of SAB No. 104 and EITF 00-21. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items. Revenue is recognized as specific elements indicated in sales contracts are executed. If an element is essential to the functionality of an arrangement, the entire arrangement’s revenue is deferred until that essential element is delivered. The fair value of each undelivered element that is not essential to the functionality of the system is deferred until performance or delivery occurs. The fair value of an undelivered element is based on vendor specific objective evidence or third party evidence of fair value as appropriate. If an undelivered element exists, the Company will determine the fair value of the undelivered element and subtract the fair value of the undelivered element from the total consideration under the arrangement. The residual amount is the Company’s estimate of the fair value of the delivered element. Costs associated with inconsequential or perfunctory elements in multiple element arrangements are accrued at the time of revenue recognition.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Allowance for Doubtful Accounts

WidePoint determines its Allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. Because of the Company’s history of minimal credit losses and the nature of the Company’s customers at the time, no allowance for doubtful accounts was believed necessary at December 31, 2007 or at December 31, 2006.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. Goodwill is a significant item on the Company’s balance sheet and represents approximately 22% of our total assets as of December 31, 2007. Goodwill is identified on the face of the Balance Sheet.

Intangibles

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2006. Intangible assets are recorded at cost and amortized over their estimated useful lives using the straight-line method. Each asset is continually evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the asset. Additional amortization is recognized in the period a decline in value is identified.

The Company also recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. The application of purchase accounting to a business acquisition requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each.

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

As of December 31, 2007, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets. Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 38% of our total assets. Any impairment as a result of the estimate utilizing undiscounted net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Long-lived assets are identified on the face of the Balance Sheet as Intangibles. Amortization of Intangibles is identified on the face of the Statement of Operations within Cost of Sales.

Specific intangibles arose as a result of the Company’s acquisition of ORC. The Company allocated approximately $1,145,000 ($445,000 net book value at December 31, 2007) to customer list and relationships and $2,526,000 to goodwill. The Company’s senior management has discussed the development and selection of the accounting estimates relating to the purchase accounting for the ORC acquisition, the amortization period of the acquired intangibles and the lack of impairment of the assets, and the MD&A disclosure regarding those estimates, with the audit committee of the Company’s board of directors. Also, the Company engaged MP&S Valuations to perform an independent analysis to provide a qualified opinion on the Company’s methodology and calculations in determining the related intangibles valuations associated with the purchase accounting for the ORC acquisition.

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

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2027. As such, the Company has recorded a full valuation allowance against net deferred tax assets. WidePoint believes that its estimates are reasonable, given the lack of historical earnings and the fact that there may be significant limitations placed on the use of the NOL carryforwards. There is, however, a significant possibility that the Company will have sufficient income in the future to utilize substantial portions of the deferred tax assets. No assurance can be given that the final outcome of these matters will not be different than that which is described above. Such a change in the estimate reflected in the historical income tax provisions could have a material effect on the income tax provision and net income in the period in which such determination is made.

Stock–based compensation

The Company adopted SFAS 123R effective January 1, 2006, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the option’s effective date. The Company elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the Consolidated Statement of Operations and total compensation cost related to non-vested awards not yet recognized, as determined under the original provisions of SFAS 123, must also be recognized in the Consolidated Statement of Operations as vesting occurs.

As part of our implementation, management has established assumptions required for a basis of determining the fair value of stock options as calculated using the Black-Scholes option-pricing model. Management believes the results and conclusions relating to the assumptions, including; expected term, volatility, risk-free interest rate, and dividend rate are reasonable based on historical trends and expected future events. Management is not aware of any matters that would materially alter the assumptions used in the valuation of the stock options under the Black-Scholes option-pricing model. The forfeiture rates utilized in conjunction with the recognized stock compensation expense is reasonable and reflective of the expected rates for potentially cancelled, unvested stock options. Stock based compensation recognized during the period is properly stated and calculated as promulgated by SFAS 123R.

Results of Operations

Year Ended December 31, 2007 Compared to the Year ended December 31, 2006

Revenues.     Revenues for the year ended December 31, 2007, were approximately $14.1 million, a decrease of $3.9 million, as compared to revenues of approximately $18.0 million for the year ended December 31, 2006. This decrease was materially attributable to decreased sales associated with consulting services and software, partially offset by increased sales associated with the rollout of contract awards in support of the federal government’s HSPD-12 mandate and the DOD’s ECA program.

Our PKI credentialing and managed services segment experienced revenue growth of approximately 103% with revenues increasing $1,812,000 from approximately $1,751,000 for the year ended December 31, 2006, to approximately $3,563,000 for the year ended December 31, 2007, as a result of continuing adoption of the Federal Government’s mandate under HSPD-12 and the continuing adoption of the ECA program by the Department of Defense and its federal contractors. In the long-term we anticipate that our PKI credentialing and managed services sales should continue to increase as we witness the continued adoption of the ECA program by the Department of Defense federal contractors and the HSPD-12 program is increasingly adopted by the Federal Government agencies and departments. In the short-term we do anticipate a greater variability in revenue growth as we either await contract awards that have been delayed or as certain pilot programs expand to fully implemented programs in support of the HSPD-12 initiative.

Our consulting services segment experienced decreased revenues of $5.6 million from approximately $16.2 million for the year ended December 31, 2006 as compared to approximately $10.6 million for the year ended December 31, 2007. The decrease in revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was materially the result of a reduction in the sale of software associated with the various HSPD-12 programs that did not recur in 2007 as a result of budget delays, along with a reduction in consultants billable hours in 2007. In 2006, there were two sales of OEM software to a single customer that aggregated to approximately $7,000,000 that did not recur in 2007. The reduction in billable hours in 2007 as compared to 2006 was a result of difficulties in sourcing candidates for available open positions with the necessary skills throughout the course of the year.

Cost of Sales. Cost of sales for the year ended December 31, 2007, was approximately $10.6 million, or 75% of revenues, a decrease of approximately $3.7 million below cost of sales of approximately $14.3 million, or 79% of revenues, for the year ended December 31, 2006. The absolute dollar decrease in cost of sales was materially attributable to lower revenues while the improvement in the gross profit margin was materially attributable to an improvement in the sales mix of higher margin services. The proportion of PKI products and services in 2007 was 25% of total revenue compared to 10% of total revenue in 2006. The PKI products and services generate higher profit margins for the Company.

The cost elements related to consultant salaries, benefits and expenses at both ORC and WidePoint are substantially similar.

Gross profit. Gross profit for the year ended December 31, 2007, was approximately $3.6 million, or 25% of revenues, a decrease of $134,000 as compared to gross profit of approximately $3.7 million, or 21% of revenues, for the year ended December 31, 2006.

Sales and marketing. Sales and marketing expenses for the year ended December 31, 2007 were approximately $0.9 million, or 6% of revenues, as compared to approximately $0.9 million, or 5% of revenues, for the year ended December 31, 2006. The slight increase in sales and marketing expenses for the year ended December 31, 2007, was primarily attributable to an increase in the amount of sales and marketing expenditures for additional labor as a result of increased bid and proposal efforts related to the expansion of our PKI managed services segment.

General and administrative. General and administrative expenses for the year ended December 31, 2007 were approximately $3.2 million, or 22% of revenues, as compared to $3.3 million, or 19% of revenues, for the year ended December 31, 2006. The $0.1 million decrease in general and administrative expenses in 2007 was primarily attributable to the recognition of lower employee stock options expense of approximately $0.2 million for the year ended December 31, 2007 as compared to approximately $0.4 million for the year ended December 31, 2006.

Depreciation expense. Depreciation expense for year ended December 31, 2007, was approximately $83,000, or less than 1% of revenues, an increase of $48,000, as compared to approximately $35,000 of such expenses, or less than 1% of revenues, recorded by the Company for the year ended December 31, 2006. The increase in depreciation expenses for the year ended December 31, 2006, was primarily attributable to the increased pool of depreciable assets.

Interest income (expense). Interest income for the year ended December 31, 2007 was $104,000, an increase of $12,000 as compared to $93,000 for the year ended December 31, 2006. The increase in interest income in 2007 was primarily attributable to greater amounts of available cash and other securities. Interest expense for the year ended December 31, 2007 was $14,000 an increase of $4,000 as compared to $10,000 of interest expense for the year ended December 31, 2006. The increase in interest expense in 2007 was primarily attributable to capital lease purchases by ORC.

Income tax benefit. There was no income tax benefit for 2007, as compared to an income tax benefit for the year ended December 31, 2006 of $83.

        Net loss. As a result of the above, the net loss for the year ended December 31, 2007 was approximately $0.5 million, an increase of $0.1 million, as compared to the net loss of approximately $0.4 million for the year ended December 31, 2006.

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

	Year ended December 31, 2007	Year ended December 31, 2006
Consulting services
Revenues	$10,566,366	$16,202,217
Operating income	$527,861	$505,537
Total assets	$4,706,116	$6,877,676
PKI Credentialing and Managed Services
Revenues	$3,563,073	$1,750,992
Operating income	$133,159	$355,457
Total assets	$1,490,195	$1,214,489
Total Company
Revenues	$14,129,439	$17,953,209
Operating loss	$607,888 (1)	$517,594 (2)
Depreciation expense	$83,458	$35,131
Interest income (expense), net	$90,709	$82,956
Income tax benefit	--	$83
Net loss	$517,179	$434,555
Total Corporate assets	$5,067,645	$5,512,206
Total assets	$11,263,956	$13,604,371

(1)	Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $964,372 in unallocated corporate costs in sales, general and administrative expense.

(2)	Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $1,122,379 in unallocated corporate costs in sales, general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2007 and 2006, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.

Cash used by operating activities for the year ended December 31, 2007, was approximately $455,000 as compared to cash provided by operating activities of approximately $508,000 for the year ended December 31, 2006.  The decrease in cash balances available for operating activities for the year ended December 31, 2007, was primarily a result of a reduction in accounts payable and deferred revenues.  Capital expenditures in property and equipment were approximately $132,000, excluding any capital leases for the year ended December 31, 2007, as compared to capital expenditures in property and equipment of approximately $72,000, excluding capital leases for the year ended December 31, 2006. During the fourth quarter of 2007, the Company entered into a secured credit facility with Protexx, a PKI software and services company with which we have a strategic business relationship. The credit facility for approximately $100,000 was fully utilized and drawn down through December 31, 2007. The credit facility is collateralized by all of the assets of Protexx. During the first quarter of 2008, the credit facility was extended until June 30, 2008 and increased to $200,000. The facility bears interest at 10% simple interest.

The Company had decreases in its balance sheet in cash and cash equivalents, accounts receivables, prepaid expenses, and intangibles, offset by an increase in property and equipment and other assets, with decreases in accounts payable, accrued expenses, and deferred revenue, further offset by increases in capital lease obligations as of December 31, 2007 as compared to December 31, 2006. The decrease in assets and decrease in the liabilities in the Company’s balance sheet were primarily due to the reduction in revenues in 2007 as compared to 2006.

As of December 31, 2007, the Company had net working capital of approximately $3.3 million. WidePoint’s primary source of liquidity consists of approximately $1.8 million in cash and cash equivalents and approximately $4.8 million of accounts receivable. Current liabilities include approximately $3.4 million in accounts payable and accrued expenses. The Company’s business environment is characterized by rapid technological change, experiencing times of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s performance and outlook.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements through 2008. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion might require external financing that could include additional debt or equity capital. In January 2008, the Company acquired iSYS LLC with proceeds of approximately $3.8 million from the Company’s credit facility with Cardinal Bank. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.25% and the repayment date for such facility is April 30, 2009. This new revolving credit facility replaces the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually and the repayment date of such term loan is January 1, 2012.

On January 4, 2008, the Company completed the closing of the acquisition of all the issued and outstanding membership interests of iSYS from Mr. Jin Kang, the sole owner-member of iSYS, pursuant to the terms of a Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS, and Jin Kang. Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid Jin Kang the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock. The Company also issued an additional 3,000,000 shares of Company common stock in the name of Jin Kang, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the terms of the Membership Interest Purchase Agreement, Jin Kang also entered into an Employment and Non-Compete Agreement, dated as of January 4, 2008.

The subsequent credit facility and acquisition will increase the amount of debt and interest expense the Company will need to support, along with corresponding increases in assets and estimated proforma projected revenues and profits from operations. For the fiscal year ended December 31, 2007, iSYS is projected to have approximately $20 million in revenues and net income of approximately $1.4 million dollars. The estimated proforma financials representing both the Company and iSYS for the period ending December 31, 2007 reflects pro forma revenues of approximately $34 million and pro forma positive cashflows for such year after allowing for interest expense from the increased debt service of the credit facility to acquire iSYS. For more information concerning our acquisition of iSYS and the estimated proforma impact of the acquisition, please see our Form 8-K/A no. 1 filing on March 21, 2008.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could substantially differ from those estimates.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in “Management’s Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to the existence of the material weaknesses as of December 31, 2007, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

•	Inadequate segregation of duties within a significant account or process. We did not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. We also did not have appropriate software application controls as a result of the inadequate segregation of duties to ensure the integrity of our financial consolidation schedules and footnote disclosure reports are consistent and accurate. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

•	Inadequate documentation of the components of internal control. We did not maintain documented policies and evidence of compliance with our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in “Management’s Report on Internal Control Over Financial Reporting” comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and in the financial close process for fiscal year 2007.

Beginning during the fourth quarter of fiscal 2007 and in the first quarter of fiscal year 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

•	Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staffs duties and where necessary we have been segregating such duties with other personnel.
•	Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We have also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2007 and the first quarter of 2008, we undertook a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting,” above. Those measures, described under “Remediation Plan for Material Weaknesses,” initiated during the fourth quarter of fiscal year 2007, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006.

Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 2007 and 2006.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2007 and 2006.

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto:

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

2.1	Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS LLC, and Jin Kang. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.1	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.2	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.3	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.4	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.5	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.6	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION

10.7	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K/A filed on November 2, 2004.)

10.8	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 11, 2004.)

10.9	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.10	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.11	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 26, 2005. (Filed as Exhibit 10.46 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.12	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 28, 2005. (Filed as Exhibit 10.47 to the Registrant's Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.13	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.)

10.14	Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turssini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 30, 2007.)

10.15	Commercial Loan Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 21, 2007.)

10.16	Security Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 21, 2007.)

* Management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION

10.17	Promissory Note, dated August 16, 2007, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 21, 2007.)

10.18	Promissory Note, dated November 5, 2007, between Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, WidePoint Corporation, as lender, and Peter Letizia, as guarantor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-Q filed on November 9, 2007.)

10.19	Revolving Line of Credit Agreement, dated as of November 5, 2007, by and among Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, Peter Letizia, as guarantor, and WidePoint Corporation, as lender. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 10-Q filed on November 9, 2007.)

10.20	Security Agreement, dated as of November 5, 2007, given by Protexx, Inc. and each of its subsidiaries and 22THEN LLC, collectively, as debtors, to and in favor of WidePoint Corporation, as secured party. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 10-Q filed on November 9, 2007.)

10.21	Software Escrow Agreement, dated as of November 5, 2007, between 22THEN LLC and Protexx Incorporated, collectively, as supplier, WidePoint Corporation, as user, and Foley & Lardner LLP, as escrow agent. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 10-Q filed on November 9, 2007.)

10.22	$2,000,000 Installment Cash Promissory Note, dated January 4, 2008, issued by the Company in favor of Jin Kang. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.23	Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.24	Commercial Loan Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.25	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

* Management contract or compensatory plan.

EXHIBIT NO.	DESCRIPTION

10.26	$5,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.27	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.28	$2,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

10.29	Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on January 8, 2008.)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP(Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(Filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation
Date:	April 11, 2008	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer
Date:	April 11, 2008	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	April 11, 2008	/s/ STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
Dated:	April 11, 2008	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer
Dated:	April 11, 2008	/s/ JAMES M. RITTER
James M. Ritter
Director
Dated:	April 11, 2008	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director
Dated:	April 11, 2008	/s/ RON S. OXLEY
Ron Oxley
Director
Dated:	April 11, 2008	/s/ OTTO GUENTHER
Otto Guenther
Director
Dated:	April 11, 2008	/s/ GEORGE NORWARD
George Norward
Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Operations for the Years ended
December 31, 2007, and 2006	F-3
Consolidated Statements of Stockholders' Equity for the Years ended
December 31, 2007, and 2006	F-4
Consolidated Statements of Cashflows for the Years ended
December 31, 2007, and 2006	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP
Scottsdale, Arizona
April 11, 2008

WIDEPOINT CORPORATION AND SUBSIDIARIES
       Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,831,991	$2,774,813
Accounts receivable	4,808,832	6,220,444
Prepaid expenses and other assets	328,539	463,369

Total current assets	6,969,362	9,458,626

Property and equipment, net	435,859	205,231
Goodwill	2,526,110	2,526,110
Intangibles, net	1,165,461	1,358,212
Other assets	167,164	56,192

Total assets	$11,263,956	$13,604,371

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,715,180	$4,364,747
Accrued expenses	707,886	786,842
Deferred revenue	96,674	564,594
Short-term portion of deferred rent	--	3,057
Short-term portion of capital lease obligation	118,246	45,020
Total current liabilities	3,637,986	5,764,260

Capital lease obligation, net of current portion	162,976	67,851

Total liabilities	3,800,962	5,832,111

Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 0 and 195,214 shares issued and outstanding,
respectively, liquidation value $3,416,245	--	195
Common stock, $0.001 par value; 110,000,000 shares authorized, respectively;
52,558,697 and 50,494,759 shares issued and outstanding, respectively	52,559	50,495
Stock warrants	38,666	38,666
Additional paid-in capital	60,873,273	60,667,229
Accumulated deficit	(53,501,504)	(52,984,325)

Total stockholders' equity	7,462,994	7,772,260

Total liabilities and stockholders' equity	$11,263,956	$13,604,371

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated statements of operations

	For the Years Ended December 31,
	2007	2006
Revenues, net	$14,129,439	$17,953,209
Cost of revenues (including depreciation and amortization of
$446,387 and $428,394, respectively)	10,565,818	14,255,892

Gross profit	3,563,621	3,697,317
Sales and marketing	917,948	851,070
General and administrative	3,170,103	3,328,710
Depreciation expense	83,458	35,131

Loss from operations	(607,888)	(517,594)
Other income (expenses):
Interest income	104,248	92,669
Interest expense	(13,539)	(9,713)

Net loss before provision for income taxes	(517,179)	(434,638)

Income tax benefit	--	(83)

Net loss	(517,179)	$(434,555)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted-average shares outstanding	52,401,705	45,437,154

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Temporary Equity		Permanent Equity
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Common Stock Issuable	Stock Warrants	Related Party Notes Receivable	Additional Paid-In Capital	Accumulated Deficit	Permanent Equity Total
Balance,
December 31, 2005	1,195,714	$1,196	--	--	37,297,729	$37,298	1,905	$19,916	$--	$60,080,819	$(52,549,770)	$7,590,168

Issuance of	--	--			516,038	516	--	--	--	216,274	--	216,790
common stock
Issuance of
common stock --
options exercises					770,600	771				211,000		211,771
Issuance of
common stock -
Chesapeake	--	--			1,905,390	1,905	(1,905)	--	--	--	--	--
Conversion of
preferred stock	(197,000)	(197)	(803,500)	(804)	10,005,000	10,005	--	--	--	(9,004)	--	197
Reclass from
Temporary to Permanent
equity	(998,714)	(999)	998,714	999								999
Costs associated
from registration
statement	--	--			--	--	--	--	--	(235,225)	--	(235,225)
Issuance of
common stock warrants	--	--			--	--	--	18,750	--	--	--	18,750
Stock options expense										403,365		403,365
Net loss											(434,555)	(434,555)

Balance,
December 31, 2006	--	$--	195,214	$195	50,494,757	$50,495	--	$38,666	$--	$60,667,229	$(52,984,325)	$7,772,260

Issuance of common
stock -- options exercises					111,800	112	--	--	--	34,598		34,710

Conversion of
preferred stock			(195,214)	(195)	1,952,140	1,952	--	--	--	(1,757)
Costs associated
from registration statement	--	--			--	--	--	--	--	(1,513)		(1,513)

Stock options expense										174,716		174,716
Net loss											(517,179)	(517,179)
Balance,
December 31, 2007	--	$--	--	$--	52,558,697	$52,559	--	$38,666	$--	$60,873,273	$(53,501,504)	$7,462,994

The accompanying notes are an integral part of these consolidated statements

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(517,179)	$(434,555)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities
Depreciation expense	125,415	59,095
Amortization expense	404,430	404,429
Stock compensation expense	--	30,969
Stock options expense	174,716	403,365
Changes in assets and liabilities-
Accounts receivable	1,411,612	(2,875,172)
Prepaid expenses and other assets	134,583	(62,846)
Accounts payable and accrued expenses	(2,178,481)	2,982,253

Net cash provided by (used in) operating activities..	$(444,904)	$507,538
Cashflows from investing activities:
Software development costs	(211,679)	--
Purchases of property and equipment	(131,565)	(72,430)

Net cash used in investing activities	(343,244)	(72,430)

Cashflows from financing activities:
Principal payments on notes payable	(103,537)	--
Principal payments under capital lease obligation	(56,127)	(23,107)
Costs related to registration statement	(29,720)	(417,165)
Proceeds from exercise of stock options	34,710	215,371
Proceeds from exercise of warrants	--	204,571
Costs related to warrant exercise	--	(166,600)

Net cash used in financing activities	$(154,674)	$(186,930)
Net (decrease) increase in cash	(942,822)	248,178
Cash and cash equivalents, beginning of period	$2,774,813	$2,526,635

Cash and cash equivalents, ending of period	$1,831,991	$2,774,813

Supplementary cash flow information:
Liabilities incurred but not yet paid relating to registration
statement	--	28,207

Noncash investing and financing activity - capital leases for
acquisition of property and equipment	224,478	135,978
Insurance policies financed by short term notes payable	110,725	95,055
Cash paid for-
Interest	$13,539	$9,713

Income taxes	$--	$--

The accompanying notes are an integral part of these consolidated statements

WidePoint Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization, Nature ofOperations:

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

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has been augmented by our recent acquisition of ORC and our internal growth initiatives. In January 2008 we acquired iSYS LLC, a provider of mobile telecom management services, forensic informatics services, and information assurance services predominately to the United States federal government.

The Company has physical locations in Oakbrook Terrance, Illinois, Fairfax, Virginia, Alexandria, Virginia, and Chesapeake, Virginia. The Company employees work at various client locations throughout the upper Midwest, and Mid Atlantic areas of the United States.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions.  Included in the December 31, 2007 cash balances was $1,592,228 in interest bearing balances in one bank in excess of federally insured amounts, as compared to $1,924,324 for December 31, 2006. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable is due from the Federal Government and established private sector companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2006,
Allowance for doubtful accounts	$--	$21,869	$21,869	$--
For the year ended December 31, 2007,
Allowance for doubtful accounts	$--	$20,150	$20,150	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2007 and 2006, unbilled accounts receivable totaled $371,435 and $354,123, respectively.

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

The Company’s other revenues are derived from the delivery of non-customized software and the Company's PKI credential. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Revenue from the sale of PKI credentials is recognized when delivery occurs. Arrangements with customers on PKI related contracts may involve multiple deliverable elements. In these cases, the Company applies the principles prescribed in Emerging Issues Task Force Abstract (“EITF”) 00-21 Revenue Arrangements with Multiple Deliverables. The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by EITF 00-21, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

Should the sale of product or software involve an arrangement with multiple elements (for example, the sale of PKI Credential Seats along with the sale of maintenance, hosting and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

Significant Customers

During 2007, no customer individually represented at least 10% of revenues. During 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), individually represented 29% of revenues, and we therefore are materially dependent upon such customer. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2007, two clients, Headquarters Cryptologic Systems Group (HQ CPSG) and United Space Alliance, represented 24% and 14% of accounts receivable, respectively. As of December 31, 2006, one customer, Headquarters Cryptologic Systems Group (HQ CPSG), represented 54% of accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2007	2006
Computers, equipment and software	$657,883	$301,840
Less- Accumulated depreciation and amortization	(222,024)	(96,609)

	$435,859	$205,231

Depreciation expense is computed using the straight-line method over the estimated useful lives of three to five years.

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs related to software and implementation in connection with its internal use software systems.

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded $183,352 of amortization expense for the year ended December 31, 2007, as compared to $183,351 of amortization expense for the year ended December 31, 2006. Capitalized software costs, net, included in Other Intangibles at December 31, 2007 were approximately $0.7 million, as compared to approximately $0.7 million of capitalized software costs included in Other Intangibles at December 31, 2006.

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

Basic and Diluted Net Loss Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The inclusion of the conversion of preferred stock, outstanding options and warrants to purchase 7,176,257 and 9,146,447 shares, respectively, for the years ended December 31, 2007 and 2006 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the years ending December 31, 2007 and December 31, 2006, respectively, are presented as identical. Subsequent to December 31, 2007, 1,500,000 shares were issued in connection with the iSYS acquisition as well as an additional 3,000,000 placed in escrow for the related earnout provisions.

Stock-based compensation

Employee stock-based compensation:

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

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	--	--
Risk-free interest rate	4.52%	4.77 - 4.83%
Volatility factor	85%	57%
Expected life in years	4	4

The amount of compensation expense recognized under SFAS 123(R) during the years ended December 31, 2007 and December 31, 2006 under our plans was comprised of the following:

	Year ended December 31, 2007	Year ended December 31, 2006
General and administrative expense	$174,716	$403,365
Share-based compensation before taxes	$174,716	$403,365
Related income tax benefits	--	--
Share-based compensation expense	$174,716	$403,365
Net share-based compensation expenses per basic and diluted common shares	$0.01	$0.01

Since we have cumulative operating losses as of December 31, 2007 and December 31, 2006 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended December 31, 2007 and December 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

A summary of the option activity under our plans during the years ended December 31, 2007, and 2006, respectively, is presented below:

	# of Shares	Weighted average Grant date fair value Per share
NON-VESTED
Non-vested at January 1, 2006	1,098,099	$0.55
Granted	33,000	$2.28
Vested	(338,122)	$0.49
Forfeited	39,500	$0.42
Non-vested at December 31, 2006	753,477	$0.67
Granted	124,000	$0.58
Vested	(391,183)	$0.59
Forfeited	29,250	$0.43
Non-vested at December 31, 2007	457,044	$0.73
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2006	7,795,861	$0.31
Issued	124,000	$2.75
Cancelled	(46,000)	$0.45
Exercised	(770,600)	$0.27
Total outstanding at December 31, 2006	7,103,261	$0.36
Issued	124,000	$0.93
Cancelled	(30,250)	$0.48
Exercised	(111,800)	$0.31
Total outstanding at December 31, 2007	7,085,211	$0.37
Total exercisable at December 31, 2007	6,628,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2006 and 2007 was 3.86 and 3.75 respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2007 and 2006, respectively, were $5,200,151 and $13,310,592. The total intrinsic value of options exercisable on December 31, 2007 and 2006, respectively, were $5,151,104 and $12,239,348. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006, respectively, were $161,412 and $1,498,962. The Company issues new shares of common stock upon the exercise of stock options.

At December 31, 2007, 6,246,138 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,048,150 shares previously exercised through 2007 under the Company’s 1997 Stock Compensation Plans. This does not include warrants to purchase 3,999,999 shares granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At December 31, 2007, the Company had approximately $260,749 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.4 years.

Non-employee stock-based compensation:

The Company accounts for stock-based non-employee compensation arrangements using the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation and “Emerging Issues Task Force” EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to fair value measurements already required or permitted by existing standards. SFAS 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (SFAS 158). This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of these statements is prohibited. We believe the adoption of these statements will have a material impact on significant acquisitions completed after December 15, 2008.

In December 2007, the Securities and Exchange Commission published SAB Staff Accounting Bulletin (SAB) 110, which amends SAB 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under FAS 123R, Share Based Payment (FAS 123R).  SAB 110 provides that the SEC staff will accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 for “plain vanilla” options. Our adoption of SAB 110 is not expected to have a material effect on our consolidated financial position or results of operations.

        In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are evaluating the impact, if any, the adoption of this consensus will have on our results of operations, financial position or cash flows.

        The Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “The Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). EITF No. 06-4 addresses whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and APB Opinion No. 12, “Omnibus Opinion—1967", upon entering into such an arrangement. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. We will adopt EITF No. 06-4 in the first quarter of 2008.

The EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). EITF No. 06-11 addresses how an entity should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No 123R. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. Management is considering the impact that may result from the adoption of EITF No. 06-11.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations but does not believe it will have any impact on its financial condition and results of operations.

3.	Debt:

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007. The senior lending agreement has a maturity date of September 1, 2008. The Agreement provides for a $2 million revolving credit facility. Borrowings under the Agreement are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment, and bear interest at the prime rate minus 0.25%. The credit facility contains specific financial covenants related to working capital levels and consolidated net worth. There were no borrowings under the credit facility at December 31, 2007. In January of 2008, the Company terminated this credit facility and entered into a new credit facility with Cardinal Bank for up to $7 million. See footnote 11, subsequent events for a further description of the new credit facility.

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

During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. As a result of this acquisition the Company has acquired goodwill and intangibles. The following details the components of goodwill and intangibles:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
(1) ORC Intangible (Includes customer relationships and PKI
business opportunity purchase accounting valuations)	$1,145,523	$(700,081)
(2) PKI-I Intangible (Related to internally generated software)	334,672	(184,312)
(3) PKI-II Intangible	649,991	(292,011)
(4) PKI-III Intangible	211,679	--

Total	$2,341,865	$(1,176,404)

Aggregate Amortization Expense:
For year ended 12/31/04	$46,547
For year ended 12/31/05	$320,998
For year ended 12/31/06	$404,429
For year ended 12/31/07	$404,430

Estimated Future Amortization Expense:
For year ended 12/31/08	$404,429
For year ended 12/31/09	$374,272
For year ended 12/31/10	$175,081

(1)	The ORC intangible is made up of the estimated purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and its PKI business opportunity. The purchase accounting for ORC has been finalized after the completion of the Company’s intangible valuation methodology by an independent appraisal performed for the Company. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationship has an estimated life of 5 years. The PKI business opportunity intangible life was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity intangible was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average remaining life of this intangible asset class is approximately 2.3 years. The gross carrying amount and accumulated amortization as of December 31, 2006, respectively, were $1,145,523 and $479,003.

(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average remaining life of approximately 2.6 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The gross carrying amount and accumulated amortization as of December 31, 2006, respectively, were $334,672 and $126,108.

(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average remaining life of approximately 3 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The gross carrying amount and accumulated amortization as of December 31, 2006, respectively, were $649,991 and $166,863.

(4)	The PKI-III intangible is related to an additional PKI software development effort by ORC that was initiated in 2007. ORC is expected to commence sales on or about March 2008 of its PKI-III services. It is estimated that it will have a useful life of 3.0 years. No estimated future amortization expense has been determined for PKI-III.

The total weighted average remaining life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired in 2007 or 2006, nor any written off in the periods.

The changes in the carrying amount of goodwill for the year ended December 31, 2007 and 2006 are as follows:

Total
Balance as of January 1, 2006	$2,526,110
Goodwill adjusted	$--
Balance as of December 31, 2006	$2,526,110
Balance as of January 1, 2007	$2,526,110
Goodwill adjusted	$--
Balance as of December 31, 2007	$2,526,110

The goodwill acquired is associated with the acquisition of ORC in October of 2004. Management believes that as of December 31, 2007 the carrying value of the goodwill of ORC was not impaired.

5.	Income Taxes:

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

Income taxes for the years ended December 31 are as follows:

	2007	2006
Current Provision/(benefit)	$--	$(592,280)
Deferred Provision/(benefit)	--	592,197

	$--	$(83)

        The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.9	6.0
Non-deductible expenses	(0.5)	0.5
Increase (decrease) in valuation allowance	151.1	(43.9)

Expiration of state NOL carryforward and change in state effective tax rate	(189.5)	--

Other	--	3.4

	(0.0)	(0.0)

There has been no expense recognized for these options. As the amount of this tax expense has not been realized because of the net operating loss carryforwards, there will be no credit to additional paid in capital until the associated benefit is realized through a reduction of income taxes payable. During the year ended December 31, 2007, the Company recognized $174,716 in expense for book purposes for stock-based compensation. For tax purposes, the Company recognized an expense of $162,080 for stock option related compensation expense in the year ended December 31, 2007.The deferred tax assets (liabilities) consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$7,396,003	$8,286,246
AMT credit	13,853	13,853
Stock based compensation	224,539	161,200
Other assets	35,488	89,365

Total deferred tax assets	7,669,883	8,550,664
Deferred tax liabilities:
Intangibles	348,266	446,852
Capitalized software costs	276,077	276,800

Total deferred tax liabilities	624,343	723,652
Net deferred tax asset	7,045,540	7,827,012
Less- Valuation allowance	(7,045,540)	(7,827,012)

	$-0-	$-0-

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

As of December 31, 2007, the Company had federal and state net operating loss carry forwards of approximately $21 million and $7 million, respectively, to offset future taxable income. These carry forwards expire between 2010 and 2027 Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. There were no capital losses in excess of capital gains that expired in 2007.

Changes in the valuation allowance for the years ended December 31, are as follows:

	2007	2006
Opening balance	$(7,827,012)	$(6,882,850)
Decrease (increase)	781,472	(944,162)
Ending balance	$(7,045,540)	$(7,827,012)

As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. To date the Company has not completed a “Section 382” analysis. In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which became effective for years beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. While the Company does not have any interest and penalties related to unrecognized tax benefits, the Company’s policy is to recognize such expenses as tax expense.

6.	Stockholders Equity:

Preferred Stock

Our certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 0 and 195,214 shares were outstanding at December 31, 2007 and 2006, respectively. Preferred stock of 1,000,500 shares were converted during the year ended 2006 into 10,005,000 shares of Common Stock.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the year ended December 31, 2006, 10,005,000 shares of common stock were issued as the result of the conversion of 1,000,500 preferred shares by Barron, 400,000 shares of common stock were issued as the result of the exercise of warrants to purchase 400,000 shares by Westcap Securities, and 770,600 shares of common stock were issued as the result of the exercise of employee stock options to purchase 770,600 shares. During the year ended December 31, 2007 111,800 shares of common stock were issued as the result of the exercise of employee stock options to purchase 111,800 shares. As of December 31, 2007 there were 52,558,697 shares of common stock outstanding. See Note 11, Subsequent events for information concerning the issuance of additional common shares as a result of the iSYS acquisition in January 2008.

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

The following is a summary of the WidePoint options and management warrant activity:

	Number of Shares	Option Price Range	Weighted- Average Exercise Price
Outstanding, December 31, 2005	7,795,861	$0.07 - 1.35	$0.31

Granted	124,000	2.70 - 2.80	2.75
Exercised	(770,600)	0.07 - 0.76	0.27

Canceled or expired	(46,000)	0.45 - 1.35	0.45

Outstanding, December 31, 2006	7,103,261	0.07 - 2.80	0.36

Granted	124,000	0.93 - 0.93	0.93
Exercised	(111,800)	0.07 - 0.45	0.31
Canceled or expired	(30,250)	0.45 - 1.35	0.48

Outstanding, December 31, 2007	7,085,211	0.07 - 2.80	0.37

8.	Commitments and Contingencies:

The company has entered into a number of leases for its office locations as described above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases. The terms of the operating leases run through 2013 and the total commitments per year are as follows:

Year Ended December 31,	Operating Leases
2008	$470,123
2009	86,114
2010	6,301
2011	5,839
Beyond 2011	4,604

Total	$572,981

Capital Leases

The Company has leased certain equipment under capital lease arrangements. Future minimum payments required under the leases are as follows:

Year 2008	$135,906
2009	103,281
2010	71,466

310,653
Less portion representing interest	(29,431)

Net minimum lease payments
Under capital leases	281,222
Current portion	(118,246)

Long-term portion	$162,976

The capital leases entered into in the year ended December 31, 2007 are for periods of two to three years. Total carrying value of assets under capital leases at December 31, 2007 was $238,013. Depreciation for the year ended December 31, 2007 was $57,471, and accumulated depreciation at December 31, 2007 was $82,718.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

9.	Segment reporting:

Segments are defined by SFAS No. 131, ÒDisclosures about Segments of an Enterprise and Related Information,Ó as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Year ended December 31, 2007	Year ended December 31, 2006
Consulting services
Revenues	$10,566,366	$16,202,217
Operating income	$527,861	$505,537
Total assets	$4,706,116	$6,877,676
PKI Credentialing and Managed Services
Revenues	$3,563,073	$1,750,992
Operating income	$133,159	$355,457
Total assets	$1,490,195	$1,214,489
Total Company
Revenues	$14,129,439	$17,953,209
Operating loss	$607,888 (1)	$517,594 (2)
Depreciation expense	$83,458	$35,131
Interest income (expense), net	$90,709	$82,956
Income tax benefit	--	$83
Net loss	$517,179	$434,555
Total Corporate assets	$5,067,645	$5,512,206
Total assets	$11,263,956	$13,604,371

(1)	Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $964,372 in unallocated corporate costs in sales, general and administrative expense.

(2)	Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $1,122,379 in unallocated corporate costs in sales, general and administrative expense.

10.	Note Receivable:

In November 2007, the Company entered into a secured credit facility with Protexx, a PKI software and services company with whom the Company has a strategic business relationship. The credit facility calls for the Company to provide up to approximately $100,000 to Protexx. The facility was fully utilized and drawn down to $100.000 at December 31, 2007. The balance is presented within Prepaid Expenses and Other Assets in the accompanying balance sheet at December 31, 2007. The credit facility is collateralized by all of the assets of Protexx. During the first quarter of 2008, the credit facility was extended until June 30, 2008 and increased to $200,000. The facility bears interest at 10% simple interest.

11.	Subsequent Events:

On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.25% and the repayment date for such facility is April 30, 2009. This new revolving credit facility replaces the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually, is ratably paid down monthly over the 4 year term on a straight line basis, and the repayment date of such term loan is January 1, 2012.

Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock issued at a stock price of $1.20 per common share of WidePoint Corporation for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. The aggregate purchase price was $8,902,722 including $102,722 of acquisition costs and without consideration for the contingent issuance of the 3,000,000 earnout shares. The value of the 1,500,000 unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share.

The Company has not yet finalized the allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the latest available information on iSYS, at December 31, 2007. The allocation of the purchase price was based upon management’s estimates and assumptions:

iSYS at December 31, 2007
Current assets	$4,670,801
Property, plant and equipment, net	59,463
Intellectual property	2,000,000
Goodwill	4,687,732
Other non current assets	12,117

Total assets acquired	$11,430,113

Current liabilities	$2,527,391

Total liabilities assumed	$2,527,391

The operations of iSYS will be included in the Company’s results of operations beginning on January 4, 2008, the acquisition date. The factors resulting in goodwill were iSYS’s name, reputation, and established key personnel. None of the goodwill will deductible for tax purposes.

The accompanying consolidated pro forma information gives effect to the iSYS acquisition as if it had occurred on January 1, 2006 and its results of operations were included in the years ended December 31, 2007 and 2006 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of iSYS been completed on January 1, 2006.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue	$34,044,865	$28,975,018

Net income (loss)	$952,971	$(648,388)

Income (loss) per share, basic and diluted	$0.02	$(0.01)