Form 10-K/A
period 2007-12-31
WIDEPOINT CORP
filed 2008-04-29
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2007

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	000-23967	52-2040275
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification No.)

One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: (630) 629-0003

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2007, as set forth in the pages attached hereto:

Part III	Item 10	Directors, Executive Officers and Corporate Governance.
	Item 11	Executive Compensation.
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
	Item 13	Certain Relationships and Related Transactions, andDirector Independence.
	Item 14	Principal Accountant Fees and Services.
Part IV	Item 15(b)	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: April 29, 2008	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Chief Financial Officer

INTRODUCTORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and originally filed on April 14, 2008, for purposes of (i) adding information under Items 10, 11, 12, 13 and 14 of Part III previously incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2008 annual meeting of stockholders, and (ii) amending Item 15(b) to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as exhibits 31.1A, 31.2A, and 32A attached hereto pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) under the Securities Exchange Act.

Part III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2008:

Name	Age	Position
Steve Komar	66	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	44	Vice President, Chief Financial Officer, Secretary and Director
James Ritter	63	Director
Morton Taubman	64	Director, Chairman of the Audit Committee
Ron Oxley	62	Director
Otto Guenther	66	Director
George Norwood	65	Director
Mark Mirabile	45	Vice President, Chief Operations Officer and Director
Daniel Turissini	48	Vice President, Chief Technology Officer and Chief Executive Officer and President-Operational Research Consultants, Inc.
Jin Kang	43	President of iSYS LLC.

        Steve Komar has served as a director since December 1997 and became Chairman of the Board of Directors in October 2001. Mr. Komar has also served as Chief Executive Officer since December 2001. From June 2000 until December 2001, Mr. Komar served as a founding partner in C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. From 1980 to 1991, Mr. Komar served in a number of financial management positions with CitiGroup, including the role of Chief Financial Officer of Diners Club International and Citicorp Information Resources, respectively. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University. Mr. Komar serves on the Board of Directors for a term of three years expiring at the 2008 Annual Meeting of Shareholders.

        James McCubbin has served as a director and as our Secretary and Treasurer since November 1998. Since August 1998, Mr. McCubbin has also served as our Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin presently serves on the Board of Director’s of Tianjin Pharmaceutical Company and is its Audit Committee Chairman. Mr. McCubbin was on the Board of Director’s of Redmile Entertainment until his resignation on March 1, 2008. Presently, Mr. McCubbin provides financial consulting services to Redmile Entertainment. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management. Mr. McCubbin serves on the Board of Directors for a term of three years expiring at the 2008 Annual Meeting of Shareholders.

        James Ritter has served as a director since December 1999 and as Assistant Secretary since December 2002. Mr. Ritter is also the Chairman of the Compensation Committee and is a member of the Audit Committee and the Corporate Governance and Nominating Committee. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems. Mr. Ritter serves on the Board of Directors for a term of three years expiring at the 2009 Annual Meeting of Shareholders.

        Morton Taubman has served as a director since his appointment on March 10, 2006 to serve out the remaining term of G.W. Norman Wareham who resigned his position on March 7, 2006. Mr. Taubman is also the Chairman of the Audit Committee and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Taubman is an attorney and certified public accountant with an expertise in corporate law, government contracting and international relations. Prior to forming his own law firm, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior and executive partner at Ginsburg, Feldman and Bress, LLP an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, a partner at Coopers & Lybrand and a special agent with the U.S. Treasury Department. Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University. He presently also serves as special corporate counsel to Global Options Group, Inc. and Global Options, Inc., a company focusing on U.S. federal security services and as general counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor. He holds a bachelor’s degree in accounting from the University of Baltimore, a J.D. in Law from the University of Baltimore Law School and a Master of Law degree from Georgetown. Mr. Taubman serves on the Board of Directors for a term of three years expiring at the 2010 Annual Meeting of Shareholders.

        Ron Oxley has served as a director since his appointment on August 15, 2006. Mr. Oxley is also the Chairman of the Corporate Governance and Nominating Committee and is a member of the Company’s Compensation Committee. Mr. Oxley has had a distinguished career within the U.S. Federal Government and industry. His U.S. federal government career spanned almost 28 years with the Office of the Secretary of Defense and with the Departments of the Navy, Army and Air Force where he held various senior level executive positions. The last nine years of his federal career was at the Office of the Secretary of Defense where he monitored the development of the office’s defense-wide strategic vision and implementation plan for command, control, communications, intelligence, surveillance and reconnaissance. Subsequent to his U.S. federal government career he also successfully honed his business skills as a senior level executive with several prominent U.S. federal government contractors that included Litton/PRC, Emergent Information Technologies and L-3 Communications. Mr. Oxley currently serves as an executive vice president of ARC International Corporation. ARC specializes in providing domestic and international middle-market and emerging growth companies with a broad range of strategic advisory services. Prior to joining ARC in 2004, Mr. Oxley was president and general manager of L-3 Communications Analytics Corporation based in Vienna, Va. L-3 Communications is a provider of information technology solutions to both industry and government, primarily in the aerospace and defense arena. Mr. Oxley served in the same capacity at Emergent Information Technologies, Inc. prior to being acquired by L-3 Communications in November 2001. He came to Emergent in April 2000, from Litton/PRC Inc, where he was senior vice president of business development and marketing. Before joining Litton/PRC in 1996, Mr. Oxley spent more than 28 years in the U.S. federal government, during which he was awarded a series of Meritorious Service Awards and was nominated for a Presidential Executive Career Award in 1996. Mr. Oxley holds a top secret SCI clearance with life style polygraph. He holds a Master of Science degree in systems management from the University of Southern California and a Bachelor of Science degree in business administration from California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam. Mr. Oxley serves on the Board of Directors for a term of three years expiring at the 2010 Annual Meeting of Shareholders.

        Lieutenant (Ret.) General Otto Guenther, has served as a director since his appointment on August 15, 2007. General Guenther serves as a member of the Corporate Governance and Nominating Committee and Compensation Committee. He joins the board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of exceptional leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council. General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area. Gen. Guenther was awarded several honors by the Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into Government Computer News Hall of Fame. General Guenther received a bachelor’s degree in economics from Western Maryland College, now called McDaniel College, and a master’s degree in procurement and contracting from the Florida Institute of Technology. Shareholders will be asked to ratify the Board’s appointment of General Guenther at the 2008 Annual Meeting of Shareholders for a term expiring at the 2009 Annual Meeting of Shareholders.

        Major (Ret.) General Norwood has served as a director since his appointment on August 15, 2007. General Norwood is currently President and CEO of Norwood & Associates, Inc. of Tampa, Fla., which maintains extensive international and U.S. networks of government, military and private sector contacts while providing technical and strategic planning expertise to corporations pursuing defense-related opportunities. General Norwood previously served as Deputy Chief of Staff for the United Nations Command and United States Forces in Korea from 1995 to 1997. He also served as the U.S. member of the United Nations Command’s Military Armistice Commission responsible for crucial general officer level negotiations with North Korea. General Norwood served as Commander of the 35th Fighter Wing at Misawa Air Base in Japan in the early/mid-1990‘s, and earlier as Deputy Inspector General and Director of Inspections for the U.S. Air Force in Washington, D. C. Other key assignments included the following: senior leadership positions in F-16 fighter wings in Europe; War Reserve Material and Munitions Planning, Programming, and Budgeting expert at the Pentagon; and F-16 fighter squadron Commander and Operations Officer at Nellis Air Force Base in Nevada. Norwood also served two combat tours in Southeast Asia in A-1 and F-4 aircraft. General Norwood currently serves on the boards of directors of Airborne Tactical Advantage Company and Scalable Network Technologies. He is on the board of strategic advisors of AtHoc, Inc. Gen. Norwood received a bachelor’s degree in mathematics from San Diego State University and a master’s degree in business administration from Golden Gate University. He is a graduate of the National War College and Defense Language Institute. Shareholders will be asked to ratify the Board’s appointment of General Norwood at the 2008 Annual Meeting of Shareholders for a term expiring at the 2009 Annual Meeting of Shareholders.

        Mark Mirabile has served as Vice President and Chief Operations Officer of WidePoint since December 2001. From June 2000 to November 2001, Mr. Mirabile served as Vice President of Sales and Marketing. Prior to that time, from November 1992 to May 2000, Mr. Mirabile served as the Vice President of Eclipse Information Systems, Inc., a wholly-owned subsidiary of WidePoint. Mr. Mirabile was a co-founder of Eclipse Information Systems, Inc. prior to its acquisition by WidePoint in December 1998. Mr. Mirabile has over 20 years experience in IT at both the executive and technical levels. He has an Associates Degree in Applied Science-Accounting from Daley Community College in Chicago.

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

        Mr. Kang has served at the President of WidePoint subsidiary iSYS LLC since it acquisition in January 2008. He founded the company in 1999 and has successfully managed the company as its President from its inception. Mr. Kang has over 20 years of professional experience in the Federal Government Information Technology Services field. Prior to starting iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190M in sales. He had management responsibility for all personnel and contract performance for the D/SIDDOMS contract for U.S. Health Affairs. Mr. Kang received a Bachelor and a Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

        Our executive officers are elected by, and serve at the discretion of, the board of directors.

        There are no family relationships among any of our executive officers or directors.

Code of Ethics

        The Company’s Board of Directors has a code of ethics for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at www.widepoint.com.

Audit Committee

        The Company has an Audit Committee. The members of the Audit Committee are:

•	Morton S. Taubman (Chair)
•	James Ritter
•	George Norwood

        The Audit Committee met four times in 2007. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by WidePoint regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Committee members meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Vice President and Chief Financial Officer. The Board has determined that Mr. Taubman, an independent director, satisfies the “accounting or related financial management expertise” requirements set forth in the AMEX Corporate Governance Rules, and has designated Mr. Taubman as the “audit committee financial expert”, as such term is defined by the SEC.

Nominating Committee

        There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on a review of Forms 3 and 4 filed during 2007, Mr. Mirabile filed one Form 4 and Mr. Norwood and Guenther filed one Form 3, respectively, after the end of the second business day following the day on which a change in beneficial ownership occurred, with each Form 4 and Form 3 reporting one transaction.

ITEM 11.	EXECUTIVE COMPENSATION.

        The following table contains information about the Chief Executive Officer and the three other most highly paid executive officers whose total compensation earned during 2007 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Steve Komar	2007	40,000	--	--	--	--	--	7,200	47,200
Chief Executive	2006	40,000	--	--	--	--	--	7,200	47,200
Officer
James McCubbin	2007	119,000	--	--	--	--	--	6,000	125,000
Chief Financial	2006	119,000	--	--	--	--	--	6,000	125,000
Officer
Mark Mirabile	2007	119,000	--	--	--	--	--	6,000	125,000
Chief Operations	2006	119,000	--	--	--	--	--	6,000	125,000
Officer
Dan Turissini (2)	2007	225,000	50,000	--	--	--	--	--	275,000
Chief Technology	2006	225,000	--	--	--	--	--	--	225,000
Officer and Chief
Executive Officer
of ORC

(1) For Mr. Komar, represents a monthly home office and cell phone allowance of $600. For Mr. McCubbin, represents a monthly home office allowance of $500. For Mr. Mirabile, represents a monthly auto allowance of $500.
(2) For Mr. Turissini a bonus was paid in 2007 for the extension of his employment agreement for an additional two years.

        The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option and warrant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expration Date
Steve L. Komar,	425,000	--	--	$0.07	7/7/2012
Chairman,
President & Chief	50,000	--	--	$0.09	4/24/2013
Executive Officer
	50,000	--	--	$0.13	12/31/2013
	1,333,333	--	--	$0.235	7/14/2009

James T. McCubbin,	1,000	--	--	$1.35	7/3/2010
Vice President,
Chief Financial	450,000	--	--	$0.17	1/2/2010
Officer, Secretary
and Treasurer	1,333,333	--	--	$0.235	7/14/2009

Mark Mirabile,	1,000	--	--	$1.35	7/3/2010
Chief Operations
Officer	415,000	--	--	$0.17	1/2/2011
	1,333,333	--	--	$0.235	7/14/09

Daniel Turissini,	470,000	--	--	$0.76	9/14/2015
Chief Technology
Officer and Chief
Executive Officer of
ORC

        There were no option grants or exercises made by the named executive officers in 2007.

Pension Benefits and Non-Qualified Deferred Compensation

        The Company does not maintain a defined benefit pension program nor does it maintain a non-qualified deferred compensation program.

Employment Agreements and Compensation Arrangements; Termination and Change in Control Provisions

        The following describes the terms of employment agreements between the Company and the named executive officers and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

        Mr. Komar. On July 1, 2002, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President. The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year options remaining. On July 1, 2006, the fourth of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $40,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) >reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The employment agreement also contains termination and change of control provisions as a result of (a) Mr. Komar’s death or permanent disability which renders him unable to perform Employee’s duties hereunder (as determined by the Company in its good faith judgment), (b) by Mr. Komar’s resignation upon the expiration of the Employment Period, provided that Mr. Komar gives at least ninety (90) days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. Komar if Mr. Komar is also a director of the Company at that time) with at least ninety (90) days notice to be provided by the Company to Mr. Komar prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause. In the event Mr. Komar is not in breach of the employment agreement and the Employment Period is terminated prior to the expiration of the then current term, then in certain events, termination payments may become payable by the Company as set forth in more detail below. In the event of the death or permanent disability of Mr. Komar, $50,000 shall be paid to Mr. Komar or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional two (2) years.

        In the event of Mr. Komar’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $250,000 will be due and payable by the Company to Mr. Komar as a severance payment, which payment will be paid in twelve (12) equal installment payments of $20,833.33 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under his agreement, then a $100,000 lump sum payment is immediately due to Mr. Komar, and any future payments under this agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business shall result in a $150,000 payment to Mr. Komar. In the event of the insolvency of the Company while Mr. Komar is employed by Company as Chief Executive Officer or similar position of control, then all obligations under this Agreement will immediately terminate except that the Company shall pay to Mr. Komar a termination payment of $50,000.00 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. Komar by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. Komar. Cause shall mean (i) the repeated failure or refusal of Mr. Komar to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Komar, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of this Agreement by Mr. Komar which is not cured within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. Komar of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. McCubbin. On July 1, 2002, we entered into an employment agreement with James McCubbin, our Chief Financial Officer. The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year options remaining. On July 1, 2006, the fourth of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The employment agreement also contained termination and change of control provisions as a result of (a) Mr. McCubbin’s death or permanent disability which renders Mr. McCubbin unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) Mr. McCubbin’s resignation upon the expiration of the Employment Period, provided that Mr. McCubbin gives at least ninety (90) days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. McCubbin if he is also a director of the Company at that time) with at least ninety (90) days notice to be provided by the Company to Mr. McCubbin prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause.

        In the event Mr. McCubbin is not in breach of this Agreement and the Employment Period is terminated prior to the expiration of the then current term, then in certain events as described below, termination payments may become payable by the Company. In the event of the death or permanent disability of Mr. McCubbin, $50,000 shall be paid to Mr. McCubbin or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional two (2) years. In the event of Mr. McCubbin’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $125,000 will be due and payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in twelve (12) equal installment payments of $10,416.66 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under this agreement, then a $100,000 lump sum payment is immediately due to Mr. McCubbin, and any future payments under this agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business shall result in a $150,000 payment to Mr. McCubbin. In the event of the insolvency of the Company while Mr. McCubbin is employed by Company as Chief Financial Officer or similar position of control, then all obligations under this Agreement will immediately terminate except that the Company shall pay to Mr. McCubbin a termination payment of $50,000 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. McCubbin by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. McCubbin. Cause shall mean (i) the repeated failure or refusal of Mr. McCubbin to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) of Mr. McCubbin, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of this Agreement by Mr. McCubbin which is not cured by Employee within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. McCubbin of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. Mirabile. On July 1, 2002, we entered into an employment agreement with Mark Mirabile, our Chief Operations Officer. The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year options remaining. On July 1, 2006, the fourth of the one-year renewal options was exercised. The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The employment agreement also contained termination and change of control provisions as a result of (a) Mr. Mirabile’s death or permanent disability which renders Mr. Mirabile unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) his resignation upon the expiration of the Employment Period, provided that the he gives at least ninety (90) days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. Mirabile if he is also a director of the Company at that time) with at least ninety (90) days notice to be provided by the Company to Mr. Mirabile prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause. In the event Mr. Mirabile is not in breach of this Agreement and the Employment Period is terminated prior to the expiration of the then current term, then in certain events as described below, termination payments may become payable by the Company. In the event of the death or permanent disability of Mr. Mirabile, $50,000 shall be paid to Mr. Mirabile or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional two (2) years. In the event of Mr. Mirabile’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $125,000 will be due and payable by the Company to Mr. Mirabile as a severance payment, which payment will be paid in twelve (12) equal installment payments of $10,416.66 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. Mirabile as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. Mirabile as a severance payment, which payment will be paid in one lump-sum payment within thirty (30) days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under this agreement, then a $100,000 lump sum payment is immediately due to Mr. Mirabile, and any future payments under this agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business shall result in a $150,000 payment to Mr. Mirabile. In the event of the insolvency of the Company while Mr. Mirabile is employed by the Company as Chief Operations Officer or similar position of control, then all obligations under this Agreement will immediately terminate except that the Company shall pay to Mr. Mirabile a termination payment of $50,000.00 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. Mirabile by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. Mirabile. Cause shall mean (i) the repeated failure or refusal of Mr. Mirabile to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Mirabile, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of this Agreement by Mr. Mirabile which is not cured within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. Mirabile of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. Turissini. On October 24, 2004, the Company entered into an employment agreement with Daniel Turissini, our Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary, Operational Research Consultants, Inc. (“ORC”). The employment agreement had an initial term expiring on October 25, 2006. On October 25, 2006 the Company entered into an addendum to the employment agreement that provided that Mr. Turissini’s employment agreement shall be annually renewable through October 31, 2009. The agreement provides for (1) a base salary of $225,000 per year, (2) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The agreement also contains a termination provision. His employment period will continue from the date his agreement on October 24, 2004 unless terminated earlier by (a) Mr. Turissini’s death or permanent disability which renders the him unable to perform his duties hereunder (as determined by the Company and WidePoint in their good faith judgment), (b) Mr. Turissini’s resignation, commencing from and after the third anniversary date of this Agreement, upon prior written notice to ORC and WidePoint of ninety (90) days before the annual anniversary date of this Agreement, or (c) ORC and/or WidePoint for Cause. Cause shall mean (i) the repeated failure or refusal of Mr. Turissini to follow the lawful directives of ORC, WidePoint or their designee (except due to sickness, injury or disabilities), after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to thirty (30) days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Turissini, which, in the good faith judgment of ORC and WidePoint, materially injures ORC or WidePoint, including the repeated failure to follow the policies and procedures of ORC or WidePoint, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to thirty (30) days, (iii) a material breach of this Agreement by Mr. Turissini, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to thirty (30) days, (iv) the commission by Mr. Turissini of a felony or other crime involving moral turpitude or the commission by Mr. Turissini of an act of financial dishonesty against ORC or WidePoint or (v) a proper business purpose of ORC or WidePoint, which shall be limited only to a decrease in the staffing of the office in which Mr. Turissini is working or the elimination of the position filled by Mr. Turissini as a result of a material decrease in revenues and/or profits at the office in which Mr. Turissini is working, but with other cost cutting measures and the termination of other employees at such office being first considered and instituted as determined in the sole judgment of ORC and WidePoint prior to the termination of Mr. Turissini; provided, however, that in the event ORC terminates Mr. Turissini under this subparagraph (v), then (I) the scope of the non-compete under Paragraph 5 shall be limited to the products and services offered by ORC as of the termination of Mr. Turissini under subparagraph (v) and (II) ORC shall pay to Mr. Turissini the lesser of (A) Mr. Turissini’s salary and benefits each month for the six (6) month period immediately following such termination under subparagraph (v) or (B) in the event less than six (6) months remains in the then current term of Mr. Turissini’s employment with ORC, then Mr. Turissini shall receive his salary and benefits each month for such lesser remaining period of time.

        Mr. Turissini’s employment agreement further provides that for one year following the termination of Mr. Turissini’s agreement as a result of his resignation or a termination by ORC or the Company for cause, Mr. Turissini will not own, manage, control, participate in, consult with, advertise on behalf of, render services for or in any manner engage in any competitive business of soliciting or providing any computer, technology, information technology, consulting or any other services and/or products of any type whatsoever to any federal, state and/or local governments and/or to any existing or targeted customers or clients of ORC and/or WidePoint; nor shall Mr. Turissini attempt to influence any then existing or targeted customers, clients or suppliers of ORC or WidePoint to curtail any business they are currently, or in the last 36 months have been, transacting with ORC or WidePoint. In the event that Mr. Turissini is terminated due to a decrease in the staffing of the office in which Mr. Turissini is working or the elimination of the position filled by Mr. Turissini, the non-compete obligations set forth above shall be limited to products and services offered by ORC at the time of termination. Furthermore, during such period, Mr. Turissini shall not, without ORC’s or WidePoint’s prior written consent, knowingly solicit or encourage any existing employee or recruit to leave or discourage their employment with ORC or WidePoint.

Director Compensation

        Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for fees paid and stock option compensation expense recognized by the Company in 2007:

Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Ritter	12,000	--	--	12,000
Ronald Oxley	12,000	--	--	12,000
Morton Taubman	12,000	--	--	12,000
George Norwood (2)	6,000	$19,114	--	25,114
Otto Guenther (2)	6,000	$19,114	--	25,144

(1) The amounts set forth in this column represents compensation expense as determined by the Black-Scholes calculation recognized by the Company in 2007 with respect to the options grants to Mr. Norwood and Mr. Guenther in 2007. Reference is made to Note X to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 with respect to the calculation of such expense. The aggregate number of shares subject to outstanding options held by each director as of December 31, 2007 is as follows: Mr. Ritter 50,000; Mr. Oxley 62,000; and Mr. Taubman 62,000, General Norwood 62,000, and General Guenther 62,000.
(2) General’s Norwood and Guenther were appointed to the Board of Directors in August of 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of April 27, 2008.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

Names and Complete Mailing Address	Number of Shares	Percent of Common Stock Outstanding
Capital Group International, Inc.	6,902,960	12.8% (1)
and Capital Guardian Trust Company
11100 Santa Monica Blvd
Los Angeles, CA 90025
Citigroup Inc., Citigroup Global Markets, Inc.,	4,997,500	9.3% (2)
Citigroup Financial Products Inc,
and Citigroup Global Markets Holdings Inc.
388 Greenwich Street
New York, NY 10013

(1) Capital Group International, Inc and Capital Guardian Trust Company has sole voting power in respect to 5,009,010 shares listed above; no shared voting power in respect to the shares listed above; sole dispositive power in respect to 6,902,960 shares; and no shared dispositive power in respect of all the shares listed above.
(2) Citigroup Inc, Citigroup Global Markets, Citigroup Financial Products Inc., and Citigroup Global Markets Holdings Inc. has no sole voting power in respect to the shares listed above; has shared voting power over 4,997,500 shares in respect to the shares listed above; no sole dispositive power in respect to the shares listed above; and shared dispositive power in respect of all the shares listed above.

        The following table sets forth the number of shares of our Common Stock beneficially owned as of April 27, 2007 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days.

Security Ownership of Directors and Executive Officers

Directors, Nominees and Executive Officers	Shares of Common Stock (1)	Number of Percent of Outstanding Common Stock (1)
Steve Komar (2)	2,658,333	4.9%
Morton Taubman (3)	62,000	0.1%
James McCubbin (4)	2,599,333	4.8%
James Ritter (5)	58,000	0.1%
Mark Mirabile (6)	2,699,333	4.9%
Daniel Turissini (7)	1,299,611	2.4%
Ronald Oxley (8)	60,000	0.1%
Jin Kang (9)	1,815,000	3.4%
Otto Guenther (10)	33,000	0.1%
George Norwood (11)	33,000	0.1%
All directors and
officers as a group
(10 persons) (12)	11,267,610	20.8%

(1) Assumes in the case of each shareholder listed in the above list that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2) Includes (i) 800,000 shares of Common Stock purchased by Mr. Komar on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 425,000 shares of Common Stock that may be purchased by Mr. Komar at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (iii) 50,000 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iv) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, with all such shares fully vested as of December 31, 2004, and (v) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004, with all such shares fully vested as of December 31, 2005.

(3) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Taubman at a price of $2.70 per share until March 10, 2016, pursuant to a stock option granted to him on March 10, 2006 under the Directors Plan, with 8,000 shares vested on March 10, 2006, 2,000 shares vested on March 10, 2007, and 2,000 shares vested on March 10, 2008 and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $2.70 per share through March 10, 2016, under an option granted on March 10, 2006, with 25,000 such shares fully vested on March 10, 2006 and 25,000 such shares fully vested on December 31, 2006.

(4) Includes (i) 815,000 shares of Common Stock purchased by Mr. McCubbin on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 450,000 shares of Common Stock that may be purchased by Mr. McCubbin at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iii) 1,000 shares of Common stock that may be purchased by Mr. McCubbin at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (iv) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(5) Includes (i) 8,000 shares of Common Stock owned directly by Mr. Ritter, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003.

(6) Includes (i) 830,000 shares of Common Stock purchased by Mr. Mirabile on July 8, 2002 in a private transaction without registration under the Securities Act of 1933, pursuant to the private offering exemption under Section 4(2) thereof, (ii) 70,000 shares of Common Stock issued to Mr. Mirabile in December 1998 in connection with our prior acquisition of Eclipse, (iii) 415,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iv) 1,000 shares of Common Stock that may be purchased by Mr. Mirabile at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (v) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(7) Includes (i) 825,000 shares of Common Stock issued to Mr. Turissini in connection with the Company’s acquisition in October 2004 of Operational Research Consultants, Inc., (ii) 470,000 shares of Common Stock that may be purchased by Mr. Turissini at a price of $0.76 per share until September 14, 2015, pursuant to a stock option grant to him on September 14, 2005, and (iii) 4,611 shares of restricted Common Stock privately issued to Mr. Turissini by the Company as a result of a stock award earned in 2005 and paid to him on in 2006.

(8) Includes (i) 10,000 shares of Common Stock that may be purchased by Mr. Oxley at a price of $2.80 per share until August 16, 2016, pursuant to a stock option granted to him on August 16, 2006 under the Directors Plan, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $2.80 per share through August 16, 2016, under an option granted on August 16, 2006, with 25,000 shares vested on August 16, 2006 and 25,000 shares vested on December 31, 2006. Does not include 2,000 shares that may be purchased by Mr. Oxley at a price of $2.80 per share until August 16, 2016, pursuant to a stock option granted to him on August 16, 2006 under the Directors Plan that vest on August 16, 2008.

(9) Includes (i) 1,500,000 shares of Common Stock issued to Mr. Kang in January 2008 in connection with our acquisition of iSYS and (ii) 315,000 shares of Common Stock that may be purchased by him at a price of $0.85 per share through January 14, 2013, under an option granted on January 4, 2008, with all of those shares vested on April 4, 2008.

(10) Includes (i) 8,000 shares of Common Stock that may be purchased by Mr. Guenther at a price of $0.93 per share until August 14, 2017, pursuant to a stock option granted to him on August 15, 2007 under the Directors Plan, and (ii) 25,000 shares of Common Stock that may be purchased by him at a price of $0.93 per share through August 14, 2017, under an option granted on August 15, 2007, with 25,000 shares vested on August 15, 2007. Does not include (i) 4,000 shares that may be purchased by Mr. Guenther at a price of 0.93 per share until August 15, 2017, pursuant to a stock option granted to him on August 15, 2007 under the Directors Plan that vest 2,000 common shares on August 15, 2008 and 2,000 common shares on August 15, 2009 and (ii) 25,000 shares that may be purchased by Mr. Guenther at a price of $0.93 per share until August 15, 2017, pursuant to a stock option grant to him on August 15, 2007 that vest 25,000 shares on August 15, 2008.

(11) Includes (i) 8,000 shares of Common Stock that may be purchased by Mr. Norwood at a price of $0.93 per share until August 14, 2017, pursuant to a stock option granted to him on August 15, 2007 under the Directors Plan, and (ii) 25,000 shares of Common Stock that may be purchased by him at a price of $0.93 per share through August 14, 2017, under an option granted on August 15, 2007, with 25,000 shares vested on August 15, 2007. Does not include (i) 4,000 shares that may be purchased by Mr. Norwood at a price of 0.93 per share until August 15, 2017, pursuant to a stock option granted to him on August 15, 2007 under the Directors Plan that vest 2,000 common shares on August 15, 2008 and 2,000 common shares on August 15, 2009

(12) Includes the shares referred to as included in notes (2), (3), (4), (5), (6), (7), (8), (9), (10), and (11), above.

        The following table sets forth information as of December 31, 2007, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	3,085,212	$0.53	6,010,638
Not approved by security holders	4,091,045	$0.25	- 0 -
Total	7,176,257	$0.37	6,010,638

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        A related person transaction is a consummated or currently proposed transaction in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person (i.e., any director or executive officer or nominee for director, or any member of the immediate family of such person) has or will have a direct or indirect material interest. The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed with the exception that the Company in January 2008 completed the closing of the acquisition of all the issued and outstanding membership interests of iSYS from Mr. Jin Kang, the sole owner-member of iSYS, pursuant to the terms of a Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS, and Jin Kang. Mr. Kang presently serves at the President of iSYS, LLC. Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid Jin Kang the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock. The Company also issued an additional 3,000,000 shares of Company common stock in the name of Jin Kang, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the terms of the Membership Interest Purchase Agreement, Jin Kang also entered into an Employment and Non-Compete Agreement, dated as of January 4, 2008.

        The Company’s Corporate Governance Guidelines state that the “Board intends that, at all times, a substantial majority of its directors will be considered independent under relevant AMEX and SEC guidelines.” The Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the non-employee directors and nominees—Messrs. Taubman, Ritter, Oxley, Norwood, and Guenther—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee with the exception of Oxley) set forth in the applicable AMEX listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

        For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with WidePoint, other than as a director and shareholder. AMEX listing standards also impose certain per se bars to independence, which are based upon a director’s relationships with WidePoint currently and during the three years preceding the Board’s determination of independence.

        The Board considered all relevant facts and circumstances in making its determinations, including the following:

•	No non-employee director receives any direct compensation from WidePoint other than under the director compensation program described in this proxy statement.

•	No immediate family member (within the meaning of the AMEX listing standards) of any non-employee director is an employee of WidePoint or otherwise receives direct compensation from WidePoint.

•	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by WidePoint’s independent accountants.

•	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from WidePoint.

•	No WidePoint executive officer is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.

•	No non-employee director (or any of their respective immediate family members) is indebted to WidePoint, nor is WidePoint indebted to any non-employee director (or any of their respective immediate family members).

•	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from WidePoint.

        Non-management members of the Board of Directors conduct at least two regularly-scheduled meetings per year without members of management being present. Mr. Ritter serves as the presiding director of such meetings. Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company paid Moss Adams approximately $94,000 in audit and review fees for fiscal year 2007. The Company paid Grant Thornton LLP approximately $69,000 in audit and review fees for fiscal year 2006. The Company paid Epstein, Weber & Conover, PLC approximately $63,000 plus expenses for the audit and review fees associated with the Company’s 2006 audit. The Company will pay Moss Adams LLP in 2008 approximately $40,000 in audit and review fees for work associated with the Company’s fiscal year 2007 audit. The Company did not pay Moss Adams LLP any audit and review fees in fiscal year 2006.

Audit-Related Fees

The Company did not pay Moss Adams LLP, Epstein, Weber & Conover PLC, or Grant Thornton LLP any audit-related fees for fiscal year 2007 or 2006.

Tax Fees

The Company did not pay Moss Adams LLP, , Epstein, Weber & Conover PLC, or Grant Thornton LLP any tax fees for fiscal year 2007 or 2006.

All Other Fees

The Company did not pay Moss Adams LLP, Epstein, Weber & Conover PLC, or Grant Thornton LLP any nonaudit fees for fiscal year 2007 or 2006.

Audit Committee Policies and Procedures For Pre-Approval of Independent Auditor Services

        The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

        For audit services, the independent auditor will provide the Committee with an engagement letter during the March-May quarter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as practicably as possible following receipt of the engagement letter. The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

        For non-audit services, Company management may submit to the Committee for approval (during May through September of each fiscal year) the list of non-audit services that it recommends the committee engage the independent auditor to provide for the fiscal year. The list of services must be detailed as to the particular service and may not call for broad categorical approvals. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided. The Committee will consider for approval both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

        To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chairperson the authority to amend or modify the list of approved permissible non-audit services and fees. The Chairperson will report any action taken pursuant to this delegation to the Committee at its next meeting.

        All audit and non-audit services provided to the Company are required to be pre-approved by the Committee. The Chief Financial Officer of the Company will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Audit Committee.

Part IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833).)

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.1	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.2	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.3	Employment Agreement between WidePoint Corporation and Mark Mirabile, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.4	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.5	Common Stock Purchase Warrant between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

10.6	Registration Rights Agreement between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.7	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.8	Master Amendment between WidePoint Corporation and Barron Partners L.P. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 11, 2004.)

10.9	Loan and Security Agreement, dated as of October 22, 2004, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.10	Letter Amendment to Loan and Security Agreement, dated as of February 7, 2005, by and between RBC Centura Bank and the Registrant. (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with Form 10-K/A No. 1 thereto.)

10.11	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 26, 2005. (Filed as Exhibit 10.46 to the Registrant’s Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.12	Form of Letter Agreement between Goldman, Sachs & Co., Barron Partners L.P. and WidePoint Corporation, as executed on April 28, 2005. (Filed as Exhibit 10.47 to the Registrant’s Amendment No. 1 to Form S-1 as filed on May 5, 2005.)

10.13	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

10.14	Addendum to Employment and Non-Compete Agreement, dated as of October 25, 2006, between Daniel Turissini and the Registrant.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

21	Subsidiaries of WidePoint Corporation (Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

* Management contract or compensatory plan.

23.1	Consent of Moss Adams LLP (Incorporated herein by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

23.2	Consent of Epstein Weber & Conover P.L.C. (Incorporated herein by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

23.3	Consent of Grant Thornton LLP (Incorporated herein by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 15, 2007).

31.1A	Amended Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2A	Amended Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32A	Amended Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

26