Form 10-Q
period 2008-03-31
WIDEPOINT CORP
filed 2008-05-20
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _______________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 629-0003

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                   Accelerated filer |_|                  Non-accelerated filer |_|                   Smaller reporting company |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

As of May 12, 2008, 56,533,687 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)	1
	and December 31, 2007 (unaudited)
	Condensed Consolidated Statements of Operations for the three months	2
	ended March 31, 2008 and 2007 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the three months	3
	ended March 31, 2008 and 2007 (unaudited)
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results	18
	of Operations
Item 4T.	Controls and Procedures	23
Part II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 6.	Exhibits	25
SIGNATURES		27
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	March 31,	December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,318,760	$1,831,991
Accounts receivable	7,465,067	4,808,832
Prepaid expenses and other assets	697,552	328,539

Total current assets	10,481,379	6,969,362

Property and equipment, net	472,730	435,859
Goodwill	7,357,252	2,526,110
Intangibles, net	2,964,355	1,165,461
Other assets	166,427	167,164

Total assets	$21,442,143	$11,263,956

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$1,769,892	$--
Accounts payable	5,156,697	2,715,180
Accrued expenses	1,593,465	707,886
Deferred revenue	371,064	96,674
Short-term portion of capital lease obligation	116,552	118,246

Total current liabilities	9,007,670	3,637,986

Long-term debt, net of current portion	$3,512,078	$--
Capital lease obligation, net of current portion	135,959	162,976

Total liabilities	12,655,707	3,800,962

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 54,090,697 and
52,558,697 shares issued and outstanding, respectively	54,091	52,559
Stock warrants	38,666	38,666
Additional paid-in capital	63,057,843	60,873,273
Accumulated deficit	(54,364,164)	(53,501,504)

Total stockholders’ equity	8,786,436	7,462,994

Total liabilities and stockholders’ equity	$21,442,143	$11,263,956

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues, net	$7,150,565	$2,852,370
Cost of sales (including amortization and depreciation of
$213,906 and $110,049, respectively)	6,046,302	2,124,280

Gross profit	1,104,263	728,090
Sales and marketing	165,703	180,235
General & administrative (including stock compensation
expense 123(r) of $371,702 and $63,976, respectively)	1,680,274	936,938
Depreciation expense	37,315	15,550

Loss from operations	(779,029)	(404,633)
Interest income	15,942	31,838
Interest expense	(99,573)	(3,305)

Net loss before income tax	$(862,660)	$(376,100)
Income tax benefit, net	--	--

Net loss	$(862,660)	$(376,100)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	54,033,687	51,937,845

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(862,660)	$(376,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation expense	50,114	24,491
Amortization	201,107	101,107
Amortization of deferred financing costs	2,143	--
Stock options expense	371,702	63,976
Changes in assets and liabilities (net of business acquisition)
Accounts receivable	1,554,121	2,927,298
Prepaid expenses and other assets	(85,121)	(90,015)
Accounts payable and accrued expenses	1,022,126	(2,648,016)

Net cash provided by operating activities	$2,253,532	$2,741

Net cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	(4,901,745)	--
Purchase of property and equipment	(27,523)	(22,389)

Net cash flows used in investing activities	$(4,929,268)	$(22,389)

Net cash used in financing activities:
Borrowings on notes payable	3,800,000	--
Principal payments on notes payable	(609,471)	--
Principal payments under capital lease obligation	(28,711)	(11,476)
Costs related to registration statement	--	(28,207)
Proceeds from exercise of stock options	14,400	26,110
Costs related to financing purchase of subsidiary	(13,713)	--

Net cash provided by (used in) financing activities	$3,162,505	$(13,573)

Net increase (decrease) in cash	$486,769	$(33,221)

Cash and cash equivalents, beginning of period	$1,831,991	$2,774,813

Cash and cash equivalents, end of period	$2,318,760	$2,741,592

Supplementary information:
Liabilities incurred but not yet paid relating to
registration statement	$--	$1,513
iSYS Promissory Note not yet paid relating to acquisition	$2,000,000	$--
Cash paid for interest	$43,400	$3,305

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation, Organization and Nature ofOperations

The consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not indicative of the operating results for the full year.

WidePoint Corporation (“WidePoint” or the “Company”) is a leading provider of advanced information technology products and services including identity management and information assurance services, forensic informatics and wireless technology services. WidePoint has three operational entities, Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), and WidePoint Ill, Inc. WidePoint enables organizations to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services and forensic informatics, and information assurance services predominately to the United States Government.

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

ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisition of ORC and iSYS and our internal growth initiatives.

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; McLean, Virginia; Alexandria, Virginia; Chesapeake, Virginia; and Columbus, Ohio. The Company’s employees work at various client locations throughout the upper Midwest and Mid Atlantic areas of the United States.

2.	Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of acquired entities since their respective dates of acquisition. All significant inter-company amounts have been eliminated in consolidation.

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

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the March 31, 2008 cash balances was $2,088,701 in interest bearing balances in one bank, mostly in excess of federally insured amounts, as compared to $1,592,228 in interest bearing balances in one bank for December 31, 2007. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: manufacturing, healthcare, financial services and United States Federal government contractors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

The Company has not historically maintained a bad debt reserve for our federal government or commercial customers as we have not witnessed any material or recurring bad debt charges and the nature and size of the contracts has not necessitated such bad debt reserve.

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2008 and December 31, 2007, unbilled accounts receivable totaled $1,158,513 and $371,435, respectively.

Revenue Recognition

The majority of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at March 31, 2008 or on December 31, 2007 due to termination provisions and thus has not recorded provisions for such events.

The Company’s other revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

Revenue from our mobile telecom expense management services (“MTEMS”) is recognized upon delivery of services as they are rendered. Arrangements with customers on MTEMS related contracts are recognized ratably over a period of performance.

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

Significant Customers

For the quarter ended March 31, 2008, three customers, the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented approximately 27%, 21%, and 16% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended March 31, 2007, one customer, the Defense Information Security Agency (DISA), represented approximately 24% of revenues.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt, long-term debt, and capital leases. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s capital leases and bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of March 31, 2008, three customers, DHS, WHS, and TSA, accounted for approximately 34%, 14%, and 14% of accounts receivable, respectively. As of December 31, 2007, two clients, Headquarters Cryptologic Systems Group (HQ CPSG) and United Space Alliance, represented 24% and 14% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	March 31,	December 31,

	2008	2007

Automobiles, computers, equipment and software	$744,868	$657,883
Less- Accumulated depreciation and amortization	(272,138)	(222,024)

	$472,730	$435,859

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I and $31,000 for PKI-II for the three month period ended March 31, 2008. WidePoint recorded approximately $183,000 of amortization expense for PKI-I and PKI-II for the year ended December 31, 2007. Capitalized software costs, net, included in Other Intangibles at March 31, 2008 and December 31, 2007 were approximately $0.7 million and $0.7 million, respectively. The Company also initiated PKI-III to attain an Authority to Operate (“ATO”) under the guidelines associated with our ACES certificates. WidePoint recorded no accumulated costs for the three month period ended March 31, 2008. We estimate that we will record another approximately $10,000 prior to issuance of the ATO during the second quarter of 2008 at which time we will commence amortizing the ATO over an approximate three year life.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding options and warrants to purchase 8,014,257 and 7,088,257 shares, respectively, for the quarters ended March 31, 2008 and 2007 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the quarters ending March 31, 2008 and 2007, respectively, are presented as identical.

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

The amount of compensation expense recognized under SFAS 123(R) during the three month periods ended March 31, 2008 and 2007, respectively, under our plans was comprised of the following:

	Three Months ended March 31
	2008	2007
General and administrative expense	$371,702	$63,976
Share-based compensation before taxes	371,702	63,976
Share-based compensation expense	$371,702	$63,976
Net share-based compensation expenses per basic
and diluted common share	$0.01	$0.00

Since we have cumulative operating losses as of March 31, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended March 31, 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions of no dividend yield, risk free interest rates of between 2.61% and 4.83%, volatility of between 156% to 57%, and expected life in years of approximately 4 years. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three month periods ended March 31, 2008 and 2007 is presented below:

	# of Shares	Weighted average Grant date fair value per share
OUTSTANDING AND NON -VESTED
Non-vested at January 1, 2008	457,044	$0.73
Granted	870,000	$0.77
Vested	57,044	$0.49
Forfeited	--	--
Non-vested at March 31, 2008	1,270,000	$0.77

Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	323,183	$0.58
Forfeited	29,250	$0.43
Non-vested at March 31, 2007	401,044	$0.76
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2008	7,085,211	$0.37
Issued	870,000	$0.90
Cancelled	--	--
Exercised	32,000	$0.45
Total outstanding at March 31, 2008	7,923,211	$0.42
Total exercisable at March 31, 2008	6,653,211	$0.32
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2008 were 3.52 and 2.84, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of March 31, 2008 was $6,808,401. The total intrinsic value of options exercisable on March 31, 2008 was $6,405,561. The total intrinsic value of options exercised for the first quarter of fiscal 2008 was $29,120. The Company issues new shares of common stock upon the exercise of stock options.

At March 31, 2008, 6,246,138 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,080,150 shares previously exercised through March 31, 2008, under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At March 31, 2008, the Company had approximately $562,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.52 years.

Recent Accounting Pronouncements

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. While SFAS 157 does not require any new fair value measurements, its application may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 8, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 , which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for financial assets and liabilities in the first quarter of 2008 had no impact on our consolidated financial statements. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

SFAS 159 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company’s current fiscal year ending December 31, 2008. We do not believe the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”), to replace FAS 141, “Business Combinations.” FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In December 2007, the FASB issued Statement of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company currently does not have any noncontrolling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on its consolidated financial statements.

3.	Debt

On January 2, 2008, WidePoint Corporation (the “Company”) entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility bear interest at a variable rate equal to the prime rate plus 0.25% with such variable rate dropping to the prime rate or the prime rate minus 0.25% depending upon the Company meeting certain performance conditions, with the repayment date for such facility being April 30, 2009. This new revolving credit facility replaces the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually and the repayment date of such term loan is January 1, 2012.

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

In January 2008, WidePoint completed the acquisition of iSYS, LLC. (“iSYS”). The purchase price allocation for the Company’s acquisition of iSYS at this time is still preliminary and subject to final adjustments. The Company has engaged a consultant to assist it in its final purchase price allocation. During the first quarter the Company determined that the minimum requirement of $2 million dollars in working capital as of December 31, 2007 was met and that an excess of approximately $143,000 in working capital existed as determined by an audit performed on iSYS during the first quarter. The excess working capital will be adjusted against purchase price. During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. (“ORC”). The Company also has capitalized software development costs associated with its PKI initiative, established and/or has estimated the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of March 31, 2008
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (755,350)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (198,863)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$ (323,298)

(4)	PKI-III Intangible (Related to
	internally generated software)	$ 211,680	--

(5)	iSYS	$2,000,000	$ (100,000)

	Total	$4,341,866	$(1,377,511)

Aggregate Amortization Expense:

	For quarter ended 3/31/08	$ 201,107

Estimated Amortization Expense:

	For year ended 12/31/08	$ 804,430

	For year ended 12/31/09	$ 774,272

	For year ended 12/31/10	$ 575,080

(1)	The ORC intangible is made up of the purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 3.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-III intangible is related to an additional PKI software development by ORC to attain an Authority To Operate (“ATO”) under the guidelines associated with ACES certificates that will be issued under a General Service Administration (“GSA”) credential program. It is estimated that we will accumulate approximately $110,000 in cost through the 1st quarter of 2008 prior to the issuance by the GSA of an ATO to ORC allowing them to issue ACES certificates for a 3 year period. Upon issuance of the ATO, ORC will amortize the accumulated costs over a weighted average life of 3 years to operate under the new ATO to issue ACES Certificates. No estimated future amortization expense has been determined for PKI-III.
(5)	The iSYS intangible is made up of the preliminary estimated purchase accounting allocations associated with the valuation assigned by the Company to iSYS’s customer relationships and mobile telecom expense management (“MTEM”) software. The MTEM software intangible has an estimated life of 5 years and iSYS’s customer relationships have an estimated life of 5 years. The MTEM software was estimated based upon a preliminary estimate attributed to the most recent life attributable to the contractual life assigned by iSYS most recent contract awards and terms. The preliminary estimated fair value of the MTEM software was estimated using the expected present value of future cash flows estimated by the Company for iSYS’s software. iSYS’s customer relationship intangible was estimated based upon an analysis of the historic life of iSYS’s present customer relationships and their present contract opportunities. A preliminary fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.0 years. The Company has commenced an independent analysis to determine the appropriate valuation of the intangibles and both the estimated life and value may change upon the completion of such independent analysis.

The total weighted average life of all of the intangibles is approximately 3.5 years.

There were no amounts of research and development assets acquired during the quarter ended March 31, 2008 nor any written-off in the period.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2008 and 2007 are as follows:

Total
Balance as of January 1, 2007	$2,526,110
Goodwill adjusted	$ --
Balance as of March 31, 2007	$2,526,110
Balance as of January 1, 2008	$2,526,110
Goodwill acquired	$4,831,142
Balance as of March 31, 2008	$7,357,252

The goodwill acquired is associated with the acquisition of iSYS in January of 2008. No impairment was required as of March 31, 2008.

5.	Income Taxes

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

As of March 31, 2008, the Company had net operating loss carry forwards of approximately $20 million to offset future taxable income. These carry forwards expire between 2010 and 2027. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s financial position or results of operations for the three months ended March 31, 2007 and 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of March 31, 2008 and our tax position has not materially changed since December 31, 2007.

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended March 31, 2008, 32,000 shares of common stock were issued as the result of the exercise of employee stock options. As of March 31, 2008, there were 54,090,697 shares of common stock outstanding.

Common Stock

Pursuant to the terms of a Membership Interest Purchase Agreement, dated January 2, 2008, between the Company, iSYS, LLC and Jin Kang, the Company issued 1,500,000 shares of Company common stock at a stock price of $1.20 per common share of WidePoint Corporation for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the Membership Interest Purchase Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years with 66% of the value in excess of the initial $1.4 million being paid to the former owner of iSYS with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the 4th year the value in excess of 50% is used instead of 66% with the total earnout capped at $6 million, with $ 3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal period and filing of the Company’s Form 10-K. The value of the 1,500,000 unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share.

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

During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was comprised of a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed services. As of January 4, 2008, the Company added a third segment upon the acquisition of iSYS, LLC for mobile telecom expense management.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31,
	2008	2007
Consulting services:
Revenues	$1,903,977	$2,542,303
Operating income	140,563	19,131
Total assets	5,613,531	3,436,310
Mobile Telecom Managed Services:
Revenues	$4,487,163	--
Operating income	108,827	--
Total assets	4,755,566	--
PKI Credentialing and Managed Services:
Revenues	$759,425	$310,067
Operating loss (includes amortization expense of $45,838 and $45,838, respectively)	273,145	95,890
Total assets	1,605,348	1,199,559
Total Company
Revenues	$7,150,565	$2,852,370
Operating loss before depreciation expense	741,714 (1)	389,083	(2)
Depreciation expense	37,315	15,550
Interest income (expense), net	(83,631)	28,533
Net loss	$(862,660)	$(376,100)
Total Corporate assets	$9,467,698	$5,994,789

(1) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $562,690 in unallocated corporate costs in general and administrative expense of which $371,702 is comprised of stock options expense.
(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $257,054 in unallocated corporate costs in general and administrative expense.

8.	Litigation

The Company is not involved in any material legal proceedings.

9.	iSYS Acquisition

Pursuant to the terms of the Membership Interest Purchase Agreement, dated January 2, 2008, the Company paid the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock issued at a stock price of $1.20 per common share of WidePoint Corporation for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. The aggregate purchase price was $9,046,132 including $102,722 of acquisition costs and without consideration for the contingent issuance of the 3,000,000 earnout shares. The value of the 1,500,000 unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share.

The Company has not yet finalized the allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the latest available information on iSYS, at March 31, 2008. The allocation of the purchase price was based upon management’s estimates and assumptions:

iSYS at March 31, 2008
Current assets	$4,670,801
Property, plant and equipment, net	59,463
Intellectual property	2,000,000
Goodwill	4,831,142
Other non current assets	12,117

Total assets acquired	$11,573,523

Current liabilities	$2,527,391

Total liabilities assumed	$2,527,391

The operations of iSYS will be included in the Company’s results of operations beginning on January 4, 2008, the acquisition date. The factors resulting in goodwill were iSYS’s name, reputation, and established key personnel. None of the goodwill will be deductible for tax purposes.

The accompanying consolidated pro forma information gives effect to the iSYS acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the quarters ended March 31, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of iSYS been completed on January 1, 2007.

	Quarter Ended March 31, 2008*	Quarter Ended March 31, 2007
Revenue	$7,150,565	$6,728,197

Net income	$(862,660)	$(290,656)

Income per share, basic and diluted	$(0.02)	$(0.01)

*Because the transaction occurred on January 4, 2008, there was no difference from the actual amounts for the three months ended March 31, 2008.

10.	Subsequent Events

On April 29, 2008, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Deutsche Bank AG, London Branch, and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Purchase Agreement, Deutsche Bank AG agreed to purchase 2,500,000 shares of WidePoint common stock for a total purchase price of $2,550,000, or $1.02 per share. Pursuant to the Purchase Agreement, the Company issued 2,500,000 shares of its common stock to Deutsche Bank AG, London Branch on May 2, 2008. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

On May 16, 2008, the Company entered into two Common Stock Purchase Agreements (collectively, the “Endurance Purchase Agreements”) with Endurance Partners, L.P. and Endurance Partners (Q.P), L.P., and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Endurance Purchase Agreements, Endurance Partners, L.P. agreed to purchase 428,954 shares of WidePoint common stock for a total purchase price of $437,533.08, or $1.02 per share, and Endurance Partners (Q.P.), L.P. agreed to purchase 1,071,046 shares of WidePoint common stock for a total purchase price of $1,092,466.92, or $1.02 per share. Pursuant to the Endurance Purchase Agreements, on May 19, 2008, the Company issued 428,954 shares of its common stock to Endurance Partners, L.P. and 1,071,046 shares of its common stock to Endurance Partners (Q.P.), L.P. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a leading provider of advanced information technology products and services including identity management and information assurance services, forensic informatics and wireless technology services. WidePoint has three operational entities, Operational Research Consultants, Inc. (“ORC”), iSYS, LLC (“iSYS”), and WidePoint Ill, Inc. WidePoint enables organizations to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecom expense management services and forensic informatics, and information assurance services predominately to the United States Government.

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

ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisition of ORC and iSYS and our internal growth initiatives.

With the addition of the customer base and the increase in revenues attributable from both the iSYS and ORC acquisitions, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. Both Company’s past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has already been augmented by our recent acquisitions activity and internal growth initiatives.

WidePoint’s total revenues increased by approximately $4.3 million from $2.9 million for the three months ended March 31, 2007 to $7.2 million for the three months ended March 31, 2008. The increase in revenues during the three month period ending March 31, 2008 as compared to the same three month period ending March 31, 2007 was primarily a result of the acquisition of iSYS.

For the three months ended March 31, 2008, our Mobile Telecom Managed Services segment experienced revenue growth of approximately 53% from approximately $2,929,700 for the quarter ended March 31, 2007 (prior to acquisition by WidePoint), to approximately $4,487,000 for the quarter ended March 31, 2008. We anticipate that this segment should continue to increase as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration.

For the three months ended March 31, 2008, our PKI credentialing and managed services segment experienced revenue growth of approximately 145% with revenues increasing approximately $449,000 from approximately $310,000 for the quarter ended March 31, 2007, to approximately $759,000 for the quarter ended March 31, 2008. We anticipate that credential sales and managed services sales should continue to increase in the medium to long-term time horizons as we continue to fulfill contract wins and we witness the adoption of the External Certificate Authority (“ECA”) program by the Department of Defense, the HSPD-12 program by the Federal Government agencies and departments, and other groups commencing the pilot programs and rollout associated with the expansion of various programs which are being mandated by the Federal Government. During the short-term time horizon we believe that sales associated with our PKI managed services segment could be erratic as they may be driven by delivery timeframes controlled by external Company partners and clients that may be outside of the control of the Company.

Our consulting services segment experienced decreasing revenues of approximately $638,000 from approximately $2,542,000 for the quarter ended March 31, 2007 as compared to approximately $1,904,000 for the quarter ended March 31, 2008. The decrease in revenues for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 was materially the result of a reduction in billable hours worked during the quarter attributable to late starts associated with contract awards that occurred late in the quarter.

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

With our acquisitions of iSYS and ORC we rely upon a larger portion of our revenues from the Federal Government directly or as a subcontractor. The Federal Government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases the services that we offer.

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

Results of Operations

Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

Revenues, net. Revenues for the three month period ended March 31, 2008 were approximately $7,151,000 as compared to approximately $2,852,000 for the three month period ended March 31, 2007. The increase in revenues was primarily attributable to the acquisition of iSYS and increases in our PKI managed services segment, partially offset by declines within our consulting services segment. We anticipate continued revenue growth across all three of our business segments as a result of new contracts that were awarded late in the first quarter and early in the second quarter. Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 53% from approximately $2,929,700 for the quarter ended March 31, 2007 (prior to acquisition by WidePoint), to approximately $4,487,000 for the quarter ended March 31, 2008. We anticipate that this segment should continue to increase as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration. Our PKI credentialing and managed services segment experienced revenue growth of approximately 145% with revenues increasing approximately $449,000 from $310,000 for the three month period ended March 31, 2007, to $759,000 for the three month period ended March 31, 2008, as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced decreasing revenue of approximately 25% with revenues decreasing approximately $638,000 from $2,542,000 for the three month period ended March 31, 2007 as compared to $1,904,000 for the three month period ended March 31, 2008, as a result of a reduction in billable hours worked during the quarter attributable to late starts associated with contract awards that occurred late in the quarter.

Cost of sales. Cost of sales for the three month period ended March 31, 2008, was approximately $6,046,000, or 85% of revenues, an increase of approximately $3,922,000 from cost of sales of approximately $2,124,000, or 74% of revenues, for the three month period ended March 31, 2007. The absolute increase in cost of sales was primarily attributable to an increase in revenues while the percentage-based increase in cost of sales was primarily attributable to start-up costs associated with new contracts and an increase in amortization expense related to the acquisition of iSYS. We anticipate improvements in our costs of sales on a percentage basis as our managed services segments adds economies of scale and upfront start-up expenses related to new contract awards and implementations are realized. We anticipate that cost of sales will decrease on a percentage basis in the near term as we move beyond the initial start-up phase of recent contract awards and our product mix of PKI services expands in relation to our other segments.

Gross profit. As a result of the acquisition of iSYS, gross profit for the three month period ended March 31, 2008, was approximately $1,104,000, or 15% of revenues, an increase of approximately $376,000 over gross profit of approximately $728,000, or 26% of revenues, for the three month period ended March 31, 2007. The percentage of gross profit was lower in the first quarter 2008 as compared to the first quarter 2007 as a result of lower margins associated with a greater mix of reselling items associated with our recent purchase of iSYS in January 2008. We anticipate gross profit as a percentage of revenues will increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services add to revenue growth and higher costs associated with initial start-up phase contract awards diminish. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense for the three month period ended March 31, 2008, was approximately $166,000, or 2% of revenues, a decrease of approximately $14,000, as compared to approximately $180,000, or 6% of revenues, for the three month period ended March 31, 2007. The slight decrease was materially attributable to slightly lower costs in our bid and proposal expenses as we performed less bid and proposal activity and increased our start-up work associated with recent contract awards. The absolute dollar amount of sales and marketing may expand in the near term as we expand an initiative to expand our sales and marketing infrastructure.

General and administrative. General and administrative expenses for the three month period ended March 31, 2008, were approximately $1,680,000, or 23% of revenues, an increase of approximately $743,000, as compared to approximately $937,000, or 33% of revenues, recorded by the Company for the three month period ended March 31, 2007. The increase in general and administrative expenses for the three months ended March 31, 2008, was primarily attributable to our acquisition of iSYS and an increase in the current quarter of approximately $300,000 associated with our stock compensation expense for FAS 123R for options which were issued to key personnel of iSYS which have been expensed in the first quarter and will not re-occur.

Depreciation. Depreciation expense for the three month period ended March 31, 2008, was approximately $37,300, or less than 1% of revenues, an increase of approximately $21,700, as compared to approximately $15,600 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended March 31, 2007. The increase in depreciation expense for the three month period ended March 31, 2008, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended March 31, 2008, was approximately $15,900, or less than 1% of revenues, a decrease of approximately $15,900 as compared to approximately $31,800, or less than 1% of revenues, for the three month period ended March 31, 2007. The decrease in interest income for the three month period ended March 31, 2007, was primarily attributable to lesser amounts of invested cash and cash equivalents and lower short-term interest rates that were available to the Company on investments in interest bearing accounts.

Interest expense. Interest expense for the three month period ended March 31, 2008, was approximately $99,600, or less than 1% of revenues, an increase of approximately $96,300, as compared to approximately $3,300, or less than 1% of revenues, for the three month period ended March 31, 2007. The increase in interest expense for the three month period ended March 31, 2008 was primarily attributable to greater expenses associated with the debt instruments and an increase in capital leases held by the Company. We anticipate our interest expense will fall as a result of recent capital raises for which part of the proceeds were utilized to partially pay down outstanding debt balances.

Net loss. As a result of the above, the net loss for the three month period ended March 31, 2008, was approximately $863,000 as compared to the net loss of approximately $376,000 for the three months ended March 31, 2007.

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

	Three Months Ended March 31,
	2008	2007
Consulting services:
Revenues	$1,903,977	$2,542,303
Operating income	140,563	19,131
Total assets	5,613,531	3,436,310
Mobile Telecom Managed Services:
Revenues	$4,487,163	--
Operating income	108,827	--
Total assets	4,755,566	--
PKI Credentialing and Managed Services:
Revenues	$759,425	$310,067
Operating loss (includes amortization expense of $45,838 and $45,838, respectively)	273,145	95,890
Total assets	1,605,348	1,199,559
Total Company
Revenues	$7,150,565	$2,852,370
Operating loss before depreciation expense	741,714 (1)	389,083	(2)
Depreciation expense	37,315	15,550
Interest income (expense), net	(83,631)	28,533
Net loss	$(862,660)	$(376,100)
Total Corporate assets	$9,467,698	$5,994,789

(1) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $562,690 in unallocated corporate costs in general and administrative expense of which $371,702 is comprised of stock options expense.
(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $257,054 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2007 and through the period ended March 31, 2008, operations were materially financed with working capital and borrowings against the Company’s credit facilities with Cardinal Bank. During the first quarter of 2008 the Company modified its senior lending facility with Cardinal Bank for up to $5,000,000 through April 1, 2009 at a rate of prime plus 25 basis points. Further, on November 5, 2007, the Company entered into a series of agreements with Protexx, Inc., a company which WidePoint plans to acquire, that allows for Protexx, Inc. with approval by WidePoint to borrow up to $250,000 from WidePoint on an installment basis between November 5, 2007 and March 31, 2008. The short-term borrowing facility is fully collateralized against all of the assets of Protexx, Inc. As of March 31, 2008, Protexx, Inc. had drawn down $215,000 against the credit facility.

Net cash provided by operating activities for the quarter ended March 31, 2008, was approximately $2,254,000, as compared to cash provided by operating activities of $2,741 for the quarter ended March 31, 2007. The increase in cash generated from operating activities for the quarter ended March 31, 2008, was primarily a result of increases in accounts receivable and other assets, partially offset by decreases in accounts payable. Variability in Days Sales Outstanding and increases in revenue growth as a result of our acquisition of iSYS in January 2008 were contributing factors to these changes. Net cash used in investing activities for the quarter ended March 31, 2008, was approximately $4,929,000, as compared to $22,000 used in investing activities in the quarter ended March 31, 2007. The increase in net cash used in investing activities primarily reflects the net assets and liabilities assumed in connection with the Company’s acquisition of iSYS, LLC in January 2008. Net cash provided by financing activities amounted to approximately $3,163,000 in the quarter ended March 31, 2008, as compared to approximately $14,000 of net cash used in financing activities in the quarter ended March 31, 2007. The increase in net cash provided by financing activities primarily relates to bank financing obtained to finance a portion of the purchase price to acquire iSYS, LLC in January 2008.

As of March 31, 2008, the Company had a net working capital of approximately $1,474,000. The Company’s primary source of liquidity consists of approximately $2.3 million in cash and cash equivalents and approximately $7.5 million of accounts receivable. The Company’s primary use of liquidity consists of approximately $1.8 million in borrowings against the Company’s $5.0 million credit facility with Cardinal Bank and approximately $6.8 million in accounts payable and accrued expenses.

The Company’s business environment is characterized by rapid technological change, periods of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

The Company has embarked upon several new initiatives to expand revenue growth which has included acquisitions and organic growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. The Company recently added to its working capital by selling shares of its common stock in private transactions. The approximate $4.1 million in proceeds during the 2nd quarter of 2008 has bolstered the Company’s ability to finance working capital requirements. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses in our internal control over financial reporting discussed below our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended December 31, 2007, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2007, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and in the financial close process for fiscal year 2007.

Beginning during the fourth quarter of fiscal 2007 and in the first quarter of fiscal year 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. The elements of the remediation plan are as follows:

•	Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have been segregating such duties with other personnel.
•	Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we have put into place policies and procedures to document such evidence to comply with our internal control requirements. We have also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

The above remedial measures initiated during the fourth quarter of fiscal year 2007 and pursued in the quarter ended March 31, 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2008, the Company entered into two Common Stock Purchase Agreements (collectively, the “Endurance Purchase Agreements”) with Endurance Partners, L.P. and Endurance Partners (Q.P), L.P., and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Endurance Purchase Agreements, Endurance Partners, L.P. agreed to purchase 428,954 shares of WidePoint common stock for a total purchase price of $437,533.08, or $1.02 per share, and Endurance Partners (Q.P.), L.P. agreed to purchase 1,071,046 shares of WidePoint common stock for a total purchase price of $1,092,466.92, or $1.02 per share. Pursuant to the Endurance Purchase Agreements, on May 19, 2008, the Company issued 428,954 shares of its common stock to Endurance Partners, L.P. and 1,071,046 shares of its common stock to Endurance Partners (Q.P.), L.P. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

ITEM 6. EXHIBITS.

EXHIBIT NO.	DESCRIPTION
2.1	Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS LLC, and Jin Kang. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.1	$2,000,000 Installment Cash Promissory Note, dated January 4, 2008, issued by the Company in favor of Jin Kang. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.2	Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.3	Commercial Loan Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.4	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.5	$5,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.6	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.7	$2,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.8	Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.9	Common Stock Purchase Agreement, dated April 29, 2008, between the Company and Deutsche Bank AG, London Branch (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2008).

10.10	Escrow Agreement, dated April 29, 2008, between the Company, Deutsche Bank AG, London Branch and Foley & Lardner LLP as Escrow Agent (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 5, 2008).

10.11	Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners, L.P. (Filed herewith).

10.12	Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners, L.P. and Foley & Lardner LLP as Escrow Agent (Filed herewith).

10.13	Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners (Q.P.), L.P. (Filed herewith).

10.14	Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners (Q.P.), L.P. and Foley & Lardner LLP as Escrow Agent (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*  Management Contract or Compensatory Plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: May 20, 2008	/s/ STEVE L. KOMAR
Steve L. Komar
President and
Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President -
Principal Financial
and Accounting Officer