Form 10-Q
period 2008-06-30
WIDEPOINT CORP
filed 2008-08-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
One Lincoln Centre, 18W140 Butterfield Road, Suite 1100, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 629-0003

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of August 11, 2008, 58,090,697 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008
	(unaudited) and December 31, 2007 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months
	and six months ended June 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months
	and six months ended June 30, 2008 and 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	19
	Condition and Results of Operations
Item 4T.	Controls and Procedures	27
Part II. OTHER INFORMATION
Item 6.	Exhibits	29
SIGNATURES		30
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,808,203	$1,831,991
Accounts receivable	6,955,129	4,808,832
Prepaid expenses and other assets	810,860	328,539

Total current assets	12,574,192	6,969,362

Property and equipment, net	458,621	435,859
Goodwill	7,357,252	2,526,110
Intangibles, net	2,751,487	1,165,461
Other assets	239,431	167,164

Total assets	$23,380,983	$11,263,956

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$2,540,567	$--
Accounts payable	4,668,519	2,715,180
Accrued expenses	1,908,739	707,886
Deferred revenue	70,559	96,674
Short-term portion of capital lease obligation	110,631	118,246

Total current liabilities	9,299,015	3,637,986

Long-term debt, net of current portion	1,359,031	--
Capital lease obligation, net of current portion	112,610	162,976

Total liabilities	10,770,656	3,800,962

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 58,090,697 and
52,558,697 shares issued and outstanding, respectively	58,091	52,559
Stock warrants	38,666	38,666
Additional paid-in capital	67,055,973	60,873,273
Accumulated deficit	(54,542,403)	(53,501,504)

Total stockholders’ equity	12,610,327	7,462,994

Total liabilities and stockholders’ equity	$23,380,983	$11,263,956

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)
Revenues, net	$9,264,073	$3,289,109	$16,414,638	$6,141,479
Cost of sales (including amortization and depreciation
of $226,699, $110,069, $440,605, and $220,118,
respectively)	7,647,258	2,137,267	13,693,560	4,261,547

Gross profit	1,616,815	1,151,842	2,721,078	1,879,932
Sales and marketing	246,828	219,947	412,531	400,182
General & administrative (including stock compensation
expense 123 (r) of $104,378, $22,687, $476,080, and
$86,663, respectively)	1,477,374	938,636	3,157,648	1,875,574
Depreciation expense	38,718	21,624	76,033	37,174

Loss from operations	(146,105)	(28,365)	(925,134)	(432,998)
Interest income	56,118	30,160	72,060	61,998
Interest expense	(86,554)	(2,567)	(186,127)	(5,872)
Other expense	(1,698)	--	(1,698)	--

Net loss before income tax	$(178,239)	$(772)	$(1,040,899)	$(376,872)
Income tax benefit, net	--	--	--	--

Net loss	$(178,239)	$(772)	$(1,040,899)	$(376,872)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	56,447,841	52,543,028	55,240,764	52,242,109

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(178,239)	$(772)	$(1,040,899)	$(376,872)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	50,172	30,586	100,286	55,077
Amortization	212,868	101,108	413,975	202,215
Amortization of deferred financing costs	2,143	--	4,286	--
Stock options expense	104,378	22,687	476,080	86,663
Changes in assets and liabilities (net of business combinations)
Accounts receivable	509,938	479,775	2,064,059	3,407,073
Prepaid expenses and other current assets	(188,455)	91,779	(273,576)	1,764
Accounts payable and accrued expenses	(500,012)	4,581	522,114	(2,643,435)

Net cash provided by operating activities	$12,793	$729,744	$2,266,325	$732,485

Cashflows from investing activities:
Purchase of subsidiary, net of cash acquired	--	--	(4,901,745)	--
Purchase of property and equipment	(36,063)	(106,241)	(63,586)	(128,630)
Software development costs	--	(63,809)	--	(63,809)

Net cash used in investing activities	$(36,063)	$(170,050)	$(4,965,331)	$(192,439)

Cashflows from financing activities:
Borrowings on notes payable	37,750	--	3,837,750	--
Principal payments on notes payable	(1,435,469)	--	(2,044,940)	--
Principal payments under capital lease
Obligation	(29,720)	(13,677)	(57,981)	(25,153)
Costs related to registration statement	--	(1,513)	--	(29,720)
Proceeds from exercise of stock options	--	8,600	14,400	34,710
Proceeds from issuance of stock	4,080,000	--	4,080,000	--
Costs related to issuance of stock	(140,298)	--	(140,298)	--
Costs related to financing purchase of
Subsidiary	--	--	(13,713)	--

Net cash provided by (used in)
financing activities	$2,512,713	$(6,590)	$5,675,218	$(20,163)

Net increase in cash	$2,489,443	$553,104	$2,976,212	$519,883

Cash and cash equivalents, beginning of period	$2,318,760	$2,741,592	$1,831,991	$2,774,813

Cash and cash equivalents, end of period	$4,808,203	$3,294,696	$4,808,203	$3,294,696

Supplementary Information:
Promissory Note issued for iSYS acquisition	--	--	$2,000,000	--
Liabilities incurred but not yet paid
relating to stock issuance	$41,949	$--	41,949	$--
Noncash investing and financing activity -
capital leases for acquisition of
property and equipment	--	16,386	--	16,386
Cash paid for interest	$38,393	$2,567	$81,793	5$,872

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Organization and Nature of Operations

The consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not indicative of the operating results for the full year.

WidePoint Corporation (“WidePoint” or the “Company”) is a leading provider of advanced information technology products and services, including identity and information assurance management services, forensic informatics and wireless technology services. WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), and WidePoint Ill, Inc. WidePoint enables organizations to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services, forensic informatics, and information assurance services, predominately to the United States Government. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

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

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; McLean, Virginia; Alexandria, Virginia; Chesapeake, Virginia; and Columbus, Ohio. The Company’s employees are also deployed at various client locations throughout the upper Midwest and Mid Atlantic areas of the United States.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the June 30, 2008 cash balances was $4,997,267 in interest bearing balances in one bank, mostly in excess of federally insured amounts, as compared to $1,592,228 in interest bearing balances in one bank for December 31, 2007. The Company places its temporary cash investments with high credit-quality financial institutions, and as a result, the Company believes that no significant credit risk exists with respect to these cash investments.

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

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2008 and December 31, 2007, unbilled accounts receivable totaled $1,562,020 and $371,435, respectively.

Revenue Recognition

A portion of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at June 30, 2008 or on December 31, 2007 due to termination provisions and thus has not recorded provisions for such events.

Additionally, revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectibility is probable.

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

Significant Customers

For the quarter ended June 30, 2008, four customers, the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), FSS DISA/DITCO-SCOTT (Defense Information Security Agency), and the Washington Headquarters Services (“WHS”), an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented approximately 25%, 17%, 12%, and 10% of revenues, respectively.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results.  For the quarter ended June 30, 2007, two customers, the United Space Alliance and XTEC Incorporated, represented approximately 29% and 13% of revenues, respectively.  For the six-month period ended June 30, 2008 three customers, TSA, DHS, and WHS, represented approximately 26%, 19%, and 13% of revenues, respectively. For the six-month period ended June 30, 2007, one customer, the Defense Information Security Agency represented approximately 11% of revenues.

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

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of June 30, 2008, two customers, TSA and DHS , accounted for approximately 28% and 22% of accounts receivable, respectively. As of December 31, 2007, two clients, Headquarters Cryptologic Systems Group (HQ CPSG) and United Space Alliance, represented 24% and 14% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	June 30, 2008	December 31, 2007
Automobiles, computers, equipment and software	$780,931	$657,883
Less- Accumulated depreciation and amortization	(322,310)	(222,024)

	$458,621	$435,859

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I, $31,000 for PKI-II, and $12,000 for PKI-III for the three month period ended June 30, 2008. WidePoint was awarded an Authority to Operate (“ATO”) under the guidelines associated with our PKI certificates in April of 2008 and initiated amortizing the expense for PKI-III in May of 2008 over an approximate three year life. Capitalized software costs, net, included in Intangibles, net, at June 30, 2008 and December 31, 2007 were approximately $0.6 million and $0.7 million, respectively.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding options and warrants to purchase 8,009,457 and 7,052,257 common shares, respectively, for the quarters and six months ended at June 30, 2008 and 2007 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the quarters and six months ending June 30, 2008 and 2007, respectively, are presented as identical.

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

The amount of compensation expense recognized under SFAS 123(R) during the three and six month periods ended June 30, 2008 and 2007, respectively, under our plans was comprised of the following:

	Three Months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
General and administrative expense	$104,378	$22,687	$476,080	$153,392
Share-based compensation before taxes	104,378	22,687	476,080	153,392
Share-based compensation expense	$104,378	$22,687	$476,080	$153,392
Net share-based compensation expenses per
basic and diluted common share	$0.00	$0.00	$0.01	$0.00

Since we have cumulative operating losses as of June 30, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the three and six months ended June 30, 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions of no dividend yield, risk free interest rates of between 2.61% and 4.83%, volatility of between 156% to 57%, and expected life in years of approximately 4 years. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the six month periods ended June 30, 2008 and 2007 is presented below:

	# of Shares	Weighted average Grant date fair value per share
OUTSTANDING AND NON -VESTED
Non-vested at January 1, 2008	457,044	$0.73
Granted	870,000	$0.77
Vested	(57,044)	$0.49
Forfeited	--	--
Non-vested at March 31, 2008	1,270,000	$0.77
Granted	--	--
Vested	(390,000)	$0.80
Forfeited	--	--
Non-vested at June 30, 2008	880,000	$0.76

Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	(323,183)	$0.58
Forfeited	(29,250)	$0.43
Non-vested at March 31, 2007	401,044	$0.76
Granted	--	--
Vested	--	--
Forfeited	--	--
Non-vested at June 30, 2007	401,044	$0.76
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2008	7,085,211	$0.37
Issued	870,000	$0.90
Cancelled	--	--
Exercised	32,000	$0.45
Total outstanding at March 31, 2008	7,923,211	$0.42
Total exercisable at March 31, 2008	6,653,211	$0.32
Issued	--	--
Cancelled	4,800	$0.45
Exercised	--	--
Total outstanding at June 30, 2008	7,918,411	$0.42
Total exercisable at June 30, 2008	7,038,411	$0.35
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32
Issued	--	--
Cancelled	--	--
Exercised	36,000	$0.24
Total outstanding at June 30, 2007	6,961,211	$0.36
Total exercisable at June 30, 2007	6,560,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2008 were 3.27 and 2.97, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of June 30, 2008 was $5,116,222. The total intrinsic value of options exercisable on June 30, 2008 was $5,041,442. The total intrinsic value of options exercised for the second quarter of fiscal 2008 was $0. The Company issues new shares of common stock upon the exercise of stock options.

At June 30, 2008, 5,145,438 shares were available for future grants under the Company’s 1997 Stock Compensation Plans. This includes options for 1,080,150 shares previously exercised through June 30, 2008, under the Company’s 1997 Stock Compensation Plans. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Compensation Plans.

At June 30, 2008, the Company had approximately $458,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.27 years.

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

SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company’s current fiscal year ending December 31, 2008. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS 141(R)”), to replace FAS 141, “Business Combinations.” FAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect that the adoption of FAS 141(R) will have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

SFAS 160. In December 2007, the FASB issued Statement of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company currently does not have any noncontrolling interests or deconsolidated subsidiaries and therefore FAS 160 will not have any impact on its consolidated financial statements.

3. Debt

On January 2, 2008, WidePoint Corporation (the “Company”) entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility bear interest at a variable rate equal to the prime rate plus 0.25% with such variable rate dropping to the prime rate or the prime rate minus 0.25% depending upon the Company meeting certain performance conditions, with the repayment date for such facility being April 30, 2009. This new revolving credit facility replaces the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually and the repayment date of such term loan is January 1, 2012. The balances for the revolving credit facility and the term loan were approximately $0 and $1.8 million, respectively, at June 30, 2008.

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

In January 2008, WidePoint completed the acquisition of iSYS, LLC. (“iSYS”). The purchase price allocation for the Company’s acquisition of iSYS at this time is still preliminary and subject to final adjustments. The Company has engaged a subject matter expert consultant to assist it in its final purchase price allocation. As a result of a requirement in the purchase agreement between WidePoint and iSYS to measure iSYS’s working capital and adjust it subsequent to the closing and after an audit had been performed, we determined that the minimum working capital of $2 million dollars was met and that an excess of approximately $143,000 existed, with such $143,000 being properly adjusted and paid during the second quarter of 2008. During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. (“ORC”). The Company also has capitalized software development costs associated with its PKI initiative, established and/or has estimated the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of June 30, 2008
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
	relationships and PKI business
	opportunity purchase accounting
	preliminary valuations)	$1,145,523	$(810,620)

(2)	PKI-I Intangible (Related to
	internally generated software)	$334,672	$(213,414)

(3)	PKI-II Intangible (Related to
	internally generated software)	$649,991	$(354,585)

(4)	PKI-III Intangible (Related to
	internally generated software)	$211,680	$(11,760)

(5)	iSYS	$2,000,000	$(200,000)

	Total	$4,341,866	$(1,590,379)

Aggregate Amortization Expense:

For quarter ended 6/30/08	$ 212,868

For the six months ended 6/30/08	$ 413,975

Estimated Amortization Expense:

For year ended 12/31/08	$ 851,470

For year ended 12/31/09	$ 844,831

For year ended 12/31/10	$ 645,639

For year ended 12/31/11	$ 423,522

For year ended 12/31/12	$ 400,000

(1)	The ORC intangible is made up of the purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 3.5 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 3.5 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-III intangible is related to an additional PKI software development by ORC to attain an Authority To Operate (“ATO”) under the guidelines associated with PKI certificates to be issued under a General Service Administration (“GSA”) credential program. ORC was issued its ATO by the GSA in April of 2008. It has a weighted average life of 3.0 years as based upon the contractual life assigned by its authority to operate and issue PKI certificates by the federal government.
(5)	The iSYS intangible is made up of the preliminary estimated purchase accounting allocations associated with the valuation assigned by the Company to iSYS’s customer relationships and mobile telecom expense management (“MTEM”) software. The MTEM software intangible has an estimated life of 5 years and iSYS’s customer relationships have an estimated life of 5 years. The MTEM software was estimated based upon a preliminary estimate attributed to the most recent life attributable to the contractual life assigned to iSYS’s most recent contract awards and terms. The preliminary estimated fair value of the MTEM software was estimated using the expected present value of future cash flows estimated by the Company for iSYS’s software. iSYS’s customer relationship intangible was estimated based upon an analysis of the historic life of iSYS’s present customer relationships and their present contract opportunities. A preliminary fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.0 years. The Company has retained a subject matter expert consultant to conduct an independent analysis to determine the appropriate valuation of the intangibles and both the estimated life and value may change upon the completion of such independent analysis.

The total weighted average life of all of the intangibles is approximately 3.5 years.

There were no amounts of research and development assets acquired during the quarter and six months ended June 30, 2008 nor any written-off in the period.

The changes in the carrying amount of goodwill for the quarter ended June 30, 2008 and 2007 were as follows:

Total
Balance as of January 1, 2007	$2,526,110
Goodwill adjusted	$--
Balance as of June 30, 2007	$2,526,110
Balance as of January 1, 2008	$2,526,110
Goodwill acquired	$4,831,142
Balance as of June 30, 2008	$7,357,252

The goodwill acquired is associated with the acquisition of iSYS in January of 2008. Management believes that the carrying value was not impaired as of June 30, 2008.

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

As of June 30, 2008, the Company had net operating loss carry forwards of approximately $20 million to offset future taxable income. These carry forwards expire between 2010 and 2027. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 has not had an impact on the Company’s financial position or results of operations for the six months ended June 30, 2007 and 2008. The Company has no unrecognized tax benefit, as described in FIN 48, as of June 30, 2008 and our tax position has not materially changed since December 31, 2007.

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the six month period ended June 30, 2008, 32,000 shares of common stock were issued as the result of the exercise of employee stock options. As of June 30, 2008, there were 58,090,697 shares of common stock outstanding.

Common Stock

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

As a result of the capital raises that we had entered into during the 2nd quarter of 2008, the Company issued a combined cumulative total of 4,000,000 common shares of the Company which provided gross proceeds of $4,080,000 and net proceeds after various legal and other expenses of approximately $3,940,000.

Pursuant to the terms of a Membership Interest Purchase Agreement between the Company, iSYS, LLC and Jin Kang, the Company issued 1,500,000 shares of Company common stock at a stock price of $1.20 per common share of WidePoint Corporation for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the Membership Interest Purchase Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years with 66% of the value in excess of the initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the 4th year the value in excess of 50% is used instead of 66% with the total earnout capped at $6 million, with $ 3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal period and filing of the Company’s Form 10-K. The value of the 1,500,000 shares of unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consulting services:
Revenues	$3,431,705	$2,103,510	$5,335,682	$4,645,813
Operating income (loss)	159,671	(37,836)	300,233	(18,707)
Total assets	6,110,423	2,960,192	6,110,423	2,960,192
Mobile Telecom Managed Services:
Revenues	$4,807,741	$--	$9,294,904	$--
Operating income	279,993	--	388,820	--
Total assets	4,047,140	--	4,047,140	--
PKI Credentialing and Managed Services:
Revenues	$1,024,627	$1,185,599	$1,784,052	$1,495,666
Operating income (loss) (includes amortization	5,375	365,725	(267,770)	269,836
expense of $57,598, $45,838, $103,435, and
$91,675, respectively)
Total assets	1,534,940	1,816,719	1,534,940	1,816,719
Total Company
Revenues	$9,264,073	$3,289,109	$16, 414,638	$6,141,479
Operating loss before depreciation expense	107,387 (1)	6,741 (2)	849,101 (3)	395,824 (4)
Depreciation expense	38,718	21,624	76,033	37,174
Interest income (expense), net	(30,436)	27,593	(114,067)	56,126
Net loss	$(178,239)	$(772)	$(1,040,899)	$(376,872)
Total Corporate assets	$11,688,480	$5,890,039	$11,688,480	$5,890,039
Total assets	$23,380,983	$10,666,950	$23,380,983	$10,666,950

(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $397,156 in unallocated corporate costs in general and administrative expense of which $104,378 is comprised of stock options expense.

(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $279,360 in unallocated corporate costs in general and administrative expense.

(3) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC and $200,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $959,845 in unallocated corporate costs in general and administrative expense of which $476,080 is comprised of stock options expense.

(4) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $536,414 in unallocated corporate costs in general and administrative expense.

8. Litigation

The Company is not involved in any material legal proceedings.

9. iSYS Acquisition

Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock issued at a stock price of $1.20 per common share of WidePoint Corporation for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. The aggregate purchase price was $9,046,132, including $102,722 of acquisition costs and without consideration for the contingent issuance of the 3,000,000 earnout shares. The value of the 1,500,000 unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share. Subsequent to the closing and as a requirement of the purchase agreement between WidePoint and iSYS, an audit of the working capital of iSYS was performed to determine if the minimum requirement of $2 million dollars in working capital existed at the time of the closing of the purchase. It has been determined that an excess of approximately $143,000 existed. The excess working capital was therefore adjusted and paid and the purchase price has been subsequently adjusted.

The Company has not yet finalized the allocation of the purchase price. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the latest available information on iSYS, at January 8, 2008. The allocation of the purchase price was based upon management’s estimates and assumptions:

iSYS at January 8, 2008
Current assets	$4,670,801
Property, plant and equipment, net	59,463
Intellectual property	2,000,000
Goodwill	4,831,142
Other non current assets	12,117

Total assets acquired	$11,573,523

Current liabilities	$2,527,391

Total liabilities assumed	$2,527,391

Net	$9,046,132

The operations of iSYS were included in the Company’s results of operations beginning on January 4, 2008, the acquisition date. The factors resulting in goodwill were iSYS’s name, reputation, and established key personnel. None of the goodwill will be deductible for tax purposes.

10. Subsequent Events

On July 31, 2008, the Registrant entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among the Registrant, Protexx Acquisition Corporation, Protexx Incorporated (“Protexx”), Peter Letizia, Charles B. Manuel, Jr. and William Tabor, pursuant to which Protexx Acquisition Corporation, a wholly-owned subsidiary of the Registrant, purchased certain of the assets of Protexx, a provider of software-based authentication and encryption solutions to government, military, first responder and commercial enterprises. Protexx Acquisition Corporation acquired such assets in exchange for the payment of $1.00 and the assumption of approximately $330,000 of liabilities with most of those liabilities being funds that the Company had provided to Protexx under a short-term lending facility by and between WidePoint and Protexx. As of June 30, 2008, the balance under the lending facility was approximately $285,000 and classified within other current assets. Protexx also may be entitled to receive earnout payments under the Purchase Agreement in the event that the business conducted with the assets purchased from Protexx exceeds specified earnings targets in calendar years 2008 and 2009. Half of any earnout payment earned shall be paid in cash, with the other half to be paid in common stock.

The Company has not yet finalized the allocation of the purchase price. The operations of Protexx will be included in the Company’s results of operations beginning on July 31, 2008. Protexx had no material assets and therefore it is anticipated that the majority of the purchase price will be allocated to goodwill and other intangible assets. The Company does not yet have a complete set of operating results for Protexx for the six months ended June 30, 2008.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a leading provider of advanced information technology products and services, including identity and information assurance management services, forensic informatics, and wireless technology services. WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), and WidePoint Ill, Inc. WidePoint enables organizations to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services and forensic informatics, and information assurance services predominately to the United States Government. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisition of ORC and iSYS and our internal growth initiatives.

With the addition of the customer base and the increase in revenues attributable from both the iSYS and ORC acquisitions, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved dramatically. Both companies’ past client successes, top security clearances in their facilities and with their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. WidePoint intends to continue to leverage the synergies between the newly acquired operating subsidiaries and cross sell those technical capabilities into each separate marketplace serviced by its respective subsidiaries. Further, WidePoint is continuing to actively search out new synergistic acquisitions that we believe will further enhance the present base of business, which has already been augmented by our recent acquisitions activity and internal growth initiatives.

WidePoint’s total revenues increased by approximately $5.9 million from $3.3 million for the three months ended June 30, 2007 to $9.2 million for the three months ended June 30, 2008. The increase in revenues during the three month period ending June 30, 2008 as compared to the same three month period ending June 30, 2007 was primarily a result of the acquisition of iSYS along with internal growth generated by our consulting services segment partially offset by a slight decline within our PKI credentialing segment. We anticipate gains throughout our three segments but those gains may at times be erratic as we experience slight delays in project phases on a quarter by quarter basis that may be outside of the control of the Company.

For the three months ended June 30, 2008, our Mobile Telecom Managed Services segment experienced revenue growth of approximately 500% from approximately $809,000 for the quarter ended June 30, 2007 (prior to acquisition by WidePoint), to approximately $4,808,000 for the quarter ended June 30, 2008. Our Mobile Telecom Managed Services segment provides a range of services that allow our customers to better manage all of their mobile devices through a proprietary application that allows real time inventory tracking, life cycle device management, and billing, auditing and cost optimization that provides for savings of up to 65% of their current telecommunication bills. We anticipate that this segment should continue to grow rapidly as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the Federal Strategic Sourcing Initiative (FSSI), by the General Services Administration. The FSSI contract will provide a purchasing vehicle for all federal agencies to purchase mobile telecom managed services from approved suppliers such as our wholly-owned subsidiary, iSYS. We believe that there are presently approximately six federal agencies or departments utilizing these managed services, with materially all of those agencies being supported by iSYS. We believe there are more than 40 federal agencies that can benefit from our services, with approximately 14 of those federal agencies presently actively engaged through the General Services Administration in reviewing and showing immediate interest in procuring such managed services. We are also performing work for various state and local governments, as well as institutions of advanced learning.

Our consulting services segment experienced revenue growth of approximately $1,328,000 from approximately $2,104,000 for the quarter ended June 30, 2007 as compared to approximately $3,432,000 for the quarter ended June 30, 2008. The increase in revenues for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 was materially the result of the acquisition of iSYS augmented by internally generated revenues tied to consulting services work associated with our PKI credentialing and managed services segment, partially offset by some slight declines within our commercial environment driven by recent negative economic conditions in our geographic markets.

For the three months ended June 30, 2008, our PKI credentialing and managed services segment experienced decreased revenue of approximately 18%, with revenues off approximately $161,000 from $1,186,000 for the quarter ended June 30, 2007, to $1,025,000 for the quarter ended June 30, 2008. We anticipate that credential sales and managed services sales will increase in the medium to long-term time horizons as we continue to fulfill contract wins and witness the expansion and adoption of The Federation for Identity and Cross-Credentialing Systems (FiXs) and External Certificate Authority (“ECA”) programs by the Department of Defense, the HSPD-12 program by the Federal Government agencies and departments, and other groups commencing the pilot programs and rollout associated with the expansion of programs which are being mandated by the Federal Government. During the short-term, we believe that sales associated with our PKI managed services segment could be erratic as they may be driven by delivery timeframes controlled by external Company partners and clients that may be outside the control of the Company. As a result of several recent programs that have been awarded and initiated in the 2nd quarter of 2008, we believe that the adoption of PKI credentialing will continue to expand and accelerate into 2009.

Based upon estimates provided by independent analyst and U.S. government estimates respectively, management believes there is a base of 5 million to 15 million users for the Company’s PKI credentials that is comprised of U.S. Federal Government agencies’ employees and their contractors. The Company further believes that there is a developing market place for PKI credentials within state and local governments and other national programs that extend beyond the U.S. Federal Government agencies’ employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the HSPD-12 program that effect state and local governments as well as other national programs. The Company’s PKI credentials are currently priced from approximately $27.50 to $150.00 per user on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s PKI credentials by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI environment.

A number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded, and general economic conditions may result in subjecting our revenues and operating results to periodic variations from quarter to quarter. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance, as well as timing differences in the volume of activity and the number of contracts commenced or completed during any quarter may cause significant variations in operating results from one quarter to the next.

With our acquisitions of iSYS and ORC we rely upon a larger portion of our revenues from the Federal Government, directly or as a subcontractor. The Federal Government’s fiscal year ends September 30th of each calendar year. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter and/or first quarter of the year. Further, a change in presidential administrations and in senior government officials may negatively affect the rate at which the Federal Government purchases the services that we offer.

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

Results of Operations

Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

Revenues, net. Revenues for the three month period ended June 30, 2008 were approximately $9,264,000 as compared to approximately $3,289,000 for the three month period ended June 30, 2007. The increase in revenues was primarily attributable to the acquisition of iSYS and increases in our consulting services segment, partially offset by slight declines within our PKI managed services segment. Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 500% from approximately $809,000 for the quarter ended June 30, 2007 (prior to acquisition by WidePoint), to approximately $4,808,000 for the quarter ended June 30, 2008. We anticipate that this segment should continue to grow rapidly as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the Federal Strategic Sourcing Initiative, or FSSI, by the General Services Administration. Our consulting services segment experienced revenue growth of approximately 63% with revenues increasing approximately $1,328,000 from $2,104,000 for the three month period ended June 30, 2007 as compared to $3,432,000 for the three month period ended June 30, 2008, as a result of the acquisition of iSYS and an expansion in federal business during the quarter partially offset by some slight declines in our commercial environment which has been attributed to the present negative geographically-biased economic environment.

Our PKI credentialing and managed services segment experienced slightly decreased revenue of approximately 18% with revenues decreasing approximately $161,000 from $1,186,000 for the three month period ended June 30, 2007, to $1,025,000 for the three month period ended June 30, 2008. We anticipate that our PKI credentialing and managed services segment will increase during the second half as a result of several new mandates and initiatives which occurred during the 2nd quarter of 2008 that further pressures Agencies and contractors to better comply with existing government regulations.

Cost of sales. Cost of sales for the three month period ended June 30, 2008, was approximately $7,647,000, or 83% of revenues, an increase of approximately $5,510,000 from cost of sales of approximately $2,137,000, or 65% of revenues, for the three month period ended June 30, 2007. The absolute increase in cost of sales was primarily attributable to an increase in revenues while the percentage-based increase in cost of sales was primarily attributable to higher costs in the work performed within our Mobile Telecom Managed Services segment. We anticipate improvements in our costs of sales on a percentage basis as our managed services segment adds economies of scale. We anticipate that cost of sales will decrease on a percentage basis in the near term as we move beyond the initial start-up phase and increase our product mix of PKI services which generally realizes higher margins in relation to our other segments.

Gross profit. As a result of the acquisition of iSYS, gross profit for the three month period ended June 30, 2008, was approximately $1,617,000, or 17% of revenues, an increase of approximately $465,000 over gross profit of approximately $1,152,000, or 35% of revenues, for the three month period ended June 30, 2007. The percentage of gross profit was lower in the second quarter of 2008 as compared to the second quarter of 2007 as a result of lower margins associated with a greater mix of items related to our recent purchase of iSYS in January of 2008. The margins associated with our work in our mobile telecom management segment we believe will be inherently lower than what we expect as compared to our PKI managed services segment. We anticipate gross profit as a percentage of revenues will increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense for the three month period ended June 30, 2008, was approximately $247,000, or 3% of revenues, an increase of approximately $27,000, as compared to approximately $220,000, or 7% of revenues, for the three month period ended June 30, 2007. The slight increase was materially attributable to an initiative we are pursing to increase our sales and marketing capabilities and infrastructure. The absolute dollar amount of sales and marketing should expand in the near term as we expand our initiative to increase sales and marketing capabilities through the addition of several new hires and the addition of infrastructural improvements tied to improved tools and services. We believe that with our niche capabilities and the present latent demand for our services, the conscious investment in the Company’s sales and marketing will support our ability to expand our revenues.

General and administrative. General and administrative expenses for the three month period ended June 30, 2008, were approximately $1,477,000, or 16% of revenues, an increase of approximately $538,000, as compared to approximately $939,000, or 29% of revenues, recorded by the Company for the three month period ended June 30, 2007. The increase in general and administrative expenses for the three months ended June 30, 2008, was primarily attributable to our acquisition of iSYS, as well as to expanded business development expenditures in the PKI segment.

Depreciation. Depreciation expense for the three month period ended June 30, 2008, was approximately $38,700, or less than 1% of revenues, an increase of approximately $17,100, as compared to approximately $21,600 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended June 30, 2007. The increase in depreciation expense for the three month period ended June 30, 2008, was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income for the three month period ended June 30, 2008, was approximately $56,100, or less than 1% of revenues, an increase of approximately $25,900 as compared to approximately $30,200, or less than 1% of revenues, for the three month period ended June 30, 2007. The increase in interest income for the three month period ended June 30, 2007, was primarily attributable to greater amounts of invested cash and cash equivalents, partially offset by lower short-term interest rates, which were available to the Company on investments in interest bearing accounts.

Interest expense. Interest expense for the three month period ended June 30, 2008, was approximately $86,600, or less than 1% of revenues, an increase of approximately $84,000, as compared to approximately $2,600, or less than 1% of revenues, for the three month period ended June 30, 2007. The increase in interest expense for the three month period ended June 30, 2008 was primarily attributable to greater expenses associated with the debt instruments and an increase in capital leases held by the Company. We anticipate our interest expense will fall as a result of recent capital raises for which part of the proceeds were utilized to partially pay down outstanding debt balances.

Net loss. As a result of the above, the net loss for the three month period ended June 30, 2008, was approximately $178,000 as compared to the net loss of approximately $1,000 for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

Revenues, net. Revenues for the six month period ended June 30, 2008 were approximately $16,415,000 as compared to approximately $6,141,000 for the six month period ended June 30, 2007. The increase in revenues was primarily attributable to the acquisition of iSYS. Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 300% from approximately $3,378,000 for the six months ended June 30, 2007 (prior to acquisition by WidePoint), to approximately $9,294,000 for the six months ended June 30, 2008. We anticipate that growth of this segment should continue to increase as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the Federal Strategic Sourcing Initiative, or FSSI, by the General Services Administration. Our PKI credentialing and managed services segment experienced revenue growth of approximately 19% with revenues increasing approximately $288,000 from $1,496,000 for the six month period ended June 30, 2007 to $1,784,000 for the six month period ended June 30, 2008 as a result of various mandates to roll out credential programs to various agencies and contractors. Our consulting services segment experienced revenue growth of approximately 15% with revenues increasing approximately $690,000 from $4,646,000 for the six month period ended June 30, 2007 as compared to $5,336,000 for the six month period ended June 30, 2008 as a result of the acquisition of iSYS.

Cost of sales. Cost of sales for the six month period ended June 30, 2008, was approximately $13,694,000, or 83% of revenues, an increase of approximately $9,432,000 from cost of sales of approximately $4,262,000, or 69% of revenues, for the six month period ended June 30, 2007. The increase in cost of sales was materially attributable to the acquisition of iSYS. The higher percentage marginal cost of sales for the six month period ended June 30, 2008 as compared to June 30, 2007 was predictable, due to lower margins associated with our Mobile Telecom Managed Services segment as compared to those that we witness within our PKI credentialing and managed services segment. We believe that the Mobile Telecom Managed Services segment margins will continue to have comparatively lower margins as compared to those of the PKI credentialing and managed services segment and that, on balance, margin should increase as the PKI credentialing and managed services segment increases as a percentage of the total revenue mix along with increases in margin growth we anticipate as we witness greater economies of scale related to both segments.

Gross profit. As a result of the acquisition of iSYS, gross profit for the six month period ended June 30, 2008, was approximately $2,721,000, or 17% of revenues, an increase of approximately $787,000 over gross profit of approximately $1,879,000, or 31% of revenues, for the six month period ended June 30, 2007.

Sales and marketing. Sales and marketing expense for the six month period ended June 30, 2008, was approximately $413,000, or 3% of revenues, an increase of approximately $13,000, as compared to approximately $400,000, or 7% of revenues, for the six month period ended June 30, 2007. The increase was materially attributable to the expansion of our business development and sales efforts.

General and administrative. General and administrative expenses for the six month period ended June 30, 2008, were approximately $3,158,000, or 19% of revenues, an increase of approximately $1,282,000, as compared to approximately $1,876,000, or 31% of revenues, recorded by the Company for the six month period ended June 30, 2007. The absolute dollar increase in general and administrative expenses for the six months ended June 30, 2008, was primarily attributable to our acquisition of iSYS, including an increase of approximately $300,000 associated with our stock compensation expense for FAS 123R for options which were issued to key personnel of iSYS which were expensed in the first quarter and will not re-occur.

Depreciation expense. Depreciation expense for the six month period ended June 30, 2008, was approximately $76,000, or less than 1% of revenues, an increase of $38,800, as compared to approximately $37,200 of such expenses, or less than 1% of revenues, recorded by the Company for the six month period ended June 30, 2007. The increase in depreciation expenses for the six month period ended June 30, 2008, was primarily attributable to the increased pool of depreciable assets.

Interest income. Interest income for the six month period ended June 30, 2008, was approximately $72,100, or less than 1% of revenues, an increase of $10,100 as compared to approximately $62,000, or less than 1% of revenues, for the six month period ended June 30, 2007. The increase in interest income for the six month period ended June 30, 2008, was primarily attributable to greater amounts of cash and cash equivalents available to the Company over this time period.

Interest expense. Interest expense for the six month period ended June 30, 2008, was approximately $186,100, or less than 1% of revenues, an increase of $180,200 as compared to approximately $5,900, or less than 1% of revenues, for the six month period ended June 30, 2007. The increase in interest expense for the six month period ended June 30, 2008 was primarily attributable greater expenses associated with the debt instruments and an increase in capital leases held by the Company.

Net loss. As a result of the above, the net loss for the six month period ended June 30, 2008, was approximately $1,041,000 as compared to the net loss of approximately $377,000 for the six months ended June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consulting services:
Revenues	$3,431,705	$2,103,510	$5,335,682	$4,645,813
Operating income (loss)	159,671	(37,836)	300,233	(18,707)
Total assets	6,110,423	2,960,192	6,110,423	2,960,192
Mobile Telecom Managed Services:
Revenues	$4,807,741	$--	$9,294,904	$--
Operating income	279,993	--	388,820	--
Total assets	4,047,140	--	4,047,140	--
PKI Credentialing and Managed Services:
Revenues	$1,024,627	$1,185,599	$1,784,052	$1,495,666
Operating income (loss) (includes amortization	5,375	365,725	(267,770)	269,836
expense of $57,598, $45,838, $103,435, and
$91,675, respectively)
Total assets	1,534,940	1,816,719	1,534,940	1,816,719
Total Company
Revenues	$9,264,073	$3,289,109	$16, 414,638	$6,141,479
Operating loss before depreciation expense	107,387 (1)	6,741 (2)	849,101 (3)	395,824 (4)
Depreciation expense	38,718	21,624	76,033	37,174
Interest income (expense), net	(30,436)	27,593	(114,067)	56,126
Net loss	$(178,239)	$(772)	$(1,040,899)	$(376,872)
Total Corporate assets	$11,688,480	$5,890,039	$11,688,480	$5,890,039
Total assets	$23,380,983	$10,666,950	$23,380,983	$10,666,950

(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $397,156 in unallocated corporate costs in general and administrative expense of which $104,378 is comprised of stock options expense.

(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $279,360 in unallocated corporate costs in general and administrative expense.

(3) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC and $200,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $959,845 in unallocated corporate costs in general and administrative expense of which $476,080 is comprised of stock options expense.

(4) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $536,414 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2007 and through the period ended June 30, 2008, operations were materially financed with working capital, borrowings against the Company’s credit facilities with Cardinal Bank and equity financing through the issuance of common stock. During the second quarter of 2008 the Company raised approximately $4.0 million dollars in additional equity financing through the sale of common stock with two institutional investors. During the first quarter of 2008 the Company modified its senior lending facility with Cardinal Bank for up to $5,000,000 through April 1, 2009 at a rate of prime plus 25 basis points. We have no outstanding balances on our line of credit and approximately $1.8 million outstanding on our 4 year installment note at June 30, 2008 with Cardinal Bank. Further, on November 5, 2007, the Company entered into a series of agreements with Protexx, Inc., that allowed for Protexx, Inc. with approval by WidePoint to borrow up to $330,000 from WidePoint on an installment basis between November 5, 2007 and July 31, 2008. The short-term borrowing facility was fully collateralized against all of the assets of Protexx, Inc. As of June 30, 2008, Protexx, Inc. had drawn down approximately $285,000 against the credit facility and on July 31, 2008, the Company purchased the assets of Protexx for $1.00 and the assumption of the credit facility.

Net cash provided by operating activities for the quarter ended June 30, 2008, was approximately $13,000, as compared to cash provided by operating activities of $730,000 for the quarter ended June 30, 2007. The decrease in cash generated from operating activities for the quarter ended June 30, 2008, was primarily a result of a reduction in accounts receivable attributable to increased collections of outstanding balances, partially offset by a substantial paydown of accounts payable and the reduction of accrued liabilities. Variability in Days Sales Outstanding and increases in revenue growth as a result of our acquisition of iSYS in January 2008 were contributing factors to these changes. Net cash used in investing activities for the quarter ended June 30, 2008, was approximately $36,000, as compared to $170,000 used in investing activities in the quarter ended June 30, 2007. The decrease in net cash used in investing activities primarily reflects lesser asset purchases made within the quarter. Net cash provided by financing activities amounted to approximately $2,513,000 in the quarter ended June 30, 2008, as compared to approximately $7,000 of net cash used in financing activities in the quarter ended June 30, 2007. The increase in net cash provided by financing activities primarily relates to the Company’s recent equity raise of approximately $4.0 million during the quarter ended June 30, 2008, partially offset by the repayment of approximately $1.5 million in notes payable.

As of June 30, 2008, the Company had a net working capital of approximately $3,275,000. The Company’s primary source of liquidity consists of approximately $4.8 million in cash and cash equivalents and approximately $7.0 million of accounts receivable. The Company’s primary use of liquidity consists of $6.6 million in accounts payable and accrued expenses.

The Company’s business environment is characterized by rapid technological change, periods of high growth and contraction and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s outlook.

The Company has embarked upon several new initiatives to expand revenue growth that have included a combination of organic growth and strategic merger and acquisition opportunities. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. The Company recently added to its working capital by selling shares of its common stock in private transactions. The approximate $4.0 million in proceeds during the 2nd quarter of 2008 has bolstered the Company’s ability to finance working capital requirements and paydown debt allowing for the Company to integrate and expand our services offerings. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

Beginning during the fourth quarter of fiscal 2007 and in the first quarter of fiscal year 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. We continue to work on the remedial action addressing those material weaknesses. The elements of the remediation plan are as follows:

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

The above remedial measures initiated during the fourth quarter of fiscal year 2007 and pursued in the quarters ended March 31, 2008 and June 30, 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

10.1	Amendment, dated as of July 25, 2008, between the Registrant and Steven L. Komar (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008).*

10.2	Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 31, 2008).*

10.3	Asset Purchase Agreement, dated July 31, 2008, by and among WidePoint Corporation, Protexx Acquisition Corporation, Protexx Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 6, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: August 14, 2008	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer