Form 10-Q
period 2008-09-30
WIDEPOINT CORP
filed 2008-11-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________ to _____________________

Commission file number 000-23967

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
18W100 22nd Street, Suite 104, Oakbrook Terrace, Ill	60181
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2008, 58,090,697 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2008
	(unaudited) and December 31, 2007 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine
	months ended September 30, 2008 and 2007 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three and nine
	months ended September 30, 2008 and 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	21
	Condition and Results of Operations
Item 4T.	Controls and Procedures	28
Part II. OTHER INFORMATION
Item 6.	Exhibits	30
SIGNATURES		31
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Consolidated Balance Sheets	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,995,762	$1,831,991
Accounts receivable	5,758,662	4,808,832
Prepaid expenses and other assets	223,715	328,539

Total current assets	12,978,139	6,969,362

Property and equipment, net	433,471	435,859
Goodwill	7,357,252	2,526,110
Intangibles, net	3,011,067	1,165,461
Other assets	141,688	167,164

Total assets	$23,921,617	$11,263,956

Liabilities and stockholders’ equity
Current liabilities:
Short-term borrowings	$2,583,561	$--
Accounts payable	4,234,056	2,715,180
Accrued expenses	1,443,164	707,886
Deferred revenue	1,887,939	96,674
Short-term portion of capital lease obligation	104,598	118,246

Total current liabilities	10,253,318	3,637,986

Long-term debt, net of current portion	1,239,326	--
Capital lease obligation, net of current portion	88,801	162,976

Total liabilities	11,581,445	3,800,962

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 58,090,697 and
52,558,697 shares issued and outstanding, respectively	58,091	52,559
Stock warrants	38,666	38,666
Additional paid-in capital	67,120,386	60,873,273
Accumulated deficit	(54,876,971)	(53,501,504)

Total stockholders’ equity	12,340,172	7,462,994

Total liabilities and stockholders’ equity	$23,921,617	$11,263,956

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Revenues, net	$8,878,431	$4,005,463	$25,293,069	$10,146,942
Cost of sales (including amortization and depreciation
of $261,134, $112,749, $701,739, and $332,867,
respectively)	7,381,674	2,815,538	21,075,234	7,077,085

Gross profit	1,496,757	1,189,925	4,217,835	3,069,857
Sales and marketing	262,970	208,480	675,501	608,662
General & administrative (including SFAS123 (R) stock
compensation expense of $51,253, $31,090, $527,333, and
$117,753, respectively)	1,484,878	799,829	4,642,526	2,675,403
Depreciation expense	41,171	22,599	117,204	59,773

(Loss) Income from operations	(292,262)	159,017	(1,217,396)	(273,981)
Interest income	33,713	21,944	105,773	83,942
Interest expense	(76,019)	(2,704)	(262,146)	(8,576)
Other expense	--	--	(1,698)	--

Net (loss) income before income tax	$(334,568)	$178,257	$(1,375,467)	$(198,615)
Income tax benefit, net	--	--	--	--

Net (loss) income	$(334,568)	$178,257	$(1,375,467)	$(198,615)

Basic net (loss) income per share	$(0.006)	$0.003	$(0.024)	$(0.004)

Basic weighted average shares outstanding	58,090,697	52,558,699	56,197,675	52,348,799

Diluted net (loss) income per share	$(0.006)	$0.003	$(0.024)	$(0.004)

Diluted weighted average shares outstanding	58,090,697	57,470,064	56,197,675	52,348,799

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(334,568)	$178,257	$(1,375,467)	$(198,615)
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation expense	55,421	34,241	158,085	89,318
Amortization expense	246,884	101,107	660,859	303,322
Amortization of deferred financing costs	2,143	--	6,429	--
Stock options expense	51,253	31,090	527,333	117,753
Gain on disposal of equipment	--	--	(2,378)	--
Changes in assets and liabilities
Accounts receivable	1,198,275	(869,338)	3,262,334	2,537,735
Prepaid expenses and other current assets	259,656	136,795	36,803	139,778
Other assets	6,885	(49,536)	(43,838)	(50,755)
Accounts payable and accrued expenses	870,636	24,488	1,392,750	(2,618,947)

Net cash provided by (used in)
operating activities	$2,356,585	$(412,896)	$4,622,910	$319,589

Cashflows from investing activities:
Purchase of asset/subsidiary, net of cash
acquired	(5,878)	--	(4,907,623)	--
Purchase of property and equipment	(9,948)	(6,799)	(73,534)	(135,429)
Software development costs	--	--	--	(63,809)

Net cash used in investing activities	$(15,826)	$(6,799)	$(4,981,157)	$(199,238)

Cashflows from financing activities:
Borrowings on notes payable	--	--	3,837,750	--
Principal payments on notes payable	(123,358)	--	(2,168,298)	--
Principal payments under capital lease
obligation	(29,842)	(13,019)	(87,823)	(38,172)
Costs related to registration statement	--	--	--	(29,720)
Proceeds from exercise of stock options	--	--	14,400	34,710
Proceeds from issuance of stock	--	--	4,080,000	--
Costs related to issuance of stock	--	--	(140,298)	--
Costs related to financing purchase of
subsidiary	--	--	(13,713)	--

Net cash (used in) provided by
financing activities	$(153,200)	$(13,019)	$5,522,018	$(33,182)

Net increase (decrease) in cash	$2,187,559	$(432,714)	$5,163,771	$87,169

Cash and cash equivalents, beginning of period	$4,808,203	$3,294,696	$1,831,991	$2,774,813

Cash and cash equivalents, end of period	$6,995,762	$2,861,982	$6,995,762	$2,861,982

Supplementary Information:
Promissory Note issued for iSYS acquisition	$--	$--	$2,000,000	$--
Noncash investing and financing activity -
capital leases for acquisition of
property and equipment	--	--	--	16,386
Cash paid for interest	$28,529	$2,704	$110,322	$8,576

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Organization and Nature of Operations

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2008 and 2007 have been prepared by WidePoint Corporation (“WidePoint” or the “Company”) and are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the operating results for the full year.

WidePoint is a leading provider of advanced information technology products and services, including identity assurance and information protection management services, forensic informatics and wireless technology services. WidePoint has four operational entities: Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), Protexx Acquisition Corp., and WidePoint IL, Inc. WidePoint enables organizations to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services, forensic informatics, and information assurance services — predominately to the United States Government. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government. In July 2008, our wholly-owned subsidiary Protexx Acquisition Corp. acquired the assets and certain liabilities of Protexx, Incorporated, a Delaware corporation (“Protexx”). Protexx provides identity assurance and data encryption services.

WidePoint was incorporated in Delaware on May 30, 1997. Our staff consists of business and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplaces. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisition of ORC, iSYS, and Protexx, and our internal growth initiatives.

The Company has physical locations in Oakbrook Terrace, Illinois; Fairfax, Virginia; McLean, Virginia; Chesapeake, Virginia; Deerfield Beach, Florida and Columbus, Ohio. The Company’s employees work at various client locations throughout the Mid Atlantic and upper Midwest areas of the United States.

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the September 30, 2008 cash balances was approximately $7.0 million in interest bearing balances in one bank, mostly in excess of federally insured amounts, as compared to approximately $1.6 million in interest bearing balances in one bank at December 31, 2007.

Accounts Receivable

The majority of the Company’s accounts receivable are due from either United States governmental agencies or established companies in the following industries: healthcare, financial services and U.S. Federal government contractors. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the quarter ended September 30, 2007,
Allowance for doubtful accounts	$--	$14,400	$--	$14,400
For the quarter ended September 30, 2008,
Allowance for doubtful accounts	$--	$44	$44	$--

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2008 and December 31, 2007, unbilled accounts receivable totaled $1,234,895 and $371,435, respectively.

Revenue Recognition

A portion of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at September 30, 2008 or on December 31, 2007 due to termination provisions and thus has not recorded provisions for such events.

Additionally, revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectability is probable.

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

Significant Customers

For the quarter ended September 30, 2008, three customers, the Transportation Security Administration (“TSA”), the U.S. Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency of the U.S. Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented approximately 27%, 21%, and 12% of revenues, respectively. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended September 30, 2007, two customers, the U.S. Government Services Administration (“GSA”) Aces eOffers Program and Lockheed Martin represented approximately 12% and 11% of revenues, respectively. For the nine-month period ended September 30, 2008, three customers, the TSA, DHS, and WHS represented approximately 26%, 19%, and 12% of revenues, respectively. For the nine-month period ended September 30, 2007, no customers represented over 10% of revenues.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable, short-term debt, and capital leases. The carrying values of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s capital leases and bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of September 30, 2008, two customers, the TSA and the DHS, accounted for approximately 21% and 17% of accounts receivable, respectively. As of December 31, 2007, two clients, Headquarters Cryptologic Systems Group (HQ CPSG) and United Space Alliance, represented 24% and 14% of accounts receivable, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Automobiles, computers, equipment and software	$811,202	$657,883
Less- Accumulated depreciation and amortization	(377,731)	(222,024)

	$433,471	$435,859

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

Software Development Costs

WidePoint accounts for software development costs related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $14,000 of amortization expense for PKI-I, $31,000 for PKI-II, and $18,000 for PKI-III for the three month period ended September 30, 2008. WidePoint was awarded an Authority to Operate (“ATO”) under the guidelines associated with our PKI certificates in April 2008 and initiated amortizing the expense for PKI-III in May 2008 over an approximate three year life. Capitalized software costs, net, included in Intangibles, net, at September 30, 2008 and December 31, 2007 were approximately $0.5 million and $0.7 million, respectively.

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

Outstanding options and warrants to purchase 8,619,457 for the quarter ended September 30, 2008 have been excluded from the calculation of the diluted net loss per share as such effect would have been anti-dilutive. Outstanding options and warrants to purchase 4,911,366 for the quarter ended September 30, 2007 have been included in the calculation of net income per share.

Outstanding options and warrants to purchase 8,619,457 and 7,176,257 for the nine months ended September 30, 2008 and 2007, respectively, have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive.

As a result of these items, the basic and diluted net loss per share for the quarter ended September 30, 2008 and for the nine months ended September 30, 2008 and 2007 are presented as identical.

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

The amount of compensation expense recognized under SFAS 123(R) during the three and nine month periods ended September 30, 2008 and 2007, respectively, under our plans was comprised of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
General and administrative expense	$51,253	$31,090	$527,333	$117,753
Share-based compensation before taxes	51,253	31,090	527,333	117,753
Share-based compensation expense	$51,253	$31,090	$527,333	$117,753
Net share-based compensation expenses per basic
and diluted common share	$0.00	$0.00	$0.01	$0.00

Since we have cumulative operating losses as of September 30, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements. Additionally, no incremental tax benefits were recognized from stock options exercised during the three and nine months ended September 30, 2008, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions of no dividend yield, risk free interest rates of between 2.61% and 4.83%, volatility of between 156% to 57%, and expected life in years of approximately 4 years. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three and nine month periods ended September 30, 2008 and September 30, 2007 is presented below:

	# of Shares	Weighted average Grant date fair value per share
OUTSTANDING AND NON -VESTED
Non-vested at January 1, 2008	457,044	$0.73
Granted	870,000	$0.77
Vested	(57,044)	$0.49
Forfeited	--	--
Non-vested at March 31, 2008	1,270,000	$0.77
Granted	--	--
Vested	(390,000)	$0.80
Forfeited	--	--
Non-vested at June 30, 2008	880,000	$0.76
Granted	610,000	$0.01
Vested	176,000	$0.60
Non-vested at September 30, 2008	1,314,000	$0.43
Non-vested at January 1, 2007	753,477	$0.67
Granted	--	--
Vested	323,183	$0.58
Forfeited	29,250	$0.43
Non-vested at March 31, 2007	401,044	$0.76
Granted	--	--
Vested	--	--
Non-vested at June 30, 2007	401,044	$0.76
Granted	124,000	$0.58
Vested	68,000	$0.63
Non-vested at September 30, 2007	457,044	$0.73
OUTSTANDING AND EXERCISABLE
Total outstanding at January 1, 2008	7,085,211	$0.37
Issued	870,000	$0.90
Cancelled	--	--
Exercised	32,000	$0.45
Total outstanding at March 31, 2008	7,923,211	$0.42
Total exercisable at March 31, 2008	6,653,211	$0.32
Issued	--	--
Cancelled	4,800	$0.45
Exercised	--	--
Total outstanding at June 30, 2008	7,918,411	$0.42
Total exercisable at June 30, 2008	7,038,411	$0.35
Issued	610,000	$0.82
Cancelled	--	--
Exercised	--	--
Total outstanding at September 30, 2008	8,528,411	$0.45

Total exercisable at September 30, 2008	7,214,411	$0.37
Total outstanding at January 1, 2007	7,103,261	$0.36
Issued	--	--
Cancelled	30,250	$0.48
Exercised	75,800	$0.34
Total outstanding at March 31, 2007	6,997,211	$0.36
Total exercisable at March 31, 2007	6,596,167	$0.32
Issued	--	--
Cancelled	--	--
Exercised	36,000	$0.24
Total outstanding at June 30, 2007	6,961,211	$0.36
Total exercisable at June 30, 2007	6,560,167	$0.32
Issued	124,000	$0.58
Cancelled	--	--
Exercised	--	--
Total outstanding at September 30, 2007	7,085,211	$0.37
Total exercisable at September 30, 2007	6,628,167	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2008 were 3.51 and 2.76, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of September 30, 2008 was $1,057,150. The total intrinsic value of options exercisable on September 30, 2008 was $1,057,150. The total intrinsic value of options exercised for the third quarter of 2008 was $0. The Company issues new shares of common stock upon the exercise of stock options.

At September 30, 2008, there were 4,535,438 shares available for future grants under the Company’s Stock Incentive Plans.

At September 30, 2008, the Company had approximately $412,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.51 years.

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

3. Debt

On January 2, 2008, WidePoint entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility bear interest at a variable rate equal to the prime rate plus 0.25% with such variable rate dropping to the prime rate or the prime rate minus 0.25% depending upon the Company meeting certain performance conditions, with the repayment date for such facility being April 30, 2009. This new revolving credit facility replaces the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually and the repayment date of such term loan is January 1, 2012. The balances for the revolving credit facility and the term loan were approximately $0 and $1.8 million, respectively, at September 30, 2008.

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

The following summarizes the Company’s acquisition activity since 2004:

•	In July 2008, WidePoint purchased the assets and certain liabilities of Protexx, Incorporated (“Protexx”) (See Note 10). Protexx was a development stage company with no material revenues. We applied the costs in excess of assets and assumed liabilities associated with the asset purchase to a proprietary software intangible asset that Protexx has developed with an estimated three year life for the proprietary software that Protexx has developed.

•	In January 2008, WidePoint completed the acquisition of iSYS, LLC. (“iSYS”). The purchase price allocation for the Company’s acquisition of iSYS at this time is still preliminary and subject to final adjustments. The Company has engaged a consultant to assist it in its final purchase price allocation. As a result of a requirement in the purchase agreement between WidePoint and iSYS to measure iSYS’s working capital and adjust it subsequent to the closing and after an audit had been performed, we determined that the minimum working capital of $2,000,000 was met and that an excess of approximately $143,000 existed with such $143,000 being paid out during the second quarter of 2008 to the former sole member of iSYS. The excess working capital will be adjusted against the purchase price.

•	During 2004, WidePoint completed the acquisition of Operational Research Consultants, Inc. (“ORC”). The Company also has capitalized software development costs associated with its PKI initiative, established and/or has estimated the purchase price allocation of the assets acquired and allocated the purchase price of the components and software capitalization of goodwill and other intangibles as follows:

Amortized Intangible Assets		As of September 30, 2008
		Gross Carrying Amount	Accumulated Amortization

(1)	ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
	preliminary valuations)	$1,145,523	$ (865,889)

(2)	PKI-I Intangible (Related to
	internally generated software)	$ 334,672	$ (227,965)

(3)	PKI-II Intangible (Related to
	internally generated software)	$ 649,991	$ (385,871)

(4)	PKI-III Intangible (Related to
	internally generated software)	$ 211,680	$ (29,400)

(5)	iSYS	$2,000,000	$ (300,000)

(6)	Protexx	$ 506,463	$ (28,137)

	Total	$4,848,329	$(1,837,262)

Aggregate Amortization Expense:
	For quarter ended 9/30/08	$ 246,884
	For the nine months ended 9/30/08	$ 660,859

Estimated Amortization Expense:
	For year ended 12/31/08	$ 921,811
	For year ended 12/31/09	$1,013,652
	For year ended 12/31/10	$ 814,462
	For year ended 12/31/11	$ 522,001
	For year ended 12/31/12	$ 400,000

(1)	The ORC intangible is made up of the purchase accounting associated with the valuation assigned by the Company to ORC’s customer relationships and PKI business opportunity. The PKI business opportunity intangible has an estimated life of 6 years and ORC’s customer relationships have an estimated life of 5 years. The PKI business opportunity was estimated based upon the contractual life assigned to the authority to issue PKI certificates by the federal government. The fair value of the PKI business opportunity was estimated using the expected present value of future cash flows estimated by the Company for ORC’s PKI business opportunity. ORC’s customer relationship intangible was estimated based upon an analysis of the historic life of ORC’s present customer relationships and their present contract opportunities. A fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 2.0 years.
(2)	The PKI-I intangible is related to internally generated software that was associated with ORC’s PKI-I development of its phase 1 software offerings. ORC commenced sales of its PKI-I service in August of 2004. It has a weighted average life of 2.0 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(3)	The PKI-II intangible is related to a secondary PKI software development effort by ORC. ORC commenced sales of its PKI-II service in August of 2005. It has a weighted average life of 2.0 years and is based upon the contractual life assigned to the authority to issue PKI certificates by the federal government.
(4)	The PKI-III intangible is related to an additional PKI software development by ORC to attain an Authority To Operate (“ATO”) under the guidelines associated with PKI certificates to be issued under a General Service Administration (“GSA”) credential program. ORC was issued its ATO by the GSA in April of 2008. It has a weighted average life of 2.5 years as based upon the contractual life assigned by its authority to operate and issue PKI certificates by the federal government.
(5)	The iSYS intangible is made up of the preliminary estimated purchase accounting allocations associated with the valuation assigned by the Company to iSYS’s customer relationships and mobile telecom expense management (“MTEM”) software. The MTEM software intangible has an estimated life of 5 years and iSYS’s customer relationships have an estimated life of 5 years. The MTEM software was estimated based upon a preliminary estimate attributed to the most recent life attributable to the contractual life assigned to iSYS’s most recent contract awards and terms. The preliminary estimated fair value of the MTEM software was estimated using the expected present value of future cash flows estimated by the Company for iSYS’s software. iSYS’s customer relationship intangible was estimated based upon an analysis of the historic life of iSYS’s present customer relationships and their present contract opportunities. A preliminary fair value was estimated using the expected present value of the estimated future cash flows generated from those relationships. The weighted average life of this intangible asset class is 5.0 years. The Company has retained an outside consultant to conduct an independent analysis to determine the appropriate valuation of the intangibles and both the estimated life and value may change upon the completion of such independent analysis
(6)	The Protexx intangible is made up of acquired technology that was purchased in July 2008. In July 2008, WidePoint purchased the assets and certain liabilities of Protexx. Protexx was a development stage company with no material revenues. We applied the costs in excess of assets and assumed liabilities associated with the asset purchase to a proprietary software intangible asset that Protexx has developed with an estimated 3 year life for the proprietary software.

The total weighted average life of all of the intangibles is approximately 3.0 years.

There were no amounts of research and development assets acquired during the quarter and nine months ended September 30, 2008, nor any written-off in the period.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 and 2007 were as follows:

Total
Balance as of January 1, 2007	$2,526,110
Goodwill adjusted	$-
Balance as of September 30, 2007	$2,526,110
Balance as of January 1, 2008	$2,526,110
Goodwill acquired	$4,831,142
Balance as of September 30, 2008	$7,357,252

The goodwill acquired is associated with the acquisition of iSYS in January 2008. Management believes that the carrying value was not impaired as of September 30, 2008.

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

As of September 30, 2008, the Company had net operating loss carry forwards of approximately $21 million to offset future taxable income. These carry forwards expire between 2010 and 2026. Under the provisions of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. Upon review and analysis by the Company, we have concluded that no FIN 48 effects are present as of September 30, 2008 and our tax position has not materially changed since December 31, 2007.

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the nine month period ended September 30, 2008, 32,000 shares of common stock were issued as the result of the exercise of employee stock options. As of September 30, 2008, there were 58,090,697 shares of common stock outstanding.

Common Stock

On July 31, 2008, pursuant to the terms of the Purchase Agreement between the Company, Protexx Acquisition Corporation, a Delaware corporation, Protexx Incorporated, a Delaware corporation (“Protexx”), and Peter Letizia, Charles B. Manuel, Jr. and William Tabor, the Company issued 2.5 million shares of its common stock in the name of Protexx and delivered such shares to the parties’ escrow agent to be held in escrow pending the possible release of such shares as part of the potential earnout to which Protexx may be entitled under the Purchase Agreement for calendar year 2008. For calendar year 2009, Protexx shall have the opportunity to earn an additional Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00) worth of privately issued shares of WidePoint common stock as part of the earnout for that calendar year. The maximum number of whole shares of WidePoint common stock that Protexx shall have the opportunity to earn for calendar year 2009 shall be equal to the number of whole shares of WidePoint common stock that results from Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00) divided by the greater of (x) One Dollar and Twenty-Five Cents ($1.25) or (y) the average closing sale price of the WidePoint common stock as quoted on the AMEX for the twenty (20) trading days immediately preceding December 31, 2009 (See Note 10).

On April 29, 2008, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Deutsche Bank AG, London Branch (“Deutsche Bank”), and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Purchase Agreement, Deutsche Bank agreed to purchase 2,500,000 shares of WidePoint common stock for a total purchase price of $2,550,000, or $1.02 per share. Pursuant to the Purchase Agreement, the Company issued 2,500,000 shares of its common stock to Deutsche Bank on May 2, 2008. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

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

As a result of the equity transactions to raise additional capital that we entered into during the second quarter of 2008, the Company issued a combined cumulative total of 4,000,000 common shares of the Company which provided gross proceeds of $4,080,000 and net proceeds after various legal and other expenses of approximately $3,940,000.

Pursuant to the terms of a Membership Interest Purchase Agreement between the Company, iSYS, LLC and Jin Kang, the Company issued 1,500,000 shares of Company common stock on January 8,, 2008 at a stock price of $1.20 per common share for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock on January 8, 2008, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the Membership Interest Purchase Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years, with 66% of the value in excess of such initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the fourth year the value in excess of 50% is used instead of 66%, with the total earnout capped at $6 million, with $3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year. The value of the 1,500,000 shares of unregistered common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share.

Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares of common stock at a price of $0.80 per share to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with Emerging Issues Task Force (EITF) 96-18.

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

During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was operated in a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed services. As of January 4, 2008, the Company added a third segment upon the acquisition of iSYS, LLC for mobile telecom expense management.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Mobile Telecom Managed Services:
Revenues	$5,284,138		$--		$14,579,042		$--
Operating income	296,628		--		685,448		--
Total assets	2,780,485		--		2,780,485		--
PKI Credentialing and Managed Services:
Revenues	$1,161,342		$1,314,810		$2,945,394		$2,810,476
Operating (loss) income (includes amortization	(38,549)		293,882		(306,319)		563,717
expense of $63,477, $45,838, $166,913, and
$137,514, respectively)
Total assets	2,052,722		1,409,408		2,052,722		1,409,408
Consulting services:
Revenues	$2,432,951		$2,690,653		$7,768,633		$7,336,466
Operating income	85,358		138,932		385,591		120,226
Total assets	8,220,450		4,213,943		8,220,450		4,213,943
Total Company
Revenues	$8,878,431		$4,005,463		$25,293,069		$10,146,942
Operating (loss) income before depreciation	(251,091	)(1)	181,616	(2)	(1,100,192	)(3)	(214,208	)(4)
expense
Depreciation expense	41,171		22,599		117,204		59,773
Interest (expense) income, net	(42,306)		19,240		(156,373)		75,366
Net (loss) income	$(334,568)		$178,257		$(1,375,467)		$(198,615)
Total Corporate assets	$10,867,960		$5,264,415		$10,867,960		$5,264,415
Total assets	$23,921,617		$10,887,766		$23,921,617		$10,887,766

(1) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, and $28,137 in amortization expense in cost of sales associated with the purchase of the assets of Protexx, which are not allocated among the segments, and $411,121 in unallocated corporate costs in general and administrative expense of which $51,253 is comprised of stock options expense.

(2) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments, and $195,929 in unallocated corporate costs in general and administrative expense.

(3) Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC, $300,000 in amortization expense in cost of sales associated with the purchase of iSYS, and $28,137 in amortization expense in cost of sales associated with the purchase of the assets of Protexx, which are not allocated among the segments. and $1,370,967 in unallocated corporate costs in general and administrative expense of which $527,333 is comprised of stock options expense.

(4) Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments, and $732,343 in unallocated corporate costs in general and administrative expense.

8. Litigation

The Company is not involved in any material legal proceedings.

9. iSYS Acquisition

Pursuant to the terms of the Membership Interest Purchase Agreement discussed in Note 6 above, the Company paid the following consideration at the closing of the iSYS acquisition: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bears simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate will increase to 10% from January 1, 2009 through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008, and (iii) the issuance of 1,500,000 shares of Company common stock issued at a stock price of $1.20 per share for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. The aggregate purchase price was $9,046,132, including $102,722 of acquisition costs and without consideration for the contingent issuance of the 3,000,000 earnout shares. The value of the 1,500,000 unregistered shares of common stock issued was $1,800,000 and was determined based on the closing market price of the Company’s common shares on January 8, 2008 of $1.20 per common share. Subsequent to the closing and as a requirement of the purchase agreement between WidePoint and iSYS, an audit of the working capital of iSYS was performed to determine if the minimum requirement of $2,000,000 in working capital existed at the time of the closing of the purchase. It was determined that an excess of approximately $143,000 existed. The excess working capital was therefore adjusted and paid to the former sole member of iSYS and the purchase price has been subsequently adjusted.

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

10. Protexx, Inc. Asset Purchase

On July 31, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among the Company, Protexx Acquisition Corporation, Protexx, Incorporated (“Protexx”), Peter Letizia, Charles B. Manuel, Jr. and William Tabor, pursuant to which Protexx Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain of the assets of Protexx, a provider of software-based authentication and encryption solutions to government, military, first responder and commercial enterprises. Protexx Acquisition Corporation acquired such assets in exchange for the payment of $1.00 and the assumption of approximately $506,000, net, of assumed assets, liabilities and direct costs associated with the asset purchase. At the time of the asset purchase Protexx was a development stage company that did not have an established customer base and/or an assembled workforce. Therefore the asset purchase price will be allocated to other intangible assets. Protexx may be entitled to receive earnout payments under the Purchase Agreement in the event that the business conducted with the assets purchased from Protexx exceeds specified earnings targets in calendar years 2008 and 2009. Half of any such earnout payment earned shall be paid in cash, with the remainder to be paid in Company common stock.

For calendar year 2008, the Protexx business acquired by Protexx Acquisition Corporation must achieve earnings before interest, taxes, depreciation and amortization, excluding any amortization expenses from any software development costs (“EBITDA”), of greater than forty percent (40%) of revenues realized for the calendar year (the “Minimum EBITDA”) in order to qualify for any earnout amount.

For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of at least Three Million Dollars ($3,000,000.00) and up to Five Million Dollars ($5,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000.00) of the earnout amount (which is equal to 25% of $4,500,000.00). For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Five Million Dollars ($5,000,000.00) and up to Seven Million Dollars ($7,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00) of the earnout amount (which is equal to 50% of $4,500,000.00). For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Seven Million Dollars ($7,000,000.00) and up to Eight Million Dollars ($8,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Three Million Three Hundred Seventy-Five Thousand Dollars ($3,375,000.00) of the earnout amount (which is equal to 75% of $4,500,000.00). For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Eight Million Dollars ($8,000,000.00) and up to Fourteen Million Dollars ($14,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Four Million Five Hundred Thousand Dollars ($4,500,000.00) of the earnout amount (which is equal to 100% of $4,500,000.00). For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Fourteen Million Dollars ($14,000,000.00) and up to Twenty-Nine Million Dollars ($29,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Five Million Six Hundred Twenty-Five Thousand Dollars ($5,625,000.00) of the earnout amount. For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Twenty-Nine Million Dollars ($29,000,000.00) and up to Thirty-Eight Million Dollars ($38,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Six Million Seven Hundred Fifty Thousand Dollars ($6,750,000.00) of the earnout amount. For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Thirty Eight Million Dollars ($38,000,000.00) and up to Forty-Two Million Dollars ($42,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Seven Million Eight Hundred Seventy-Five Thousand Dollars ($7,875,000.00) of the earnout amount. For calendar year 2008, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Forty-Two Million Dollars ($42,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn the maximum earnout amount of Nine Million Dollars ($9,000,000.00).

In the event the maximum earnout amount of $9,000,000.00 is not earned by Protexx for calendar year 2008, then Protexx shall have the opportunity to earn for calendar year 2009 the lesser of either (x) $4,500,000.00 or (y) the difference between $9,000,000 and the actual amount earned by Protexx for calendar year 2008. If Protexx earns more than $4,500,000.00 of the earnout amount for calendar year 2008, then the maximum portion of the earnout amount that Protexx will have the opportunity to earn for calendar year 2009 shall be equal to the difference between (i) $4,500,000.00 (the maximum portion of the earnout amount for 2009) minus (ii) the amount of earnout earned by Protexx for 2008 which exceeds $4,500,000. For calendar year 2009, the Protexx business acquired by Protexx Acquisition Corporation must have the Minimum EBITDA in order to qualify for any earnout amount.

For calendar year 2009, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of at least Six Million Dollars ($6,000,000.00) and up to Fifteen Million Dollars ($15,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000.00) of the earnout amount (which is equal to 25% of $4,500,000.00). For calendar year 2009, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Fifteen Million Dollars ($15,000,000.00) and up to Twenty-Four Million Dollars ($24,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Two Million Two Hundred Fifty Thousand Dollars ($2,250,000.00) of the earnout amount (which is equal to 50% of $4,500,000.00). For calendar year 2009, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Twenty-Four Million Dollars ($24,000,000.00) and up to Twenty-Eight Million Dollars ($28,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Three Million Three Hundred Seventy-Five Thousand Dollars ($3,375,000.00) of the earnout amount (which is equal to 75% of $4,500,000.00). For calendar year 2009, if the Protexx business acquired by Protexx Acquisition Corporation recognizes revenues for that calendar year of greater than Twenty-Eight Million Dollars ($28,000,000.00), and the Minimum EBITDA is also achieved for that calendar year, then Protexx shall earn Four Million Five Hundred Thousand Dollars ($4,500,000.00) of the earnout amount (which is equal to 100% of $4,500,000.00).

The operations of Protexx were included in the Company’s results of operations beginning on August 1, 2008.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a leading provider of advanced information technology products and services, including identity assurance and information protection management services, forensic informatics and mobile and wireless technology services. WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), and WidePoint IL, Inc., along with a development stage company, Protexx. The Company enables organizations to deploy fully compliant Information Technology (“IT”) services in accordance with government-mandated regulations and advanced system requirements. In July 2008, we completed an asset purchase of Protexx. Protexx specializes in identity assurance and mobile and wireless data protection services. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services and forensic informatics, and information assurance services predominately to the United States Government. ORC specializes in IT integration and secure authentication processes and software, and providing services to the United States Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisitions of ORC and iSYS, our asset purchase of Protexx, and our internal growth initiatives.

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

WidePoint’s total revenues increased by approximately 122%, or $4.9 million, from $4.0 million for the three months ended September 30, 2007, to $8.9 million for the three months ended September 30, 2008. The increase in revenues during the three month period ending September 30, 2008 as compared to the same three month period ending September 30, 2007 was primarily a result of the acquisition of iSYS. While we anticipate sequential gains for the 2008 calendar year throughout our three segments, we believe those gains may at times be erratic as we experience slight delays in project phases on a quarter by quarter basis that may be outside of the control of the Company.

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

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. These comparisons are not indicators of future performance and no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as costs associated with our vendor related offerings for our Mobile Telecom Managed Services. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our airtime plans and other vendor related offerings under our bands of minutes program to our customers as they also represent a significant portion of our costs. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

Revenues, net. Revenues for the three month period ended September 30, 2008 were approximately $8,878,000 as compared to approximately $4,005,000 for the three month period ended September 30, 2007. The increase in revenues was primarily attributable to our acquisition of iSYS.

•	Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 51% from approximately $3,500,000 for the three months ended September 30, 2007 (prior to acquisition by WidePoint), to approximately $5,284,000 for the three months ended September 30, 2008. We anticipate that this segment should continue to increase as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic savings initiative, or FSSI, by the General Services Administration. Given recent contract awards, contract expansions over the past several months, and a continuing pipeline of new opportunities, we anticipate that our Mobile Telecom Managed Services segment is poised to continue its positive revenue trend for both the fourth quarter of 2008 and for calendar year 2009. Our Mobile Telecom Managed Services segment provides a range of services that allow our customers to better manage all of their mobile devices through a proprietary application that allows real time inventory tracking, life cycle devise management, and billing auditing and optimization that provides for savings of up to 65% of their current telecommunication bills. We anticipate that revenues in this segment should continue to increase as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the FSSI by the General Services Administration. The FSSI contract will provide a purchasing vehicle for all federal agencies to purchase our Mobile Telecom Managed Services. We believe that there are presently approximately six federal agencies or departments utilizing these managed services with materially all of those agencies being supported by our wholly-owned subsidiary iSYS. We believe there are more than 40 federal agencies that can benefit from our services with approximately 14 of those federal agencies presently actively engaged through the General Services Administration in reviewing and showing near term interest in procuring such managed service. We are also performing work for various state and local governments and various other organizations.

•	Our PKI credentialing and managed services segment experienced a decrease in comparative quarter to quarter revenues, with revenues decreasing approximately 12%, or $154,000, from $1,315,000 for the quarter ended September 30, 2007, as compared to $1,161,000 for the quarter ended September 30, 2008. We anticipate that credential sales and managed services sales should increase in the medium to long-term time horizons as we continue to fulfill contract wins and we witness the expansion and adoption of the Federation for Identity and Cross-Credentialing Systems (FiXs) and External Certificate Authority (“ECA”) program by the Department of Defense, the HSPD-12 program by the federal government agencies and departments, and other groups commencing the pilot programs and rollout associated with the expansion of various programs which are being mandated by the federal government. During the short-term time horizon we believe that sales associated with our PKI managed services segment could be erratic as they may be driven by delivery timeframes controlled by external Company partners and clients that may be outside of the control of the Company. As a result of several recent programs that have been awarded and initiated in the past two quarters of 2008, we believe that the adoption of PKI credentialing will continue to expand into 2009. We anticipate that credential sales and managed services sales should increase in the medium to long-term time horizons as we continue to fulfill contract wins and we witness the expansion and adoption of the FiXs and ECA program by the Department of Defense, the HSPD-12 program by the federal government agencies and departments, and other groups commencing the pilot programs and rollout associated with the expansion of various programs which are being mandated by the federal government.

Based upon independent analyst and U.S. government estimates, management believes there is a base of 5 million to 15 million users for the Company’s PKI credentials that is comprised of U.S. federal government agencies’ employees and their contractors. The Company further believes that there is a developing market place for PKI credentials within the state and local governments and other national programs that extend beyond the U.S. federal government agencies’ employees and their contractors. These other opportunities relate to the requirements underlying the mandates for the HSPD-12 program that effect state and local governments as well as other national programs. The Company’s PKI credentials are currently priced from approximately $27.50 to $150.00 per user on government pricing schedules depending upon the quantity purchased and the level of managed services and support selected by the customer. Pricing of the Company’s PKI credentials by user are driven by a competitive marketplace and may change at any time. The Company believes it is well-positioned to effectively compete within this market segment as a result of its past successes and experience within the PKI field.

•	Our Consulting Services segment experienced a decrease in comparative quarter to quarter revenues with revenues decreasing approximately 10%, or $258,000, from $2,691,000 for the quarter ended September 30, 2007 to $2,433,000 for the quarter ended September 30, 2008. The declines in consulting services revenues are materially attributable to negative economic conditions that have caused delays in new contract awards and a reduction in consulting services work within our commercial operations. We anticipate that our consulting services segment revenues while variable will flatten and rebound as we witness increases in federal government consulting services as we expand our reach into new agencies and departments and as the economic environment improves in calendar year 2009. The declines in consulting services revenues are materially attributable to negative economic conditions that have caused delays in new contract awards and a reduction in consulting services work within our commercial operations. We anticipate that our consulting services segment revenues, while variable, will flatten and rebound as we witness increases in federal government consulting services as we expand our reach into new agencies and departments and as the economic environment improves.

Cost of sales. Cost of sales for the three month period ended September 30, 2008, was approximately $7,382,000, or 83% of revenues, an increase of approximately $4,566,000 over cost of sales of approximately $2,816,000, or 70% of revenues, for the three month period ended September 30, 2007. The increase in cost of sales was materially attributable to the acquisition of iSYS. The higher percentage margin of cost of sales for the nine month period ended September 30, 2008 as compared to the same period in 2007 was materially due to lower margins associated with our Mobile Telecom Managed Services segment as compared to those within our PKI credentialing and managed services segment. We believe that the Mobile Telecom Managed Services segment margins will continue to have lower margins as compared to those of the PKI credentialing and managed services segment and that overall margin should increase as the PKI credentialing and managed services segment increases as a percentage of the total revenue mix, along with increases in margin growth we anticipate as we witness greater economies of scale related to both segments.

Gross profit. Gross profit for the three month period ended September 30, 2008, was approximately $1,496,000, or 17% of revenues, an increase of approximately $306,000 over gross profit of approximately $1,190,000, or 30% of revenues, for the three month period ended September 30, 2007. The percentage decrease in gross profit is primarily attributable to lower margins associated with our mobile telecom managed services segment that we acquired in January 2008 as part of our acquisition of iSYS that was not part of our revenue mix for the three month period ending September 30, 2007.

Sales and marketing. Sales and marketing expense for the three month period ended September 30, 2008 was approximately $263,000, or 3% of revenues, an increase of approximately $55,000, as compared to approximately $208,000, or 5% of revenues, for the three month period ended September 30, 2007. The increase was materially attributable to the expansion of our sales and marketing workforce.

General and administrative. General and administrative expenses for the three month period ended September 30, 2008, were approximately $1,485,000, or 17% of revenues, an increase of approximately $685,000, as compared to approximately $800,000, or 20% of revenues, recorded by the Company for the three month period ended September 30, 2007. The increase in general and administrative expenses for the three months ended September 30, 2008, was primarily attributable to our acquisition of iSYS, as well as to expanded business development expenditures in mobile telecom and PKI business segments.

Depreciation. Depreciation expense for the three month period ended September 30, 2008, was approximately $41,200, or less than 1% of revenues, an increase of approximately $18,600, as compared to approximately $22,600 of such expenses, or less than 1% of revenues, recorded by the Company for the three month period ended September 30, 2007. The increase in depreciation expense for the three month period ended September 30, 2008, was primarily attributable to greater amounts of depreciable assets as a result of our acquisition of iSYS.

Interest income. Interest income for the three month period ended September 30, 2008, was $33,713, or less than 1% of revenues, an increase of $11,769 as compared to $21,944, or less than 1% of revenues, for the three month period ended September 30, 2007. The increase in interest income for the three month period ended September 30, 2008, was primarily attributable to greater amounts of invested cash and cash equivalents, partially offset by lower short-term interest rates that were available to the Company on investments in money market accounts.

Interest expense. Interest expense for the three month period ended September 30, 2008, was $76,019, or less than 1% of revenues, an increase of $73,315, as compared to $2,704, or less than 1% of revenues, for the three month period ended September 30, 2007. The increase in interest expense for the three month period ended September 30, 2008 was primarily attributable to greater expenses associated with the debt instruments issued by the Company.

Net (loss) income. As a result of the above, the net loss for the three month period ended September 30, 2008, was approximately $335,000, as compared to net income of approximately $178,000 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

Revenues, net. Revenues for the nine month period ended September 30, 2008 were approximately $25,293,000 as compared to approximately $10,147,000 for the nine month period ended September 30, 2007. The increase in revenues was primarily attributable to our acquisition of iSYS.

•	Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 54% from approximately $9,439,000 for the nine months ended September 30, 2007 (prior to acquisition by WidePoint), to approximately $14,579,000 for the nine months ended September 30, 2008. We anticipate that revenues in this segment should continue to increase as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic savings initiative, or FSSI, by the General Services Administration.

•	Our PKI credentialing and managed services segment experienced revenue growth of approximately 5% with revenues increasing approximately $135,000 from $2,810,000 for the nine month period ended September 30, 2007 to $2,945,000 for the nine month period ended September 30, 2008 as a result of various mandates to roll out credential programs to various agencies and contractors.

•	Our consulting services segment experienced revenue growth of approximately 6% with revenues increasing approximately $433,000 from $7,336,000 for the nine month period ended September 30, 2007 as compared to $7,769,000 for the nine month period ended September 30, 2008 as a result of the acquisition of iSYS.

Cost of sales. Cost of sales for the nine month period ended September 30, 2008, was approximately $21,075,000, or 83% of revenues, an increase of approximately $13,998,000 over cost of sales of approximately $7,077,000, or 70% of revenues, for the nine month period ended September 30, 2007. The increase in cost of sales was materially attributable to the acquisition of iSYS. The higher percentage margin of cost of sales for the nine month period ended September 30, 2008 as compared to September 30, 2007 was due to lower margins associated with our Mobile Telecom Managed Services segment as compared to those within our PKI credentialing and managed services segment. We believe that the Mobile Telecom Managed Services segment margins will continue to have lower margins as compared to those of the PKI credentialing and managed services segment and that overall margin should increase as the PKI credentialing and managed services segment increases as a percentage of the total revenue mix along with increases in margin growth we anticipate as we witness greater economies of scale related to both segments.

Gross profit. As a result of the acquisition of iSYS, gross profit for the nine month period ended September 30, 2008, was approximately $4,218,000, or 17% of revenues, an increase of approximately $1,148,000 over gross profit of approximately $3,070,000, or 30% of revenues, for the nine month period ended September 30, 2007. The percentage decrease in gross profit is primarily attributable to lower margins associated with our Mobile Telecom Managed Services segment that we acquired in January 2008 as part of our acquisition of iSYS, that was not part of our revenue mix for the nine month period ending September 30, 2007.

Sales and marketing. Sales and marketing expense for the nine month period ended September 30, 2008, was approximately $676,000, or 3% of revenues, an increase of approximately $67,000, as compared to approximately $609,000, or 6% of revenues, for the nine month period ended September 30, 2007. The increase was materially attributable to the expansion of our sales and marketing workforce.

General and administrative. General and administrative expenses for the nine month period ended September 30, 2008, were approximately $4,643,000, or 18% of revenues, an increase of approximately $1,968,000, as compared to approximately $2,675,000, or 26% of revenues, recorded by the Company for the nine month period ended September 30, 2007. The increase in general and administrative expenses for the nine months ended September 30, 2008 reflects an increase of approximately $409,000 in stock compensation expense for SFAS 123R options materially as a result of the issuance of options to key iSYS personnel in conjunction with our acquisition of iSYS; as well as an increase in expenditures related to new business development and infrastructure to support our mobile telecom and PKI business segments.

Depreciation expense. Depreciation expense for the nine month period ended September 30, 2008, was approximately $117,000, or less than 1% of revenues, an increase of $57,000, as compared to approximately $60,000 of such expenses, or less than 1% of revenues, recorded by the Company for the nine month period ended September 30, 2007. The increase in depreciation expenses for the nine month period ended September 30, 2008, was primarily attributable to the increased pool of depreciable assets.

Interest income. Interest income for the nine month period ended September 30, 2008, was $105,773, or less than 1% of revenues, an increase of $21,831, as compared to $83,942, or less than 1% of revenues, for the nine month period ended September 30, 2007. The increase in interest income for the nine month period ended September 30, 2008, was primarily attributable to greater amounts of cash and cash equivalents available to the Company over this time period.

Interest expense. Interest expense for the nine month period ended September 30, 2008, was $262,146, or 1% of revenues, an increase of $253,570, as compared to $8,576, or less than 1% of revenues, for the nine month period ended September 30, 2007. The increase in interest expense for the nine month period ended September 30, 2008 was primarily attributable greater expenses associated with the debt instruments issued by the Company.

Net loss. As a result of the above, the net loss for the nine month period ended September 30, 2008, was approximately $1,375,000 as compared to a net loss of approximately $199,000 for the nine months ended September 30, 2007.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Mobile Telecom Managed Services:
Revenues	$5,284,138		$--		$14,579,042		$--
Operating income	296,628		--		685,448		--
Total assets	2,780,485		--		2,780,485		--
PKI Credentialing and Managed Services:
Revenues	$1,161,342		$1,314,810		$2,945,394		$2,810,476
Operating (loss) income (includes amortization	(38,549)		293,882		(306,319)		563,717
expense of $63,477, $45,838, $166,913, and
$137,514, respectively)
Total assets	2,052,722		1,409,408		2,052,722		1,409,408
Consulting services:
Revenues	$2,432,951		$2,690,653		$7,768,633		$7,336,466
Operating income	85,358		138,932		385,591		120,226
Total assets	8,220,450		4,213,943		8,220,450		4,213,943
Total Company
Revenues	$8,878,431		$4,005,463		$25,293,069		$10,146,942
Operating (loss) income before depreciation	(251,091	)(1)	181,616	(2)	(1,100,192	)(3)	(214,208	)(4)
expense
Depreciation expense	41,171		22,599		117,204		59,773
Interest (expense) income, net	(42,306)		19,240		(156,373)		75,366
Net (loss) income	$(334,568)		$178,257		$(1,375,467)		$(198,615)
Total Corporate assets	$10,867,960		$5,264,415		$10,867,960		$5,264,415
Total assets	$23,921,617		$10,887,766		$23,921,617		$10,887,766

(1) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, and $28,137 in amortization expense in cost of sales associated with the purchase of the assets of Protexx, which are not allocated among the segments, and $411,121 in unallocated corporate costs in general and administrative expense of which $51,253 is comprised of stock options expense.

(2) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments, and $195,929 in unallocated corporate costs in general and administrative expense.

(3) Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC, $300,000 in amortization expense in cost of sales associated with the purchase of iSYS, and $28,137 in amortization expense in cost of sales associated with the purchase of the assets of Protexx, which are not allocated among the segments, and $1,370,967 in unallocated corporate costs in general and administrative expense of which $527,333 is comprised of stock options expense.

(4) Includes $165,809 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments, and $732,343 in unallocated corporate costs in general and administrative expense.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2007 and through the period ended September 30, 2008, operations were materially financed with working capital, borrowings against the Company’s credit facilities with Cardinal Bank and equity financing through the issuance of common stock. During the second quarter of 2008, the Company raised approximately $4,000,000 dollars in additional equity financing through the sale of common stock to three institutional investors. During the first quarter of 2008 the Company modified its senior lending facility with Cardinal Bank for up to $5,000,000 through April 1, 2009 at a rate of prime plus 25 basis points. We have no outstanding balances on our line of credit and approximately $1.8 million outstanding on our 4 year installment note at September 30, 2008 with Cardinal Bank.

Net cash provided by operating activities for the quarter ended September 30, 2008, was approximately $2,357,000, as compared to cash used in operating activities of approximately $413,000 for the quarter ended September 30, 2007. The increase in cash generated from operating activities for the quarter ended September 30, 2008, was primarily a result of decreases in accounts receivable and other assets along with increases attributable to prepayments on contractual future work and the receipt of a large service provider fee which was not paid as of the end of the quarter. Net cash used in investing activities for the quarter ended September 30, 2008, was approximately $16,000, as compared to $7,000 used in investing activities in the quarter ended September 30, 2007. The increase in net cash used in investing primarily reflects the net cash paid by the Company for the acquisition of the assets of Protexx on July 31, 2008. Net cash used in financing activities amounted to approximately $153,000 in the quarter ended September 30, 2008, as compared to approximately $13,000 of net cash used in financing activities in the quarter ended September 30, 2007. The change primarily resulted from the repayment of approximately $123,000 in notes payable.

As of September 30, 2008, the Company had a net working capital of approximately $2.7 million. WidePoint’s primary source of liquidity consists of approximately $7.0 million in cash and cash equivalents invested in overnight interest bearing sweep accounts that are collateralized by government insured securities along with approximately $5.8 million of accounts receivable. Current liabilities include approximately $5.7 million in accounts payable and accrued expenses.

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

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of iSYS or any other potential new revenue source, might require external financing that could include additional debt or equity capital. The Company recently added to its working capital by selling shares of its common stock in private transactions. The approximately $4.0 million in proceeds during the second quarter of 2008 has bolstered the Company’s ability to finance working capital requirements and pay down debt, allowing for the Company to integrate and expand our services offerings. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses in our internal control over financial reporting discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of 2007 and in the financial close process for 2007.

Beginning during the fourth quarter of 2007 and in the first quarter of 2008, we formulated a remediation plan and initiated remedial action to address those material weaknesses. We continue to work on the implementation phase of remedial actions addressing those material weaknesses. The elements of the remediation plan are as follows:

• Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have been segregating such duties with other personnel.

• Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we are putting into place policies and procedures to document such evidence to comply with our internal control requirements. We have also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

The above remedial measures initiated during the fourth quarter of 2007 and continued during the nine months ended September 30, 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION
Date: November 14, 2008	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer