Form 10-K
period 2008-12-31
WIDEPOINT CORP
filed 2009-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File Number 001-33035
WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	52-2040275

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18W100 22nd St., Oakbrook Terrace, IL	60181

(Address of principal executive offices)	(Zip Code)
Registrant’s phone number, including area code: (630) 629-0003
Securities registered pursuant to Section 12(b) of the Act:
Title of each class:
Common Stock, $.001 par value per share
Name of each exchange on which registered
NYSE Amex
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $ 56,310,369.
As of March 24, 2009, the registrant had 58,305,514, shares of its Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I
ITEM 1. BUSINESS.
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information. Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report. We undertake no obligation to update any forward-looking statement.
In this document, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer to both WidePoint Corporation and its consolidated subsidiaries. The term “registrant” refers only to WidePoint Corporation, a Delaware corporation.
Industry and market data used throughout this Annual Report on Form 10-K were obtained through surveys and studies conducted by third parties, industry and general publications and internal company research. We have not independently verified any of the data from third-party sources nor have we ascertained any underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors.
Overview
WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997. We have grown through the merger of highly specialized regional IT consulting companies. Since the first merger in 1998, all the WidePoint companies are united by a common set of corporate values.
•	The belief in 100% customer satisfaction.

•	An innovative and entrepreneurial approach to business problems.

•	A reputation for being an employee-centric organization where the concern for, and appreciation of, its highly skilled and competent staff encourages both personal and professional growth.

Our expertise lies in three business segments. These segments offer unique solutions in identity management services utilizing certificate-based security solutions; wireless telecommunication expense management systems; and other associated information technology (“IT”) consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. For additional information related to our three business segments, see Note 9 of our consolidated financial statements in this Form 10-K.
WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC); iSYS, LLC (iSYS), which we acquired in January 2008; and WidePoint IL, Inc., operated together with Protexx Acquisition Corporation doing business as Protexx, which we acquired in July 2008.
ORC specializes in IT integration and secure authentication processes and software, and providing services to the U.S. Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.
iSYS specializes in mobile telecommunications expense management services, forensic informatics, and information assurance services, predominantly to various agencies and departments of the U.S. Government.
Protexx, which was in the development stage when we acquired it, specializes in identity assurance, and mobile and wireless data protection products and services.
By delivering advanced, federally certified and other customized technologies, the Company enables organizations to deploy fully compliant IT services in accordance with government-requirements and the demands of the commercial marketplace.
We are led by an experienced management team and our competencies are aligned with evolving security and economic priorities. Our proven experience, top secret security clearances, contract vehicles and fluency across many technologies puts us in an elite group of advanced solution providers serving a wide array of customers’ needs.
Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment. Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings. As a services organization, our customers are our primary focus.

The Company’s revenues in 2008 increased by approximately 151% from approximately $14.1 million in 2007 to approximately $35.4 million in 2008. The increase in revenues in 2008 compared to 2007 was primarily the result of our acquisition of iSYS and the addition of the iSYS wireless telecommunication expense management systems segment. While we anticipate revenue gains for our 2009 calendar year at each of our three business segments, the realization of those gains may be subject to timing delays in project implementation phases that may be outside the control of the Company, and there can be no assurance that our revenues will increase in 2009.
Business Services
Identity Management
We believe a trusted digital identity is critical in today’s information age. WidePoint has operational experience in all facets of identity proofing, credential issuing and public key technology. In government as in business, knowing whom you’re dealing with is essential when using any form of electronic communications. Businesses need identity assurance for commercial enterprises such as e-Commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital form signing.
Widepoint understands and has delivered compliant identity management solutions critical to our customer’s success. The Company believes that, through its ORC and Protexx subsidiaries, it is positioned at the forefront of implementing Public Key Infrastructure (“PKI”) solutions. With WidePoint, our clients get the strength and experience of a premier organization in the Information Assurance industry. We believe we implement a system that’s right the first time and ready to support our clients through the lifecycle of identity management solutions.
WidePoint also provides an analysis of an organization’s business and technical policies across application and data resources for the implementation of various devices such as smart cards, security tokens, cell phones and personal computers, and efficiently implementing these capabilities by incorporating higher levels of automated infrastructure. Our implementation enables an organization to quickly deploy a fully operational capability, providing the highest levels of identification and authorization of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, our credentials used to accomplish all of these requirements are interoperable with any other U.S. federal agency or organization choosing to accept U.S. federally-compliant credentials.
WidePoint’s wholly-owned subsidiary, Operational Research Consultants (“ORC”) is certified by the Federal Government to facilitate public access to the services offered by Government agencies through the use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our Digital Certificate Credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov and participating U.S. Government agencies. These Credentials can be used to:
•	Authenticate to government and organization websites containing “Sensitive But Unclassified (SBU) information.”

•	Contract for the purchase of goods or services.

•	Verify the identity of electronic mail correspondents.

•	Verify the identity of web/ application servers.

•	Verify the identity of individuals accessing data servers.

•	Verify the integrity of software and documents posted on data servers.
Our Digital Certificate Credential services include the Department of Defense External Certificate Authority (DoD ECA), Access Certificates for Electronic Services (ACES), and the GSA Shared Service Provider (SSP).
Wireless Telecommunications Expense Management Services (TEMS)
Widepoint, through our wholly-owned subsidiary iSYS, utilizes our extensive experience working with government and commercial enterprises to develop well-managed solutions that take the pain out of managing wireless telecom expenses and devices. We work with carriers to build a complement of services that work in our clients’ interest. A key to our success is providing a single source from which to manage the wireless assets of our clients. We establish a standard process that focuses on the goals of the entire organization rather than counter-productive individual desires that often occur with personal communication devices. Our approach allows our clients to take an overall look at their communication network and identify issues that affect mission requirements, cost to the organization, and employee performance. We provide a variety of reports that provide data for periodic reviews and strategic decision-making. We find that our mobile services generally save our clients 30% to 65% of their current wireless costs.
At the core of our approach is a comprehensive database of all of our client’s telecom assets. Our web-based portal allows our clients to view where their assets are located throughout their organization. By understanding the types of devices that are deployed and how they are used, our clients can effectively manage their current inventory and control new procurements. We also take advantage of bulk savings for our clients by utilizing all available voice, data, and message plans offered by the carriers, so our clients only pay for the services they utilize. We also secure our clients valuable telecom assets. We believe that Telecom resources are extremely valuable assets to our client’s organizations – valuable both in terms of equipment and information capture. With a strong record of working with some of the most sensitive government and corporate clients, we build solutions that ensure the privacy of both corporate and personal information. Our centralized approach helps to prevent security breaches and ensure that information resides within our client’s organization instead of within individual user populations.

Consulting Services
WidePoint offers a full range of consulting services and products to support our clients’ IT needs. We draw upon the expertise and talents of our consultants and combine this with our business knowledge, so that our clients see results quickly and responsively. Through the combination of select products that we offer along with our consultants’ subject matter expertise we provide our clients with a diverse selection of IT integrated consulting services. Among these services are:
IT Architecture and Planning
WidePoint offers IT architecture and planning services to ensure that our clients get the most from their IT investments. Our experience enables us to help our clients make important decisions that align IT with business goals and objectives. Our approach is to be our client’s strategic advisor without vendor or technology specific bias in the following areas:
•	IT Strategic Planning

•	Software Selection

•	Project Management
Software Implementation Services
WidePoint’s software implementation services team provides our clients with the creative and technical expertise needed to execute projects of any size. Our consultants follow a rapid, iterative methodology that provides benefits and reduces the risks typically associated with software implementation projects. We possess specific competencies and experience in the following areas:
•	Application Development

•	Application Integration

•	Business Intelligence
IT Outsourcing
Within today’s business environment, less time spent worrying about the Information Technology (IT) needs of our clients means more time spent on the success of the core activities of their businesses. WidePoint’s Information Technology Outsource specialists work with our clients to develop a customized solution that cost effectively provides for their IT needs. We specialize in the following areas:
•	Infrastructure Management

•	Applications Management

•	IT Strategic Planning

Information Assurance (IA)
WidePoint’s wholly-owned subsidiary iSYS provides a full range of Information Assurance support services to help our customers to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation.  Additionally, our IA Services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning (COOP), and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery.   Our IA services include:
•	Certification and Accreditation

•	Security Architecture Design

•	System Security Planning

•	Security Risk Assessment and Mitigation Planning

•	Vulnerability Testing and Remediation

•	Customizable IA plans and processes to correspond to customer needs

•	Continuity of Operations Planning
Forensic Informatics
WidePoint’s wholly-owned subsidiary iSYS provides systems engineering services that specialize in Forensic Informatics to federal, state, and local government agencies throughout the U.S. As the need for faster and more efficient information systems in support of our nation’s law enforcement personnel continues to increase, we team with our customers and other IT partner companies to provide superior information technology (IT) services support.
Our support services address on-going enhancements to existing IT systems along with developing new IT systems that incorporate the evolution of long-term advanced hardware and software technologies. In supporting the Federal, State, and Local government agencies, we provide full lifecycle system support services that include: software development, system integration, testing, security engineering, training, and operations & maintenance services to our customers.
Business Growth Strategy
Our objective is to grow our business profitably as a premier technology-based provider of product and services to both the government sector and commercial markets with a current emphasis placed on growing our government sector in two managed services segments: Identity Management, and Wireless Telecommunications Expense Management Services. Our strategies for achieving this objective include the following:
•	Expanding our Customer Base.
Since inception, and with each of the companies we have acquired, we have focused on providing information technology-based solutions and services to our customers. We have several long standing customer relationships. We intend to capitalize on our long-term relationships with our customers and our reputation within the Department of Defense and other government agencies and corporate clients, to attract new customers and to cross-sell our array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government procurement process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to many of our customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with these customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers. Because many of our personnel are on-site with our customers or work in close proximity to our customers, we develop close relationships with them and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

•	Targeting High Growth Segments of the Market
We believe the projected growth in government information technology spending and outsourcing of key components of their processes, such as identity management services and mobile telecom expense management services, will offer opportunities for the management and delivery of advanced technology solutions for enterprise applications and information systems. We intend to continue to target and expand our service offerings in high growth program areas. In particular, we intend to focus on developing or providing new or improved solutions in cyber security/information assurance, including cyber security and homeland defense programs, and other identity management and infrastructure solutions for secured system environments. We also plan to continue to target customers seeking to improve their information technology infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms.
•	Preparing our Infrastructure for Growth
We continue to place emphasis upon developing our operational competencies and disciplines, and our sales/marketing and financial infrastructure, to allow us to both support and expand our growth opportunities. We believe it is important to strengthen the underlying infrastructure so we can develop new marketing channels, develop new and continuing customers, identify new market opportunities, and support the general and administrative requirement attributable to our growth strategies.
•	Attracting, Training and Retaining Highly Skilled Professionals
We continue to attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse, challenging assignments.
•	Pursuing Strategic Acquisitions
We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden our domain expertise and service offerings and allow us to establish relationships with new customers. We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base, but we will also consider opportunities to acquire other businesses where we can leverage our reputation, core competencies and experienced management team.

2008 Acquisitions
iSYS, LLC. In January 2008, we completed the acquisition iSYS, LLC. The iSYS acquisition expanded our U.S. federal customer base and our information assurance offerings while adding forensic informatics, information assurance, and mobile telecom managed services to our product and service offerings. iSYS was formed in, with operations in the greater Washington, D.C. area and Columbus, Ohio. iSYS provides services predominantly to the U.S. federal government and has recently expanded its operations into local and state jurisdictions and to commercial enterprises. We believe that the introduction of our capabilities in providing credentialing services to the iSYS client base may provide an attractive cross-selling opportunity consistent with our product portfolio strategy.
Protexx, Inc. In July 2008, we completed the purchase of the assets and intellectual property of Protexx, Inc. Protexx was a development stage provider of software-based authentication and encryption solutions to government, military, first responder and commercial enterprises. We believe that the acquisition of Protexx should allow us to cost effectively expand our capabilities within our identity management segment, expanding our customer base beyond the federal marketplace and providing a less expensive alternative to our existing, government certified public key infrastructure managed service offerings.
Clients
Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S. We have experience and expertise in the following industries: U.S. federal government agencies and associated contractor suppliers, manufacturing firms, consumer product goods firms, direct marketing firms, healthcare firms and financial services firms. Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients.
During 2008, three customers, the Transportation Security Administration (“TSA”), the U.S. Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency of the U.S. Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, individually represented 26%, 20%, and 14% of revenues, respectively, and we therefore are materially dependent upon such customers. During 2007, no customer individually represented at least 10% of revenues. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results.

Marketing and Sales
We focus sales and marketing efforts on targeting federal government and corporate clients with significant and or critical mobile telecom expense management budgets and requirements, U.S. federal agencies and large corporate user groups requiring identity management compliant solutions for logical and physical access to federal installations and systems, and large corporate users with significant IT budgets and requirements. While we perform work for companies in various industries, the majority of our revenues for 2008 and 2007 were derived from contracts and projects with U.S. federal government agencies, U.S. federal government contractors, manufacturing clients, consumer products clients, healthcare clients, and financial services clients. Prospectively, we expect a majority of our revenue to be derived from contracts with the federal government and related contracting opportunities.
We market our solutions through our direct sales force, and alliances with several strategic partnerships in specific industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services. Strategic partnerships and alliances provide us with additional access to potential clients.
Government Contracts
We have numerous Government contracts and contract vehicles. Our major prime contracts are with various departments of the Department of Defense (“DoD”), the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and Customs and Border Protection (“CBP”). We also hold a number of large indefinite-delivery, indefinite-quantity (“IDIQ”) contracts that extend WidePoint’s capability to expand its revenue base, including, but not limited to:
•
The General Services Administration (“GSA”) contracts for the Federal Strategic Sourcing Initiative (FSSI) for Telecommunications Expense Management (TEM), Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (PES), the Solutions and More (“SAM”), Streamlined Technology Acquisition Resources for Services (STARS), and the Information Technology (“IT”) Schedule – 70.

•	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS”) 3 contract,

•	The Federal Bureau of Investigation (“FBI”) Technical Support and Development Contract (TSDP),

•	The SeaPort-e Contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC).
We also have various relationships with other contractors that allow us to act as a subcontractor, thereby providing us access to various other contracts and contract vehicles in biometrics and identity management infrastructure support, and Information Technology Support Services.

Our contracts with the U.S. Government, and many contracts with other entities, permit the government client to modify, curtail or terminate the contract at any time for the convenience of the government, or for default by the contractor. If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on us in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future.
In addition, the U.S. Government and other government entities may terminate a contract for default. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages. Although terminations for default have not occurred to us in the past, and thus have not had a material adverse effect on us historically, no assurance can be given that such terminations will not have an effect on our financial condition or results of operations in the future.
Seasonality
Our business is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government’s fiscal year (which is September 30) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during that period.
Competition
The competitive profile for the services we provide vary for each of our three segments.
Our key competitors in our identity management space currently include a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in this segment are distinctive technical competencies, governmental approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.
Our key competitors in our mobile telecommunications expense management segment within the U.S. federal marketplace currently include: Avalon Technologies, Profitline (working through Booz Allen & Hamilton), Tango, and Rivermine. We believe that the major competitive factors in the federal marketplace are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management personnel with domain expertise. Our key competitors in the commercial marketplace are currently represented by a large number of small-sized participants and the marketplace is presently fragmented. The key competitive factors in the commercial marketplace are the same as in the federal marketplace with an added focus on cost-effective pricing of services.

Our key competitors in our consulting services segment include divisions of large defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, EDS, Unisys, Science Applications International Corporation, and Manpower, as well as a number of small and mid-size companies. Because of the diverse requirements of U.S. government customers and large corporate customers and the highly competitive nature of large procurements, corporations frequently form alliances or teams to pursue contract opportunities. The same companies listed as competitors will, at another point in time, team with us or subcontract to us in the pursuit of new business. Our consulting services segment is highly competitive in both the U.S. federal government as well as in the commercial marketplace.
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
Personnel
As of December 31, 2008, we had a total of 90 employees with 81 full time employees and 9 part-time employees. We also periodically employ additional consultants and temporary employees.
Our offices are located in areas populated by military personnel (both retired and active duty), and highly skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources that include electronic databases, public forums, and personal networks of friends and former coworkers.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
The Company’s principal executive office is located at 18W100 22nd St., Suite 104, Oakbrook Terrace, Illinois and consists of approximately 1,500 square feet of office space that expires in August 2009, with an option for an additional year. The annual lease for this office is approximately $17,000.
WidePoint’s ORC subsidiary’s principal office is located at 1723 South Park Court, Chesapeake, Virginia and consists of approximately 2,400 square feet under a month-to-month lease that expires on April 30, 2009. The annual rent for this office is approximately $31,100.
ORC also maintains a secure facility in Fairfax, VA. The Fairfax office, which houses the Company’s identity assurance managed services business segment and its related Secure Network Operating Center, is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, and consists of a total rentable area of approximately 11,852 sq. ft. The lease for this office has been extended and will expire March 15, 2014, and costs approximately $343,000 annually.
Our acquisition of iSYS in January 2008 added two facilities that are leased; the iSYS corporate headquarters located at 7926 Jones Branch Drive, McLean, VA with an annual rent of approximately $51,000 expiring November 30, 2009 and a call center for the iSYS mobile telecom managed services group in Columbus, OH with an annual rent of approximately $66,000 expiring May 31, 2012.
Our acquisition of the operating assets of Protexx in July 2008 added one facility at 10 Fairway Drive, Suite 216, Deerfield Beach, Florida under a month-to-month lease with an annual rent of approximately $14,000.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.
ITEM 3. LEGAL PROCEEDINGS.
We are not involved in any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on December 18, 2008. The following four persons were elected by the following votes to serve as Class II and Class III directors of the Board of Directors. Class II directors will serve for three years or until their resignation and/or their successors are elected and qualified. Class III directors will serve for one year or until their resignation and/or successors are elected and qualified:

		Votes Against or	Abstentions and
	Votes For	Withheld	Broker Non-Votes

Steve L. Komar – Class II	46,141,785	2,289,016	—
James T. McCubbin – Class II	44,788,829	4,141,972	—
Otto J. Guenther – Class III	46,929,673	2,001,128	—
George W. Norwood – Class III	46,929,573	2,001,228	—
In addition, the terms of current directors Morton S. Taubman, Ronald S. Oxley and James M. Ritter continued following the Annual Meeting of Stockholders.
Stockholders approved the Company’s 2008 Stock Incentive Plan by a vote of 13,634,285 shares votes for, 5,406,242 shares votes against, and 29,890,274 shares votes withheld or abstained.
Stockholders ratified the selection of Moss Adams LLP as the independent accountants for the Company for the fiscal year ended December 31, 2008. Such proposal was approved by a vote of 48,103,493 shares for and 725,656 against, with 101,652 shares abstaining.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
The following sets forth information regarding the executive officers and certain significant employees of the Company as of March 31, 2009:

Name	Age	Position

Steve L. Komar	67	Chief Executive Officer and Chairman of the Board
James T. McCubbin	45	Executive Vice President, Chief Financial Officer, Secretary, Treasurer, and Director
Ronald S. Oxley	62	Executive Vice President — Sales and Marketing, and Director
Daniel E. Turissini	49	Chief Technology Officer and Chief Executive Officer and President — Operational Research Consultants, Inc.
Jin Kang	44	Chief Executive Officer and President — iSYS LLC.
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
James T. McCubbin has served as a director and as our Secretary since November 1998. In May 2008, Mr. McCubbin was promoted to Executive Vice President and Chief Financial Officer. Prior to that time, from August 1998 till May 2008, Mr. McCubbin served as our Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin presently serves on the Board of Directors of Tianjin Pharmaceutical Company and is Chairman of its Audit Committee, Nominating Committee, and Compensation Committee. Mr. McCubbin was on the Board of Directors of Redmile Entertainment until his resignation on March 1, 2008. Mr. McCubbin provides financial consulting services and has served on various Boards of Directors over the past seven years. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.
Ronald S. Oxley has served as a director since his appointment on August 15, 2006. Mr. Oxley became the Executive Vice President — Sales and Marketing for the Company in May 2008 and as a result, resigned from his position as Chairman of the Corporate Governance and Nominating Committee, and member of the Audit Committee and Compensation Committee. Mr. Oxley has had a distinguished career within the U.S. Federal Government and industry. His U.S. federal government career spanned almost 28 years with the Office of the Secretary of Defense and with the Departments of the Navy, Army and Air Force where he held various senior level executive positions. Subsequent to his U.S. federal government career he also successfully honed his business skills as a senior level executive with several prominent U.S. federal government contractors that included Litton/PRC, Emergent Information Technologies and L-3 Communications. Mr. Oxley was president and general manager of

L-3 Communications Analytics Corporation based in Vienna, Virginia. L-3 Communications is a provider of information technology solutions to both industry and government, primarily in the aerospace and defense arena. Mr. Oxley served in the same capacity at Emergent Information Technologies, Inc. prior to being acquired by L-3 Communications in November 2001. He came to Emergent in April 2000, from Litton/PRC Inc, where he was senior vice president of business development and marketing. Mr. Oxley holds a top secret SCI clearance with life style polygraph. He holds a Master of Science degree in systems management from the University of Southern California and a Bachelor of Science degree in business administration from California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam.
Daniel E. Turissini has served as the Vice President and Chief Technology Officer of WidePoint since December 2005. Mr. Turissini has also served as the Chief Executive Officer of Operational Research Consultants, Inc. (“ORC”), a wholly-owned subsidiary, since our acquisition of ORC on October 25, 2004. Mr. Turissini was a founding partner of ORC in 1991 and served as ORC’s principal operating officer since its inception. An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC. While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD (a user community of approximately 36 million personnel, devices, and applications) and has been certified as the first of three certificate authorities for the Department of Defense’s External Certificate Authority (ECA) program and by the General Services Administration to provide Access Certificates for Electronic Services (ACES). From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc. From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate. Mr. Turissini is a graduate of the U.S. Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.
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
The Company’s Common Stock trades on the NYSE Amex under the symbol “WYY” and the Frankfurt and Berlin exchanges under the symbol “ZMX”. From July 6, 2000 to September 25, 2006 the Company’s Common Stock was traded on the OTC Bulletin Board under the symbol “WDPT”. From July 5, 2000 to March 1, 2001 the Company’s Common Stock was traded on the NASDAQ SmallCap Market under the symbol “WDPT”.
The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE Amex for each of the periods indicated:

2008	High	Low
Fourth Quarter	$0.45	$0.15
Third Quarter	1.17	0.35
Second Quarter	1.35	1.02
First Quarter	1.44	1.14

2007	High	Low
Fourth Quarter	$1.19	$0.80
Third Quarter	0.98	0.70
Second Quarter	1.98	0.81
First Quarter	2.42	1.74
As of March 20, 2009 there were 162 registered holders of record of the Company’s Common Stock.

Equity Compensation Plan Information:
The following table sets forth information as of December 31, 2008, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
	warrants, and rights	warrants, and rights	column (a))
Equity Compensation Plans:

Approved by security holders	4,523,412	$0.65	4,535,438

Not approved by security holders	4,091,045	$0.25	- 0 -

Total	8,614,457	$0.46	4,535,438
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
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities
The Company repurchased no shares of its Common Stock during the fourth quarter of 2008.

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
Overview
WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997. We have grown through the merger of highly specialized regional IT consulting companies.
Our expertise lies in three business segments. The three segments offer unique solutions in identity management services utilizing certificate-based security solutions; wireless telecommunication expense management systems; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. For additional information related to our three business segments, see Note 9 to our financial statements in this Form 10-K.
WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC); iSYS, LLC (iSYS), which we acquired in January 2008; and WidePoint IL, Inc., operated together with Protexx Acquisition Corp., doing business as Protexx, which we acquired in July 2008:
ORC specializes in IT integration and secure authentication processes and software, and providing services to the U.S. Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.
iSYS specializes in mobile telecommunications expense management services, forensic informatics, and information assurance services, predominantly to various agencies and departments of the U.S. Government.
Protexx, which was in the development stage company when we acquired it, specializes in identity assurance, and mobile and wireless data protection products and services.

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
With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved substantially. iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. WidePoint intends to continue to leverage the synergies between its newly-acquired operating subsidiary, and cross sell its technical capabilities into each separate marketplace serviced by our respective subsidiaries.
Our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.
As a result of our acquisitions, which predominantly operate in the U.S. federal marketplace, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter and/or first quarter of the government’s fiscal year. Further, a change in senior government officials may negatively affect the rate at which the federal government purchases the services that we offer.
As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. These comparisons are not indicators of future performance and no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Mobile Telecom Managed Services. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our airtime plans and other vendor related offerings under our Mobile Telecom Managed Services provided to our customers as they also represent a significant portion of our costs. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.
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
The Company’s revenues for the year ending December 31, 2008 increased by approximately 151% from approximately $14.1 million in 2007 to approximately $35.4 million in 2008. The increase in revenues during 2008 as compared to 2007 was primarily a result of our acquisition of iSYS and the addition of our wireless telecommunication expense management systems segment. While we anticipate revenue gains for our 2009 calendar year at each of our three business segments, the realization of those gains may be subject to timing delays in project implementation phases that may be outside the control of the Company, and there can be no assurance that our revenues will increase in 2009.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
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
Revenue Recognition
A portion of the Company’s revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at December 31, 2008 or December 31, 2007 due to termination provisions and thus has not recorded provisions for such events.
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
Allowance for Doubtful Accounts
WidePoint determines its Allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. Because of the Company’s history of minimal credit losses and the nature of the Company’s customers at the time, no allowance for doubtful accounts was believed necessary at December 31, 2008 or at December 31, 2007.
Goodwill
Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. Goodwill is a significant item on the Company’s balance sheet and represents approximately 36% of our total assets as of December 31, 2008. Goodwill is identified on the face of the Balance Sheet.
Intangibles
Purchase Accounting Intangibles:
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
Internally Developed Intangibles:
The Company recognizes an internally developed intangible whenever the costs of the internally generated intangible are beyond the research and development stage and is provable for which the costs of such efforts are specifically identifiable, has a determinate life, and is not inherent in a continuing business and is not related to a reporting entity as a whole. The intangibles recognized as internally developed are amortized over the Company’s estimate of their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from the expected future cash flows and its carrying amount exceeds its fair value.
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
As of December 31, 2008, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets. Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 46% of our total assets. Any impairment as a result of the estimate utilizing undiscounted net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations. Long-lived assets are identified on the face of the Balance Sheet as Intangibles. Amortization of Intangibles is identified on the face of the Statement of Operations within Cost of Sales.
Specific intangibles materially arose as a result of the Company’s acquisitions of ORC, iSYS, LLC, and the assets purchase of Protexx, Inc. The Company allocated approximately $1,145,000 ($224,000 net book value at December 31, 2008) to customer list and relationships and approximately $2,526,000 to goodwill for its acquisition of ORC. The Company allocated approximately $1,230,000 ($972,000 net book value at December 31, 2008) to customer relationships, internally generated software and the iSYS trade name and approximately $6,050,000 to goodwill for its acquisition of iSYS, LLC. The Company allocated approximately $506,000 (approximately $436,000 net book value at December 31, 2008) to internally generated software and systems as a result of the asset purchase of Protexx, Inc. The Company’s senior management has discussed the development and selection of the accounting estimates relating to the purchase accounting for the ORC, iSYS LLC, and Protexx acquisitions, the amortization period of the acquired intangibles and the lack of impairment of the assets, and the MD&A disclosure regarding those estimates, with the Audit Committee of the Company’s board of directors. Also, the Company engaged a valuation firm to perform an independent analysis to provide a qualified opinion on the Company’s methodology and calculations in determining the related intangibles valuations associated with the purchase accounting for the ORC acquisition and engaged a valuation firm to perform an independent analysis to provide a qualified opinion on the related intangibles valuations and purchase price allocations associated with the purchase accounting for the iSYS, LLC acquisition.

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
Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2028. As such, the Company has recorded a full valuation allowance against net deferred tax assets. WidePoint believes that its estimates are reasonable, given the lack of historical earnings and the fact that there may be significant limitations placed on the use of the NOL carryforwards. There is, however, a significant possibility that the Company will have sufficient income in the future to utilize substantial portions of the deferred tax assets. No assurance can be given that the final outcome of these matters will not be different than that which is described above. Such a change in the estimate reflected in the historical income tax provisions could have a material effect on the income tax provision and net income in the period in which such determination is made. The Company has not performed a section 382 analysis.
New Accounting Pronouncements
EITF 07-01
In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not believe EITF 07-01 will have a material impact on its condensed consolidated financial statements.

SFAS 141(R) and SFAS 160
In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141 (Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after December 31, 2008.
SFAS 162
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.
FSP 142-3
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining whether Instruments granted in Share-Based Payment Transactions are Participating Securities,” or FSP EITF No. 03-6-1.  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It is not expected to have a significant impact on the Company’s financial statements.
Results of Operations
Year Ended December 31, 2008 Compared to the Year ended December 31, 2007
Revenues. Revenues for the year ended December 31, 2008, were approximately $35.4 million, an increase of $21.3 million, as compared to revenues of approximately $14.1 million for the year ended December 31, 2007. This increase was materially attributable to our acquisition of iSYS. iSYS provided approximately $24.2 million of our $35.4 million in revenues for the year ended December 31, 2008. Prior to the acquisition of iSYS in January 2008, iSYS had revenues of approximately $20.0 million for the year ended December 31, 2007. We anticipate further growth of our iSYS subsidiary in fiscal year 2009 as it continues to experience adoption of its mobile telecom services by U.S. federal agencies under the General Services Administrations (“GSA”) Federal Strategic Sourcing Initiative (“FSSI”) contract vehicle for mobile telecom services. We have been awarded the first two contracts under this contract vehicle during 2008 and we are actively marketing our services under this contract vehicle to all U.S. federal agencies and departments. We believe we are competitively positioned to win additional awards under this contract vehicle in fiscal year 2009.
Our mobile telecom managed services segment experienced revenue growth of approximately 38% with revenues increasing approximately $5.8 million from approximately $15.2 million for the year ended December 31, 2007 (prior to our acquisition in January 2008), to approximately $21.0 million for the year ended December 31, 2008, as a result of continuing adoption of the Federal Government’s GSA FSSI contract vehicle award along with the expansion of our current customer base. In the long-term we anticipate our mobile telecom managed services segment should continue to expand as we witness further adoption by the U.S. federal agencies and departments.
Our PKI credentialing and managed services segment experienced revenue growth of approximately 5% with revenues increasing approximately $0.2 million from approximately $3.6 million for the year ended December 31, 2007, to approximately $3.8 million for the year ended December 31, 2008, as a result of the adoption of the Federal Government’s mandate under HSPD-12 and the continuing adoption of several U.S. federally-sponsored programs currently migrating from various pilot programs and or programs that are expanding their deployment as a result of continued adoption by the Department of Defense, the Transportation Security Administration and other U.S. agencies and departments. In the long-term we anticipate that our PKI credentialing and managed services sales should continue to increase as we witness continued adoption of these programs and the launch of various other initiatives. In the short-term we do anticipate a greater variability in revenue growth as we either await contract awards that have been delayed or as certain pilot programs expand to fully implemented programs in support of the HSPD-12 initiative.

Our consulting services segment experienced increased revenues of approximately $0.1 million from approximately $10.6 million for the year ended December 31, 2007 as compared to approximately $10.7 million for the year ended December 31, 2008. The increase in revenues for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was substantially the result of our acquisition of iSYS and the inclusion of their consulting services group into this segment, partially offset by reductions in our commercial consulting group revenues as a result of the negative economic conditions.
Cost of Sales. Cost of sales for the year ended December 31, 2008, was approximately $28.9 million, or 81% of revenues, an increase of approximately $18.6 million above cost of sales of approximately $10.3 million, or 73% of revenues, for the year ended December 31, 2007. The absolute dollar increase in cost of sales was substantially attributable to higher revenues, combined with iSYS’ service offering that includes an option that provides for the payments of carrier charges on behalf of some of the customer base. These charges are embedded into the service fees associated with the cost of providing some of our mobile telecom offerings to certain customers. We do not separately measure our profit margins for contracts with this feature. Depreciation and amortization applied to cost of sales also increased approximately $400,000 from $446,000 for the year ended December 31, 2007 to approximately $846,000 for the year ended December 31, 2008. The increase was substantially a result of the addition of intangible amortization costs associated with our purchase accounting valuation of our iSYS intangibles. We believe that as our percentage of business from our higher margin services expands in relationship to our lower margin services that our overall cost of sales as a percentage may decrease in the future.
The cost elements related to consultant salaries, benefits and expenses at all of our subsidiaries are substantially similar.
Gross profit. Gross profit for the year ended December 31, 2008, was approximately $6.6 million, or 19% of revenues, an increase of $2.8 million as compared to gross profit of approximately $3.8 million, or 27% of revenues, for the year ended December 31, 2007.
Sales and marketing. Sales and marketing expenses for the year ended December 31, 2008 were approximately $0.9 million, or 3% of revenues, as compared to approximately $0.8 million, or 6% of revenues, for the year ended December 31, 2007. The increase in sales and marketing expenses for the year ended December 31, 2008, was primarily attributable to an increase in sales and marketing expenditures for new personnel and tools as we increased our efforts to expand our sales and marketing infrastructure as part of our strategy to further increase our presence into the federal marketplace, which was partially offset by reductions in sales and marketing personnel within our commercial marketplace. As we expand our sales and marketing efforts these costs may increase.

General and administrative. General and administrative expenses for the year ended December 31, 2008 were approximately $6.2 million, or 18% of revenues, as compared to $3.5 million, or 25% of revenues, for the year ended December 31, 2007. Substantially all of the increase was attributable to the addition of general and administrative costs added from the acquisition of iSYS in January 2008 and the recognition of higher employee stock options expense of approximately $0.6 million for the year ended December 31, 2008 as compared to approximately $0.2 million for the year ended December 31, 2007.
Depreciation expense. Depreciation expense for year ended December 31, 2008, was approximately $161,000, or less than 1% of revenues, an increase of approximately $78,000, as compared to approximately $83,000 of such expenses, or less than 1% of revenues, recorded by the Company for the year ended December 31, 2007. The increase in depreciation expenses for the year ended December 31, 2008, was primarily attributable to the increased pool of depreciable assets.
Interest income (expense). Interest income for the year ended December 31, 2008 was $135,000, an increase of $31,000 as compared to $104,000 for the year ended December 31, 2007. The increase in interest income in 2008 was primarily attributable to greater amounts of available cash and other securities in interest bearing accounts. Interest expense for the year ended December 31, 2008 was $337,000 an increase of $323,000 as compared to $14,000 of interest expense for the year ended December 31, 2007. The increase in interest expense in 2008 was primarily attributable to greater expenses associated with the debt instruments issued by the Company in connection with the acquisition of iSYS.
Income taxes. Income taxes for the year ended December 31, 2008 were approximately $157,000 as compared to no income taxes for the year ended December 31, 2007. The Company incurred a deferred income tax expense of approximately $157,000 for the year ended December 31, 2008, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes and goodwill is considered a permanent asset and not a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired, and/or is disposed of. The deferred tax liability can be offset by future taxable earnings and the deferred tax expense is a non-cash expense. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.
Net loss. As a result of the above, the net loss for the year ended December 31, 2008 was approximately $1.1 million, an increase of $0.6 million, as compared to the net loss of approximately $0.5 million for the year ended December 31, 2007.

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

	2008		2007

Mobile Telecom Managed Services
Revenues, net	$20,989,371		—
Income from operations	$1,400,183		—
Total assets	$4,265,700		—
Consulting services
Revenues, net	$10,714,460		$10,566,366
Income from operations	$269,016		$527,861
Total assets	$7,293,511		$4,706,116
PKI Credentialing and Managed Services
Revenues, net	$3,755,122		$3,563,073
Income from operations	$7,105		$133,159
Total assets	$1,512,673		$1,490,195
Total Company
Revenues	$35,458,953		$14,129,439
Loss from operations before depreciation expense	$(566,962	) (1)	$(524,430	)(2)
Depreciation expense	$(160,565)		$(83,458)
Interest (expense) income, net	$(202,107)		$90,709
Other expense	$(3,927)		—
Income tax expense	$(156,891)		—

Net loss	$(1,090,452)		$(517,179)

Total Corporate assets	$10,509,734		$5,067,645

Total assets	$23,581,618		$11,263,956

(1)
Includes $221,077 in amortization expense in cost of sales associated with the purchase of ORC, $70,342 in amortization expense in cost of sales associated with internally developed intangibles and $257,667 in amortization expense in cost of sales associated with the purchase of iSYS, which is not allocated among the segments and includes $1,854,745 in unallocated corporate costs in sales, general and administrative and depreciation expense.

(2)
Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $964,372 in unallocated corporate costs in sales, general and administrative expense.

Liquidity and Capital Resources
The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2008 and 2007, operations were primarily financed with working capital, senior debt, issuance of common stock, and stock option and warrant exercises.
Cash provided by operating activities for the year ended December 31, 2008, was approximately $2,679,000 as compared to cash used by operating activities of approximately $445,000 for the year ended December 31, 2007.  The increase in cash balances available for operating activities for the year ended December 31, 2008, was primarily a result of higher collections of accounts receivable that we acquired in our acquisition of iSYS as well as higher overall collections of accounts receivable in general and increases in our deferred revenues also primarily attributable to our acquisition of iSYS.  From the date of the acquisition, iSYS has decreased its accounts receivable and produced cash from operations of approximately $600,000. This was partially offset by a decrease in vendor payables and accrued expenses of $300,000. Additionally, deferred revenue for iSYS produced approximately $1.6 million in additional cash from operations. Cash provided by investing and financing activities also improved materially as a result from two capital raises in April and May of 2008 that raised approximately $4.1 million. Capital expenditures in property and equipment were approximately $96,000, excluding any capital leases for the year ended December 31, 2008, as compared to capital expenditures in property and equipment of approximately $132,000, excluding capital leases for the year ended December 31, 2007.
Substantially all of the increases in assets and liabilities in the Company’s balance sheet were due to our acquisition of iSYS and capital raises during 2008.
The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures. There are currently no material commitments for capital expenditures but that could change with the addition of material contract awards. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.
WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements through 2009. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

As of December 31, 2008, the Company had net working capital of approximately $2.7 million. WidePoint’s primary source of liquidity consists of approximately $4.4 million in cash and cash equivalents and approximately $7.6 million of accounts receivable and unbilled accounts receivable. Current liabilities include approximately $5.0 million in accounts payable and accrued expenses and approximately $2.1 million in a related party note payable.
The Company’s business environment is characterized by rapid technological change, experiencing times of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change the Company’s performance and outlook.
On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility and a $2,000,000 term loan. Advances under the revolving credit facility were interest bearing at a variable rate equal to the prime rate plus 0.25% with an interest rate floor of 6.5% and the repayment date for such facility was April 30, 2009. This revolving credit facility replaced the Company’s prior $2,000,000 revolving credit facility with Cardinal Bank. The term loan bears interest at 7.5% annually and the repayment date of such term loan is January 1, 2012. On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaces the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could substantially differ from those estimates.
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
Not applicable.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to the existence of the material weaknesses as of December 31, 2008, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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

•
Income Tax Accounting. We engage outside parties to assist us in accounting for income taxes. We have not implemented an effective review process for accounting for income taxes that could lead to errors occurring in the amounts and disclosures for income taxes. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Remediation Plan for Material Weaknesses
The material weaknesses described above in “Management’s Report on Internal Control Over Financial Reporting” comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and during the financial close process for fiscal year 2008. Upon the Company’s acquisition of iSYS in January 2008, the Company further determined that the material weaknesses described above were also present in iSYS’ internal controls. We specifically noted weaknesses associated with the process of recognizing a certain segment of the iSYS revenue and associated direct costs.

Beginning and during the fourth quarter of fiscal 2007, we formulated a remediation plan and initiated remedial action to address those material weaknesses at WidePoint. During the first quarter of 2008, we expanded the scope of our remediation plan to address the material weaknesses related to the internal controls and procedures of iSYS. The elements of the remediation plan are as follows:
•
Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have begun segregating such duties with other personnel.

•
Inadequate documentation of the components of internal control. We commenced a thorough review of our documentation and where necessary we are putting into place policies and procedures to document such evidence to comply with our internal control requirements. We are specifically addressing policies to properly review and recognize a certain segment of the iSYS revenue and associated direct costs. We have also retained a financial consultant to assist us in further reviewing and improving our internal control processes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2008 and the first quarter of 2009, we undertook a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting,” above. Those measures, described under “Remediation Plan for Material Weaknesses,” undertaken during the fourth quarter of fiscal year 2008, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2008 and 2007.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2008 and 2007.

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

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1
Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.))

10.1
Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

*	Management contract or compensatory plan.

EXHIBIT
NO.	DESCRIPTION

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

10.4
Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.5
Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.6
Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turissini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2007.)

10.7
Commercial Loan Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.8
Security Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.9
Promissory Note, dated August 16, 2007, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.10
Promissory Note, dated November 5, 2007, between Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, WidePoint Corporation, as lender, and Peter Letizia, as guarantor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

*	Management contract or compensatory plan.

EXHIBIT
NO.	DESCRIPTION

10.11
Revolving Line of Credit Agreement, dated as of November 5, 2007, by and among Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, Peter Letizia, as guarantor, and WidePoint Corporation, as lender. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.12
Security Agreement, dated as of November 5, 2007, given by Protexx, Inc. and each of its subsidiaries and 22THEN LLC, collectively, as debtors, to and in favor of WidePoint Corporation, as secured party. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.13
Software Escrow Agreement, dated as of November 5, 2007, between 22THEN LLC and Protexx Incorporated, collectively, as supplier, WidePoint Corporation, as user, and Foley & Lardner LLP, as escrow agent. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.14
$2,000,000 Installment Cash Promissory Note, dated January 4, 2008, issued by the Company in favor of Jin Kang. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.15
Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.16
Commercial Loan Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.17
Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.18
$5,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.19
Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

*	Management contract or compensatory plan.

EXHIBIT
NO.	DESCRIPTION

10.20
$2,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.21
Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.22
Common Stock Purchase Agreement, dated April 29, 2008, between the Company and Deutsche Bank AG, London Branch. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.23
Escrow Agreement, dated April 29, 2008, between the Company, Deutsche Bank AG, London Branch and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.24
Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners, L.P. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008.)

10.25
Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners, L.P. and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.26
Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners (Q.P.), L.P. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.27
Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners (Q.P.), L.P. and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.28
Amendment, dated as of July 25, 2008, between the Registrant and Steven L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.29
Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

*	Management contract or compensatory plan.

EXHIBIT
NO.	DESCRIPTION

10.30
Asset Purchase Agreement, dated July 31, 2008, by and among the Registrant, Protexx Acquisition Corporation, Protexx Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

10.31
Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).

10.32
Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009).

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation
Date: March 31, 2009	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date: March 31, 2009	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President — Principal Financial and Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2009	/s/ STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer

Dated: March 31, 2009	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer

Dated: March 31, 2009	/s/ JAMES M. RITTER
James M. Ritter
Director

Dated: March 31, 2009	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated: March 31, 2009	/s/ RON S. OXLEY
Ron Oxley
Director

Dated: March 31, 2009	/s/ OTTO GUENTHER
Otto Guenther
Director

Dated: March 31, 2009	/s/ GEORGE NORWOOD
George Norwood
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of WidePoint Corporation:
We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Moss Adams LLP
Scottsdale, Arizona
March 31, 2009
The accompanying notes are an integral part of these consolidated financial statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$4,375,426	$1,831,991
Accounts receivable	5,282,192	4,437,397
Unbilled accounts receivable	2,301,893	371,435
Prepaid expenses and other assets	267,666	328,539

Total current assets	12,227,177	6,969,362

Property and equipment, net	431,189	435,859
Goodwill	8,575,881	2,526,110
Intangibles, net	2,236,563	1,165,461
Other assets	110,808	167,164

Total assets	$23,581,618	$11,263,956

Liabilities and stockholders’ equity
Current liabilities:
Related party note payable	$2,140,000	$—
Short term note payable	97,158	63,520
Accounts payable	2,465,394	2,715,180
Accrued expenses	2,548,106	644,366
Deferred revenue	1,667,969	96,674
Short-term portion of long-term debt	486,707	—
Short-term portion of capital lease obligation	107,141	118,246

Total current liabilities	9,512,475	3,637,986
Deferred income tax liability	156,891	—
Long-term debt, net of current portion	1,117,230	—
Capital lease obligation, net of current portion	95,248	162,976

Total liabilities	10,881,844	3,800,962

Stockholders’ equity:

Common stock, $0.001 par value; 110,000,000 shares authorized; 58,275,514 and 52,558,697 shares issued and outstanding, respectively	58,276	52,559
Stock warrants	38,666	38,666
Additional paid-in capital	67,194,788	60,873,273
Accumulated deficit	(54,591,956)	(53,501,504)

Total stockholders’ equity	12,699,774	7,462,994

Total liabilities and stockholders’ equity	$23,581,618	$11,263,956

The accompanying notes are an integral part of these consolidated financial statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated statements of operations

	For the Years Ended
	December 31,
	2008	2007

Revenues, net	$35,458,953	$14,129,439

Cost of revenues (including depreciation and amortization of $846,340 and 446,387, respectively)	28,877,994	10,325,916

Gross profit	6,580,959	3,803,523

Sales and marketing	901,007	806,556
General and administrative (including SFAS123 (R) stock compensation expense of $563,108 and $174,716, respectively)	6,246,914	3,521,397
Depreciation expense	160,565	83,458

Loss from operations	(727,527)	(607,888)

Other income (expenses):
Interest income	134,531	104,248
Interest expense	(336,638)	(13,539)
Other expense	(3,927)	—

Net loss before provision for income taxes	(933,561)	(517,179)

Deferred income tax expense	156,891	—

Net loss	(1,090,452)	(517,179)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted-average shares outstanding	56,673,952	52,401,705

The accompanying notes are an integral part of these consolidated financial statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Permanent Equity				Common		Additional		Permanent
	Preferred Stock		Common Stock		Stock	Stock	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Issuable	Warrants	Capital	Deficit	Total
Balance, December 31, 2006	195,214	$195	50,494,757	$50,495	—	$38,666	$60,667,229	$(52,984,325)	$7,772,260

Issuance of common stock — options exercises			111,800	112	—	—	34,598		34,710
Conversion of preferred stock	(195,214)	(195)	1,952,140	1,952	—	—	(1,757)		—
Costs associated from registration statement			—	—	—	—	(1,513)		(1,513)
Stock options expense							174,716		174,716

Net loss								(517,179)	(517,179)

Balance, December 31, 2007	—	$—	52,558,697	$52,559	—	$38,666	$60,873,273	$(53,501,504)	$7,462,994

Issuance of common stock — options exercises			32,000	32	—	—	14,368		14,400
Issuance of common stock —iSYS earnout—Jin Kang			184,817	185	—	—	38,627		38,812
Issuance of common stock—iSYS acquisition			1,500,000	1,500			1,798,500		1,800,000
Issuance of common stock—Capital raise			4,000,000	4,000			4,076,000		4,080,000
Costs related to issuance of stock—Capital raise					—	—	(169,088)		(169,088)
Stock options expense							563,108		563,108

Net loss								(1,090,452)	(1,090,452)

Balance, December 31, 2008	—	$—	58,275,514	$58,276	—	$38,666	$67,194,788	$(54,591,956)	$12,699,774

The accompanying notes are an integral part of these consolidated financial statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,090,452)	$(517,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax expense	156,891	—
Depreciation expense	218,052	125,415
Amortization expense	788,852	404,430
Amortization of deferred financing costs	8,571	—
Stock options expense	563,108	174,716
Loss (Gain) on disposal of equipment	3,927	—
Changes in assets and liabilities, net of business combination —
Accounts receivable and unbilled accounts receivable	1,436,910	1,411,612
Prepaid expenses and other assets	145,411	134,583
Accounts payable and accrued expenses	(1,123,802)	(1,710,561)
Deferred revenue	1,571,295	(467,920)

Net cash provided by (used in) operating activities	2,678,763	(444,904)

Cash flows from investing activities:
Purchase of asset/subsidiary, net of cash Acquired	(5,192,020)	—
Software development costs	(123,490)	(211,679)
Proceeds from sale of office equipment	250	—
Purchases of property and equipment	(96,300)	(131,565)

Net cash used in investing activities	(5,411,560)	(343,244)

The accompanying notes are an integral part of these consolidated financial statements

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2008	2007

Cash flows from financing activities:
Borrowings on notes payable	3,800,000	—
Principal payments on notes payable	(2,315,060)	(103,537)
Principal payments under capital lease obligation	(120,307)	(56,127)
Costs related to registration statement	—	(29,720)
Costs related to financing purchase of subsidiary	(13,713)	—
Proceeds from issuance of stock	4,080,000	—
Costs related to issuance of stock	(169,088)	—
Proceeds from exercise of stock options	14,400	34,710

Net cash provided by (used in) financing activities	5,276,232	(154,674)

Net increase(decrease) in cash	2,543,435	(942,822)
Cash and cash equivalents, beginning of period	$1,831,991	$2,774,813

Cash and cash equivalents, ending of period	$4,375,426	$1,831,991

Supplementary cash flow information:
Cash paid for—
Interest	$178,088	$13,539
Income taxes	$—	$—

Supplementary Disclosure of non-cash Investing and Financing Activities:
Promissory Note issued for iSYS acquisition	$2,000,000	—
Value of 1.5 million common shares issued as consideration in the acquisition of iSYS	$1,800,000	—
Value of 184,817 earnout shares issued as additional consideration in the acquisition of iSYS	$38,812	—
Insurance policies financed by short term notes payable	$142,657	$110,725
Capital leases for acquisition of property and equipment	$41,473	$224,478
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1. Basis of Presentation, Organization, Nature of Operations:
WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997. We have grown through the merger of highly specialized regional IT consulting companies.
Our expertise lies in three business segments. The three segments offer unique solutions in identity management services utilizing certificate-based security solutions; wireless telecommunication expense management systems; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. For additional information related to our three business segments, see Note 9 to our financial statements in this Form 10-K.
WidePoint has three material operational entities, Operational Research Consultants, Inc. (ORC), iSYS, LLC (iSYS), and WidePoint IL, Inc., along with a development stage company, Protexx Acquisition Corporation doing business as Protexx. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services and forensic informatics, and information assurance services predominantly to the U.S. Government. In July 2008, we completed the purchase of the operating assets and proprietary intellectual property of Protexx, Inc. Protexx specializes in identity assurance and mobile and wireless data protection services. ORC specializes in IT integration and secure authentication processes and software, and providing services to the U.S. Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Reclassifications
Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2008, three clients, the DHS, the TSA, and the WHS, represented 18%, 11%, and 11%, respectively, of accounts receivable. As of December 31, 2007, two clients, Headquarters Cryptologic Systems Group (HQ CPSG) and United Space Alliance, represented 26% and 13% of accounts receivable, respectively.
Significant Customers
During 2008, three customers, the Transportation Security Administration (“TSA”), the U.S. Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency of the U.S. Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, individually represented 26%, 20%, and 14% of revenues, respectively, and we therefore are materially dependent upon such customers. During 2007, no customer individually represented at least 10% of revenues. Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, would have a material adverse effect on results.
Fair value of financial instruments
The Company’s financial instruments include cash equivalents, deferred revenue, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock warrants attributable to the preferred stock capital investment in the Company in October of 2004. The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Cash and Cash Equivalents
Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions. Included in the December 31, 2008 cash balances was approximately $6,048,000 in interest bearing balances in one bank, in excess of federally insured amounts, as compared to approximately $1,730,000 for December 31, 2007.
Accounts Receivable
The majority of the Company’s accounts receivable is due from the Federal Government and established private sector companies in the following industries: manufacturing, consumer product goods, direct marketing, healthcare and financial services. Credit is extended based on an evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.
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

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of Period	Expenses	Deductions	Period

For the year ended December 31, 2007, Allowance for doubtful accounts	$—	$20,150	$20,150	$—

For the year ended December 31, 2008, Allowance for doubtful accounts	$—	$114	$114	$—
Unbilled Accounts Receivable
Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At December 31, 2008 and 2007, unbilled accounts receivable totaled $2,301,893, and $371,435, respectively.
Revenue Recognition
Revenue from our mobile telecom expense management services (“MTEMS”) is recognized upon delivery of goods and services as they are rendered. Arrangements with customers on MTEMS related contracts are recognized ratably over a period of performance.

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
A portion of our revenues are derived from cost-plus, or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.
In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at December 31, 2008 and 2007, respectively due to termination provisions and thus has not recorded provisions for such events.
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

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	December 31,
	2008	2007
Computers, equipment and software	$867,013	$657,883
Less— Accumulated depreciation and amortization	(435,824)	(222,024)

	$431,189	$435,859

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
Software Development Costs
WidePoint accounts for software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $240,000 of amortization expense for the year ended December 31, 2008, as compared to $183,000 of amortization expense for the year ended December 31, 2007. We capitalized approximately $123,000 in new costs in 2008. Capitalized software costs, net, included in Intangibles, net, at December 31, 2008 were approximately $0.6 million, as compared to approximately $0.7 million of capitalized software costs included in Intangibles, net, at December 31, 2007.

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
Basic and Diluted Net Loss Per Share
Basic income or loss per share includes no dilution and is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The conversion of outstanding options and warrants to purchase 8,614,457 and 7,176,257 shares, respectively, for the years ended December 31, 2008 and 2007 has not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted loss per share for all periods presented are identical.
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
For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31:

	2008	2007

Dividend yield	—	—
Risk-free interest rate	2.61–4.13%	4.52%
Volatility factor	66–70%	85%
Expected life in years	5	4
The amount of compensation expense recognized under SFAS 123R during the years ended December 31 under our plans was comprised of the following:

	2008	2007
General and administrative expense	$563,108	$174,716
Share-based compensation before taxes	$563,108	$174,716
Related income tax benefits	—	—
Share-based compensation expense	$563,108	$174,716
Net share-based compensation expenses per basic and diluted common share	$0.01	$0.01
The material increase in stock compensation expense in the year ended December 31, 2008 was primarily attributable to short term vesting associated with certain grants provided to select key employees at our iSYS subsidiary.
Since we have cumulative operating losses as of December 31, 2008 and December 31, 2007 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended December 31, 2008 and December 31, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

A summary of the option activity under our plans during the years ended December 31, 2008, and 2007, respectively, is presented below:

		Weighted average
		Grant date fair value
	# of Shares	Per share
NON-VESTED

Non-vested at December 31, 2006	753,477	$0.67

Granted	124,000	$0.58
Vested	(391,183)	$0.59
Forfeited	(29,250)	$0.43

Non-vested at December 31, 2007	457,044	$0.73

Granted	1,480,000	$0.46
Vested	(623,044)	$0.72
Forfeited	—	—

Non-vested at December 31, 2008	1,314,000	$0.43

OUTSTANDING AND EXERCISABLE

Total outstanding at December 31, 2006	7,103,261	$0.36

Issued	124,000	$0.93
Cancelled	(30,250)	$0.48
Exercised	(111,800)	$0.31

Total outstanding at December 31, 2007	7,085,211	$0.37

Issued	1,480,000	$0.87
Cancelled	(9,800)	$0.45
Exercised	(32,000)	$0.45

Total outstanding at December 31, 2008	8,523,411	$0.45

Total exercisable at December 31, 2007	6,628,167	$0.32

Total exercisable at December 31, 2008	7,209,411	$0.37

The aggregate remaining contractual lives in years for the options outstanding and exercisable at December 31, 2008 and 2007 were 2.50 years and 3.75 years, respectively.
Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2008 and 2007, respectively, were $112,650 and $5,200,151. The total intrinsic value of options exercisable on December 31, 2008 and 2007, respectively, were $112,650 and $5,151,104. The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007, respectively, were $29,120 and $161,412. The Company issues new shares of common stock upon the exercise of stock options.

At December 31, 2008, 4,535,438 shares were available for future grants under the Company’s 2008 Stock Incentive Plan. This does not include warrants to purchase 3,999,999 shares granted and vested to members of the senior management team that were not issued under the Company’s 1997 Stock Incentive Plan.
At December 31, 2008, the Company had approximately $375,871 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.25 years.
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
New accounting pronouncements
EITF 07-01
In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not believe EITF 07-01 will have a material impact on its condensed consolidated financial statements.
SFAS 141(R) and SFAS 160
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations (SFAS 141(R)) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after December 31, 2008.
SFAS 162
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.
FSP 142-3
In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.
EITF 03-6-1
In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining whether Instruments granted in Share-Based Payment Transactions are Participating Securities,” or FSP EITF No. 03-6-1. Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It is not expected to have a significant impact on the Company’s financial statements.

3. Debt:
The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007. The senior lending agreement had a maturity date of September 1, 2008 and provided for a $2 million revolving credit facility. Borrowings under the Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. The credit facility contained specific financial covenants related to working capital levels and consolidated net worth. There was no borrowing under this credit facility at December 31, 2007.
In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that we had entered into with Cardinal Bank in January 2008. We partially utilized this credit facility to acquire iSYS, LLC in January of 2008 and borrowed under the line of credit approximately $1.8 million that we repaid in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008. On December 31, 2008 we had no borrowing under this credit facility. The line of credit had a $5 million borrowing cap at an interest rate of 6.5% as of December 31, 2008.
On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. As part of the credit facility the Company must comply with certain financial covenants that include tangible net worth, interest coverage ratios and other measures that the Company was either in full compliance with or had waived as of December 31, 2008.
The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At December 31, 2008 we owed approximately $1.6 million under the note.
The Company also has a subordinated seller financed note for $2 million in favor of Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, which is due the earlier of April 1, 2009 or upon the filing of the Company’s Form 10-K. The note bore interest at the simple rate of 7% through December 31, 2008, which rate increased to 10% on January 1 and will remain at 10% through the payment of the note. On December 31, 2008 the note and interest due to Jin Kang was $2,140,000. On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement with Cardinal Bank. The new agreement excluded the subordination agreement of Jin Kang from our prior credit facility to allow for the payment of the seller’s note.

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
The following summarizes the Company’s acquisition activity for the year ended December 31, 2008:
iSYS Acquisition
On January 8, 2008, the Company entered into a Membership Interest Purchase Agreement to acquire 100% of the voting interest of iSYS. The Company acquired the membership interest in iSYS, LLC as part of a strategy to expand critical mass in key managed services sectors related to information technology, identity management, and the control, management, and securitization of the devices utilized in those efforts. Under the terms of the Agreement, the Company paid the following consideration at the closing of the acquisition:
(i)	$5,000,000 in cash,

(ii)
$2,000,000 principal amount in an Installment Cash Promissory Note, which bore simple annual interest at the initial rate of 7% through December 31, 2008. Thereafter the simple interest rate increased to 10% on January 1, 2009 and will remain at 10% through the date of maturity, which will be on the earlier of either April 1, 2009 or the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008,

(iii)
the issuance of 1,500,000 shares on January 8, 2008 of Company common stock valued at $1,800,000, based on the closing market price of the Company’s common shares of $1.20 per common share as a result of the acquisition of iSYS on January 4, 2008; and

(iv)
a four-year earnout provision which may require up to $6,000,000 in additional consideration to be equally paid out in cash and common stock. The earnout amount for each measurement year is equal to the excess of actual EBITDA over target EBITDA of $1,400,000. In years 1-3 (beginning in 2008), the earnout amount will be equal to 67% of the excess and in the final year 50% of the excess. The earnout is payable 50% in cash and 50% in common stock. The Company placed 3,000,000 additional shares of Company common stock in the name of the seller into escrow to be held subject to the satisfaction of the earnout provisions. Amounts earned in connection with the earnout provision will be recorded as an adjustment to the purchase price.

The following represent adjustments made to the purchase price under the terms of the Agreement:
(i)
Subsequent to the closing and as a requirement of the purchase agreement between WidePoint and iSYS, an audit of the working capital of iSYS was performed by iSYS’s auditor to determine if the minimum requirement of $2,000,000 in working capital existed at the time of the closing of the purchase. It was determined by both parties that an excess of $143,410 existed. The excess working capital was therefore adjusted and paid to the former sole member of iSYS and the purchase price has been subsequently adjusted.

(ii)
As a result of attaining certain performance targets under a contractual agreement for the purchase of the iSYS mobile telecom software, iSYS was required to pay $225,000 in additional payments that were earned in 2008. These payments represent the final obligations by iSYS for the mobile telecom software and the $225,000 was therefore added to goodwill.

(iii)
As a result of attaining certain earnout provisions for year one of the earnout the Company recognized additional purchase price consideration of $223,629, which consisted of $184,817 payable in cash and accrued for as of December 31, 2008 and 184,817 common shares with a value of $38,812, which shares were released from escrow as of December 31, 2008.

The aggregate purchase price including $102,722 of acquisition costs, purchase price adjustments for net working capital and year one earnout amounts was $9,494,761. The allocation of the purchase price was based upon management’s estimates and assumptions. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed based on the latest available information on iSYS, at January 8, 2008:

Fair value of current assets	$4,670,801
Property, plant and equipment, net	59,463
Intellectual property	1,230,000
Goodwill	6,049,771
Other non current assets	12,117

Total fair value of assets acquired	$12,022,152
Total fair value of current liabilities assumed	2,527,391

Net consideration paid to acquire iSYS	$9,494,761

The operations of iSYS were included in the Company’s results of operations beginning on January 4, 2008, the acquisition date. The factors resulting in goodwill were iSYS’s name, reputation, and established key personnel. None of the goodwill will be deductible for tax purposes.

The accompanying consolidated pro forma information gives effect to the iSYS acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the year ended December 31, 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of iSYS been completed on January 1, 2007. Stock compensation expense of approximately $400,000 as the result of the issuance of stock option grants provided to key employees of iSYS, LLC are not included in the proforma illustration.

Year Ended
December 31, 2007

Revenue	$34,044,865
Net income	$1,094,971
Income per share, basic and diluted	$0.02
Protexx, Inc. Asset Purchase
On July 31, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and among the Company, Protexx Acquisition Corporation, Protexx, Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor, pursuant to which Protexx Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased certain of the assets of Protexx, Inc., a provider of software-based authentication and encryption solutions to government, military, first responder and commercial enterprises. Under the terms of the Agreement, the Company paid the following consideration at the closing of the acquisition:
(i)	$1.00 in cash,

(ii)
the assumption of approximately $506,000, net, of assumed assets, liabilities and direct costs associated with the asset purchase. At the time of the asset purchase Protexx was a development stage company that did not have an established customer base and/or an assembled workforce. Therefore the asset purchase price will be allocated to other intangible assets, and

(iii)
a two-year earnout provision which may entitle the former owners to receive earnout payments under the Purchase Agreement in the event that the business conducted with the assets purchased from Protexx, Inc. exceeds specified earnings targets in calendar years 2008 and 2009. Half of any such earnout payment earned shall be paid in cash, with the remainder to be paid in Company common stock.

No earnout was attained in calendar year 2008. Protexx shall have the opportunity to earn for calendar year 2009 a maximum earnout of $4,500,000. For calendar year 2009, Protexx must meet the minimum EBITDA target in order to qualify for any earnout amount.
The changes in the carrying amount of goodwill for the year ended December 31, 2008 and 2007 are as follows:

Total

Balance as of January 1, 2007	$2,526,110
Goodwill adjustments	—

Balance as of December 31, 2007	$2,526,110
iSYS acquisition	6,049,771

Balance as of December 31, 2008	$8,575,881

There were no goodwill adjustments made in 2007. In 2008, $6,049,771 in goodwill was acquired as a result of the acquisition of iSYS, LLC. Management believes that as of December 31, 2008 the carrying value of our goodwill was not impaired.

Purchased and Internally Developed Intangible Assets
The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of December 31, 2008
			Weighted
			Average
	Gross		Amortization
	Carrying	Accumulated	Period
	Amount	Amortization	(in years)
Purchased Intangible Assets
ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	($921,158)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	($257,667)	5

Protexx (Identity Security Software)	$506,463	($70,342)	3

	$2,881,986	($1,249,167)	4

Internally Developed Intangible Assets

ORC PKI-I Intangible (Related to internally generated software)	$334,672	($242,516)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	($417,159)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	($47,040)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	($9,374)	3

ORC PKI-V Intangible (Related to internally generated software)	$81,308	—	3

	1,319,833	($706,089)	5

Total	$4,201,819	($1,965,256)	5

Aggregate Amortization Expense:
For year ended 12/31/08	$788,852

Estimated Amortization Expense:
For year ended 12/31/09	$912,485
For year ended 12/31/10	$643,291
For year ended 12/31/11	$341,456
For year ended 12/31/12	$187,666
For year ended 12/31/13	$151,665

Total	$2,236,563

The total weighted average remaining life of all of the intangibles is approximately 3 years.
There were no amounts of research and development assets acquired in 2008 or 2007, nor any written off in the periods.

5. Income Taxes:
Income taxes for the years ended December 31 are as follows:

	2008	2007

Current provision/(benefit)	$—	$—
Deferred provision/(benefit)	156,891	—

	$156,891	$—

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	2008	2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	4.9	4.9
Non-deductible expenses	(1.0)	(0.5)
Decrease (increase) in valuation allowance	(72.7)	151.1
Permanent difference related to tax deductible goodwill	16.8	—
Expiration of state loss carryforwards and change in state tax rate	0.0	(189.5)
Other	1.3	—

	(16.7)%	0.0%

No tax benefit has been realized associated with the exercise of stock options in the years ended December 31, 2008 and 2007 because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. During the years ended December 31, 2008 and 2007, respectively, the Company recognized $563,108 and $174,716 in expense for book purposes for stock-based compensation. The deferred tax assets (liabilities) consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$8,155,662		$7,396,003
AMT credit	13,420		13,853
Stock based compensation	443,400		224,539
Other assets	81,296		35,488

Total deferred tax assets	8,693,778		7,669,883

Deferred tax liabilities:
Intangibles	716,570		348,266
Goodwill amortization	156,756		—
Capitalized software costs	251,375		276,077

Total deferred tax liabilities	1,124,701		624,343

Net deferred tax asset	7,569,077		7,045,540
Less — Valuation allowance	(7,725,968)		(7,045,540)

Net deferred income tax liability	$(156,891)	$	- 0 -

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.
The Company incurred a deferred income tax expense of approximately $157,000 for the year ended December 31, 2008, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired, and/or is disposed of. The deferred tax liability can be offset by future earnings and the deferred tax expense is a non-cash expense. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.
As of December 31, 2008, the Company had net operating loss carry forwards of approximately $21,000,000 to offset future taxable income. These carry forwards expire between 2010 and 2028. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. To date the Company has not completed a “Section 382” analysis.

Changes in the valuation allowance for the years ended December 31, are as follows:

	2008	2007
Opening balance	$(7,045,540)	$(7,827,012)
Decrease (Increase)	(680,428)	781,472

Ending balance	$(7,725,968)	$(7,045,540)

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which became effective for years beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2008 and at December 31, 2007, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the years ended December 31, 2008 and 2007, the Company’s policy is to recognize such expenses as tax expense.
The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2001 through 2008. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2001 through 2008. The Company is currently not under examination by the IRS or any state tax jurisdiction.
6. Stockholders Equity:
The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the twelve month period ended December 31, 2008, in addition to the common stock transactions discussed below, 32,000 shares of common stock were issued as the result of the exercise of employee stock options. As of December 31, 2008, there were 58,275,514 shares of common stock outstanding. During the year ended December 31, 2007, 111,800 shares of common stock were issued as the result of the exercise of employee stock options to purchase 111,800 shares. As of December 31, 2007 there were 52,558,697 shares of common stock outstanding.

Common Stock
On January 8, 2008, pursuant to the terms of a Membership Interest Purchase Agreement between the Company, iSYS, LLC and Jin Kang, dated January 4, 2008, the Company issued 1,500,000 shares of Company common stock on January 8, 2008 at a stock price of $1.20 per common share (based on the closing market price of the Company’s common shares the issuance date) for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock on January 8, 2008, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. Under the Membership Interest Purchase Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years, with 66% of the value in excess of such initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the fourth year the value in excess of 50% is used instead of 66%, with the total earnout capped at $6 million, with $3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year. As of December 31, 2008 performance measures were attained allowing for the release of 184,817 common shares valued at $1.00 per common share from the common shares placed into escrow at the time of the acquisition of iSYS by the Company.
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
On May 16, 2008, the Company entered into two Common Stock Purchase Agreements (collectively, the “Endurance Purchase Agreements”) with Endurance Partners, L.P. and Endurance Partners (Q.P), L.P., and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Endurance Purchase Agreements, Endurance Partners, L.P. agreed to purchase 428,954 shares of WidePoint common stock for a total purchase price of $437,533, or $1.02 per share, and Endurance Partners (Q.P.), L.P. agreed to purchase 1,071,046 shares of WidePoint common stock for a total purchase price of $1,092,467, or $1.02 per share. Pursuant to the Endurance Purchase Agreements, on May 19, 2008, the Company issued 428,954 shares of its common stock to Endurance Partners, L.P. and 1,071,046 shares of its common stock to Endurance Partners (Q.P.), L.P. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

As a result of the equity transactions to raise additional capital that we entered into during the second quarter of 2008, the Company issued a combined cumulative total of 4,000,000 common shares of the Company which provided gross proceeds of approximately $4.1 million, and net proceeds after various legal and other expenses of $3.9 million.
On July 31, 2008, pursuant to the terms of the Purchase Agreement between the Company, Protexx Acquisition Corporation, a Delaware corporation, Protexx Incorporated, a Delaware corporation (“Protexx”), and Peter Letizia, Charles B. Manuel, Jr. and William Tabor, the Company issued 2.5 million shares of its common stock in the name of Protexx and delivered such shares to the parties’ escrow agent to be held in escrow pending the possible release of such shares as part of the potential earnout to which Protexx may be entitled under the Purchase Agreement for calendar year 2008. The 2008 earnout was not attained. For calendar year 2009, Protexx shall have the opportunity to earn an additional Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) worth of privately issued shares of WidePoint common stock as part of the earnout for that calendar year. The maximum number of shares of WidePoint common stock that Protexx shall have the opportunity to earn for calendar year 2009 shall be equal to the number of shares of WidePoint common stock that results from Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) divided by the greater of (x) One Dollar and Twenty-Five Cents ($1.25) or (y) the average closing sale price of the WidePoint common stock for the twenty (20) trading days immediately preceding December 31, 2009.
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

7. Stock Options and Stock-Based Compensation:
2008 Stock Incentive Plan
Effective December 18, 2007, the Board of Directors of the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which was adopted by the Company’s shareholders on December 18, 2008. The 2008 Plan is intended to replace the 1997 Stock Incentive Plan and the 1997 Directors Formula Stock Option Plan, discussed below. The 2008 Plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The 2008 Plan is intended to (a) provide incentive to officers and key employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by directors, officers and key employees by providing them with a means to acquire a proprietary interest in the Company, acquire shares of the Company’s common stock, or to receive compensation which is based upon appreciation in the value of the Company’s common tock; and (c) provide a means of obtaining, rewarding and retaining key personnel and consultants. The 2008 Plan will terminate on December 17, 2017.
A total of 6,015,438 shares of common stock are authorized for possible issuance under the 2008 Plan. There were 4,535,438 shares available for issuance under the 2008 Plan at December 31, 2008. Of such shares, 4,535,438 shares can be issued for future grants. At December 31, 2008, options to purchase a total of 1,480,000 shares of common stock, at prices ranging from $0.81 to $1.22 per share, were outstanding.
1997 Stock Incentive Plan
In May 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan”). The purpose of the 1997 Plan was to provide additional compensation to employees, officers, and consultants of the Company or its affiliates. Under the terms of the 1997 Plan, as amended, 10,000,000 shares of common stock were reserved for issuance as incentive awards under the 1997 Plan. The number of shares of Company common stock associated with any forfeited stock incentive were added back to the number of shares that could be issued under the 1997 Plan. Awards under the 1997 Plan and their terms were determined by a committee (the “Committee”) that was selected by the Board of Directors. The 1997 Plan permitted the Committee to make awards of a variety of equity-based incentives (collectively, “Stock Incentives”).
The 1997 Plan allowed for the grant of incentive stock options and nonqualified stock options. The exercise price of the options was established by the Committee. The term of an option will be specified in the applicable agreement, provided, however, that no option could be exercised ten years after the date of grant. In addition to stock options, the 1997 Plan also allowed for the grant of other Stock Incentives, including stock appreciation rights, stock awards, phantom shares, performance unit appreciation rights and dividend equivalent rights. Stock Incentives granted under the 1997 Plan are subject to the terms prescribed by the Committee in accordance with the provisions of the 1997 Plan.
No further awards will be made under the 1997 Plan.

1997 Directors Formula Stock Option Plan
In May 1997, the Company adopted the 1997 Directors Formula Stock Option Plan (the “Director Plan”). The Company reserved 120,000 shares of common stock to underlie stock options granted under the Director Plan. Any shares associated with forfeited options were added back to the number of shares that underlie stock options to be granted under the Director Plan.
Awards of stock options under the Director Plan were determined by the express terms of the Director Plan. Generally, only non-employee directors of the Company who did not perform services for the Company were eligible to participate in the Director Plan. The Director Plan provided for option grants to purchase 12,000 shares of common stock upon a non-employee director’s initial appointment to the Board of Directors. Options granted under the Director Plan vest immediately to 8,000 shares of common stock underlying such options, vest to an additional 2,000 shares after the director’s completion of the first year of continued service to the Company, and vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company. Each option granted pursuant to the Director Plan was evidenced by an agreement and is subject to additional terms as set forth in the agreement. Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period that may be provided in the agreement.
No further awards will be made under the Director Plan.
The following is a summary of the WidePoint options and management warrant activity:

			Weighted-
	Number of	Option Price	Average
	Shares	Range	Exercise Price
Outstanding, December 31, 2006	7,103,261	0.07 – 2.80	0.36

Granted	124,000	0.93 – 0.93	0.93
Exercised	(111,800)	0.07 – 0.45	0.31
Canceled or expired	(30,250)	0.45 – 1.35	0.48

Outstanding, December 31, 2007	7,085,211	0.07 – 2.80	0.37

Granted	1,480,000	0.81 – 1.22	0.87
Exercised	(32,000)	0.45 – 0.45	0.45
Canceled or expired	(9,800)	0.45 – 0.45	0.45

Outstanding, December 31, 2008	8,523,411	0.07 – 2.80	0.45

8. Commitments and Contingencies:
The company has entered into a number of leases for its office locations as described above in Note 1. The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases. The terms of the operating leases run through 2014 and the total commitments per year are as follows:

Year Ended	Operating
December 31,	Leases
2009	$417,605
2010	339,208
2011	412,753
2012	426,004
Beyond 2012	434,750

Total	$2,030,320

Capital Leases
The Company has leased certain equipment under capital lease arrangements. Future minimum payments required under the leases are as follows:

Year
2009	118,819
2010	87,004
2011	12,949

218,772
Less portion representing interest	(16,383)

Net minimum lease payments Under capital leases	202,389
Current portion	(107,141)

Long-term portion	$95,248

The capital lease entered into in the year ended December 31, 2008 is for a period of three years. Total carrying value of assets under capital leases at December 31, 2008 was $169,305. Depreciation for the year ended December 31, 2008 was $110,181, and accumulated depreciation at December 31, 2008 was $192,899.
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
During 1998, the Company adopted SFAS No. 131 and until December 31, 2005 the Company was comprised of a single segment, which was comprised of our consulting services segment within our Commercial and Federal Government Marketplaces. As of January 1, 2006, the Company added a second segment, which consists of PKI credentialing and managed services. The PKI credentialing and managed services segment provides PKI credentialing and managed services to U.S. federal agencies and federal contractors as a result of regulatory compliance requirements.
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
The following table sets forth selected segment and consolidated operating results and other operating data for years ended December 31:.

	2008		2007
Mobile Telecom Managed Services
Revenues, net	$20,989,371		—
Income from operations	$1,400,183		—
Total assets	$4,265,700		—
Consulting services
Revenues, net	$10,714,460		$10,566,366
Income from operations	$269,016		$527,861
Total assets	$7,293,511		$4,706,116
PKI Credentialing and Managed Services
Revenues, net	$3,755,122		$3,563,073
Income from operations	$7,105		$133,159
Total assets	$1,512,673		$1,490,195
Total Company
Revenues	$35,458,953		$14,129,439
Loss from operations before depreciation expense	$(566,962	)(1)	$(524,430	)(2)
Depreciation expense	$(160,565)		$(83,458)

	2008	2007
Interest (expense) income, net	$(202,107)	$90,709
Other expense	$(3,927)	—
Income tax expense	$(156,891)	—
Net loss	$(1,090,452)	$(517,179)
Total Corporate assets	$10,509,734	$5,067,645
Total assets	$23,581,618	$11,263,956

(1)
Includes $221,077 in amortization expense in cost of sales associated with the purchase of ORC, $70,342 in amortization expense in cost of sales associated with internally developed intangibles and $257,667 in amortization expense in cost of sales associated with the purchase of ISYS, which is not allocated among the segments and includes $1,854,745 in unallocated corporate costs in sales, general and administrative and depreciation expense.

(2)
Includes $221,078 in amortization expense in cost of sales associated with the purchase of ORC, which is not allocated among the segments and includes $964,372 in unallocated corporate costs in sales, general and administrative expense.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). The Company does not allocate selling, general and administrative expenses, income taxes, interest or other income and expense to segments.
10. Subsequent Events.
On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaces the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5%.

EXHIBIT INDEX

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).