Form 10-K/A
period 2008-12-31
WIDEPOINT CORP
filed 2009-04-30
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter.)

Delaware	001-33035	52-2040275
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification No.)

One Lincoln Centre, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code:	(630) 629-0003

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2008, as set forth in the pages attached hereto:

Part III	Item 10	Directors, Executive Officers and Corporate Governance
	Item 11	Executive Compensation
	Item 12	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
	Item 13	Certain Relationships and Related Transactions, and
Director Independence
	Item 14	Principal Accountant Fees and Services
Part IV	Item 15(b)	Exhibits

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: April 30, 2009	By: /s/ James T. McCubbin
James T. McCubbin
Executive Vice President and
Chief Financial Officer

INTRODUCTORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and originally filed on March 31, 2009, for purposes of (i) adding information under Items 10, 11, 12, 13 and 14 of Part III, and (ii) amending Item 15(b) to include a material contract and certifications of the Company’s Chief Executive Officer and Chief Financial Officer as exhibits 31.1A, 31.2A, and 32A attached hereto.

Part III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2009:

Name	Age	Position
Steve Komar	67	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	45	Executive Vice President, Chief Financial Officer, Secretary and Director
Ron Oxley	62	Executive Vice President Sales and Marketing, and Director
James Ritter	64	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	65	Director, Chairman of the Audit Committee
Otto Guenther	67	Director
George Norwood	66	Director
Daniel Turissini	49	Vice President, Chief Technology Officer and Chief Executive Officer and President-Operational Research Consultants, Inc.
Jin Kang	44	President of iSYS LLC

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

James McCubbin has served as a director and as our Secretary since November 1998. Mr. McCubbin was promoted to Executive Vice President and Chief Financial Officer of WidePoint in May 2008.  Prior to that time, from August 1998 till May 2008, Mr. McCubbin served as WidePoint’s Vice President and Chief Financial Officer.  Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as WidePoint’s Vice President, Controller, Assistant Secretary and Treasurer.  Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial consulting, management, and/or staff positions with several companies in the financial and government sectors including but not limited to Memtec America Corporation, a continuous microfiltration water technology company, McBee Consulting, a healthcare consulting firm, Martin Marietta presently known as Lockheed Martin, a multinational aerospace manufacturer and advanced technology company formed in 1995 by the merger of Lockheed Corporation with Martin Marietta Corporation, and Ernst and Young, an international auditing and accounting firm.  Mr. McCubbin presently serves on the Board of Directors of Tianjin Pharmaceutical Company.  Tianjin engages in the development, manufacture, marketing, and sale of traditional Chinese medicines and other pharmaceuticals in the Peoples Republic of China.  Mr. McCubbin presently serves as Tianjin’s Chairman of its Audit Committee, Nominating Committee, and Compensation Committee.  Mr. McCubbin was on the Board of Directors of Redmile Entertainment, a worldwide developer and publisher of interactive entertainment software, and served as its Audit Committee Chairman until his resignation on March 1, 2008.  Mr. McCubbin provides financial consulting services to small cap companies and has either served on or assisted various Boards of Directors over the past seven years.  Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.

Lieutenant (Ret.) General Otto Guenther, has served as a director since his appointment on August 15, 2007. General Guenther serves as a member of the Corporate Governance and Nominating Committee. He joins the board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council. General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area. General Guenther was awarded several honors by the Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into Government Computer News Hall of Fame. General Guenther received a bachelor’s degree in economics from Western Maryland College, now called McDaniel College, and a master’s degree in procurement and contracting from the Florida Institute of Technology.

Major (Ret.) General George Norwood has served as a director since his appointment on August 15, 2007. General Norwood serves as a member of the Audit Committee and the Compensation Committee. General Norwood is currently President and Chief Executive Officer of Norwood & Associates, Inc. of Tampa, Fla., which maintains extensive international and U.S. networks of government, military and private sector contacts while providing technical and strategic planning expertise to corporations pursuing defense-related opportunities. General Norwood previously served as Deputy Chief of Staff for the United Nations Command and United States Forces in Korea from 1995 to 1997. He also served as the U.S. member of the United Nations Command’s Military Armistice Commission responsible for general officer level negotiations with North Korea. General Norwood served as Commander of the 35th Fighter Wing at Misawa Air Base in Japan in the early/mid-1990‘s, and earlier as Deputy Inspector General and Director of Inspections for the U.S. Air Force in Washington, D. C. Other key assignments included the following: senior leadership positions in F-16 fighter wings in Europe; War Reserve Material and Munitions Planning, Programming, and Budgeting expert at the Pentagon; and F-16 fighter squadron Commander and Operations Officer at Nellis Air Force Base in Nevada. He also served two combat tours in Southeast Asia in A-1 and F-4 aircraft. General Norwood currently serves on the boards of directors of Airborne Tactical Advantage Company and Scalable Network Technologies. He is on the board of strategic advisors of AtHoc, Inc. General Norwood received a bachelor’s degree in mathematics from San Diego State University and a master’s degree in business administration from Golden Gate University. He is a graduate of the National War College and Defense Language Institute.

James Ritter has served as a director since December 1999 and as Assistant Secretary since December 2002, resigning from the position of Assistant Secretary in 2008. Mr. Ritter is the Chairman of the Corporate Governance and Nominating Committee and the Compensation Committee and is also a member of the Audit Committee. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

Morton Taubman has served as a director since his appointment on March 10, 2006. Mr. Taubman is also the Chairman of the Audit Committee and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Taubman is an attorney and certified public accountant with an expertise in corporate law, government contracting and international relations. Prior to forming the law firm Leser, Hunter, Taubman & Taubman, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior and executive partner at Ginsburg, Feldman and Bress, LLP, an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, a partner at Coopers & Lybrand and a special agent with the U.S. Treasury Department. Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University. He presently also serves as special corporate counsel to Global Options Group, Inc. and Global Options, Inc., a company focusing on risk management and special government projects and as general counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor. He holds a bachelor’s degree in accounting from the University of Baltimore, a Juris Doctor degree from the University of Baltimore Law School and a Master of Law degree from Georgetown University.

Ronald Oxley has served as a director since his appointment on August 15, 2006. Mr. Oxley became the Executive Vice President – Sales and Marketing for the Company in May 2008 and as a result, resigned from his position as Chairman of the Corporate Governance and Nominating Committee, and member of the Audit Committee and Compensation Committee. Mr. Oxley has had a distinguished career within the U.S. Federal Government and industry. His U.S. federal government career spanned almost 28 years with the Office of the Secretary of Defense and with the Departments of the Navy, Army and Air Force where he held various senior level executive positions. The last nine years of his federal career was at the Office of the Secretary of Defense where he monitored the development of the office’s defense-wide strategic vision and implementation plan for command, control, communications, intelligence, surveillance and reconnaissance. Subsequent to his U.S. federal government career he also served as a senior level executive with several prominent U.S. federal government contractors that included Litton/PRC, Emergent Information Technologies and L-3 Communications. Mr. Oxley currently serves as an executive vice president of ARC International Corporation. ARC specializes in providing domestic and international middle-market and emerging growth companies with a broad range of strategic advisory services. Prior to joining ARC in 2004, Mr. Oxley was president and general manager of L-3 Communications Analytics Corporation based in Vienna, Virginia. L-3 Communications is a provider of information technology solutions to both industry and government, primarily in the aerospace and defense arena. Mr. Oxley served in the same capacity at Emergent Information Technologies, Inc. prior to being acquired by L-3 Communications in November 2001. He came to Emergent in April 2000, from Litton/PRC Inc, where he was senior vice president of business development and marketing. Before joining Litton/PRC in 1996, Mr. Oxley spent more than 28 years in the U.S. federal government, during which he was awarded a series of Meritorious Service Awards and was nominated for a Presidential Executive Career Award in 1996. Mr. Oxley holds a top secret SCI clearance with life style polygraph. He holds a Master of Science degree in systems management from the University of Southern California and a Bachelor of Science degree in business administration from California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam.

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

Mr. Kang has served as the President of WidePoint subsidiary iSYS LLC since its acquisition in January 2008. He founded the company in 1999 and has successfully managed the company as its President from its inception. Mr. Kang has over 20 years of professional experience in the Federal Government Information Technology Services field. Prior to starting iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190M in sales. He had management responsibility for all personnel and contract performance for the D/SIDDOMS contract for U.S. Health Affairs. Mr. Kang received a Bachelor and a Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

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

        The Audit Committee met four times in 2008. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by WidePoint regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Committee members meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer. The Board has determined that Mr. Taubman, an independent director, satisfies the “accounting or related financial management expertise” requirements set forth in the NYSE AMEX Corporate Governance Rules, and has designated Mr. Taubman as the “audit committee financial expert”, as such term is defined by the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on a review of Forms 3 and 4 filed during 2008, Mr. James Ritter failed to timely file one Form 4 reporting one transaction.

ITEM 11.	EXECUTIVE COMPENSATION.

        The following table contains information about the Chief Executive Officer and the four other most highly paid executive officers whose total compensation earned during 2008 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Steve Komar	2008	94,167	--	--	--	--	--	7,200	101,367
Chief Executive	2007	40,0 00	--	--	--	--	--	7,200	47,200
Officer
James McCubbin	2008	141,875	40,000	--	--	--	--	6,000	187,875
Executive Vice	2007	119,000	--	--	--	--	--	6,000	125,000
President, Chief
Financial Officer,
Secretary and Treasurer
Ron Oxley (3)	2008	112,500	--	--	202,500	--	--	7,000	322,000
Executive	2007	--	--	--	--	--	--	12,000	12,000
Vice President
Sales & Marketing
Dan Turissini	2008	225,000	--	--	--	--	--	--	225,000
Chief Technology	2007	225,000	50,000	--	--	--	--	--	275,000
Officer and Chief
Executive Officer
of ORC (4)
Jin Kang (5)	2008	225,000	--	--	267,750	--	--	--	492,750
President, iSYS	2007	--	--	--	--	--	--	--	--

(1) Reference is made to Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K, as filed on March 31, 2009, with respect to the calculation of such amounts.
(2) For Mr. Komar, represents a monthly home office and cell phone allowance of $600. For Mr. McCubbin, represents a monthly home office allowance of $500.
(3) For Mr. Oxley, Directors fees were paid of $7,000 prior to his employment with the Company commencing in May of 2008 and 250,000 in options were granted to Mr. Oxley as a result of his employment with the Company in May of 2008, with such options being granted on July 25, 2008 at a price per common share of $0.81 with an intrinsic value of $202,500. Such options become fully exercisable on July 25, 2015, subject to acceleration upon the achievement of certain performance measures. In 2007, Mr. Oxley received a Directors fee of $12,000.
(4) A bonus was paid to Mr. Turissini in 2007 in connection with the extension of his employment agreement for two additional years.
(5) For Mr. Kang, options were granted to Mr. Kang as a result of his employment with the Company commencing in January 2008, as part of our acquisition of iSYS, LLC. Options representing 315,000 common shares were issued on January 4, 2008 at a price per common share of $0.85 per common share with an intrinsic value of $267,750. Such options became fully exercisable on April 5, 2008. Mr. Kang was not employed by the Company during 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option and warrant.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steve L. Komar,	425,000	--	--	$ 0.07	7/7/2012
Chairman,
President & Chief	50,000	--	--	$ 0.09	4/24/2013
Executive Officer
	50,000	--	--	$ 0.13	12/31/2013
	1,333,333	--	--	$0.235	7/14/2009

James T. McCubbin,	1,000	--	--	$ 1.35	7/3/2010
Executive Vice
President, Chief	450,000	--	--	$ 0.17	1/2/2010
Financial Officer,
Secretary and Treasurer	1,333,333	--	--	$0.235	7/14/2009

Ronald Oxley	12,000	--	--	$ 2.80	8/15/2016
Executive Vice
President,	50,000	--	--	$ 2.80	8/15/2016
Sales & Marketing
	--	250,000	--	$ 0.81	7/25/2018

Daniel Turissini,	470,000	--	--	$ 0.76	9/14/2015
Chief Technology
Officer and Chief
Executive Officer of
ORC

Jin Kang	315,000	--	--	$ 0.85	1/4/2013
President iSYS, LLC

The Company granted 565,000 options to the named executive officers in 2008 and no options were exercised by the named executive officers in 2008.

Employment Agreements and Compensation Arrangements; Termination and Change in Control Provisions

        The following describes the terms of employment agreements between the Company and the named executive officers and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Komar. On July 1, 2002, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President. The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year options remaining. On July 25, 2008, the Company entered into an addendum to the employment agreement that provided that Mr. Komar’s employment agreement shall be extended by one year and provided for an additional one year extension. The agreement provides for (1) a base salary of $40,000 per year, which was increased to $180,000 per year in 2008, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

                The employment agreement also contains termination and change of control provisions as a result of (a) Mr. Komar’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) by Mr. Komar’s resignation upon the expiration of the Employment Period, provided that Mr. Komar gives at least 90 days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. Komar if Mr. Komar is also a director of the Company at that time) with at least 90 days notice to be provided by the Company to Mr. Komar prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause. In the event Mr. Komar is not in breach of the employment agreement and the Employment Period is terminated prior to the expiration of the then current term, then in certain events, termination payments may become payable by the Company as set forth in more detail below. In the event of the death or permanent disability of Mr. Komar, $50,000 shall be paid to Mr. Komar or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

                In the event of Mr. Komar’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $250,000 will be due and payable by the Company to Mr. Komar as a severance payment, which payment will be paid in 12 equal installment payments of $20,833.33 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under his agreement, then a $100,000 lump sum payment is immediately due to Mr. Komar, and any future payments under this agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business shall result in a $150,000 payment to Mr. Komar. In the event of the insolvency of the Company while Mr. Komar is employed by the Company as Chief Executive Officer or similar position of control, then all obligations under this Agreement will immediately terminate except that the Company shall pay to Mr. Komar a termination payment of $50,000.00 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. Komar by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. Komar. Cause shall mean (i) the repeated failure or refusal of Mr. Komar to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Komar, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of this Agreement by Mr. Komar which is not cured within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. Komar of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. McCubbin. On July 1, 2002, we entered into an employment agreement with James McCubbin, our Chief Financial Officer. The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year options remaining. On July 25, 2008 the Company entered into an addendum to the employment agreement that provided that Mr. McCubbin’s employment agreement shall be extended by one year and provided for an additional one year extension. The agreement provides for (1) a base salary of $119,000 per year, which was increased to $180,000 in 2008, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The employment agreement also contained termination and change of control provisions as a result of (a) Mr. McCubbin’s death or permanent disability which renders Mr. McCubbin unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) Mr. McCubbin’s resignation upon the expiration of the Employment Period, provided that Mr. McCubbin gives at least 90 days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. McCubbin if he is also a director of the Company at that time) with at least 90 days notice to be provided by the Company to Mr. McCubbin prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause.

        In the event Mr. McCubbin is not in breach of this Agreement and the Employment Period is terminated prior to the expiration of the then current term, then in certain events as described below, termination payments may become payable by the Company. In the event of the death or permanent disability of Mr. McCubbin, $50,000 shall be paid to Mr. McCubbin or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years. In the event of Mr. McCubbin’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $125,000 will be due and payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in 12 equal installment payments of $10,416.66 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under this agreement, then a $100,000 lump sum payment is immediately due to Mr. McCubbin, and any future payments under this agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company’s base IT Staff Augmentation business shall result in a $150,000 payment to Mr. McCubbin. In the event of the insolvency of the Company while Mr. McCubbin is employed by the Company as Chief Financial Officer or similar position of control, then all obligations under this Agreement will immediately terminate except that the Company shall pay to Mr. McCubbin a termination payment of $50,000 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. McCubbin by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. McCubbin. Cause shall mean (i) the repeated failure or refusal of Mr. McCubbin to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) of Mr. McCubbin, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of this Agreement by Mr. McCubbin which is not cured by Employee within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. McCubbin of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. Oxley. In May 2008, the Company entered into an employment agreement with Ronald Oxley, our Executive Vice President of Sales, Marketing and Business Strategy. The agreement provides for (1) a base salary of $180,000 per year, (2) reimbursement for pre-approved business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted at the discretion of the Compensation Committee of the Board of Directors.

        The agreement also contains a termination provision. His employment period will continue from the date of his agreement unless terminated earlier by (a) Mr. Oxley’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by WidePoint in its good faith judgment), (b) Mr. Oxley’s resignation, commencing from and after the second anniversary date of his agreement, upon prior written notice to WidePoint of 90 days before the annual anniversary date of this Agreement, or (c) WidePoint for Cause. Cause shall mean (i) the repeated failure or refusal of Mr. Oxley to follow the lawful directives of WidePoint or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Oxley, which, in the good faith judgment of WidePoint, materially injures WidePoint, including the repeated failure to follow the policies and procedures of WidePoint, after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (iii) a material breach of the employment agreement by Mr. Oxley, after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (iv) the commission by Mr. Oxley of a felony or other crime involving moral turpitude or the commission by Mr. Oxley of an act of financial dishonesty against WidePoint or (v) a proper business purpose of WidePoint, which shall be limited only to a decrease in the staffing of the corporate headquarters staff or the elimination of the position filled by Mr. Oxley as a result of a material decrease in revenues and/or profits of WidePoint, but with other cost cutting measures and the termination of other employees at such office being first considered and instituted as determined in the sole judgment of WidePoint prior to the termination of Mr. Oxley; provided, however, that in the event WidePoint terminates Mr. Oxley for a “proper business purpose,” then (I) the scope of the non-compete set forth in the employment agreement shall be limited to the products and services offered by WidePoint as of the termination of Mr. Oxley and (II) WidePoint shall pay to Mr. Oxley the lesser of (A) Mr. Oxley’s salary and benefits each month for the 6 month period immediately following such termination or (B) in the event less than 6 months remains in the then current term of Mr. Oxley’s employment with WidePoint, then Mr. Oxley shall receive his salary and benefits each month for such lesser remaining period of time.

        Mr. Oxley’s employment agreement further provides that during the employment period and for one year following the termination of Mr. Oxley’s agreement as a result of his resignation or a termination by WidePoint for cause, Mr. Oxley will not own, manage, control, participate in, consult with, advertise on behalf of, render services for or in any manner engage in any competitive business of soliciting or providing any computer, technology, information technology, consulting or any other services and/or products of any type whatsoever to any federal, state and/or local governments and/or to any existing or targeted customers or clients of WidePoint; nor shall Mr. Oxley attempt to influence any then existing or targeted customers, clients or suppliers of WidePoint to curtail any business they are currently, or in the last 24 months have been, transacting with WidePoint. Furthermore, during such period, Mr. Oxley shall not, without WidePoint’s prior written consent, knowingly solicit or encourage any existing employee or recruit to leave or discourage their employment with WidePoint.

        Mr. Turissini. On October 24, 2004, the Company entered into an employment agreement with Daniel Turissini, our Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary, Operational Research Consultants, Inc. (“ORC”). The employment agreement had an initial term expiring on October 25, 2006. On July 25, 2007 the Company entered into an addendum to the employment agreement that provided that Mr. Turissini’s employment agreement shall be annually renewable through October 24, 2009. The agreement provides for (1) a base salary of $225,000 per year, (2) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

        The agreement also contains a termination provision. His employment period will continue from the date of his agreement on October 24, 2004 unless terminated earlier by (a) Mr. Turissini’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by ORC and WidePoint in their good faith judgment), (b) Mr. Turissini’s resignation, commencing from and after the third anniversary date of his agreement, upon prior written notice to ORC and WidePoint of 90 days before the annual anniversary date of this Agreement, or (c) ORC and/or WidePoint for Cause. Cause shall mean (i) the repeated failure or refusal of Mr. Turissini to follow the lawful directives of ORC, WidePoint or their designee (except due to sickness, injury or disabilities), after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Turissini, which, in the good faith judgment of ORC and WidePoint, materially injures ORC or WidePoint, including the repeated failure to follow the policies and procedures of ORC or WidePoint, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (iii) a material breach of this Agreement by Mr. Turissini, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (iv) the commission by Mr. Turissini of a felony or other crime involving moral turpitude or the commission by Mr. Turissini of an act of financial dishonesty against ORC or WidePoint or (v) a proper business purpose of ORC or WidePoint, which shall be limited only to a decrease in the staffing of the office in which Mr. Turissini is working or the elimination of the position filled by Mr. Turissini as a result of a material decrease in revenues and/or profits at the office in which Mr. Turissini is working, but with other cost cutting measures and the termination of other employees at such office being first considered and instituted as determined in the sole judgment of ORC and WidePoint prior to the termination of Mr. Turissini; provided, however, that in the event ORC terminates Mr. Turissini for a “proper business purpose,” then (I) the scope of the non-compete set forth in the employment agreement shall be limited to the products and services offered by ORC as of the termination of Mr. Turissini and (II) ORC shall pay to Mr. Turissini the lesser of (A) Mr. Turissini’s salary and benefits each month for the 6 month period immediately following such termination or (B) in the event less than 6 months remains in the then current term of Mr. Turissini’s employment with ORC, then Mr. Turissini shall receive his salary and benefits each month for such lesser remaining period of time.

        Mr. Turissini’s employment agreement further provides that for one year following the termination of Mr. Turissini’s agreement as a result of his resignation or a termination by ORC or WidePoint for cause, Mr. Turissini will not own, manage, control, participate in, consult with, advertise on behalf of, render services for or in any manner engage in any competitive business of soliciting or providing any computer, technology, information technology, consulting or any other services and/or products of any type whatsoever to any federal, state and/or local governments and/or to any existing or targeted customers or clients of ORC and/or WidePoint; nor shall Mr. Turissini attempt to influence any then existing or targeted customers, clients or suppliers of ORC or WidePoint to curtail any business they are currently, or in the last 36 months have been, transacting with ORC or WidePoint. Furthermore, during such period, Mr. Turissini shall not, without ORC’s or WidePoint’s prior written consent, knowingly solicit or encourage any existing employee or recruit to leave or discourage their employment with ORC or WidePoint.

        Mr. Kang.In January 2008, Jin Kang entered into an Employment and Non-Compete Agreement with iSYS, LLC and WidePoint, pursuant to which Mr. Kang will serve as the President of iSYS. The agreement provides for (1) a base salary of $225,000 per year, (2) reimbursement for business expenses consistent with our existing policies that have been incurred for our benefit, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) performance incentive bonuses as may be granted at the discretion of the Compensation Committee of the Board of Directors.

        The agreement also contains a termination provision. His employment period will continue from the date of his agreement unless terminated earlier by (a) Mr. Kang’s death or permanent disability, (b) Mr. Kang’s resignation (other than for Good Reason), upon prior written notice to WidePoint and iSYS of 90 days, or (c) iSYS or WidePoint for Cause. Cause shall mean (i) the repeated failure or refusal of Mr. Kang to follow the lawful directives of iSYS, WidePoint or their designee (except due to sickness, injury or disabilities), after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Kang, which, in the good faith judgment of WidePoint or iSYS, materially injures WidePoint or iSYS, including the repeated failure to follow the policies and procedures of WidePoint or iSYS, after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days, (iii) a material breach of his employment agreement by Mr. Kang, after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days or (iv) the conviction by Mr. Kang of a felony or other crime involving moral turpitude or the commission by Mr. Kang of an act of financial dishonesty against WidePoint or iSYS. Good Reason shall mean (i) a material breach of the employment agreement by WidePoint or iSYS, subject to written notice and an opportunity to cure of up to 30 days, (ii) any material adverse alteration or diminution of Mr. Kang’s duties, subject to written notice and an opportunity to cure of up to 30 days, and (iii) the relocation of iSYS’ principal executive offices to a location more than 50 miles from its present location.

        Upon termination of Mr. Kang’s employment without Cause or by Mr. Kang for Good Reason, iSYS shall pay to Mr. Kang (i) any unpaid base salary as of the date of termination, (ii) in the event that the termination occurs prior to the third anniversary of WidePoint’s acquisition of iSYS, base salary from the date of termination until the third anniversary of WidePoint’s acquisition of iSYS, (iii) a pro rata portion of any bonus payable to Mr. Kang in respect of the year in which the termination occurs and (iv) reimbursement of outstanding business expenses.

        Mr. Kang’s employment agreement further provides that during the employment period and for two years following the termination of Mr. Kang’s employment as a result of his resignation other than for Good Reason or a termination by WidePoint or iSYS for Cause, Mr. Kang will not own, manage, control, participate in, consult with, advertise on behalf of, render services for or in any manner engage in any competitive business of soliciting or providing any computer, technology, information technology, consulting or any other services and/or products of any type whatsoever to any federal, state and/or local governments and/or to any existing or targeted customers or clients of WidePoint and iSYS; nor shall Mr. Kang attempt to influence any then existing or targeted customers, clients, consultants or suppliers of WidePoint or iSYS to curtail any business they are currently, or in the last 36 months have been, transacting with WidePoint or iSYS. Furthermore, during such period, Mr. Kang shall not, without the prior written consent of WidePoint and iSYS, knowingly solicit or encourage any existing employee, consultant or recruit to leave or discourage their employment with WidePoint or iSYS.

Director Compensation

        Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for fees paid and stock option compensation expense recognized by the Company in 2008:

Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James Ritter	12,000	--	--	12,000
Morton Taubman	12,000	--	--	12,000
George Norwood	12,000	--	--	12,000
Otto Guenther	12,000	--	--	12,000

(1) The aggregate number of shares subject to outstanding options held by each director as of December 31, 2008 is as follows: Mr. Ritter 50,000; and Mr. Taubman 62,000, General Norwood 62,000, and General Guenther 62,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of April 25, 2009.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

Names and Complete Mailing Address	Number of Shares	Percent of Common Stock Outstanding
Citigroup Inc., Citigroup Global Markets, Inc.,	4,997,500	8.6%(1)
Citigroup Financial Products Inc
and Citigroup Global Markets Holdings Inc.
388 Greenwich Street
New York, NY 10013
Samuel Andrew Donaldson	3,035,000	5.2%(2)
1717 Desales St., N.W.
Washington, D.C., 20036
Ewing & Partners, Timothy G. Ewing, Ewing	3,280,500	5.6%(3)
Asset Management, LLC and Endurance
General Partners, L.P.
4515 Cole Avenue
Suite 808
Dallas, TX 75205

(1) Citigroup Inc, Citigroup Global Markets, Citigroup Financial Products Inc., and Citigroup Global Markets Holdings Inc. share voting and dispositive power in respect to all shares listed above.

(2) Samuel Andrew Donaldson has sole voting and dispositive power in respect to the shares listed above.

(3) Ewing & Partners has sole voting and dispositive power over 3,280,500 shares. Each of Timothy G. Ewing, Ewing Asset Management, LLC and Endurance General Partners, L.P. has sole voting and dispositive power over 3,240,500 shares.

        The following table sets forth the number of shares of our Common Stock beneficially owned as of April 25, 2009 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days.

Security Ownership of Directors and Executive Officers

Directors, Nominees and Executive Officers	Number of Shares of Common Stock (1)	Percent of Outstanding Common Stock (1)
Steve Komar (2)	2,658,333	4.6%
Morton Taubman (3)	62,000	0.1%
James McCubbin (4)	2,641,433	4.5%
James Ritter (5)	90,500	0.1%
Daniel Turissini (6)	1,299,611	2.2%
Ronald Oxley (7)	133,000	0.1%
Jin Kang (8)	1,919,817	3.3%
Otto Guenther (9)	60,000	0.1%
George Norwood (10)	60,000	0.1%
All directors and
officers as a group
(9 persons) (11)	8,924,694	15.3%

(1) Assumes in the case of each shareholder listed in the above list that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2) Includes (i) 800,000 shares of Common Stock owned directly by Mr. Komar, (ii) 425,000 shares of Common Stock that may be purchased by Mr. Komar at a price of $0.07 per share until July 7, 2012, pursuant to a stock option grant to him on January 7, 2002, (iii) 50,000 shares of Common Stock at an exercise price of $0.09 per share through April 24, 2013 pursuant to a stock option granted to him on April 24, 2003, (iv) 50,000 shares of Common Stock at an exercise price of $0.13 per share through December 31, 2013 pursuant to a stock option granted to him on December 31, 2003, and (v) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(3) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Taubman at a price of $2.70 per share until March 10, 2016, pursuant to a stock option granted to him on March 10, 2006, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $2.70 per share through March 10, 2016, under an option granted on March 10, 2006.

(4) Includes (i) 857,100 shares of Common Stock owned directly by Mr. McCubbin, (iii) 450,000 shares of Common Stock that may be purchased by Mr. McCubbin at a price of $0.17 per share until January 2, 2011, pursuant to a stock option grant to him on January 2, 2001, (iii) 1,000 shares of Common stock that may be purchased by Mr. McCubbin, at a price of $1.35 per share until July 3, 2010, pursuant to a stock option granted to him on July 3, 2000, and (iv) 1,333,333 shares of Common Stock at an exercise price of $0.235 per share through July 14, 2009 pursuant to a warrant granted to him on July 14, 2004.

(5) Includes (i) 65,500 shares of Common Stock owned directly by Mr. Ritter, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003.

(6) Includes (i) 825,000 shares of Common Stock issued to Mr. Turissini in connection with the Company’s acquisition in October 2004 of Operational Research Consultants, Inc., (ii) 470,000 shares of Common Stock that may be purchased by Mr. Turissini at a price of $0.76 per share until September 14, 2015, pursuant to a stock option grant to him on September 14, 2005, and (iii) 4,611 shares of restricted Common Stock privately issued to Mr. Turissini by the Company as a result of a stock award earned in 2005 and paid to him in 2006.

(7) Includes (i) 12,000 shares of Common Stock that may be purchased by Mr. Oxley at a price of $2.80 per share until August 16, 2016, pursuant to a stock option granted to him on August 16, 2006 under the Directors Plan, (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $2.80 per share through August 16, 2016, under an option granted on August 16, 2006, and (iii) 71,000 shares owned directly by Mr. Oxley. Does not include 250,000 shares that may be purchased by Mr. Oxley at a price of $0.81 per share until July 25, 2018, pursuant to a stock option granted to him on July 25, 2008. Such options become fully exercisable on July 25, 2015, subject to acceleration upon the achievement of certain performance measures.

(8) Includes (i) 1,350,000 shares of Common Stock issued to Mr. Kang in January 2008 in connection with our acquisition of iSYS, (ii) 184,817 shares of Common Stock released to Mr. Kang as a result of the release of certain earnout shares awarded to Mr. Kang in connection with our acquisition of iSYS, (iii) 70,000 shares of Common Stock owned directly by Mr. Kang, and (iv) 315,000 shares of Common Stock that may be purchased by him at a price of $0.85 per share through January 14, 2013, under an option granted on January 4, 2008.

(9) Includes (i) 10,000 shares of Common Stock that may be purchased by Mr. Guenther at a price of $0.93 per share until August 14, 2017, pursuant to a stock option granted to him on August 15, 2007, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.93 per share through August 14, 2017, under an option granted on August 15, 2007. Does not include 2,000 shares that may be purchased by Mr. Guenther at a price of $0.93 per share until August 15, 2017, pursuant to a stock option granted to him on August 15, 2007 that vests on August 15, 2009.

(10) Includes (i) 10,000 shares of Common Stock that may be purchased by Mr. Norwood at a price of $0.93 per share until August 14, 2017, pursuant to a stock option granted to him on August 15, 2007, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.93 per share through August 14, 2017, under an option granted on August 15, 2007. Does not include 2,000 shares that may be purchased by Mr. Norwood at a price of $0.93 per share until August 15, 2017, pursuant to a stock option granted to him on August 15, 2007 that vests on August 15, 2009.

(11) Includes the shares referred to as included in notes (2), (3), (4), (5), (6), (7), (8), (9), and (10), above.

Equity Compensation Plan Information:

The following table sets forth information as of December 31, 2008, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:
Approved by security holders	4,523,412	$0.65	4,535,438
Not approved by security holders	4,091,045	$0.25	-0-
Total	8,614,457	$0.46	4,535,438

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        A related person transaction is a consummated or currently proposed transaction in which we were or are to be a participant and the amount involved exceeds $120,000, and in which a related person (i.e., any director or executive officer or nominee for director, or any member of the immediate family of such person) has or will have a direct or indirect material interest.

        The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed with the exception that the Company in January 2008 completed the closing of the acquisition of all the issued and outstanding membership interests of iSYS, LLC from Mr. Jin Kang, the sole owner-member of iSYS, pursuant to the terms of a Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS, and Jin Kang. Mr. Kang presently serves at the President of iSYS, LLC. Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid Jin Kang the following consideration at the closing: (i) $5,000,000 in cash, (ii) $2,000,000 principal amount in an Installment Cash Promissory Note, which bore simple annual interest at the initial rate of 7% through December 31, 2008, and thereafter the simple interest rate was increased to 10% from January 1, 2009 through the date of maturity, which occurred on the filing by the Company of its Annual Report on Form 10-K for the year ending December 31, 2008 on March 31, 2009, and (iii) the issuance of 1,500,000 shares of Company common stock. The Company also issued an additional 3,000,000 shares of Company common stock in the name of Jin Kang, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Interest Purchase Agreement, and which shares are subject to return to the Company in the event such earnout provisions are not achieved under the terms of the Membership Interest Purchase Agreement. In July of 2008, upon the completion of an audit of the working capital of iSYS at December 31, 2007, the Company paid to Mr. Kang approximately $143,000 to reconcile an overage of working capital delivered to the Company at December 31, 2007. The Company also paid to Mr. Kang in March 2009 $2,186,000 in satisfaction of the above-referenced Installment Cash Promissory Note between the Company and Mr. Kang, which included $2,000,000 for the principal balance of the note and approximately $186,000 in interest. The Company also paid to Mr. Kang in April 2009 approximately $185,000 as a result of meeting certain earnout provisions between the Company and Mr. Kang as well as released approximately 185,000 common shares from the 3,000,000 common shares presently held in escrow. Under the terms of the Membership Interest Purchase Agreement, Jin Kang also entered into an Employment and Non-Compete Agreement, dated as of January 4, 2008.

        The Company’s Corporate Governance Guidelines state that the “Board intends that, at all times, a substantial majority of its directors will be considered independent under relevant NYSE AMEX and SEC guidelines.” The Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the non-employee directors — Messrs. Taubman, Ritter, Norwood, and Guenther—satisfies the independence criteria set forth in the applicable NYSE AMEX listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

        For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with WidePoint, other than as a director and shareholder. NYSE AMEX listing standards also impose certain per se bars to independence, which are based upon a director’s relationships with WidePoint currently and during the three years preceding the Board’s determination of independence.

        The Board considered all relevant facts and circumstances in making its determinations, including the following:

•	No non-employee director receives any direct compensation from WidePoint other than under WidePoint’s director compensation program.
•	No immediate family member (within the meaning of the NYSE AMEX listing standards) of any non-employee director is an employee of WidePoint or otherwise receives direct compensation from WidePoint.
•	No non-employee director (or any of their respective immediate family members) is affiliated with or employed in a professional capacity by WidePoint’s independent accountants.
•	No non-employee director is a member, partner, or principal of any law firm, accounting firm or investment banking firm that receives any consulting, advisory or other fees from WidePoint.
•	No WidePoint executive officer is on the compensation committee of the board of directors of a company that employs any of our non-employee directors (or any of their respective immediate family members) as an executive officer.
•	No non-employee director (or any of their respective immediate family members) is indebted to WidePoint, nor is WidePoint indebted to any non-employee director (or any of their respective immediate family members).
•	No non-employee director serves as an executive officer of a charitable or other tax-exempt organization that received contributions from WidePoint.

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

Audit Fees

The Company paid Moss Adams approximately $143,000 and $94,000 in audit and review fees related to the audits for fiscal year 2008 and 2007, respectively. The Company will pay Moss Adams in 2009 approximately $80,000 in audit fees for work associated with the Company’s fiscal 2008 audit.

Audit-Related Fees

The Company did not pay Moss Adams LLP any audit-related fees for fiscal year 2008 or 2007.

Tax Fees

The Company did not pay Moss Adams LLP any tax fees for fiscal year 2008 or 2007.

All Other Fees

The Company did not pay Moss Adams LLP any nonaudit fees for fiscal year 2008 or 2007.

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

Part IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NO.	DESCRIPTION
2.1	Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS LLC, and Jin Kang. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.))

10.1	Employment Agreement between WidePoint Corporation and Steve Komar, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967))

10.2	Employment Agreement between WidePoint Corporation and James McCubbin, dated July 1, 2002.* (Incorporated herein by reference to Exhibit 10.26 to Registrant’s Report of Form 10Q, as filed on August 15, 2002 (File No. 000-23967)

10.3	Preferred Stock Purchase Agreement Between WidePoint Corporation and Barron Partners LP. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

10.4	Stock Purchase Agreement between WidePoint Corporation, Operational Research Consultants, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.)

* Management contract or compensatory plan.

10.5	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.6	Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turssini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2007.)

10.7	Commercial Loan Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.8	Security Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.9	Promissory Note, dated August 16, 2007, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.10	Promissory Note, dated November 5, 2007, between Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, WidePoint Corporation, as lender, and Peter Letizia, as guarantor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.11	Revolving Line of Credit Agreement, dated as of November 5, 2007, by and among Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, Peter Letizia, as guarantor, and WidePoint Corporation, as lender. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.12	Security Agreement, dated as of November 5, 2007, given by Protexx, Inc. and each of its subsidiaries and 22THEN LLC, collectively, as debtors, to and in favor of WidePoint Corporation, as secured party. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.13	Software Escrow Agreement, dated as of November 5, 2007, between 22THEN LLC and Protexx Incorporated, collectively, as supplier, WidePoint Corporation, as user, and Foley &Lardner LLP, as escrow agent. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

* Management contract or compensatory plan.

10.14	$2,000,000 Installment Cash Promissory Note, dated January 4, 2008, issued by the Company in favor of Jin Kang. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.15	Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.16	Commercial Loan Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.17	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.18	$5,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.19	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.20	$2,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.21	Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.22	Common Stock Purchase Agreement, dated April 29, 2008, between the Company and Deutsche Bank AG, London Branch. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.23	Escrow Agreement, dated April 29, 2008, between the Company, Deutsche Bank AG, London Branch and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.24	Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners, L.P. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008.)

* Management contract or compensatory plan.

10.25	Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners, L.P. and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.26	Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners (Q.P.), L.P. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.27	Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners (Q.P.), L.P. and Foley & Lardner LLP as Escrow Agent. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.28	Amendment, dated as of July 25, 2008, between the Registrant and Steven L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.29	Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.30	Asset Purchase Agreement, dated July 31, 2008, by and among the Registrant, Protexx Acquisition Corporation, Protexx Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

10.31	Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.32	Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.33	Employment and Non-Compete Agreement, dated May 2008, between the Registrant and Ronald Oxley* (Filed herewith).

21	Subsidiaries of WidePoint Corporation. (Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009).

* Management contract or compensatory plan.

23.1	Consent of Moss Adams LLP (Incorporated herein by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009).

31.1A	Amended Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2A	Amended Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32A	Amended Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).