Form 10-Q
period 2009-03-31
WIDEPOINT CORP
filed 2009-05-15
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 001-33035

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 629-0003

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of May 13, 2009, 58,305,514, shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009
	(unaudited) and December 31, 2008 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2009 and 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2009 and 2008 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	18
	Condition and Results of Operations
Item 4.	Controls and Procedures	22
Part II. OTHER INFORMATION
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,344,744	$4,375,426
Accounts receivable	6,196,772	5,282,192
Unbilled accounts receivable	1,179,249	2,301,893
Prepaid expenses and other assets	214,633	267,666

Total current assets	11,935,398	12,227,177

Property and equipment, net	381,657	431,189
Goodwill	8,575,881	8,575,881
Intangibles, net	2,019,360	2,236,563
Other assets	106,959	110,808

Total assets	$23,019,255	$23,581,618

Liabilities and stockholders’ equity
Current liabilities:
Related party note payable	$--	$2,140,000
Short term note payable	53,052	97,158
Accounts payable	5,431,310	2,465,394
Accrued expenses	1,310,005	2,548,106
Deferred revenue	1,500,239	1,667,969
Short-term portion of long-term debt	495,006	486,707
Short-term portion of capital lease obligation	98,652	107,141

Total current liabilities	8,888,264	9,512,475

Deferred income tax liability	196,113	156,891
Long-term debt, net of current portion	992,156	1,117,230
Deferred rent, net of current portion	5,964	--
Capital lease obligation, net of current portion	73,579	95,248

Total liabilities	$10,156,076	$10,881,844
Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 58,305,514 and
58,275,514 shares issued and outstanding, respectively	58,306	58,276
Stock warrants	38,666	38,666
Additional paid-in capital	67,229,238	67,194,788
Accumulated deficit	(54,463,031)	(54,591,956)

Total stockholders’ equity	12,863,179	12,699,774

Total liabilities and stockholders’ equity	$23,019,255	$23,581,618

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenues, net	$10,135,382	$7,150,565
Cost of revenues (including amortization and depreciation
of $243,136 and $213,906, respectively)	8,092,280	6,046,302

Gross profit	2,043,102	1,104,263
Sales and marketing	229,466	165,703
General and administrative (including SFAS 123R stock
compensation expense of $30,730 and $371,702, respectively)	1,536,271	1,680,274
Depreciation expense	43,007	37,315

Income (Loss) from operations	234,358	(779,029)
Interest income	14,088	15,942
Interest expense	(80,299)	(99,573)

Net income (loss) before income tax	$168,147	$(862,660)
Deferred income tax expense	39,222	--

Net income (loss)	$128,925	$(862,660)

Basic earnings (loss) per share	$0.002	$(0.016)

Basic weighted average shares outstanding	58,294,514	54,033,687

Diluted earnings (loss) per share	$0.002	$(0.016)

Diluted weighted average shares outstanding	59,302,205	54,033,687

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$128,925	$(862,660)
Adjustments to reconcile net income (loss) to
net cash provided by operating
activities:
Deferred income tax expense	39,222	--
Depreciation expense	57,258	50,114
Amortization expense	228,885	201,107
Amortization of deferred financing costs	842	2,143
Stock options expense	30,730	371,702
Changes in assets and liabilities
Accounts receivable and unbilled accounts
receivable	208,064	1,554,121
Prepaid expenses and other current assets	53,033	(109,545)
Other assets	15,007	24,424
Accounts payable and accrued expenses	1,593,103	747,736
Deferred revenue	(167,730)	274,390

Net cash provided by
operating activities	$2,187,339	$2,253,532

Cashflows from investing activities:
Purchase of subsidiary, net of cash
acquired	--	(4,901,745)
Purchase of property and equipment	(7,726)	(27,523)
Software development costs	(11,682)	--

Net cash used in investing
activities	$(19,408)	$(4,929,268)

Cashflows from financing activities:
Borrowings on notes payable	--	3,800,000
Principal payments on notes payable	(2,160,205)	(609,471)
Principal payments under capital lease
obligation	(30,158)	(28,711)
Proceeds from exercise of stock options	3,750	14,400
Costs related to renewal fee for
line of credit	(12,000)	--
Costs related to financing purchase of
subsidiary	--	(13,713)

Net cash (used in) provided by
financing activities	$(2,198,613)	$3,162,505

Net (decrease) increase in cash	$(30,682)	$486,769

Cash and cash equivalents, beginning of period	$4,375,426	$1,831,991

Cash and cash equivalents, end of period	$4,344,744	$2,318,760

Supplementary Information:
Promissory Note issued for iSYS acquisition	$--	$2,000,000
Value of 1.5 million common shares issued as
consideration in the acquisition of iSYS	$--	$1,800,000
Cash paid for interest	$228,416	$43,400

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

The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared by WidePoint Corporation (“WidePoint” or the “Company”) and are unaudited. The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The results of operations for the three months ended March 31, 2009 are not indicative of the operating results for the full year.

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

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of March 31, 2009, three customers, the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, accounted for approximately 26%, 17%, and 14%, respectively, of accounts receivable and unbilled accounts receivable. As of December 31, 2008, three clients, the DHS, the TSA, and the WHS, represented 24%, 17%, and 14%, respectively, of accounts receivable and unbilled accounts receivable.

Significant Customers

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results. For the quarter ended March 31, 2009, three customers, the TSA, the DHS, and the WHS, represented approximately 24%, 21%, and 18% of revenues, respectively. For the quarter ended March 31, 2008, three customers, the TSA, the DHS, and the WHS, represented approximately 27%, 21%, and 16% of revenues, respectively.

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

The Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements. The Company maintains cash and cash equivalents with various major financial institutions.

Accounts Receivable

The majority of the Company’s accounts receivable is due from the federal government and established private sector companies in the following industries: manufacturing, customer product goods, direct marketing, healthcare, and financial services. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At March 31, 2009 and December 31, 2008, unbilled accounts receivable totaled approximately $1,179,000 and $2,302,000, respectively.

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

In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at March 31, 2009 and December 31, 2008, respectively due to termination provisions and thus has not recorded provisions for such events.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Automobiles, computers, equipment and software	$867,064	$867,013
Less- Accumulated depreciation and amortization	(485,407)	(435,824)

	$381,657	$431,189

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

Software Development Costs

WidePoint accounts for software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or other such shorter period as may be required. WidePoint recorded approximately $67,000 of amortization expense for the three month period ended March 31, 2009, as compared to approximately $45,000 for the three month period ended March 31, 2008. WidePoint capitalized approximately $12,000 for the three month period ended March 31, 2009. There were no capitalized costs for the three month period ended March 31, 2008. Capitalized software development costs, net, included in Intangibles, net, at March 31, 2009 were approximately $0.5 million, compared to approximately $0.6 million at December 31, 2008. We estimate that we will capitalize approximately $50,000 more prior to the issuance of the Authority to Operate (“ATO”) during the second quarter of 2009 at which time we will commence amortizing the ATO over an approximate three year life.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of options and warrants to purchase 1,007,691 shares of common stock outstanding for the three months ended March 31, 2009, has been included in the calculation of the diluted net income per share. As of March 31, 2009, there were 7,389,453 options and warrants vested. Of those vested shares, 5,475,999 options and warrants were priced under the average price during the first quarter of 2009 of $0.25 per common share. Outstanding options and warrants to purchase 8,014,257 shares, respectively, for the quarter ended March 31, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the three months ended March 31, 2008 are presented as identical. Earnings per common share was computed as follows for the quarters ended March 31, 2009 and March 31, 2008:

	Quarter Ended
	March 31, 2009	March 31, 2008
Basic Earnings Per Common Share:
Net income (Loss)	$128,925	$(862,660)

Weighted average number of common shares	58,294,514	54,033,687

Earnings (Loss) per common share	$0.002	$(0.016)

Diluted Earnings Per Common Share:
Net income (Loss)	$128,925	$(862,660)

Weighted average number of common shares	58,294,514	54,033,687
Incremental shares from assumed conversions of stock options	1,007,691	0

Adjusted weighted average number of common shares	59,302,205	54,033,687

Earnings (Loss) per common share	$0.002	$(0.016)

Stock-based compensation

The Company previously adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS 123R.

The amount of compensation expense recognized under SFAS 123(R) during the three month periods ended March 31, 2009 and 2008, respectively, under our plans was comprised of the following:

	Three Months ended March 31
	2009	2008
General and administrative expense	$30,730	$371,702
Share-based compensation before taxes	30,730	371,702
Share-based compensation expense	$30,730	$371,702
Net share-based compensation expenses per basic
and diluted common share	nil	$0.01

Since we have cumulative operating losses as of March 31, 2009 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended March 31, 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses the assumptions of no dividend yield, risk free interest rates of between 2.61% and 4.83%, volatility of between 156% to 57%, and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2008. For the first quarter of 2009 there were no grants made by the Company. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three month periods ended March 31, 2009 and 2008 is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2009	1,314,000	$0.57
Granted	--	--
Vested	119,996	$0.80
Forfeited	--	--

Non-vested at March 31, 2009	1,194,004	$0.55

Non-vested at January 1, 2008	457,044	$0.73
Granted	870,000	$0.77
Vested	57,044	$0.49
Forfeited	--	--

Non-vested at March 31, 2008	1,270,000	$0.77

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2009	8,523,411	$0.45
Issued	--	--
Cancelled	1,000	$1.35
Exercised	30,000	$0.13

Total outstanding at March 31, 2009	8,492,411	$0.45

Total exercisable at March 31, 2009	7,298,407	$0.38

Total outstanding at January 1, 2008	7,085,211	$0.37
Issued	870,000	$0.90
Cancelled	--	--
Exercised	32,000	$0.45

Total outstanding at March 31, 2008	7,923,211	$0.42

Total exercisable at March 31, 2008	6,653,211	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2009 were 3.01 and 2.28, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding and exercisable as of March 31, 2009 was $1,103,100, respectively. The total intrinsic value of options exercised for the first quarter of fiscal 2009 was $4,350. The Company issues new shares of common stock upon the exercise of stock options.

At March 31, 2009, 4,536,438 shares were available for future grants under the Company’s 2008 Stock Incentive Plan. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s Stock Incentive Plans.

At March 31, 2009, the Company had approximately $520,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.01 years.

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

Recent Accounting Pronouncements

Fair Value Pronouncements

FASB Staff Position No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities.

All of the above mentioned pronouncements will be effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. The Company does not expect the adoption of these new pronouncements to have a material effect on its consolidated results of operations or financial condition.

3. Debt

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007. In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that the Company had entered into with Cardinal Bank in January 2008. The Company borrowed approximately $1.8 million under this credit facility to finance the acquisition of iSYS, LLC in January of 2008 and repaid the advance in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008.

On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios that the Company was in full compliance with on March 31, 2009.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At March 31, 2009 we owed approximately $1.5 million under the note.

The Company also had a subordinated seller financed note for $2 million in favor of Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, which was due the earlier of April 1, 2009 or upon the filing of the Company’s Form 10-K. The note bore interest at the simple rate of 7% through December 31, 2008, that increased to 10% on January 1 and remained in effect at 10% through the repayment of the note. On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement with Cardinal Bank. The new agreement excluded the subordination agreement of Jin Kang from our prior credit facility which allowed for the repayment of the seller’s note on March 27, 2009.

4. Goodwill and Intangible Assets

WidePoint previously adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS 142, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on December 31st of each calendar year. These reviews have resulted in no adjustments in goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and 2007 are as follows:

Total
Balance as of December 31, 2007	$2,526,110
iSYS acquisition	6,049,771

Balance as of December 31, 2008	$8,575,881

In 2008, $6,049,771 in goodwill was acquired as a result of the acquisition of iSYS, LLC. Management believes that as of March 31, 2009 the carrying value of our goodwill was not impaired. There were no goodwill adjustments made in the three month period ended March 31, 2009.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
preliminary valuations)	$1,145,523	($976,427)	5
iSYS (includes customer
relationships, internal use
software and trade name)	$1,230,000	($322,083)	5
Protexx (Identity Security
Software)	$506,463	($112,548)	3

	$2,881,986	($1,411,058)	4

Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to
internally generated software)	$334,672	($257,067)	6
ORC PKI-II Intangible (Related to
internally generated software)	$649,991	($448,446)	6
ORC PKI-III Intangible (Related
to internally generated software)	$211,680	($64,680)	3
ORC PKI-IV Intangible (Related to
internally generated software)	$42,182	($12,890)	3
ORC PKI-V Intangible (Related to
internally generated software)	$92,990	--	3

	1,331,515	($783,083)	5

Total	$4,213,501	($2,194,141)	5

Aggregate Amortization Expense:
For quarter ended 3/31/09	$228,885
Estimated Amortization Expense:
For year ended 12/31/09	$906,045
For year ended 12/31/10	$647,185
For year ended 12/31/11	$345,351
For year ended 12/31/12	$197,999
For year ended 12/31/13	$151,665

Total	$ 2,248,245

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired during the three month period ended March 31, 2009 nor any written-off in the period.

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

As of March 31, 2009, the Company had net operating loss carry forwards of approximately $21,000,000 to offset future taxable income. These carry forwards expire between 2010 and 2028. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. To date the Company has not completed a “Section 382” analysis.

No tax benefit has been realized associated with the exercise of stock options in the three months ended March 31, 2009 and 2008 because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $39,000 for the quarter ended March 31, 2009. This deferred income tax expense was originally established at December 31, 2008 at approximately $157,000, and attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired, and/or is disposed of. The deferred tax liability can be offset by deferred income tax assets that may be recognized in the future and the deferred tax expense is a non-cash expense. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

In June 2006, the FASB issued FIN 48, which became effective for years beginning on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2008 and at March 31, 2009, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

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

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended March 31, 2009, 30,000 shares of common stock were issued as the result of the exercise of employee stock options. As of March 31, 2009 there were 58,305,514 shares of common stock outstanding.

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

As a result of the equity transactions to raise additional capital that we entered into during the second quarter of 2008, the Company issued a combined cumulative total of 4,000,000 common shares of the Company which provided gross proceeds of approximately $4.1 million and net proceeds after various legal and other expenses of $3.9 million.

On July 31, 2008, pursuant to the terms of the Asset Purchase Agreement between the Company, Protexx Acquisition Corporation, a Delaware corporation, Protexx Incorporated, a Delaware corporation (“Protexx”), and Peter Letizia, Charles B. Manuel, Jr. and William Tabor, the Company issued 2.5 million shares of its common stock in the name of Protexx and delivered such shares to the parties’ escrow agent to be held in escrow pending the possible release of such shares as part of the potential earnout to which Protexx may be entitled under the Purchase Agreement for calendar year 2008. The 2008 earnout was not attained. For calendar year 2009, Protexx shall have the opportunity to earn an additional Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) worth of privately issued shares of WidePoint common stock as part of the earnout for that calendar year. The maximum number of shares of WidePoint common stock that Protexx shall have the opportunity to earn for calendar year 2009 shall be equal to the number of shares of WidePoint common stock that results from Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) divided by the greater of (x) One Dollar and Twenty-Five Cents ($1.25) or (y) the average closing sale price of the WidePoint common stock for the twenty (20) trading days immediately preceding December 31, 2009.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended March 31,
	2009	2008
Mobile Telecom Managed Services:
Revenues, net	$6,356,460	$4,487,163
Income from operations	602,354	108,827
Consulting Services:
Revenues	$2,371,070	$1,903,977
Income from operations	16,677	112,809
PKI Credentialing and Managed Services:
Revenues	$1,407,852	$759,425
Income (loss) from operations (includes amortization expense of $66,994 and 45,838,	225,429	(273,145)
respectively)
Total Company
Revenues	$10,135,382	$7,150,565
Operating income (loss) before depreciation expense	277,365 (1)	(741,714	)(2)
Depreciation expense	(43,007)	(37,315)
Interest income (expense), net	(66,211)	(83,631)
Income tax expense	(39,222)	--
Net earnings (loss)	$128,925	$(862,660)

(1)     Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC, $64,416 in amortization expense in cost of sales associated with the purchase of iSYS and $42,206 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $448,211 in unallocated corporate costs in general and administrative expense of which $30,730 is comprised of stock compensation expense.

(2)     Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $572,251 in unallocated corporate costs in general and administrative expense, of which $371,702 is comprised of stock compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Protexx, which was a development stage company when we acquired it, specializes in identity assurance, and mobile and wireless data protection products and services.

See Note 7 to the Condensed Consolidated Financial Statements included in this report for a description of the operating results for each segment.

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

With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved substantially. iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. The Company intends to continue to leverage the synergies between its newly-acquired operating subsidiary, and cross sell its technical capabilities into each separate marketplace serviced by our respective subsidiaries.

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

Results of Operations

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

Revenues, net. Revenues for the three month period ended March 31, 2009 were approximately $10,135,000 as compared to approximately $7,151,000 for the three month period ended March 31, 2008. The increase in revenues was primarily attributable to growth in our Mobile Telecom Managed Services segment and increases in our PKI managed services segment. We anticipate continued revenue growth across all three of our business segments as a result of new contracts that were awarded late in the first quarter and early in the second quarter of 2009.

•	Our Mobile Telecom Managed Services segment experienced revenue growth of approximately 42% from approximately $4,487,000 for the quarter ended March 31, 2008 to approximately $6,356,000 for the three months ended March 31, 2009. We anticipate that this segment should continue to increase as the federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic savings initiative, or FSSI, by the General Services Administration.
•	Our PKI credentialing and managed services segment experienced revenue growth of approximately 85% with revenues increasing approximately $649,000 from $759,000 for the three month period ended March 31, 2008, to $1,408,000 for the three month period ended March 31, 2009, as a result of various mandates to roll out credential programs to various agencies and contractors.
•	Our consulting services segment experienced revenue growth of approximately 25% with revenues increasing approximately $467,000 from $1,904,000 for the three month period ended March 31, 2008 as compared to approximately $2,371,000 for the three month period ended March 31, 2009, as a result of a leveling and slight rebound we witnessed within our consulting services segment. We believe this rebound may be erratic quarter to quarter as the economic environment stabilizes near term and resumes positive growth in the more distant future.

Cost of revenues. Cost of revenues increased from approximately $6,046,000 (or 85% of revenues) for the three month period ended March 31, 2008 to approximately $8,092,000 (or 80% of revenues) for the three month period ended March 31, 2009. The absolute increase in cost of revenues was primarily attributable to increasing revenues. The decrease in our costs of revenues as a percentage of revenues was primarily attributable to margin improvements within our PKI and MTEM segments. We anticipate that cost of sales may continue to decrease on a percentage basis in the near term as we move beyond the initial start-up phase of recent contract awards and our product mix of PKI services expands in relation to our other segments.

Gross profit. Gross profit increased from approximately $1,104,000 (or 15% of revenues) for the three month period ended March 31, 2008 to approximately $2,043,000 (or 20% of revenues) for the three month period ended March 31, 2009. The percentage of gross profit was higher in the first quarter 2009 as compared to the first quarter 2008 predominately as a result of improving margins that should continue to occur as our incremental fixed portion of costs level out as we realize a larger revenue base. We anticipate gross profit as a percentage of revenues may increase in the near term as cost of revenues as a percentage of revenues decreases due to a greater mix of higher margin services add to revenue growth and higher costs associated with initial start-up phase contract awards diminish. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense increased from approximately $166,000 (or 2% of revenues) for the three month period ended March 31, 2008 to approximately $229,000 (or 2% of revenues) for the three month period ended March 31, 2009. The increase was materially attributable to the hiring of additional resources in our sales and marketing department during the 2nd and 3rd quarters of 2008 as well as the licensing of sales and marketing tools that are part of an initiative to expand our sales and marketing infrastructure.

General and administrative. General and administrative expenses decreased from approximately $1,680,000 (or 23% of revenues) for the three month period ended March 31, 2008 to approximately $1,536,000 (or 15% of revenues) for the three month period ended March 31, 2009. The decrease in general and administrative expenses for the three months ended March 31, 2009, was primarily attributable to a decrease in stock compensation expense under SFAS 123R as a result of options issued to employees in connection with the iSYS acquisition in January 2008.

Depreciation. Depreciation expense increased from approximately $37,000 (or less than 1% of revenues) for the three month period ended March 31, 2008 to approximately $43,000 (or less than 1% of revenues) for the three month period ended March 31, 2009. The increase in depreciation expense was primarily attributable to greater amounts of depreciable assets.

Interest income. Interest income decreased from approximately $16,000 (or less than 1% of revenues) for the three month period ended March 31, 2008 to approximately $14,000 (or less than 1% of revenues) for the three month period ended March 31, 2009. The decrease in interest income was primarily attributable to lower short-term interest rates that were available to the Company on investments in interest bearing accounts.

Interest expense. Interest expense decreased from approximately $100,000 (or less than 1% of revenues) for the three month period ended March 31, 2008 to approximately $80,000 (or less than 1% of revenues) for the three month period ended March 31, 2009. The decrease in interest expense was primarily attributable to lesser expenses associated with lower debt levels. We anticipate our interest expense may fall as a result of the March 2009 payoff of the subordinated debt of approximately $2.1 million dollars which bore an interest rate of 10%.

Income taxes. Income taxes for the three month period ended March 31, 2009 were approximately $39,000 as compared to no income taxes for the three month period ended March 31, 2008. The Company incurred a deferred income tax expense of approximately $39,000 for the three month period ended March 31, 2009, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes and goodwill is considered a permanent asset and not a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired, and/or is disposed of.

Net income (loss). As a result of the above, the net income for the three month period ended March 31, 2009, was approximately $129,000 as compared to the net loss of approximately $863,000 for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2008 and through the period ended March 31, 2009, operations were materially financed with working capital, borrowings against the Company’s credit facilities with Cardinal Bank and through the private sale of securities. During the first quarter of 2009 the Company modified its senior lending facility with Cardinal Bank which now allows for the Company to borrow up to $5 million at a rate of prime plus 50 basis points. This lending facility matures on June 1, 2010. The extended credit facility provides the Company with continuing liquidity to fund the operations of the business supporting additional contract awards and strategic opportunities to expand the Company’s strategic goals and objectives. Further, on November 5, 2007, the Company entered into a series of agreements with Protexx, Inc., a company which WidePoint acquired substantially all of its assets and intellectual property in July of 2008. These agreements allowed for Protexx, Inc. with approval by WidePoint to borrow up to $250,000 from WidePoint on an installment basis between November 5, 2007 and July 31, 2008. The short-term borrowing facility was converted by WidePoint at the time of the asset purchase of Protexx, Inc. assets and intellectual property.

Net cash provided by operating activities for the quarter ended March 31, 2009, was approximately $2.2 million, as compared to cash provided by operating activities of $2.3 million for the quarter ended March 31, 2008. The decrease in cash generated from operating activities for the quarter ended March 31, 2009, was primarily a result of decreases in accounts receivable, which were materially due to increased collections as a result of greater billed revenues as compared to the quarter ended March 31, 2008, and partially offset by increases in accounts payable and accruals. Increases in revenue growth were contributing factors to these changes. Net cash used in investing activities for the quarter ended March 31, 2009, was approximately $19,000, as compared to $4.9 million used in investing activities in the quarter ended March 31, 2008. The decrease in net cash used in investing activities primarily reflects the prior year acquisition of iSYS in January 2008 whereas there were no acquisitions in the first quarter of 2009. Net cash used in financing activities amounted to approximately $2.2 million in the quarter ended March 31, 2009, as compared to approximately $3.2 million of net cash provided by financing activities in the quarter ended March 31, 2008. The decrease in net cash provided by financing activities primarily reflects the repayment of a note payable issued by the seller in connection with the acquisition of iSYS, LLC in January 2008. As a result of the Company’s capital raise in 2008, the Company had excess liquidity to absorb this paydown of short-term debt while still maintaining sufficient levels of capital resources to fund the operations.

As of March 31, 2009, the Company had a net working capital of approximately $3.0 million. The Company’s primary source of liquidity consists of approximately $4.3 million in cash and cash equivalents and approximately $7.4 million of accounts receivable and unbilled accounts receivable. Current liabilities include approximately $6.7 million in accounts payable and accrued expenses. The growth in current liabilities during the quarter was materially associated with timing delays in reconciling certain vendors payments that increased our accounts payable and accrued expenses.

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

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. The Company added to its working capital during the second quarter of 2008 by selling shares of its common stock in private transactions. The approximate $4.1 million in proceeds has bolstered the Company’s ability to finance working capital requirements. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Material Weaknesses

In our Management’s Report on Internal Control Over Financial Reporting included in our Form 10-K for the year ended December 31, 2008, management concluded that our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2008, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

• Income Tax Accounting. We engage outside parties to assist us in accounting for income taxes. We have not implemented an effective review process for accounting for income taxes which could lead to errors occurring in the amounts and disclosures for income taxes. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and during the financial close process for fiscal year 2008. Upon our acquisition of iSYS in January 2008, we further determined that the material weaknesses described above were also present in iSYS’ internal controls. We specifically noted weaknesses associated with the process of recognizing a certain segment of the iSYS revenue and associated direct costs.

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

• Inadequate income tax accounting review process. We commenced a search and review of outside experts to assist us in developing an effective review process for accounting for income taxes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal year 2009, we undertook a number of measures to remediate the material weaknesses discussed above. Those measures, described under “Remediation Plan for Material Weaknesses,” undertaken during the first quarter of fiscal year 2009, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective May 11, 2009, fully-vested options to purchase 315,000 shares of WidePoint common stock previously issued to Jin Kang on January 4, 2008 with an exercise price of $0.85 per share were cancelled and new options were issued to Mr. Kang entitling Mr. Kang to purchase 315,000 shares of WidePoint common stock at a price of $0.54 per share. All of the newly issued options vested fully as of the date of grant.

Effective May 11, 2009, fully-vested options to purchase 50,000 shares of WidePoint common stock previously issued to Ron Oxley on August 16, 2006 with an exercise price of $2.80 per share were cancelled and new options were issued to Mr. Oxley entitling Mr. Oxley to purchase 50,000 shares of WidePoint common stock at a price of $0.54 per share. All of the newly issued options vested fully as of the date of grant.

Effective May 11, 2009, unvested options to purchase 250,000 shares of WidePoint common stock previously issued to Mr. Oxley on July 25, 2008 with an exercise price of $0.81 per share were cancelled and new options were issued to Mr. Oxley entitling Mr. Oxley to purchase 250,000 shares of WidePoint common stock at a price of $0.83 per share. Such options shall vest fully on July 25, 2015; provided that the vesting of such options may be accelerated based on the achievement of certain performance objectives.

ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: May 15, 2009	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
Date: May 15, 2009	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer