Form 10-Q
period 2009-06-30
WIDEPOINT CORP
filed 2009-08-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009, 60,684,823 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2009
	(unaudited) and December 31, 2008 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months
	and six months ended June 30, 2009 and 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months
	and six months ended June 30, 2009 and 2008 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial	15
	Condition and Results of Operations
Item 4.	Controls and Procedures	25
Part II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		28
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,953,411	$4,375,426
Accounts receivable	6,038,489	5,282,192
Unbilled accounts receivable	1,413,811	2,301,893
Prepaid expenses and other assets	277,546	267,666
Total current assets	10,683,257	12,227,177
Property and equipment, net	396,754	431,189
Goodwill	8,579,363	8,575,881
Intangibles, net	1,791,245	2,236,563
Other assets	103,573	110,808

Total assets	$21,554,192	$23,581,618

Liabilities and stockholders’ equity
Current liabilities:
Related party note payable	$--	$2,140,000
Short term note payable	64,791	97,158
Accounts payable	4,037,832	2,465,394
Accrued expenses	1,229,610	2,548,106
Deferred revenue	1,241,018	1,667,969
Short-term portion of long-term debt	503,462	486,707
Short-term portion of capital lease obligation	94,192	107,141
Total current liabilities	7,170,905	9,512,475
Deferred income tax liability	235,336	156,891
Long-term debt, net of current portion	865,025	1,117,230
Deferred rent, net of current portion	41,751	--
Capital lease obligation, net of current portion	51,487	95,248

Total liabilities	$8,364,504	$10,881,844
Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 58,305,514 and
58,275,514 shares issued and outstanding, respectively	58,306	58,276
Stock warrants	38,666	38,666
Additional paid-in capital	67,305,095	67,194,788
Accumulated deficit	(54,212,379)	(54,591,956)

Total stockholders’ equity	13,189,688	12,699,774

Total liabilities and stockholders’ equity	$21,554,192	$23,581,618

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Revenues, net	$10,392,282	$9,264,073	$20,527,664	$16,414,638
Cost of sales (including amortization and depreciation
of $242,755, $226,699, $485,891, and $440,605,
respectively)	8,190,224	7,647,258	16,282,504	13,693,560

Gross profit	2,202,058	1,616,815	4,245,160	2,721,078
Sales and marketing	265,317	246,828	494,783	412,531
General & administrative (including stock compensation
expense 123 (r) of $75,857, $104,378, $106,587, and
$476,080, respectively)	1,576,711	1,477,374	3,112,982	3,157,648
Depreciation expense	41,105	38,718	84,112	76,033

Income (Loss) from operations	318,925	(146,105)	553,283	(925,134)
Interest income	4,651	56,118	18,739	72,060
Interest expense	(33,701)	(86,554)	(114,000)	(186,127)
Other expense	--	(1,698)	--	(1,698)

Net income (loss) before income tax	$289,875	$(178,239)	$458,022	$(1,040,899)
Deferred income tax expense	39,223	--	78,445	--

Net income (loss)	$250,652	$(178,239)	$379,577	$(1,040,899)

Basic earnings (loss) per share	$0.004	$(0.003)	$0.007	$(0.019)

Basic weighted average shares outstanding	58,305,514	56,447,841	58,300,044	55,240,764

Diluted earnings (loss) per share	$0.004	$(0.003)	$0.006	$(0.019)

Diluted weighted average shares outstanding	61,562,251	56,447,841	60,788,081	55,240,764

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$250,652	$(178,239)	$379,577	$(1,040,899)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Deferred income tax expense	39,223	--	78,445	--
Depreciation expense	54,975	52,550	112,233	102,664
Amortization	228,885	212,868	457,770	413,975
Amortization of deferred financing costs	2,911	2,143	3,753	4,286
Stock options expense	75,857	104,378	106,587	476,080
Loss (Gain) on disposal of equipment	--	(2,378)	--	(2,378)
Changes in assets and liabilities (net of
business combinations):
Accounts receivable and unbilled accounts
receivable	(76,279)	509,938	131,785	2,064,059
Prepaid expenses and other current assets	(62,913)	(75,558)	(9,880)	(185,103)
Other assets	475	(75,147)	15,482	(50,723)
Accounts payable and accrued expenses	(1,394,661)	(199,507)	198,442	548,229
Deferred revenue	(259,221)	(300,505)	(426,951)	(26,115)

Net cash (used in) provided by
operating activities	$(1,140,096)	$50,543	$1,047,243	$2,304,075

Cashflows from investing activities:
Purchase of subsidiary, net of cash acquired	(3,482)	--	(3,482)	(4,901,745)
Purchase of property and equipment	(70,072)	(36,063)	(77,798)	(63,586)
Software development costs	(770)	--	(12,452)	--

Net cash used in investing activities	$(74,324)	$(36,063)	$(93,732)	$(4,965,331)

Cashflows from financing activities:
Borrowings on notes payable	400,737	--	400,737	3,800,000
Principal payments on notes payable	(551,098)	(1,435,469)	(2,711,303)	(2,044,940)
Principal payments under capital lease
obligation	(26,552)	(29,270)	(56,710)	(57,981)
Proceeds from exercise of stock options	--	--	3,750	14,400
Proceeds from issuance of stock	--	4,080,000	--	4,080,000
Costs related to issuance of stock	--	(140,298)	--	(140,298)
Costs related to renewal fee for line of credit	--	--	(12,000)	--
Costs related to financing purchase of
subsidiary	--	--	--	(13,713)

Net cash (used in) provided by
financing activities	$(176,913)	$2,474,963	$(2,375,526)	$5,637,468

Net (decrease) increase in cash	$(1,391,333)	$2,489,443	$(1,422,015)	$2,976,212
Cash and cash equivalents, beginning of period	$4,344,744	$2,318,760	$4,375,426	$1,831,991

Cash and cash equivalents, end of period	$2,953,411	$4,808,203	$2,953,411	$4,808,203

Supplementary Information:
Promissory Note issued for iSYS acquisition
	--	--	$--	$2,000,000
Liabilities incurred but not yet paid relating to
stock issuance	$--	$41,949	$--	$41,949
Value of 1.5 million common shares issued as
consideration in the acquisition of iSYS	--	--	--	1,800,000
Cash paid for interest	$31,842	$38,393	$263,975	$81,793

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

Our expertise lies within three business segments. The three segments offer unique solutions in identity management services utilizing certificate-based security solutions; wireless telecommunication expense management systems; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

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

The consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, respectively, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2009 and 2008, respectively, have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not indicative of the operating results for the full year.

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

Reclassifications

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Significant Customers

For the quarter ended June 30, 2009, three customers, the Department of Homeland Security (“DHS”), the Transportation Security Administration (“TSA”), and the Washington Headquarters Services (“WHS”), an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented approximately 27%, 22%, and 19% of revenues, respectively.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results.  For the quarter ended June 30, 2008, four customers, the TSA, DHS, the FSS DISA/DITCO-SCOTT (Defense Information Security Agency), and the WHS represented approximately 25%, 17%, 12%, and 10% of revenues, respectively.  For the six-month period ended June 30, 2009, three customers, DHS, TSA, and WHS, represented approximately 24%, 23%, and 18% of revenues, respectively. For the six-month period ended June 30, 2008 three customers, TSA, DHS, and WHS, represented approximately 26%, 19%, and 13% of revenues, respectively.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable. As of June 30, 2009, three customers, DHS, TSA and WHS accounted for approximately 34%, 21%, and 12%, respectively, of accounts receivable and unbilled accounts receivable. As of December 31, 2008, three clients, DHS, TSA, and WHS, represented approximately 24%, 17%, and 14%, respectively, of accounts receivable and unbilled accounts receivable.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

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

The Company has not historically maintained a bad debt reserve for our federal government or commercial customers as we have not witnessed any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2009 and December 31, 2008, unbilled accounts receivable totaled approximately $1,414,000 and $2,302,000, respectively.

Revenue Recognition

Revenue from our mobile telecom expense management services (“MTEMS”) is recognized upon delivery of services as they are rendered. Arrangements with customers on MTEMS-related contracts are recognized ratably over a period of performance.

Revenue from the sale of PKI credentials is recognized when delivery occurs. Arrangements with customers on PKI related contracts may involve multiple deliverable elements. In these cases, the Company applies the principles prescribed in Emerging Issues Task Force Abstract (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by EITF 00-21, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

Additionally, revenues are derived from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectability is probable.

Should the sale of products or software involve an arrangement with multiple elements (for example, the sale of PKI Credential Seats along with the sale of maintenance, hosting and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

A portion of our revenues are derived from cost-plus or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.

In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at June 30, 2009 and December 31, 2008, respectively, due to termination provisions and thus has not recorded provisions for such events.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 (SFAS 109), “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Automobiles, computers, equipment and software	$920,750	$867,013
Less- Accumulated depreciation and amortization	(523,996)	(435,824)

	$396,754	$431,189

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

Software Development Costs

WidePoint accounts for software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint recorded approximately $67,000 of amortization expense for the three month period ended June 30, 2009, as compared to approximately $58,000 for the three month period ended June 30, 2008. WidePoint capitalized approximately $1,000 for the three month period ended June 30, 2009. There were no capitalized costs for the three month period ended June 30, 2008. Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at June 30, 2009 were approximately $0.5 million, compared to approximately $0.6 million at December 31, 2008. During the first quarter of 2009, we estimated that we will be capitalizing approximately $50,000 more prior to the issuance of the Authority To Operate (“ATO”), but the project timeframe has been extended into the 2nd half of 2009 with the same estimated costs of $50,000. Upon completion, we will commence amortizing the ATO over an approximate three year life.

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of SFAS No. 141R, “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The Company’s annual impairment testing date is December 31. As of December 31, 2008, no impairment had occurred. We have not identified any new impairments as of June 30, 2009.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The treasury stock effect of the conversion of options and warrants to purchase 3,256,737 and 2,488,037 shares of common stock outstanding for the three and six months ended June 30, 2009, respectively has been included in the calculations of the diluted net income per share. Outstanding options and warrants to purchase 7,918,411 and 91,046 shares, respectively, for the three and six months ended June 30, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the three and six months ended June 30, 2008 are presented as identical. Earnings per common share were computed as follows for the three and six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Basic Earnings Per Common Share:
Net income (Loss)	$250,652	$(178,239)	$379,577	$(1,040,899)

Weighted average number of common shares	58,305,514	56,447,841	58,300,044	55,240,764

Earnings (Loss) per common share.	$0.004	$(0.003)	$0.007	$(0.019)

Diluted Earnings Per Common Share:
Net income (Loss)	$250,652	$(178,239)	$379,577	$(1,040,899)

Weighted average number of common shares	58,305,514	56,447,841	58,300,044	55,240,764
Incremental shares from assumed
conversions of stock options	3,256,737	0	2,488,037	0

Adjusted weighted average number of
common shares	61,562,251	56,447,841	60,788,081	55,240,764

Earnings (Loss) per common share	$0.004	$(0.003)	$0.006	$(0.019)

Stock-based compensation

The Company previously adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS No. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS No. 123R.

The amount of compensation expense recognized under SFAS No. 123R during the three and six month periods ended June 30, 2009 and 2008, respectively, under our plans was comprised of the following:

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
General and administrative expense	$75,857	$104,378	$106,587	$476,080
Share-based compensation before taxes	75,857	104,378	106,587	476,080
Share-based compensation expense	$75,857	$104,378	$106,587	$476,080
Net share-based compensation expenses per
basic and diluted common share	nil	nil	nil	$0.01

Since we have cumulative operating tax losses as of June 30, 2009 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the six months ended June 30, 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates of between 2.04% and 4.83%, volatility of between 57% to 156% and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2009. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three month and six month periods ended June 30, 2009 and 2008 is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2009	1,314,000	$0.57
Granted	--	--
Vested	119,996	$0.80
Forfeited	--	--

Non-vested at March 31, 2009	1,194,004	$0.55

Granted	25,000	$0.54
Vested	--	--
Forfeited	--	--

Non-vested at June 30, 2009	1,219,004	$0.39

Non-vested at January 1, 2008	457,044	$0.73
Granted	870,000	$0.77
Vested	57,044	$0.49
Forfeited	--	--

Non-vested at March 31, 2008	1,270,000	$0.77

Granted	--	--
Vested	390,000	$0.80
Forfeited	--	--

Non-vested at June 30, 2008	880,000	$0.76

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2009	8,523,411	$0.45
Issued	--	--
Cancelled	1,000	$1.35
Exercised	30,000	$0.13

Total outstanding at March 31, 2009	8,492,411	$0.45

Total exercisable at March 31, 2009	7,298,407	$0.38

Issued	25,000	$0.54
Cancelled	--	--
Exercised	--	--

Total outstanding at June 30, 2009	8,517,411	$0.40

Total exercisable at June 30, 2009	7,298,407	$0.32

Total outstanding at January 1, 2008	7,085,211	$0.37
Issued	870,000	$0.90
Cancelled	--	--
Exercised	32,000	$0.45

Total outstanding at March 31, 2008	7,923,211	$0.42

Total exercisable at March 31, 2008	6,653,211	$0.32

Issued	--	--
Cancelled	4,800	$0.45
Exercised	--	--

Total outstanding at June 30, 2008	7,918,411	$0.42

Total exercisable at June 30, 2008	7,038,411	$0.35

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2009 were 2.78 and 2.03, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2008 were 3.27 and 2.97, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of June 30, 2009 were $2,469,904 and $2,446,054, respectively. The total intrinsic value of options exercised for the second quarter of fiscal 2009 was $0. The Company issues new shares of common stock upon the exercise of stock options.

At June 30, 2009, 4,511,438 shares were available for future grants under the Company’s 2008 Stock Incentive Plan. This does not include 3,999,999 warrants granted and vested to members of the senior management team that were not issued under the Company’s Stock Incentive Plans.

At June 30, 2009, the Company had approximately $352,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 4.33 years.

On May 11, 2009, the Company’s Compensation Committee of the Board of Directors voted to cancel 950,000 options held by management and other employees (the “Cancelled Options”) and issue replacement options to such individuals (the “Replacement Options”). The optionees all concurred with such action by the Compensation Committee. The Cancelled Options had varying exercise prices ranging from $0.85 to $2.80 with a weighted average exercise price of $1.06. The exercise price of the Replacement Options was set at $0.54. Other than the exercise price, there are no differences in the terms between the Cancelled Options and the Replacement Options. The incremental additional fair value of the Replacement Options was calculated to be approximately $64,000, which was determined by calculating the fair value of the Cancelled Options as they existed on May 11, 2009 immediately prior to cancellation as compared to the fair value on the same date of the exercise price of the Replacement Options. This amount of additional fair value of the Replacement Options will be recognized over the vesting period of the Replacement Options. Since some of the Replacement Options were fully vested at May 11, 2009, there was an expense of approximately $45,000 recognized in the three months ended June 30, 2009 as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

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

Recent Accounting Pronouncements

Fair Value Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1), the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June30, 2009. The Company has evaluated subsequent events through August 14, 2009 which is the date that these financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative.

3. Debt

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007. In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that the Company had entered into with Cardinal Bank in January 2008. The Company borrowed approximately $1.8 million under this credit facility to finance the acquisition of iSYS, LLC in January of 2008 and repaid the advance in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008. As of June 30, 2009, the Company had no borrowings under this credit facility, which previously had a $5 million borrowing cap at an interest rate of 6.5%. As explained below, this credit facility was superseded by the Company’s new revolving credit facility entered into with Cardinal Bank.

On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios. The Company was in full compliance with these financial covenants on June 30, 2009.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At June 30, 2009, we owed approximately $1.4 million under the term note.

The Company also had a subordinated seller financed note for $2 million in favor of Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, which was due the earlier of April 1, 2009 or upon the filing of the Company’s Form 10-K. The note bore interest at the simple rate of 7% through December 31, 2008, that increased to 10% on January 1 and remained in effect at 10% through the repayment of the note. On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement with Cardinal Bank. The new agreement excluded the subordination agreement of Jin Kang from our prior credit facility, which allowed for the repayment of the seller’s note on March 27, 2009. As of June 30th, 2009 the Company does not have any outstanding balances due Mr. Kang under any seller’s notes. The Seller’s note was paid from excess cash balances held by the Company as a result of positive operational cashflows from operations.

4. Goodwill and Intangible Assets

WidePoint previously adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS No. 142, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on December 31st of each calendar year. These reviews have resulted in no adjustments in goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 and 2007 are as follows:

Total
Balance as of December 31, 2007	$2,526,110
iSYS acquisition	6,049,771

Balance as of December 31, 2008	$8,575,881
iSYS acquisition-related costs	3,482

Balance as of June 30, 2009	$8,579,363

In 2008, $6,049,771 in goodwill was acquired as a result of the acquisition of iSYS, LLC. Management believes that as of June 30, 2009 the carrying value of our goodwill was not impaired. There were no goodwill adjustments made in the three month period ended June 30, 2009.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (Includes customer
relationships and PKI business
opportunity purchase accounting
preliminary valuations)
	$1,145,523	($1,031,697)	5
iSYS (includes customer
relationships, internal use
software and trade name)
	$1,230,000	($ 386,500)	5
Protexx (Identity Security	$506,463	($ 154,753)	3
Software)

	$2,881,986	($1,572,950)	4

Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to
internally generated software)	$334,672	($ 271,618)	6
ORC PKI-II Intangible (Related to
internally generated software)	$649,991	($ 479,733)	6
ORC PKI-III Intangible (Related
to internally generated software)	$211,680	($ 82,320)	3
ORC PKI-IV Intangible (Related to
internally generated software)	$42,182	($ 16,405)	3
ORC PKI-V Intangible (Related to
internally generated software)	$93,760	--	3

	1,332,285	($850,076)	5

Total	$4,214,271	($2,423,026)	5

Aggregate Amortization Expense:
For the three months ended 6/30/09	$228,885
For the six months ended 6/30/09	$457,770
Estimated Amortization Expense:
For the year ended 12/31/09	$901,007
For the year ended 12/31/10	$647,441
For the year ended 12/31/11	$345,607
For the year ended 12/31/12	$203,295
For the year ended 12/31/13	$151,665

Total	$2,249,015

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired during the three month period ended June 30, 2009 nor any written-off in the period.

5. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company has further adopted the provisions of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.” As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2008 and at June 30, 2009, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

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

As of June 30, 2009, the Company had net operating loss (NOL) carry forwards of approximately $21,000,000 to offset future taxable income. These carry forwards expire between 2010 and 2028. In assessing the ability to realize of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. To date the Company has not completed a “Section 382” analysis.

No tax benefit has been realized associated with the exercise of stock options in the three and six months ended June 30, 2009 and 2008 because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $78,000 for the six months ended June 30, 2009. This deferred income tax expense was originally established at December 31, 2008 at approximately $157,000, and attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired, and/or is disposed of. The deferred tax liability can be offset by deferred Income tax assets that may be recognized In the future and the deferred tax expense is a non-cash expense. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

6. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. During the quarter ended June 30, 2009, no shares of common stock were issued as the result of the exercise of employee stock options. As of June 30, 2009 there were 58,305,514 shares of common stock outstanding.

Common Stock

On January 8, 2008, pursuant to the terms of a Membership Interest Purchase Agreement (the “Membership Agreement”) between the Company, iSYS, LLC and Jin Kang, dated January 4, 2008, the Company issued 1,500,000 shares of Company common stock on January 8, 2008 at a stock price of $1.20 per common share (based on the closing market price of the Company’s common shares the issuance date) for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock on January 8, 2008, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Agreement. Under the Membership Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years, with 66% of the value in excess of such initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the fourth year the value in excess of 50% is used instead of 66%, with the total earnout capped at $6 million, with $3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year. As of December 31, 2008 performance measures were attained allowing for the release of 184,817 common shares valued at $1.00 per common share from the common shares placed into escrow at the time of the acquisition of iSYS by the Company.

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

On July 31, 2008, pursuant to the terms of the Asset Purchase Agreement between the Company, Protexx Acquisition Corporation, a Delaware corporation, Protexx Incorporated, a Delaware corporation (“Protexx”), and Peter Letizia, Charles B. Manuel, Jr. and William Tabor, the Company issued 2,500,000 shares of its common stock in the name of Protexx and delivered such shares to the parties’ escrow agent to be held in escrow pending the possible release of such shares as part of the potential earnout to which Protexx may be entitled under the Purchase Agreement for calendar year 2008. The 2008 earnout was not attained. For calendar year 2009, Protexx shall have the opportunity to earn an additional Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) worth of privately issued shares of WidePoint common stock as part of the earnout for that calendar year. The maximum number of shares of WidePoint common stock that Protexx shall have the opportunity to earn for calendar year 2009 shall be equal to the number of shares of WidePoint common stock that results from Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) divided by the greater of (x) One Dollar and Twenty-Five Cents ($1.25) or (y) the average closing sale price of the WidePoint common stock for the twenty (20) trading days immediately preceding December 31, 2009.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Mobile Telecom Managed Services:
Revenues	$7,114,365	$4,807,741		$13,470,825	$9,294,904
Operating income after depreciation expense	608,314	279,993		1,210,668	388,820
Consulting services:
Revenues	$1,941,679	$3,431,705		$4,312,749	$5,335,682
Operating income	151,485	159,671		168,162	300,233
PKI Credentialing and Managed Services:
Revenues	$1,336,238	$1,024,627		$2,744,090	$1,784,052
Operating income (loss) (includes amortization	259,663	5,375		485,092	(267,770)
expense of $66,993, $57,598, $133,987, and
$103,436, respectively)
Total Company
Revenues	$10,392,282	$9,264,073		$20,527,664	$16,414,638
Operating income (loss) before depreciation	360,030 (1)	(107,387	)(2)	637,395 (3)	(849,101	)(4)
expense
Depreciation expense	(41,105)	(38,718)		(84,112)	(76,033)
Interest income (expense), net	(29,050)	(30,436)		(95,261)	(114,067)
Income tax expense	(39,223)	--		(78,445)	--
Net earnings (loss)	$250,652	$(178,239)		$379,577	$(1,040,899)
(1) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC and $64,417 in amortization expense in cost of sales associated with the purchase of iSYS and $42,205 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $538,645 in unallocated corporate costs in general and administrative expense of which $75,857 is comprised of stock options expense.
(2) Includes $55,270 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $435,874 in unallocated corporate costs in general and administrative expense of which $104,378 is comprised of stock options expense.
(3) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC and $128,833 in amortization expense in cost of sales associated with the purchase of iSYS and $84,411 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $986,856 in unallocated corporate costs in general and administrative expense of which $106,587 is comprised of stock options expense.
(4) Includes $110,539 in amortization expense in cost of sales associated with the purchase of ORC and $200,000 in amortization expense in cost of sales associated with the purchase of iSYS, which are not allocated among the segments and includes $1,035,878 in unallocated corporate costs in general and administrative expense of which $476,080 is comprised of stock options expense.

8. Subsequent Events

On July 8, 2009, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile exercised, in the form of a cashless exercise, his respective warrant to purchase 1,333,333 shares of common stock of the Company, which warrant was previously issued to such individual pursuant to a Warrant Purchase Agreement, dated July 14, 2004, by and between the Company and each such individual. As a result of his respective cashless exercise of such warrant, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile, as applicable, was issued 793,103 shares of common stock of the Company, with 540,230 shares of common stock of the Company being withheld by the Company from each such warrant as payment of the respective exercise price of each such warrant.

As of August 14, 2009, each of the Company, iSYS, LLC and Jin Kang entered into a supplement to Exhibit A (the “Exhibit A Supplement”) in respect of the Membership Agreement (as defined above), by and among the Company, iSYS, LLC and Jin Kang. The Exhibit A Supplement was entered into for the purpose of clarifying the earnout formula agreed to between the parties, particularly with respect to EBITDA for each earnout year of the Membership Agreement. The Exhibit A Supplement clarifies that EBITDA shall include Interest Income net of Interest Expense from Cash Balances exceeding $1.4 million for each of the measurement years (as each of the terms “Interest Income,” “Interest Expense” and “Cash Balance” are defined in the Membership Agreement). In addition, pursuant to the Exhibit A Supplement, the adjustment to EBITDA under the Membership Agreement shall consist of the following fixed amounts for each of the 2009, 2010 and 2011 earnout years, respectively: $100,000, $100,000 and $150,000. All other provisions and calculations of Exhibit A to the Membership Agreement and the earnout formula remain unchanged by the Exhibit A Supplement. A copy of the Exhibit A Supplement is attached as Exhibit 10.1 to this Form 10-Q.

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

Our expertise lies within three business segments. The three segments offer unique solutions in identity management services utilizing certificate-based security solutions; wireless telecommunication expense management systems; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

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

With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal governmental marketplace has improved substantially. iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. The Company intends to continue to leverage the synergies between its newly-acquired operating subsidiary, and cross sell its technical capabilities into each separate marketplace serviced by our respective subsidiaries.

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

As a result of our acquisitions, which predominantly operate in the U.S. federal governmental marketplace, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (first quarter of the government’s fiscal year). Further, a change in senior government officials may negatively affect the rate at which the federal government purchases the services that we offer.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. These comparisons are not indicators of future performance and no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Mobile Telecom Managed Services segment. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our telephony airtime plans and other vendor related offerings under our Mobile Telecom Managed Services provided to our customers as they also represent a significant portion of our costs. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Revenues, net. Revenues for the three month period ended June 30, 2009 were approximately $10,392,000 as compared to approximately $9,264,000 for the three month period ended June 30, 2008. The increase in revenues was primarily attributable to increases in our Mobile Telecom Managed Services and PKI credentialing and managed services segments partially offset by a decline in our consulting services segment.

•	Our Mobile Telecom Managed Services (“MTEM”) segment experienced revenue growth of approximately 48% from approximately $4,808,000 for the quarter ended June 30, 2008, to approximately $7,114,000 for the quarter ended June 30, 2009. The positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to demonstrate positive revenue growth in the future as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration. In addition, we expect future revenue growth of this segment to be further bolstered by the drive of federal agencies and departments to expand the efficiencies and savings that services such as our Mobile Telecom Managed Services have to date proven to generate for these groups. Also, we are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises through a sales channel strategy utilizing intermediaries to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

•	Our PKI credentialing and managed services segment experienced revenue growth of approximately 30%. Revenues increased approximately $311,000 from $1,025,000 for the three month period ended June 30, 2008, to $1,336,000 for the three month period ended June 30, 2009. This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to demonstrate positive revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure thereof. We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the technology infrastructure in order to take advantage of these identity management improvement mandates. We believe these new partnerships should widen our sales reach, which we anticipate should support the continued long-term growth of this segment.

•	Our consulting services segment experienced decreasing revenue of approximately 43%. Revenues decreased from $3,432,000 for the three month period ended June 30, 2008 to $1,942,000 for the three month period ended June 30, 2009. This primarily resulted from timing delays occurring in the 2nd quarter, which pushed sales of certain products and services into the third quarter of 2009. While this segment experiences fluctuations from quarter to quarter, we are hopeful that we will soon witness a bottoming trend in revenues as the economy slowly recovers.

Cost of sales. Cost of sales for the three month period ended June 30, 2009, was approximately $8,190,000 (or 79% of revenues), as compared to cost of sales of approximately $7,647,000 (or 83% of revenues), for the three month period ended June 30, 2008. This absolute increase in cost of sales was primarily attributable to an increase in revenues. The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments. Our MTEM and PKI segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies. Our consulting services segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the quarter. We anticipate improvements in our costs of sales on a percentage basis as our MTEM and PKI segments add economies of scale, which may be partially offset at times by the fluctuation in our consulting services segment revenue mix.

Gross profit. Gross profit for the three month period ended June 30, 2009, was approximately $2,202,000 (or 21% of revenues), as compared to gross profit of approximately $1,617,000 (or 17% of revenues), for the three month period ended June 30, 2008. The percentage of gross profit was higher in the second quarter of 2009 as compared to the second quarter of 2008 as a result of higher margins associated with improved economies of scale in our MTEM and PKI segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our consulting services segment. We anticipate gross profit as a percentage of revenues should increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense for the three month period ended June 30, 2009, was approximately $265,000, (or 3% of revenues) as compared to approximately $247,000 (or 3% of revenues), for the three month period ended June 30, 2008. This slight increase was primarily attributable to an initiative we are pursuing to increase our sales and marketing capabilities and infrastructure. The absolute dollar amount of sales and marketing should expand slightly in the near term as we expand our initiative to increase sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements. We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative. General and administrative expenses for the three month period ended June 30, 2009, were approximately $1,577,000 (or 15% of revenues), as compared to approximately $1,477,000 (or 16% of revenues) recorded by the Company for the three month period ended June 30, 2008. This increase in general and administrative expenses over those for the three months ended June 30, 2008, was primarily attributable to slight increases in general and administrative costs incurred to support our increasing revenue base. We anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.

Depreciation. Depreciation expense for the three month period ended June 30, 2009, was approximately $41,000 (or less than 1% of revenues), as compared to approximately $39,000 of such expenses (or less than 1% of revenues) recorded by the Company for the three month period ended June 30, 2008. This increase in depreciation expense over those for the three month period ended June 30, 2008, was primarily attributable to greater amounts of depreciable assets. We do not anticipate any material changes within depreciation expense in the short-term. However, as our revenue base increases within our MTEM and PKI segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may raise our depreciation expenses.

Interest income. Interest income for the three month period ended June 30, 2009, was approximately $5,000 (or less than 1% of revenues), as compared to approximately $56,000 (or less than 1% of revenues), for the three month period ended June 30, 2008. This decrease in interest income for the three month period ended June 30, 2009, was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts. We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the federal government.

Interest expense. Interest expense for the three month period ended June 30, 2009, was approximately $34,000 (or less than 1% of revenues), as compared to approximately $87,000 (or less than 1% of revenues), for the three month period ended June 30, 2008. This decrease in interest expense for the three month period ended June 30, 2009 was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income taxes for the three month period ended June 30, 2009 were approximately $39,000 as compared to no income taxes for the three month period ended June 30, 2008. The Company incurred a deferred income tax expense of approximately $39,000 for the three month period ended June 30, 2009, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income (loss). As a result of the above, the net income for the three month period ended June 30, 2009, was approximately $251,000 as compared to the net loss of approximately $178,000 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

Revenues, net. Revenues for the six month period ended June 30, 2009 were approximately $20,528,000 as compared to approximately $16,415,000 for the six month period ended June 30, 2008. This increase in revenues was primarily attributable to increases in our MTEM and PKI credentialing and managed services segments, partially offset by a decline in our consulting services segment.

•	Our MTEM segment experienced revenue growth of approximately 45% from approximately $9,295,000 for the six months ended June 30, 2008 to approximately $13,471,000 for the six months ended June 30, 2009. This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to demonstrate positive revenue growth in the future as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration. In addition, we expect future revenue growth of this segment to be further bolstered by the drive by federal agencies and departments to expand the efficiencies and savings that services such as our Mobile Telecom Managed Services have to date proven to generate for these groups. Also, we are presently pursuing several significant service contract opportunities to potentially provide our services, and we are also initiating a new strategy to expand into state and local municipalities and commercial enterprises through a sales channel strategy utilizing intermediaries. We believe that these efforts should further expand our reach beyond the federal sector and help to support the long-term growth of this segment.

•	Our PKI credentialing and managed services segment experienced revenue growth of approximately 54%. Revenues increased approximately $960,000, from $1,784,000 for the six month period ended June 30, 2008 to $2,744,000 for the six month period ended June 30, 2009 as a result of various mandates to roll out credential programs to various agencies and contractors. This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to demonstrate positive revenue growth in the future as various federal agency mandates continue to be implemented to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure thereof. We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the technology infrastructure in order to take advantage of these identity management improvement mandates. We believe these new partnerships should widen our sales reach, which we anticipate will support the continued long-term growth of this segment.

•	Our consulting services segment experienced decreasing revenue of approximately 19%. Revenues decreased approximately $1,023,000, from $5,336,000 for the six month period ended June 30, 2008, as compared to $4,313,000 for the six month period ended June 30, 2009. This revenue decrease primarily resulted from timing delays occurring in the 2nd quarter, which pushed sales of certain products and services into the third quarter of 2009. While this segment experiences fluctuations from quarter to quarter, we believe that we are presently witnessing a bottoming trend in revenues. We believe that, as the economy slowly recovers, we should witness a return to positive revenue growth of this segment.

Cost of sales. Cost of sales for the six month period ended June 30, 2009, was approximately $16,283,000 (or 79% of revenues), as compared to cost of sales of approximately $13,694,000 (or 83% of revenues), for the six month period ended June 30, 2008. This absolute increase in cost of sales was primarily attributable to an increase in revenues. The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in our segments. Our MTEM and PKI segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies. Our consulting services segment realized improved margins as a result of lower revenues attributable to software resales in relation to higher direct consulting services revenue. We anticipate improvements in our costs of sales on a percentage basis as our MTEM and PKI segments add economies of scale, which may be partially offset at times by the fluctuation in our consulting services segment revenue mix.

Gross profit. Gross profit for the six month period ended June 30, 2009, was approximately $4,245,000 (or 21% of revenues), as compared to a gross profit of approximately $2,721,000 (or 17% of revenues), for the six month period ended June 30, 2008. The percentage of gross profit was higher in the first half of 2009 as compared to the first half of 2008 as a result of higher margins associated with improved economies of scale in our MTEM and PKI segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our consulting services segment. We anticipate gross profit as a percentage of revenues should increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense for the six month period ended June 30, 2009, was approximately $495,000 (or 2% of revenues), as compared to approximately $413,000 (or 3% of revenues), for the six month period ended June 30, 2008. This increase was materially attributable to the expansion of our sales and marketing outreach efforts.

General and administrative. General and administrative expenses for the six month period ended June 30, 2009, were approximately $3,113,000 (or 15% of revenues), as compared to approximately $3,158,000 (or 19% of revenues), recorded by the Company for the six month period ended June 30, 2008. This decrease in general and administrative expenses for the six months ended June 30, 2009, was primarily attributable to a decrease in stock compensation expense under SFAS No. 123R as a result of options issued to employees in connection with the iSYS acquisition in January 2008.

Depreciation expense. Depreciation expense for the six month period ended June 30, 2009, was approximately $84,000 (or less than 1% of revenues), as compared to approximately $76,000 (or less than 1% of revenues), recorded by the Company for the six month period ended June 30, 2008. This increase in depreciation expenses for the six month period ended June 30, 2009, was primarily attributable to the greater amounts of depreciable assets.

Interest income. Interest income for the six month period ended June 30, 2009, was approximately $19,000 (or less than 1% of revenues), as compared to approximately $72,000 (or less than 1% of revenues), for the six month period ended June 30, 2008. This decrease in interest income for the six month period ended June 30, 2009, was primarily attributable to lesser amounts of cash and cash equivalents available to the Company over this time period.

Interest expense. Interest expense for the six month period ended June 30, 2009, was approximately $114,000 (or less than 1% of revenues), as compared to approximately $186,000 (or less than 1% of revenues), for the six month period ended June 30, 2008. This decrease in interest expense for the six month period ended June 30, 2009 was primarily attributable to the reduction in the outstanding balance of debt instruments held by the Company.

Income taxes. Income taxes for the six month period ended June 30, 2009 were approximately $78,000 as compared to no income taxes for the six month period ended June 30, 2008. The Company incurred a deferred income tax expense of approximately $78,000 for the six month period ended June 30, 2009 as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. As goodwill is amortized for tax purposes but not for book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income (loss). As a result of the above, the net income for the six month period ended June 30, 2009, was approximately $380,000, as compared to the net loss of approximately $1,041,000 for the six months ended June 30, 2008.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. During 2008 and through the period ended June 30, 2009, operations were materially financed with working capital, borrowings against the Company’s credit facilities with Cardinal Bank and through the private sale of securities. During the first quarter of 2009 the Company modified its senior lending facility with Cardinal Bank, which senior lending facility now allows for the Company to borrow up to $5 million at a rate of prime plus 50 basis points. The new senior lending facility replaced the prior senior lending facility with Cardinal Bank. This senior lending facility matures on June 1, 2010. This senior lending facility, as modified, provides the Company with continuing liquidity to fund the operations of the business supporting additional contract awards and strategic opportunities to expand the Company’s strategic goals and objectives. Further, on November 5, 2007, the Company entered into a series of agreements with Protexx, Inc., a company from which WidePoint acquired substantially all of the assets and intellectual property in July of 2008. These agreements allowed for Protexx, Inc. to borrow up to $250,000 from WidePoint on an installment basis between November 5, 2007 and July 31, 2008. The short-term borrowing facility was converted and eliminated by WidePoint at the time of the asset purchase of Protexx, Inc.

Net cash provided by operating activities for the six months ended June 30, 2009, was approximately $1.0 million, as compared to cash provided by operating activities of $2.3 million for the six months ended June 30, 2008. This decrease in cash generated from operating activities for the six months ended June 30, 2009 was primarily a result of a decrease in unbilled accounts receivable. Net cash used in investing activities for the six months ended June 30, 2009, was approximately $0.1 million, as compared to $5.0 million used in investing activities for the six months ended June 30, 2008. The decrease in net cash used in investing activities was primarily attributable to no acquisition activity during the period. Net cash used in financing activities amounted to approximately $2.4 million in the six months ended June 30, 2009, as compared to cash provided by financing activities of approximately $5.6 million in the quarter ended June 30, 2008. This decrease in net cash provided by financing activities primarily related to the reduction of acquisition indebtedness and Cardinal Bank loans. As a result of the Company’s capital raising in 2008 and profitability in 2009, the Company has had excess liquidity to absorb the pay-down of short-term and long-term debt, while still maintaining sufficient levels of capital resources to fund operations.

As of June 30, 2009, the Company had a net working capital of approximately $3.5 million. The Company’s primary source of liquidity consists of approximately $3.0 million in cash and cash equivalents and approximately $7.5 million of accounts receivable and unbilled accounts receivable. Current liabilities include approximately $5.3 million in accounts payable and accrued expenses. The reduction in Current liabilities for the six months ended June 30, 2009 was predominately associated with the payment of seller’s notes.

The Company’s business environment is characterized by rapid technological change, periods of high growth and contraction and is influenced by material events such as mergers and acquisitions, with each of the foregoing able to substantially change the Company’s outlook.

The Company has embarked upon several new initiatives to expand revenue growth which has included both acquisitions and organic growth. The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term. However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty. Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as that which occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. The Company added to its working capital during the second quarter of 2008 by selling shares of its common stock in private transactions. The approximate $4.1 million in proceeds has bolstered the Company’s ability to finance working capital requirements. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

Beginning and during the fourth quarter of fiscal 2007, we formulated a remediation plan and initiated remedial action to address those material weaknesses at WidePoint. During the first quarter of 2008, we expanded the scope of our remediation plan to address the material weaknesses related to the internal controls and procedures of iSYS. We have continued our remediation actions through the second quarter of 2009 and expect to continue working on our remediation plan through December 31, 2009. The elements of the remediation plan are as follows:

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

Changes in Internal Control Over Financial Reporting

During the first half of fiscal year 2009, we undertook a number of measures to remediate the material weaknesses discussed above. Those measures, described under “Remediation Plan for Material Weaknesses,” undertaken during the first half of fiscal year 2009 continue into the second half of 2009. We anticipate these measures will have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the first or second quarters of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2009, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile exercised, in the form of a cashless exercise, his respective warrant to purchase 1,333,333 shares of common stock of the Company, which warrant was previously issued to such individual pursuant to a Warrant Purchase Agreement, dated July 14, 2004, by and between the Company and each such individual. As a result of his respective cashless exercise of such warrant, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile, as applicable, was issued 793, 103 shares of common stock of the Company, with 540,230 shares of common stock of the Company being withheld by the Company from each such warrant as payment of the respective exercise price of each such warrant. The shares issued pursuant to the exercise of these warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares are exempt from the registration requirements under the Securities Act pursuant to the “private offering” exemption under Section 4(2) of the Securities Act.

ITEM 5. Other Information

As of August 14, 2009, each of the Company, iSYS, LLC and Jin Kang entered into a supplement to Exhibit A (the “Exhibit A Supplement”) in respect of the Membership Agreement (defined above), by and among the Company, iSYS, LLC and Jin Kang. The Exhibit A Supplement was entered into for the purpose of clarifying the earnout formula agreed to between the parties, particularly with respect to EBITDA for each earnout year of the Membership Agreement. The Exhibit A Supplement clarifies that EBITDA shall include Interest Income net of Interest Expense from Cash Balances exceeding $1.4 million for each of the measurement years (as each of the terms “Interest Income,” “Interest Expense” and “Cash Balance” are defined in the Membership Agreement). In addition, pursuant to the Exhibit A Supplement, the adjustment to EBITDA under the Membership Agreement shall consist of the following fixed amounts for each of the 2009, 2010 and 2011 earnout years, respectively: $100,000, $100,000 and $150,000. All other provisions and calculations of Exhibit A to the Membership Agreement and the earnout formula remain unchanged by the Exhibit A Supplement. A copy of the Exhibit A Supplement is attached as Exhibit 10.1 to this Form 10-Q.

ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

10.1	Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION
Date: August 14, 2009	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer
/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President - Principal Financial
and Accounting Officer