Form 10-Q/A
period 2009-06-30
WIDEPOINT CORP
filed 2009-08-18
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A No. 1

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 3009

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	001-33035	52-2040275
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 629-0003

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as previously filed on August 14, 2009, as set forth in the pages attached hereto:

Part II Item 6 Exhibits

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of August 11, 2009, 60,684,823 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 of the Company’s Quarterly Report on Form 10-Q is to furnish an Exhibit that was inadvertently not furnished in connection with the Company’s Quarterly Report on Form 10-Q filed on August 14, 2009 (the “Form 10-Q”). No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS.

(a)	Exhibits

10.1	Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WidePoint Corporation
Date: August 18, 2009	By: /s/ James T. McCubbin
James T. McCubbin
Vice President and Principal Financial and Accounting Officer