Form 10-Q
period 2009-09-30
WIDEPOINT CORP
filed 2009-11-16
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to______________

Commission file number             001-33035

WIDEPOINT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St., Oakbrook Terrace, IL 60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐ No☒

As of November 12, 2009, 60,684,823 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX
		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	29

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

SIGNATURES		32

CERTIFICATIONS

PART I.      FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,300,508	$4,375,426
Accounts receivable, net of allowance of $52,650 and $0, respectively	6,590,753	5,282,192
Unbilled accounts receivable	1,339,235	2,301,893
Prepaid expenses and other assets	367,238	267,666
Total current assets	11,597,734	12,227,177
Property and equipment, net	444,375	431,189
Goodwill	8,562,254	8,575,881
Intangibles, net	1,576,439	2,236,563
Other assets	103,609	110,808
Total assets	$22,284,411	$23,581,618

Liabilities and stockholders’ equity
Current liabilities:
Related party note payable	$—	$2,140,000
Short term note payable	29,176	97,158
Accounts payable	4,468,584	2,465,394
Accrued expenses	1,293,214	2,548,106
Deferred revenue	963,607	1,667,969
Short-term portion of long-term debt	512,077	486,707
Short-term portion of capital lease obligation	118,899	107,141
Total current liabilities	7,385,557	9,512,475
Deferred income tax liability	274,559	156,891
Long-term debt, net of current portion	735,735	1,117,230
Deferred rent, net of current portion	71,596	—
Capital lease obligation, net of current portion	91,772	95,248
Total liabilities	$8,559,219	$10,881,844

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 60,684,823 and 58,275,514 shares issued and outstanding, respectively	60,685	58,276
Stock warrants	38,666	38,666
Additional paid-in capital	67,322,809	67,194,788
Accumulated deficit	(53,696,968)	(54,591,956)
Total stockholders’ equity	13,725,192	12,699,774
Total liabilities and stockholders’ equity	$22,284,411	$23,581,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Revenues, net	$11,378,793	$8,878,431	$31,906,457	$25,293,069
Cost of sales (including amortization and depreciation of $245,876, $ 261,134, $731,767, and $ 701,739, respectively)	8,704,275	7,381,674	24,986,779	21,075,234

Gross profit	2,674,518	1,496,757	6,919,678	4,217,835

Sales and marketing	333,130	262,970	827,913	675,501
General and administrative (including share-based compensation expense of $20,093, $51,253, $126,680, and $527,333, respectively)	1,711,688	1,484,878	4,824,670	4,642,526
Depreciation expense	46,887	41,171	130,999	117,204

Income (loss) from operations	582,813	(292,262)	1,136,096	(1,217,396)

Interest income	3,548	33,713	22,287	105,773
Interest expense	(31,678)	(76,019)	(145,678)	(262,146)
Other expense	(49)	-	(49)	(1,698)

Net income (loss) before income tax expense	554,634	(334,568)	1,012,656	(1,375,467)
Deferred income tax expense	39,223	-	117,668	-

Net income (loss)	$515,411	$(334,568)	$894,988	$(1,375,467)

Basic earnings (loss) per share	$0.009	$(0.006)	$0.015	$(0.024)
Basic weighted average shares outstanding	60,348,616	58,090,697	58,990,406	56,197,675
Diluted earnings (loss) per share	$0.008	$(0.006)	$0.015	$(0.024)
Diluted weighted average shares outstanding	62,063,726	58,090,697	61,440,208	56,197,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
Cash flows from operating activities:

Net income (loss)	$515,411	$(334,568)	$894,988	$(1,375,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	39,223	-	117,668	-
Depreciation expense	63,879	55,421	176,112	158,085
Amortization	228,884	246,884	686,654	660,859
Amortization of deferred financing costs	2,912	2,143	6,665	6,429
Share-based compensation expense	20,093	51,253	126,680	527,333
Loss (gain) on disposal of equipment	49	-	49	(2,378)

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	(477,688)	1,198,275	(345,903)	3,262,334
Prepaid expenses and other current assets	(89,692)	259,656	(99,572)	74,553
Other assets	(2,948)	6,885	12,534	(43,838)
Accounts payable and accrued expenses	618,603	(946,744)	817,045	(398,515)
Deferred revenue	(277,411)	1,817,380	(704,362)	1,791,265
Net cash (used in) provided by operating activities	641,315	2,356,585	1,688,558	4,660,660

Cash flows from investing activities:
Purchase of asset/subsidiary, net of cash acquired	17,109	(5,878)	13,627	(4,907,623)
Purchase of property and equipment	(111,549)	(9,948)	(189,347)	(73,534)
Software development costs	(14,078)	-	(26,530)	-
Net cash used in investing activities	(108,518)	(15,826)	(202,250)	(4,981,157)

Cashflows from financing activities:
Borrowings on notes payable	-	-	400,737	3,800,000
Principal payments on notes payable	(156,290)	(123,358)	(2,867,593)	(2,168,298)
Principal payments under capital lease Obligation	(29,410)	(29,842)	(86,120)	(87,823)
Proceeds from exercise of stock options	-	-	3,750	14,400
Proceeds from issuance of stock	-	-	-	4,080,000
Costs related to issuance of stock	-	-	-	(140,298)
Costs related to renewal fee for line of credit	-	-	(12,000)	-
Costs related to financing purchase of Subsidiary	-	-	-	(13,713)
Net cash (used in) provided by financing activities	(185,700)	(153,200)	(2,561,226)	5,484,268

Net increase (decrease) in cash and cash equivalents	347,097	2,187,559	(1,074,918)	5,163,771

Cash and cash equivalents, beginning of period	2,953,411	4,808,203	4,375,426	1,831,991

Cash and cash equivalents, end of period	$3,300,508	$6,995,762	$3,300,508	$6,995,762

Non-cash investing activities:
Capital leases for acquisition of property and Equipment	$94, 402	$-	$94, 402	$-

Non-cash financing activities:
Promissory Note issued for iSYS acquisition	$-	$-	$-	$2,000,000
Liabilities incurred but not yet paid relating to stock issuance	-	-	-	41,949
Value of 1.5 million common shares issued as consideration in the acquisition of iSYS	-	-	-	1,800,000

Supplemental cash flow information:
Cash paid for interest	$29,523	$28,529	$293,498	$110,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively, and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2009 and 2008, respectively, have been prepared by the Company and are unaudited.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

Effective July 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS No. 165 has been codified under ASC-855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC-855 is effective for interim or annual financial periods ending after June 30, 2009. The Company has evaluated and determined that there were no material subsequent events through November 16, 2009, which is the date that these financial statements were filed with the SEC.

In September, 2009, FASB issued Accounting Standard Update No. 13 (“ASU 13”), Multiple Element Revenue Arrangements, which applies to ASC Topic 605, Revenue Recognition.  ASU 13, among other things, establishes the use of the best estimate of selling price to determine the separate units of accounting in a multiple element arrangement in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”).  ASU 13 also removes the requirement to use the residual method to allocate arrangement consideration to the separate units of accounting in an arrangement, and instead requires the use  of management’s best estimate of the relative selling prices of each unit of accounting to determine the consideration allocation. ASU 13 is effective for arrangements entered into or materially modified in a fiscal year beginning on or after June 15, 2010. This update to the ASC will be applied on a prospective basis, and management is in process of evaluating whether the update will materially change the pattern and timing of the Company's recognition of revenue.

Significant Customers

For the quarter ended September 30, 2009, three customers, the Department of Homeland Security (“DHS”), the Transportation Security Administration (“TSA”), and the Washington Headquarters Services (“WHS”), an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented approximately 21%, 21%, and 17% of revenues, respectively.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results.  For the quarter ended September 30, 2008, three customers, the TSA, DHS, and the WHS represented approximately 27%, 21%, and 12% of revenues, respectively.  For the nine-month period ended September 30, 2009, three customers, DHS, TSA, and WHS, represented approximately 23%, 22%, and 18% of revenues, respectively.  For the nine-month period ended September 30, 2008 three customers, TSA, DHS, and WHS, represented approximately 26%, 19%, and 12% of revenues, respectively.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable.  As of September 30, 2009, three customers, DHS, WHS, and TSA accounted for approximately 16%, 13%, and 11%, respectively, of accounts receivable and unbilled accounts receivable.  As of December 31, 2008, three clients, DHS, TSA, and WHS, represented approximately 24%, 17%, and 14%, respectively, of accounts receivable and unbilled accounts receivable.

Fair value of financial instruments

The Company’s financial instruments include cash equivalents, deferred revenue, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock.  The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.”  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector companies in the following industries: manufacturing, customer product goods, direct marketing, healthcare, and financial services.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.  Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period.  Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms.  At September 30, 2009 and December 31, 2008, unbilled accounts receivable totaled approximately $1,339,000 and $2,302,000, respectively.

Revenue Recognition

Revenue from our mobile telecom expense management services (“MTEMS”) is recognized upon delivery of services as they are rendered.  Arrangements with customers on MTEMS-related contracts are recognized ratably over a period of performance.

Revenue from the sale of PKI credentials is recognized when delivery occurs.  Arrangements with customers on PKI related contracts may involve multiple deliverable elements.  In these cases, the Company applies the principles prescribed in ASC 605-25, “Multiple-Element Arrangements,” formerly known as Emerging Issues Task Force Abstract (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by ASC 605-25, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

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

In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at September 30, 2009 and December 31, 2008, respectively, due to termination provisions and thus has not recorded provisions for such events.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”).  Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Automobiles, computers, equipment and software	$1,031,527	$867,013

Less– Accumulated depreciation and amortization	(587,152)	(435,824)
	$444,375	$431,189

Depreciation expense is computed using the straight-line method over the estimated useful lives of between two and five years depending upon the classification of the property and/or equipment.

In accordance with ASC 350-40, “Internal-Use Software” (formerly the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”), the Company capitalizes costs related to software and implementation in connection with its internal use software systems.

Software Development Costs

WidePoint accounts for software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed in accordance with ASC 985-20, “Cost of Software to be Sold, Leased or Marketed” (formerly known as SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”).  For projects fully funded by the Company, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers.  Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint recorded approximately $67,000 of amortization expense for the three month period ended September 30, 2009, as compared to approximately $63,000 for the three month period ended September 30, 2008.  WidePoint capitalized approximately $14,000 for the three month period ended September 30, 2009.  There were no capitalized costs for the three month period ended September 30, 2008. Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at September 30, 2009 were approximately $0.4 million, compared to approximately $0.6 million at December 31, 2008.  During the first half of 2009, we estimated that we will be capitalizing approximately $50,000 more prior to the issuance of the Authority To Operate (“ATO”), but the project timeframe has been extended into the remainder of 2009 with the same estimated costs of $50,000.  Upon completion, we will commence amortizing the ATO over an approximate three year life.

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company has adopted the provisions of ASC 805, “Business Combinations” (formerly known as SFAS No. 141R, “Business Combinations”) and ASC 350-20, “Goodwill” (formerly known as SFAS No. 142, “Goodwill and Other Intangible Assets”). These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition.  Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment.  The impairment test under ASC 350-20 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company’s annual impairment testing date is December 31. As of December 31, 2008, no impairment had occurred.  We have not identified any impairments as of September 30, 2009.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The treasury stock effect of the conversion of options and warrants to purchase 1,715,110 and 2,449,802 shares of common stock outstanding for the three and nine months ended September 30, 2009, respectively, has been included in the calculations of the diluted net income per share. Options and warrants to purchase 633,921 and 1,371,966 shares of common stock, respectively, for the three and nine months ended September 30, 2009 have not been included in the calculation of the net income per share as such effect would have been anti-dilutive.  Outstanding options and warrants to purchase 8,619,457 and 7,176,257 shares, respectively, for the three and nine months ended September 30, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the three and nine months ended September 30, 2008 are presented as identical.  Earnings per common share were computed as follows for the three and nine months ended September 30, 2009 and September 30, 2008, respectively:

	Three Months Ended		Nine Months Ended
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2009	2008	2009	2008
Basic Earnings Per Common Share:
Net income (loss)	$515,411	$(334,568)	$894,988	$(1,375,467)

Weighted average number of common shares	60,348,616	58,090,697	58,990,406	56,197,675

Earnings (loss) per common share.	$0.009	$(0.006)	$0.015	$(0.024)

Diluted Earnings Per Common Share:
Net income (loss)	$515,411	$(334,568)	$894,988	$(1,375,467)

Weighted average number of common shares	60,348,616	58,090,697	58,990,406	56,197,675
Incremental shares from assumed conversions of stock options	1,715,110	0	2,449,802	0
Adjusted weighted average number of common shares	62,063,726	58,090,697	61,440,208	56,197,675

Earnings (loss) per common share	$0.008	$(0.006)	$0.015	$(0.024)

Stock-based compensation

The Company previously adopted the provisions of ASC 718-10, “Stock Compensation” (formerly known as SFAS No. 123R), using the modified prospective application transition method.  Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period.  The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under ASC 718-10, as originally issued.  All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of ASC 718-10.  Prior periods have not been restated under this transition method.  The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, pursuant to ASC 718-10, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of ASC 718-10.

The amount of compensation expense recognized under ASC 718-10 during the three and nine month periods ended September 30, 2009 and 2008, respectively, under our plans was comprised of the following:

	Three Months ended September 30		Nine Months ended September 30
	2009	2008	2009	2008

General and administrative expense	$20,093	$51,253	$126,680	$527,333
Share-based compensation before taxes	20,093	51,253	126,680	527,333
Total net share-based compensation expense	$20,093	$51,253	$126,680	$527,333
Net share-based compensation expenses per basic and diluted common share	nil	nil	nil	$0.01

Since we have cumulative operating tax losses as of September 30, 2009 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the nine months ended September 30, 2009, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates of between 2.04% and 4.83%, volatility of between 57% to 156% and expected life in years of approximately 3 years.  The option awards are for the period from 1999 through 2009. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three month and nine month periods ended September 30, 2009 and 2008 is presented below:

NON-VESTED
	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2009	1,314,000	$0.57

Granted	-	-
Vested	119,996	$0.80
Forfeited	-	-
Non-vested at March 31, 2009	1,194,004	$0.55

Granted	25,000	$0.54
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2009	1,219,004	$0.39

Granted	-	-
Vested	4,000	$0.58
Forfeited	-	-
Non-vested at September 30, 2009	1,215,004	$0.39

Non-vested at January 1, 2008	457,044	$0.73

Granted	870,000	$0.77
Vested	57,044	$0.49
Forfeited	-	-
Non-vested at March 31, 2008	1,270,000	$0.77

Granted	-	-
Vested	390,000	$0.80
Forfeited	-	-
Non-vested at June 30, 2008	880,000	$0.76

Granted	610,000	$0.01
Vested	176,000	0.60
Forfeited	-	-
Non-vested at September 30, 2008	1,314,000	$0.43

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2009	8,523,411	$0.45

Issued	-	-
Cancelled	1,000	$1.35
Exercised	30,000	0.13
Total outstanding at March 31, 2009	8,492,411	$0.45
Total exercisable at March 31, 2009	7,298,407	$0.38

Issued	25,000	$0.54
Cancelled	-	-
Exercised	-	-
Total outstanding at June 30, 2009	8,517,411	$0.40
Total exercisable at June 30, 2009	7,298,407	$0.32

Issued	-
Cancelled	1	$0.24
Exercised	3,999,999	$0.24
Total outstanding at September 30, 2009	4,517,411	$0.54
Total exercisable at September 30, 2009	3,302,407	$0.43

Total outstanding at January 1, 2008	7,085,211	$0.37

Issued	870,000	$0.90
Cancelled	-	-
Exercised	32,000	$0.45
Total outstanding at March 31, 2008	7,923,211	$0.42
Total exercisable at March 31, 2008	6,653,211	$0.32

Issued	-	-
Cancelled	4,800	$0.45
Exercised	-	-
Total outstanding at June 30, 2008	7,918,411	$0.42
Total exercisable at June 30, 2008	7,038,411	$0.35

Issued	610,000	$0.82
Cancelled	-	-
Exercised	-	-
Total outstanding at September 30, 2008	8,528,411	$0.45
Total exercisable at September 30, 2008	7,214,411	$0.37

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2009 were 4.95 and 4.20, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2008 were 3.51 and 2.76, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of September 30, 2009 were $975,896 and $944,096, respectively. The total intrinsic value of options exercised for the third quarter of fiscal 2009 was approximately $1,380,000. The Company issues new shares of common stock upon the exercise of stock options.  At September 30, 2009, 4,511,438 shares were available for future grants under the Company's 2008 Stock Incentive Plan.

At September 30, 2009, the Company had approximately $332,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 4.09 years.

On May 11, 2009, the Company’s Compensation Committee of the Board of Directors voted to cancel 950,000 options held by management and other employees (the "Cancelled Options") and issue replacement options to such individuals (the "Replacement Options").  The optionees all concurred with such action by the Compensation Committee.  The Cancelled Options had varying exercise prices ranging from $0.85 to $2.80 with a weighted average exercise price of $1.06.  The exercise price of the Replacement Options was set at $0.54.  Other than the exercise price, there are no differences in the terms between the Cancelled Options and the Replacement Options.  The incremental additional fair value of the Replacement Options was calculated to be approximately $64,000, which was determined by calculating the fair value of the Cancelled Options as they existed on May 11, 2009 immediately prior to cancellation as compared to the fair value on the same date of the exercise price of the Replacement Options.  This amount of additional fair value of the Replacement Options will be recognized over the vesting period of the Replacement Options.  Since some of the Replacement Options were fully vested at May 11, 2009, there was an expense of approximately $45,000 recognized in the three months ended September 30, 2009 as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

Non-employee stock-based compensation:

The Company accounts for stock-based non-employee compensation arrangements using the fair value recognition provisions of ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly known as FASB Statement 123, Accounting for Stock-Based Compensation and “Emerging Issues Task Force” EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services).

3.       Debt

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007.  In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that the Company had entered into with Cardinal Bank in January 2008. The Company borrowed approximately $1.8 million under this credit facility to finance the acquisition of iSYS, LLC in January of 2008 and repaid the advance in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008.  As of September 30, 2009, the Company had no borrowings under this credit facility, which previously had a $5 million borrowing cap at an interest rate of 6.5%.  As explained below, this credit facility was superseded by the Company’s new revolving credit facility entered into with Cardinal Bank.

On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the 2009 Commercial Loan Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios.  The Company was in full compliance with these financial covenants on September 30, 2009.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At September 30, 2009, we owed approximately $1.2 million under the term note.

The Company also had a subordinated seller financed note for $2 million in favor of Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, which was due the earlier of April 1, 2009 or upon the filing of the Company’s Form 10-K. The note bore interest at the simple rate of 7% through December 31, 2008, that increased to 10% on January 1 and remained in effect at 10% through the repayment of the note. As mentioned above, on March 17, 2009, the Company entered into the 2009 Commerical Loan Agreement with Cardinal Bank. The 2009 Commercial Loan Agreement excluded the subordination agreement of Jin Kang from our prior credit facility, which allowed for the repayment of the seller’s note on March 27, 2009.  As of September 30th, 2009 the Company does not have any outstanding balances due Mr. Kang under any seller’s notes.  The Seller’s note was paid from excess cash balances held by the Company as a result of positive cashflows from operations.

4.    Goodwill and Intangible Assets

WidePoint previously adopted ASC 350-20, “Goodwill” (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets). ASC 350-20 requires, among other things, the discontinuance of goodwill amortization. Under ASC 350-20, goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on December 31st of each calendar year. As of December 31, 2008, no impairment had occurred.  We have not identified any impairments as of September 30, 2009.  These reviews have resulted in no adjustments in goodwill.

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 and for the years ended December 31, 2008 and December 31, 2007, respectively, are as follows:

Total

Balance as of December 31, 2007	$2,526,110
iSYS acquisition	6,049,771

Balance as of December 31, 2008	$8,575,881
iSYS acquisition-related costs	(13,627)

Balance as of September 30, 2009	$8,562,254

In 2008, $6,049,771 in goodwill was acquired as a result of the acquisition of iSYS, LLC. Management believes that as of September 30, 2009 the carrying value of our goodwill was not impaired.  For the three month period ended September 30, 2009 there were no goodwill adjustments made.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(1,086,966)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(450,917)	5

Protexx (Identity Security Software)	$506,463	$(196,958)	3
	$2,881,986	$(1,734,841)	4
Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(286,169)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(511,020)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(99,960)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(19,920)	3

ORC PKI-V Intangible (Related to internally generated software)	$107,838	—	3
	1,346,363	$(917,069)	5

Total	$4,228,349	$(2,651,910)	5

Aggregate Amortization Expense:
For the three months ended 9/30/09	$228,884
For the nine months ended 9/30/09	$686,654

Estimated Amortization Expense:
For the year ended 12/31/09	$894,368
For the year ended 12/31/10	$652,134
For the year ended 12/31/11	$350,300
For the year ended 12/31/12	$214,626
For the year ended 12/31/13	$151,665

Total	$2,263,093

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired during the three month period ended September 30, 2009 nor any written-off in the period.

5.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company has further adopted the provisions of ASC 740-10-15 (formerly known as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2008 and at September 30, 2009, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

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

As of September 30, 2009, the Company had net operating loss (NOL) carry forwards of approximately $21,000,000 to offset future taxable income. These carry forwards expire between 2010 and 2028. In assessing the ability to realize of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. To date the Company has not completed a “Section 382” analysis.

No tax benefit has been realized associated with the exercise of stock options in the three and nine months ended September 30, 2009 and 2008, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $118,000 for the nine months ended September 30, 2009. This deferred income tax expense is attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of. The deferred tax liability can be offset by deferred Income tax assets that may be recognized In the future and the deferred tax expense is a non-cash expense. ASC 740 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

6.    Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share.  As of September 30, 2009, there were 60,684,823 shares of common stock outstanding.  During the quarter ended September 30, 2009, 2,379,309 shares of common stock were issued as the result of the exercise of management warrants.

As of September 30, 2009 there were 60,684,823 shares of common stock outstanding.

Common Stock

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

On May 11, 2009, the Company’s Compensation Committee of the Board of Directors voted to cancel 950,000 options held by management and other employees (the “Cancelled Options”) and issue replacement options to such individuals (the “Replacement Options”). The optionees all concurred with such action by the Compensation Committee. The Cancelled Options had varying exercise prices ranging from $0.85 to $2.80 with a weighted average exercise price of $1.06 per share. The exercise price of the Replacement Options was set at $0.54 per share. Other than the exercise price per share, there are no differences in the terms between the Cancelled Options and the Replacement Options. The incremental additional fair value of the Replacement Options was calculated to be approximately $64,000, which was determined by calculating the fair value of the Cancelled Options as they existed on May 11, 2009 immediately prior to cancellation as compared to the fair value on the same date of the exercise price of the Replacement Options. This amount of additional fair value of the Replacement Options will be recognized over the vesting period of the Replacement Options. Since some of the Replacement Options were fully vested at May 11, 2009, there was an expense of approximately $45,000 recognized in the three months ended June 30, 2009 as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

The Company granted Mr. Oxley 250,000 options in connection with the commencement of his employment with the Company in May of 2008, with such options being granted on July 25, 2008 at a price per common share of $0.81 and with an intrinsic value of $202,500.

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

On April 29, 2008, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Deutsche Bank AG, London Branch (“Deutsche Bank”), and related agreements, as part of a private equity financing to raise additional funds for working capital. Under the Purchase Agreement, Deutsche Bank agreed to purchase 2,500,000 shares of WidePoint common stock for a total purchase price of $2,550,000, or $1.02 per share. Pursuant to the Purchase Agreement, the Company issued 2,500,000 shares of its common stock to Deutsche Bank on May 2, 2008. The offer and sale of the shares were not registered under the Securities Act of 1933, as amended, in reliance on the “private offering” exemption provided under Section 4(2) thereof.

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

Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares of common stock at a price of $0.80 per share to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant has a term of 5 years. We are accounting for this award in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly known as EITF 96-18).

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

7.  Segment reporting

Segments are defined by ASC 280, “Segment Reporting” (formerly known as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”), as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

Mobile Telecom Managed Services:
Revenues	$6,761,176	$5,284,138		$20,232,001	$14,579,042
Operating income after depreciation expense	963,141	296,628		2,173,809	685,448

Consulting services:
Revenues	$3,059,677	$2,432,951		$7,372,426	$7,768,633
Operating income after depreciation expense	60,448	85,358		228,610	385,591

PKI Credentialing and Managed Services:
Revenues	$1,557,940	$1,161,342		$4,302,030	$2,945,394
Operating income (loss) (includes amortization expense of $66,993, $63,477, $200,980, and $166,913, respectively)	245,853	(38,549)		730,945	(306,319)

Total Company
Revenues	$11,378,793	$8,878,431		$31,906,457	$25,293,069
Operating income (loss) before depreciation expense	629,700 (1)	(251,091	) (2)	1,267,095 (3)	(1,100,192	) (4)
Depreciation expense	(46,887)	(41,171)		(130,999)	(117,204)
Interest income (expense), net	(28,130)	(42,306)		(123,391)	(156,373)
Other expense	(49)	-		(49)	-
Income tax expense	(39,223)	-		(117,668)	-

Net income (loss)	$515,411	$(334,568)		$894,988	$(1,375,467)

(1)  Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC and $64,417 in amortization expense in cost of sales associated with the purchase of iSYS and $42,205 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $524,738 in unallocated corporate costs in general and administrative expense of which $20,093 is comprised of stock options expense.
(2) Includes $55,269 in amortization expense in cost of sales associated with the purchase of ORC and $100,000 in amortization expense in cost of sales associated with the purchase of iSYS and $28,137 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $411,121 in unallocated corporate costs in general and administrative expense of which $51,253 is comprised of stock options expense.
(3) Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC and $193,250 in amortization expense in cost of sales associated with the purchase of iSYS and $126,616 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $1,511,594 in unallocated corporate costs in general and administrative expense of which $126,680 is comprised of stock options expense.
(4) Includes $165,808 in amortization expense in cost of sales associated with the purchase of ORC and $300,000 in amortization expense in cost of sales associated with the purchase of iSYS and $28,137 in amortization expense in cost of sales associated with internally developed intangibles, which are not allocated among the segments and includes $1,370,967 in unallocated corporate costs in general and administrative expense of which $527,333 is comprised of stock options expense.

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

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Revenues, net.  Revenues for the three month period ended September 30, 2009 were approximately $11,379,000 as compared to approximately $8,878,000 for the three month period ended September 30, 2008.  The increase in revenues was primarily attributable to increases in all three of our segments as a result of recent contract awards and expansions made predominately by our federal agency customers.

▪
Our Mobile Telecom Managed Services (“MTEM”) segment experienced revenue growth of approximately 28% from approximately $5,284,000 for the quarter ended September 30, 2008, to approximately $6,761,000 for the quarter ended September 30, 2009.  The positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base.  We anticipate that this segment should continue to demonstrate positive revenue growth in the future as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration.  In addition, we expect future revenue growth of this segment to be further bolstered by the drive of federal agencies and departments to expand the efficiencies and savings that services such as our Mobile Telecom Managed Services have to date proven to generate for these groups.  Also, we are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises through a sales channel strategy utilizing intermediaries to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our PKI credentialing and managed services segment experienced revenue growth of approximately 34%. Revenues increased approximately $397,000 from $1,161,000 for the three month period ended September 30, 2008, to $1,558,000 for the three month period ended September 30, 2009.  This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base.  We anticipate that this segment should continue to demonstrate positive revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure thereof.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the continued long-term growth of this segment.

▪
Our consulting services segment experienced revenue growth of approximately 26%.  Revenues increased from $2,433,000 for the three month period ended September 30, 2008 to $3,060,000 for the three month period ended September 30, 2009.  This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base occurring in this quarter.  Timing delays that occurred in the second quarter of 2009 pushed sales of certain products and services into the third quarter.  While this segment experiences fluctuations from quarter to quarter, we are hopeful that the current growth represents a bottoming trend in revenues as the economy slowly recovers.

Cost of sales.  Cost of sales for the three month period ended September 30, 2009, was approximately $8,704,000 (or 76% of revenues), as compared to cost of sales of approximately $7,382,000 (or 83% of revenues), for the three month period ended September 30, 2008.  This absolute increase in cost of sales was primarily attributable to an increase in revenues.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments.  Our MTEM and PKI segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies.  Our consulting services segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the quarter.  We anticipate improvements in our costs of sales on a percentage basis as our MTEM and PKI segments add economies of scale, which may be partially offset at times by the fluctuation in our consulting services segment revenue mix.

Gross profit.  Gross profit for the three month period ended September 30, 2009, was approximately $2,675,000 (or 24% of revenues), as compared to gross profit of approximately $1,497,000 (or 17% of revenues), for the three month period ended September 30, 2008.  The percentage of gross profit was higher in the third quarter of 2009 as compared to the third quarter of 2008 as a result of higher margins associated with improved economies of scale in our MTEM and PKI segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our consulting services segment.  We anticipate gross profit as a percentage of revenues should increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the three month period ended September 30, 2009, was approximately $333,000, (or 3% of revenues) as compared to approximately $263,000 (or 3% of revenues), for the three month period ended September 30, 2008.  The absolute dollar amount of sales and marketing expanded slightly as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements.  We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended September 30, 2009, were approximately $1,712,000 (or 15% of revenues), as compared to approximately $1,485,000 (or 17% of revenues) recorded by the Company for the three month period ended September 30, 2008.  This increase in general and administrative expenses over those for the three months ended September 30, 2008, was primarily attributable to slight increases in general and administrative costs incurred to support our increasing revenue base.  We anticipate that our general and administrative costs in absolute dollars may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage basis will level out or decrease to the extent our revenue growth expands at a greater pace than our general and administrative costs rise.

Depreciation.  Depreciation expense for the three month period ended September 30, 2009, was approximately $47,000 (or less than 1% of revenues), as compared to approximately $41,000 of such expenses (or less than 1% of revenues) recorded by the Company for the three month period ended September 30, 2008.  This increase in depreciation expense over those for the three month period ended September 30, 2008, was primarily attributable to greater amounts of depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our MTEM and PKI segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may raise our depreciation expenses.

Interest income.  Interest income for the three month period ended September 30, 2009, was approximately $4,000 (or less than 1% of revenues), as compared to approximately $34,000 (or less than 1% of revenues), for the three month period ended September 30, 2008.  This decrease in interest income for the three month period ended September 30, 2009, was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the federal government.

Interest expense.  Interest expense for the three month period ended September 30, 2009, was approximately $32,000 (or less than 1% of revenues), as compared to approximately $76,000 (or less than 1% of revenues), for the three month period ended September 30, 2008.  This decrease in interest expense for the three month period ended September 30, 2009 was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income taxes for the three month period ended September 30, 2009 were approximately $39,000 as compared to no income taxes for the three month period ended September 30, 2008. The Company incurred a deferred income tax expense of approximately $39,000 for the three month period ended September 30, 2009, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income (loss).  As a result of the above, the net income for the three month period ended September 30, 2009, was approximately $515,000 as compared to the net loss of approximately $335,000 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

Revenues, net.    Revenues for the nine month period ended September 30, 2009 were approximately $31,906,000 as compared to approximately $25,293,000 for the nine month period ended September 30, 2008. This increase in revenues was primarily attributable to increases in our MTEM and PKI credentialing and managed services segments, partially offset by a decline in our consulting services segment.

▪
Our MTEM segment experienced revenue growth of approximately 39%, from approximately $14,579,000 for the nine months ended September 30, 2008 to approximately $20,232,000 for the nine months ended September 30, 2009. This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base.  We anticipate that this segment should continue to demonstrate positive revenue growth in the future as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration.   In addition, we expect future revenue growth of this segment to be further bolstered by the drive by federal agencies and departments to expand the efficiencies and savings that services such as our Mobile Telecom Managed Services have to date proven to generate for these groups.  Also, we are presently pursuing several significant service contract opportunities to potentially provide our services, and we are also initiating a new strategy to expand into state and local municipalities and commercial enterprises through a sales channel strategy utilizing intermediaries.  We believe that these efforts should further expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our PKI credentialing and managed services segment experienced revenue growth of approximately 46%. Revenues increased approximately $1,357,000 from $2,945,000 for the nine month period ended September 30, 2008 to $4,302,000 for the nine month period ended September 30, 2009 as a result of various mandates to roll out credential programs to various agencies and contractors. This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base.  We anticipate that this segment should continue to demonstrate positive revenue growth in the future as various federal agency mandates continue to be implemented to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure thereof.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate will support the continued long-term growth of this segment.

▪
Our consulting services segment experienced decreasing revenue of approximately 5%.  Revenues decreased approximately $397,000, from $7,769,000 for the nine month period ended September 30, 2008, as compared to $7,372,000 for the nine month period ended September 30, 2009.  This revenue decrease primarily resulted from lesser revenues being recognized during the nine month period as a result of timing differences that have delayed the recognition of some expected second-quarter revenues into the second half of 2009.

Cost of sales. Cost of sales for the nine month period ended September 30, 2009, was approximately $24,987,000 (or 78% of revenues), as compared to cost of sales of approximately $21,075,000 (or 83% of revenues), for the nine month period ended September 30, 2008. This absolute increase in cost of sales was primarily attributable to an increase in revenues.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all of our segments.  Our MTEM and PKI segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies. Our consulting services segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the nine month period. We anticipate improvements in our costs of sales on a percentage basis as our MTEM and PKI segments add economies of scale, which may be partially offset at times by the fluctuation in our consulting services segment revenue mix.

Gross profit. Gross profit for the nine month period ended September 30, 2009, was approximately $6,920,000 (or 22% of revenues), as compared to a gross profit of approximately $4,218,000 (or 17% of revenues), for the nine month period ended September 30, 2008. The percentage of gross profit was higher in the first nine months of 2009 as compared to the first nine months of 2008 as a result of higher margins associated with improved economies of scale in our MTEM and PKI segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our consulting services segment.  We anticipate gross profit as a percentage of revenues should increase in the near term as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing. Sales and marketing expense for the nine month period ended September 30, 2009, was approximately $828,000 (or 3% of revenues), as compared to approximately $676,000 (or 3% of revenues), for the nine month period ended September 30, 2008. This increase was materially attributable to the expansion of our sales and marketing outreach efforts.

General and administrative. General and administrative expenses for the nine month period ended September 30, 2009, were approximately $4,825,000 (or 15% of revenues.as compared to approximately $4,643,000 (or 18% of revenues), recorded by the Company for the nine month period ended September 30, 2008. This increase in general and administrative expenses over those for the nine months ended September 30, 2008, was primarily attributable to slight increases in general and administrative costs incurred to support our increasing revenue base.  We anticipate that our general and administrative costs in absolute dollars may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage basis will level out or decrease to the extent our revenue growth expands at a greater pace than our general and administrative costs rise.

Depreciation expense. Depreciation expense for the nine month period ended September 30, 2009, was approximately $131,000 (or less than 1% of revenues), as compared to approximately $117,000 (or less than 1% of revenues), recorded by the Company for the nine month period ended September 30, 2008. This increase in depreciation expenses for the nine month period ended September 30, 2009, was primarily attributable to the greater amounts of depreciable assets.

Interest income. Interest income for the nine month period ended September 30, 2009, was approximately $22,000 (or less than 1% of revenues), as compared to approximately $106,000 (or less than 1% of revenues), for the nine month period ended September 30, 2008. This decrease in interest income for the nine month period ended September 30, 2009, was primarily attributable to lesser amounts of cash and cash equivalents available to the Company over this time period.

Interest expense. Interest expense for the nine month period ended September 30, 2009, was approximately $146,000 (or less than 1% of revenues), as compared to approximately $262,000 (or less than 1% of revenues), for the nine month period ended September 30, 2008. This decrease in interest expense for the nine month period ended September 30, 2009 was primarily attributable to the reduction in the outstanding balance of debt instruments held by the Company.

Income taxes. Income taxes for the nine month period ended September 30, 2009 were approximately $118,000 as compared to no income taxes for the nine month period ended September 30, 2008. The Company incurred a deferred income tax expense of approximately $118,000 for the nine month period ended September 30, 2009 as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. As goodwill is amortized for tax purposes but not for book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income (loss). As a result of the above, the net income for the nine month period ended September 30, 2009, was approximately $895,000, as compared to the net loss of approximately $1,375,000 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2008 and through the period ended September 30, 2009, operations were materially financed with working capital, borrowings against the Company’s credit facilities with Cardinal Bank and through the private sale of securities.  During the first quarter of 2009 the Company modified its senior lending facility with Cardinal Bank, which senior lending facility now allows for the Company to borrow up to $5 million at a rate of prime plus 50 basis points.  The new senior lending facility replaced the prior senior lending facility with Cardinal Bank. This senior lending facility matures on June 1, 2010.  This senior lending facility, as modified, provides the Company with continuing liquidity to fund the operations of the business supporting additional contract awards and opportunities to expand the Company’s strategic goals and objectives. Further, on November 5, 2007, the Company entered into a series of agreements with Protexx, Inc., a company from which WidePoint acquired substantially all of that company’s assets and intellectual property in July of 2008.  These agreements allowed for Protexx, Inc. to borrow up to $250,000 from WidePoint on an installment basis between November 5, 2007 and July 31, 2008.   The short-term borrowing facility was converted and eliminated by WidePoint at the time of the asset purchase of Protexx, Inc.

Net cash provided by operating activities for the nine months ended September 30, 2009, was approximately $1.7 million, as compared to cash provided by operating activities of $4.7 million for the nine months ended September 30, 2008.  This decrease in cash generated from operating activities for the nine months ended September 30, 2009 was primarily a result of a decrease in unbilled accounts receivable, a reduction in stock compensation expense, decreases in accounts payable and accrued expenses, offset by improvements to net income from a net loss.  Net cash used in investing activities for the nine months ended September 30, 2009, was approximately $0.2 million, as compared to $5.0 million used in investing activities for the nine months ended September 30, 2008.  The decrease in net cash used in investing activities was primarily attributable to no acquisition activity during the period as compared to the prior period in which we had purchased iSYS.  Net cash used in financing activities amounted to approximately $2.6 million in the nine months ended September 30, 2009, as compared to net cash provided by financing activities of approximately $5.5 million in the nine months ended September 30, 2008. This increase in net cash used in financing activities primarily related to the reduction of acquisition indebtedness and our Cardinal Bank loans.  As a result of the Company’s capital raising in 2008 and profitability in 2009, the Company has had excess liquidity to absorb the pay-down of short-term and long-term debt, while still maintaining sufficient levels of capital resources to fund operations.

As of September 30, 2009, the Company had a net working capital of approximately $4.2 million.  The Company’s primary source of liquidity consists of approximately $3.3 million in cash and cash equivalents and approximately $7.9 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $5.8 million in accounts payable and accrued expenses.   The reduction in Current liabilities for the nine months ended September 30, 2009 was predominately associated with the payment of seller’s notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

▪
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

▪
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

▪
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

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered in the fourth quarter of fiscal year 2007 and during the financial close process for fiscal year 2008. Upon our acquisition of iSYS in January 2008, we further determined that the material weaknesses described above were also present in iSYS’s internal controls. We specifically noted weaknesses associated with the process of recognizing a certain segment of the iSYS revenue and associated direct costs.

Beginning and during the fourth quarter of fiscal 2007, we formulated a remediation plan and initiated remedial action to address those material weaknesses at WidePoint. During the first quarter of 2008, we expanded the scope of our remediation plan to address the material weaknesses related to the internal controls and procedures of iSYS. We have continued our remediation actions through the third quarter of 2009 and expect to continue working on our remediation plan through December 31, 2009.  The elements of the remediation plan are as follows:

▪
Inadequate segregation of duties within a significant account or process. We commenced a thorough review of our accounting staff’s duties and where necessary we have begun segregating such duties with other personnel.

▪
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

▪	Inadequate Income Tax Accounting review process. We commenced a search and review of outside experts to assist us in developing an effective review process for accounting for income taxes.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

During the first three quarters of fiscal year 2009, we undertook a number of measures to remediate the material weaknesses discussed above. Those measures, described under the heading “Remediation Plan for Material Weaknesses,” have been undertaken during the first three quarters of fiscal year 2009 and will continue into the remainder of 2009.  We anticipate these measures will have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting when such "remediation Plan for Material Weaknesses" is completed.

Other than as described above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	November 16, 2009	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

	November 16, 2009	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer