Form 10-K
period 2009-12-31
WIDEPOINT CORP
filed 2010-03-31
CIK 1034760

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes    ☒       No     ☐

Indicate by check mark whether the registrant has submitted electronically all data and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

Yes    ☐       No     ☐

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

Large accelerated filer    ☐           Accelerated filer    ☐             Non-accelerated filer     ☐
Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐               No    ☒

State the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    $25,978,388.

As of March 24, 2010, the registrant had 61,375,333 shares of its Common Stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS.

Forward Looking Statements

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a provider of technology-based products and services to both the government sector and commercial markets.   WidePoint was incorporated in Delaware on May 30, 1997.  We have grown through the acquisition of highly specialized regional information technology (“IT”) consulting companies.  Since the first acquisition in 1998, all of the WidePoint companies are united by a common set of corporate values.

*  The belief in 100% customer satisfaction.

*  An innovative and entrepreneurial approach to business problems.

*  A reputation for being an employee-centric organization where the concern for, and appreciation of, its highly skilled and competent staff encourages both personal and professional growth.

Our expertise lies in three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management (formerly referred to as our “Wireless Telecommunications Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), and Consulting Services and Products.  These segments offer unique solutions and proprietary intellectual property (“IP”) in mobile and wireless full life cycle management solutions; cybersecurity solutions with specific subject matter expertise, U.S. government certifications and authorizations, and IP in identity management and information assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.  For additional information related to our three business segments and operational entities, see our Overview Section of management’s discussion and analysis of financial condition and results of operations and Note 9 of our consolidated financial statements in this Form 10-K.

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

Our staff consists of business professionals and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment.  Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings.  As a service organization, our customers are our primary focus.

Business Segments

Wireless Mobility Management

WidePoint, through our wholly-owned subsidiary iSYS LLC (“iSYS”), utilizes our extensive experience working with government and commercial enterprises to develop well-managed solutions that take the pain out of managing wireless telecommunications (“telecom”) expenses and devices.  We work with carriers to build a complement of services that work in our clients’ interest.  A key to our success is providing a single source from which to manage the wireless assets of our clients.  We establish a standard process that focuses on the goals of the entire organization rather than counter-productive individual desires that often occur with personal communication devices.  Our approach allows our clients to take an overall look at their communication network and identify issues that affect mission requirements, cost to the organization, and employee performance.   We provide a variety of reports that provide data for periodic reviews and strategic decision-making.  We find that our mobile services generally save our clients 30% to 65% of their current wireless costs.

At the core of our approach is a comprehensive database of all of our client’s telecom assets.  Our web-based portal allows our clients to view where their assets are located throughout their organization.  By understanding the types of devices that are deployed and how they are used, our clients can effectively manage their current inventory and control new procurements. We also take advantage of bulk savings for our clients by utilizing all available voice, data, and message plans offered by the carriers, so our clients only pay for the services they utilize.  We also secure our clients valuable telecom assets.  We believe that telecom resources are extremely valuable assets to our clients’ organizations – valuable both in terms of equipment and information capture.  With a strong record of working with some of the most sensitive government and corporate clients, we build solutions that ensure the privacy of both corporate and personal information.  Our centralized approach helps to prevent security breaches and ensure that information resides within our client’s organization instead of within individual user populations.

Cybersecurity Solutions

We believe a trusted digital identity, protection of data in motion, information assurance and the various tools, infrastructure, and methods to safeguard and protect digital information is critical in today’s information age. WidePoint has operational experience and subject matter expertise in all facets of identity proofing, credential issuing and public key technology.  In government as in business, knowing whom you’re dealing with is essential when using any form of electronic communications. Businesses need identity assurance for commercial enterprises such as e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital form signing.

WidePoint understands and has delivered compliant identity management solutions critical to our customers’ successes. We believe that, through our subsidiaries Operational Research Consultants (“ORC”), Protexx, and the recently established Advanced Response Concepts (“ARCC”), we are positioned at the forefront of implementing these key solutions.  Our clients get the strength and experience of a premier organization in the information assurance (“IA”) industry. We believe we implement a system that is right the first time and ready to support our clients through the life cycle of identity management solutions.

We also provide an analysis of an organization’s business and technical policies across application and data resources for the implementation of various devices such as smart cards, security tokens, cell phones and personal computers, and efficiently implementing these capabilities by incorporating higher levels of automated infrastructure.  Our implementation enables an organization to quickly deploy a fully operational capability, providing the highest levels of identification and authorization of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, our credentials used to accomplish all of these requirements are interoperable with any other U.S. federal agency or organization choosing to accept U.S. federally-compliant credentials.

WidePoint’s wholly-owned subsidiary, ORC is certified by the federal government to facilitate public access to the services offered by Government agencies through the use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov and participating U.S. Government agencies. These Credentials can be used to:

    * Authenticate to government and organization websites containing “Sensitive But Unclassified  information.”

    *  Contract for the purchase of goods or services.

    *  Verify the identity of electronic mail correspondents.

    *  Verify the identity of web/ application servers.

    *  Verify the identity of individuals accessing data servers.

    *  Verify the integrity of software and documents posted on data servers.

Our Digital Certificate Credential services include the Department of Defense External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider.

Consulting Services and Products

We offer a full range of consulting services and products to support our clients’ IT needs. We draw upon the expertise and talents of our consultants and combine this with our business knowledge, so that our clients see results quickly and responsively.  Through the combination of select products that we offer along with our consultants’ subject matter expertise we provide our clients with a diverse selection of IT integrated consulting services. Among these services are:

IT Architecture and Planning

We offer IT architecture and planning services to ensure that our clients get the most from their IT investments. Our experience enables us to help our clients make important decisions that align IT with business goals and objectives. Our approach is to be our client’s strategic advisor without vendor or technology specific bias in the following areas:

    * IT Strategic Planning

    * Software Selection

    * Project Management

Software Implementation Services

Our software implementation services team provides our clients with the creative and technical expertise needed to execute projects of any size. Our consultants follow a rapid, iterative methodology that provides benefits and reduces the risks typically associated with software implementation projects.  We possess specific competencies and experience in the following areas:

    * Application Development

    * Application Integration

    * Business Intelligence

IT Outsourcing

Within today’s business environment, less time spent worrying about the IT needs of our clients means more time spent on the success of the core activities of their businesses. Our IT Outsource specialists work with our clients to develop a customized solution that cost effectively provides for their IT needs.   We specialize in the following areas:

    * Infrastructure Management

    * Applications Management

    * IT Strategic Planning

Information Assurance (IA)

Our wholly-owned subsidiary iSYS provides a full range of Information Assurance support services to help our customers to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation.  Additionally, our IA services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery.   Our IA services include:

        * Certification and Accreditation

* Security Architecture Design

* System Security Planning

* Security Risk Assessment and Mitigation Planning

* Vulnerability Testing and Remediation

* Customizable IA plans and processes to correspond to customer needs

* Continuity of Operations Planning

Forensic Informatics

Our wholly-owned subsidiary iSYS provides systems engineering services that specialize in forensic informatics (“Forensic Informatics”) to federal, state, and local government agencies throughout the U.S.  As the need for faster and more efficient information systems in support of our nation’s law enforcement personnel continues to increase, we team with our customers and other IT partner companies to provide superior IT services support.

Our support services address on-going enhancements to existing IT systems along with developing new IT systems that incorporate the evolution of long-term advanced hardware and software technologies. In supporting the federal, state, and local government agencies, we provide full life cycle system support services that include: software development, system integration, testing, security engineering, training, and operations & maintenance services to our customers.

Business Growth Strategy

Our objective is to grow our business profitably as a premier technology-based provider of product and services to both the government sector and commercial markets with a current emphasis placed on growing our government sector in two managed services segments: Wireless Mobility Management and Cybersecurity Solutions.  Our strategies for achieving this objective include the following:

•	Expanding our Customer Base.

Since inception, and with each of the companies we have acquired, we have focused on providing IT-based solutions and services to our customers.    We intend to capitalize on our long-term relationships with our customers and our reputation within the Department of Defense and other government agencies and corporate clients, to attract new customers and to cross-sell our array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government procurement process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to many of our customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with our customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers.  Because many of our personnel are on-site with our customers or work in close proximity to our customers, we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

•	Targeting High Growth Segments of the Market

We believe the projected growth in government IT spending and outsourcing of key components of their processes, such as identity management services and mobile telecom expense management services, will offer opportunities for the management and delivery of advanced technology solutions for enterprise applications and information systems.  We intend to continue to target and expand our service offerings in high growth program areas.  In particular, we intend to focus on developing or providing new or improved solutions in cyber security/information assurance, including cyber security and homeland defense programs, and other identity management and infrastructure solutions for secured system environments. We also plan to continue to target customers seeking to improve their information technology infrastructures and systems, especially those charged with building and operating enhanced web-based collaboration/sharing platforms.

•	Preparing our Infrastructure for Growth

We continue to place emphasis upon developing our operational competencies and disciplines, and our sales/marketing and financial infrastructure, to allow us to both support and expand our growth opportunities.  We believe it is important to strengthen this underlying infrastructure so we can develop new marketing channels, develop new and continuing customers, identify new market opportunities, and support the general and administrative requirements attributable to our growth strategies.

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

Recent Acquisitions

iSYS, LLC.  In January 2008, we completed the acquisition of iSYS, LLC.  The iSYS acquisition expanded our U.S. federal customer base and our information assurance offerings while adding forensic informatics, information assurance, and mobile telecom managed services to our product and service offerings.  iSYS was formed in Virginia, with operations in the greater Washington, D.C. area and Columbus, Ohio. iSYS provides services predominantly to the U.S. federal government and has recently expanded its operations into local and state jurisdictions and to commercial enterprises. We believe that the introduction of our capabilities in providing credentialing services to the iSYS client base may provide an attractive cross-selling opportunity consistent with our product portfolio strategy.

Protexx, Inc. In July 2008, we completed the purchase of the assets and intellectual property of Protexx, Inc., through our wholly-owned subsidiary, Protexx Acquisition Corporation.  Protexx, Inc. was a development stage provider of software-based authentication and encryption solutions to government, military, first responder and commercial enterprises.  We believe that the acquisition of the assets and intellectual property of Protexx, Inc. should allow us to cost effectively expand our capabilities within our identity management segment, expanding our customer base beyond the federal marketplace and providing a less expensive alternative to our existing, government certified public key infrastructure managed service offerings.

Clients

Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S.  We have experience and expertise in the following industries: U.S. federal government agencies and associated contractor suppliers, manufacturing firms, consumer product goods firms, direct marketing firms, healthcare firms and financial services firms.  Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises.  Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients.   The following table sets forth our significant customers and the percentage of our revenue derived from each in 2009 and 2008.

Customer Name	2009 (%) Revenue	2008 (%) Revenue
Transportation Security Administration (“TSA”)	22%	26%
Department of Homeland Security (“DHS”)	22%	20%
Washington Headquarters Services (“WHS”)	18%	14%

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on results.

Marketing and Sales

We focus sales and marketing efforts on targeting federal government and corporate clients with significant and/or critical mobile telecom expense management budgets and requirements, U.S. federal agencies and large corporate user groups requiring identity management compliant solutions for logical and physical access to federal installations and systems, and large corporate users with significant IT budgets and requirements.  While we perform work for companies in various industries, the majority of our revenues for 2009 and 2008 were derived from contracts and projects with U.S. federal government agencies and U.S. federal government contractors.  Prospectively, we expect a majority of our revenue to continue to be derived from contracts with the federal government and related contracting opportunities.

We market our solutions through our direct sales force, and alliances with several strategic partnerships in specific industries.  The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services.  Strategic partnerships and alliances provide us with additional access to potential clients.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (GWACS), Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts, and Blanket Purchase Agreements (BPAs) based upon GSA Schedule rates. Our major prime contracts are with various departments of the Department of Defense (“DoD”), the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and Customs and Border Protection (“CBP”).  We also hold a number of large indefinite-delivery, indefinite-quantity (“IDIQ”) contracts that extend our capability to expand our revenue base, including, but not limited to:

•
The General Services Administration (“GSA”) contracts for the Federal Strategic Sourcing Initiative (FSSI) for Telecommunications Expense Management (TEM), Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (PES), the Solutions and More (“SAM”), Streamlined Technology Acquisition Resources for Services (STARS), and the IT Schedule – 70.

•	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS “) 3 contract.

•	The Federal Bureau of Investigation (“FBI”) Technical Support and Development Contract (TSDP).

•	The SeaPort-e Contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers (NSWC) and the Naval Undersea Warfare Centers (NUWC).

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

In addition, the U.S. Government and other government entities may terminate a contract for default.  If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.  Although we have not experienced terminations for defaults in the past, and thus have not had any material adverse effect on us historically, no assurance can be given that such terminations will not have an effect on our financial condition or results of operations in the future.

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Competition

The competitive profiles for the services we provide vary for each of our three segments.

Our key competitors in our Wireless Mobility Management segment within the U.S. federal marketplace currently include:  Avalon Technologies, Profitline (working through Booz Allen & Hamilton), Tangoe, and Rivermine.  We believe that the major competitive factors in the federal marketplace are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management personnel with domain expertise.  Our key competitors in the commercial marketplace other than the above-named competitors are a large number of small-sized participants, as the marketplace is presently fragmented.  The key competitive factors in the commercial marketplace are the same as in the federal marketplace with an added focus on cost-effective pricing of services.

Our key competitors in our Cybersecurity Solutions segment currently include a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.  The same companies that are our competitors will, at times, team with us or subcontract to us in the pursuit of new business.  We believe that the major competitive factors in this segment are distinctive technical competencies, governmental approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

Our key competitors in our consulting services segment include divisions of large defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, EDS, Unisys, Computer Services Corporation, Science Applications International Corporation, and Manpower, as well as a number of small and mid-size companies.  Because of the diverse requirements of U.S. government customers and large corporate customers and the highly competitive nature of large procurements, corporations frequently form alliances or teams to pursue contract opportunities.  The same companies listed as competitors will, at another point in time, team with us or subcontract to us in the pursuit of new business.   Our consulting services segment is highly competitive in both the U.S. federal government as well as in the commercial marketplace.

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

Personnel

As of December 31, 2009, we had a total of 92 employees with 87 full time employees and 5 part-time employees.  We also periodically employ additional consultants and temporary employees.

Our offices are located in areas populated by military personnel (both retired and active duty), and highly skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former coworkers.

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

Available Information

Our internet address is www.widepoint.com.  We make available through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”).

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company’s principal executive office as of December 31, 2009 is located at 18W100 22nd St., Suite 104, Oakbrook Terrace, Illinois and consists of approximately 1,500 square feet of office space that expires in August 2010, with an option for an additional year. The annual rental cost for this office is approximately $17,000.

The principal office of ORC, a WidePoint subsidiary, is located at 1723 South Park Court, Chesapeake, Virginia and consists of approximately 2,400 square feet under a month-to-month lease that expires on April 30, 2012.  The annual lease for this office is approximately $34,000.

ORC also maintains a secure facility in Fairfax, Virginia.  The Fairfax office, which houses the Company’s identity assurance managed services business segment and its related Secure Network Operating Center, is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, and consists of a total rentable area of approximately 11,900 sq. ft.  The lease for this office has been extended and will expire March 15, 2014, and costs approximately $343,000 annually.

The principal office of iSYS, a WidePoint subsidiary, is located at 7926 Jones Branch Drive, McLean, Virginia and consists of approximately 2,400 square feet under a lease with an annual rent of approximately $55,000 expiring December 31, 2014. iSYS also maintains a call center for the mobile telecom managed services group in Columbus, Ohio and consists of a total rentable area of approximately, 4,400 square feet.  The annual rental cost is approximately $66,000 under the lease expiring May 31, 2012.

Our Protexx subsidiary’s facility at 10 Fairway Drive, Suite 216, Deerfield Beach, Florida is under a month-to-month lease with a total annual rental cost of approximately $14,000.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding the executive officers and certain significant employees of the Company as of March 31, 2010:

Name	Age	Position

Steve L. Komar	68	Chief Executive Officer and Chairman of the Board

James T. McCubbin	46	Executive Vice President, Chief Financial Officer, Secretary, Treasurer, and Director

Ronald S. Oxley	63	Executive Vice President – Business Development, and Director

Daniel E. Turissini	50	Chief Technology Officer and Chief Executive Officer and President - Operational Research Consultants, Inc.
Jin Kang	45	Chief Executive Officer and President – iSYS LLC.

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

James T. McCubbin has served as a director and as our Secretary since November 1998. In May 2008, Mr. McCubbin was promoted to Executive Vice President and Chief Financial Officer.  Prior to that time, from August 1998 till May 2008, Mr. McCubbin served as our Vice President and Chief Financial Officer.  Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to joining WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin presently serves on the Board of Directors of Tianjin Pharmaceutical Company and is Chairman of its Audit Committee, Nominating Committee, and Compensation Committee. Mr. McCubbin also serves on the Board of Directors of The Quigley Corporation and serves on its Audit Committee.  Mr. McCubbin was on the Board of Directors of Redmile Entertainment until his resignation on March 1, 2008. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.

Ronald S. Oxley has served as a director since his appointment on August 15, 2006. Mr. Oxley became the Executive Vice President – Business Development for the Company in May 2008 and as a result, resigned from his position as Chairman of the Corporate Governance and Nominating Committee, and member of the Audit Committee and Compensation Committee. Mr. Oxley has had a distinguished career within the U.S. Federal Government and industry. His U.S. federal government career spanned almost 28 years with the Office of the Secretary of Defense and with the Departments of the Navy, Army and Air Force where he held various senior level executive positions. The last nine years of his federal career were at the Office of the Secretary of Defense where he monitored the development of the office’s defense-wide strategic vision and implementation plan for command, control, communications, intelligence, surveillance and reconnaissance.  Subsequent to his U.S. federal government career he also successfully honed his business skills as a senior level executive with several prominent U.S. federal government contractors that included Litton/PRC, Emergent Information Technologies and L-3 Communications. Mr. Oxley currently serves as an executive vice president of ARC International Corporation. Prior to joining ARC in 2004, Mr. Oxley was president and general manager of L-3 Communications Analytics Corporation based in Vienna, Virginia. Mr. Oxley came to L-3 in April 2000, from Litton/PRC Inc, where he was senior vice president of business development and marketing.  Mr. Oxley was awarded a series of Meritorious Service Awards and was nominated for a Presidential Executive Career Award in 1996. Mr. Oxley holds a top secret SCI clearance with life style polygraph. He holds a Master of Science degree in systems management from the University of Southern California and a Bachelor of Science degree in business administration from California State University.

Daniel E. Turissini has served as the Vice President and Chief Technology Officer of WidePoint since December 2005.  Mr. Turissini has also served as the Chief Executive Officer of ORC, a wholly-owned subsidiary, since our acquisition of ORC on October 25, 2004.  Mr. Turissini was a founding partner of ORC in 1991 and served as ORC’s principal operating officer since its inception.  An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC.  While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD.  From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc.  From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate.  Mr. Turissini is a graduate of the U.S. Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.

Jin Kang serves as the Chief Executive Officer and President of iSYS, a wholly-owned subsidiary of the Company, since our acquisition of iSYS on January 4, 2008.  Mr. Kang founded the company in 1999 and has managed iSYS since its inception. Mr. Kang has over 20 years of professional experience in the Federal Government Information Technology Services field. Prior to founding iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales.  Mr. Kang received a Bachelor and a Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

Our executive officers are appointed by and serve at the discretion of the board of directors.  There are no family relationships among any of our executive officers or directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the NYSE Amex under the symbol “WYY” and the Frankfurt and Berlin exchanges under the symbol “ZMX.”

The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE Amex for each of the periods indicated:

2009	High	Low
Fourth Quarter	$0.88	$0.64
Third Quarter	0.70	0.53
Second Quarter	0.63	0.40
First Quarter	0.42	0.18

2008	High	Low
Fourth Quarter	$ 0.45	$0.15
Third Quarter	1.17	0.35
Second Quarter	1.35	1.02
First Quarter	1.44	1.14

As of the close of business on March 23, 2010 there were 159 registered holders of record of the Company’s Common Stock.

Equity Compensation Plan Information:

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference in Item 12.

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

The Company repurchased no shares of its Common Stock during the fourth quarter of 2009.

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

Overview

WidePoint Corporation (“WidePoint” or the “Company”) is a technology-based provider of product and services to both the government sector and commercial markets.   WidePoint was incorporated in Delaware on May 30, 1997.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies in the following three business segments: Wireless Mobility Management Solutions; Cybersecurity Solutions; and Consulting Services and Products.  These business segments offer unique solutions in wireless mobility, cybersecurity and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.  For additional information related to our three business segments, see Note 9 to our financial statements in this Form 10-K.

WidePoint has three material operational entities, iSYS, which we acquired in January 2008; ORC, which we acquired in November, 2004; and WidePoint IL, Inc.. We also operate Protexx Acquisition Corp as Protexx, which we acquired in July 2008, and which is still in the developmental stage.

iSYS specializes in wireless mobility solutions, forensic informatics, and IA services, predominantly to various agencies and departments of the U.S. Government.

ORC specializes in cybersecurity solutions with a focus in IT integration and secure authentication processes and software, and providing services to the U.S. Government.  ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.

WidePoint, IL specializes in IT consulting services predominately in the Chicagoland area and cross-sells various services of our other operating subsidiaries.

Protexx, which is a development stage company, specializes in identity assurance, and mobile and wireless data protection products and services.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings. This effort has already been augmented by our acquisitions of ORC and iSYS, our asset purchase of Protexx, and our internal growth initiatives.

With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved substantially.  iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. The Company intends to continue to leverage the synergies between itself and iSYS, and cross sell its technical capabilities into each separate marketplace serviced by our respective subsidiaries.

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

As a result of our acquisitions, which predominantly operate in the U.S. federal marketplace, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (i.e., the first quarter of the government’s fiscal year). Further, a change in senior government officials may negatively affect the rate at which the federal government purchases the services that we offer.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. WidePoint believes that the estimates, judgments and assumptions upon which the Company relies are reasonably based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, the Company’s financial statements will be affected. The significant accounting policies that WidePoint believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•           Revenue recognition;

•           Allowance for doubtful accounts;

•	Stock-based compensation;

•           Goodwill value;

•	Intangible assets value; and

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. We have a standard internal process that we use to determine whether all required criteria for revenue recognition have been met.

Revenue from the sale of PKI credentials is recognized when delivery occurs.  Arrangements with customers on PKI related contracts may involve multiple deliverable elements.  In these cases, the Company applies the principles prescribed in ASC 605-25, “Multiple-Element Arrangements.”  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by ASC 605-25, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

Our revenues are derived primarily from services provided by our employees and the pass through of costs for materials and subcontract efforts under contracts with our customers. We derive the majority of our revenue from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts.

▪
Cost-reimbursable contracts – Revenues for cost-reimbursable contracts are recorded as reimbursable costs are incurred, including an estimated share of the applicable contractual fees earned. For performance-based fees under cost-reimbursable contracts, we recognize the relevant portion of the expected fee to be awarded by the client at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the client regarding performance. For cost-reimbursable contracts with performance-based fee incentives that are subject to customer acceptance,  we recognize the relevant portion of the fee upon customer approval in accordance with the guidance of  “Customer-Specific acceptance provisions  outlined in SEC Topic 13, Revenue Recognition, par. 3b.

▪
Time and materials – For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed-price production contracts, revenue is recognized at a rate per unit as the units are delivered or by other methods to measure services provided.

▪
Other long term contracts – Revenue from other long-term fixed-price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Allowance for Doubtful Accounts

WidePoint determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.  As of December 31, 2009 there was a reserve of approximately $52,000 made after the Company reviewed and determined that a specific receivable was doubtful as to it collectability. Predominately and because of the Company’s history of minimal credit losses and the nature of the Company’s customers the Company does not make general reserves for bad debts but does make specific allowances in certain cases.  As no specific accounts were in doubt at December 31, 2008, no allowance for doubtful accounts was believed necessary at that time.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. Authoritative guidance on accounting for business combinations indicates that goodwill is not subject to amortization and annual review is required for impairment.  The impairment test under current guidance is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The impairment tests were applied to the two reporting units having goodwill, ORC and iSYS.  The allocation of goodwill to those two units is based upon the original purchase price allocations when those subsidiaries were acquired. The Company’s annual impairment testing date is December 31.  Goodwill is a significant item on the Company’s balance sheet and represents approximately 37% of our total assets as of December 31, 2009.  Goodwill is identified on the face of the Balance Sheet.

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

Internally Developed Intangibles:

The Company recognizes an internally developed software whenever the costs of the internally generated software are beyond the research and development stage and is provable for which the costs of such efforts are specifically identifiable, has a determinate life, and is not inherent in a continuing business and is not related to a reporting entity as a whole.  The software development costs recognized as internally developed are amortized over the Company’s estimate of their useful lives.  Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from the expected future cash flows and its carrying amount exceeds its fair value.

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

As of December 31, 2009, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets.  Long-lived assets are a significant item on the Company’s balance sheet and represent approximately 42% of our total assets.  Any impairment as a result of the estimate utilizing undiscounted net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations.  Long-lived assets are identified on the face of the Balance Sheet as Intangibles.  Amortization of Intangibles is identified on the face of the Statement of Operations within Cost of Sales.

Accounting for Income Taxes

WidePoint accounts for income taxes under the asset and liability method whereby deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2010 through 2029.  As such, the Company has recorded a full valuation allowance against net deferred tax assets. WidePoint believes that its estimates are reasonable, given the lack of historical earnings and the fact that there may be significant limitations placed on the use of the NOL carryforwards.  There is, however, a significant possibility that the Company will have sufficient income in the future to utilize substantial portions of the deferred tax assets. No assurance can be given that the final outcome of these matters will not be different than that which is described above.  Such a change in the estimate reflected in the historical income tax provisions could have a material effect on the income tax provision and net income in the period in which such determination is made.  The Company has performed a Section 382 analysis and we have determined preliminarily that approximately $4.9 million of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that have occurred.  The result of the potential limitations was not significant to the results of operations and financial condition for the year ended December 31, 2009.

Accounting Standards Updates

Revenue Recognition – In October 2009, the Financial Accounting Standards Board (FASB) issued guidance to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as these products or services often are provided at different points in time or over different time periods.  This guidance establishes how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on the Company’s results of operations or financial position.

FASB Codification - On July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) became the single authoritative source for nongovernmental U.S. generally accepted accounting principles (GAAP). The ASC supersedes all previous authoritative GAAP applicable to the Company and is effective for interim and annual periods ended after September 15, 2009.

Business Combinations and Identification of Reporting Units - On January 1, 2009, the Company adopted authoritative guidance on accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs. At December 31, 2009, there was no deferred tax asset valuation allowance that was attributable to prior business combinations.

Additionally, the newly adopted authoritative guidance changes the definition of a “business” which can have impacts on the identification of reporting units used to measure goodwill for impairment. The Company has assessed this impact and has determined there are no material impacts to the identified reporting units to which goodwill is assigned and the related impairment testing of such goodwill. Goodwill is more fully described in Note 4 to the financial statements.

Fair Value Measurements - On September 2006, FASB issued guidance that defines fair value, establishes a single definition of fair value and a framework for measuring fair value in that is intended to result in increased consistency and comparability in fair value measurements. The guidance was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.  In early 2008, the FASB delayed by one year the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to adopt this deferral.

On January 1, 2009, the Company adopted the authoritative guidance on fair value measurements for nonfinancial assets and liabilities that was deferred.  With the expiration of the deferral, the fair value measurement and disclosure requirements now apply for the first time impact the Company in the following areas:

•	Goodwill and indefinite-lived intangible asset impairment testing which involves the fair value measurement of reporting units, assets, and/or liabilities

•	Nonfinancial long-lived assets (such as PP&E) measured at fair value for impairment assessment

Subsequent Events - Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.

Results of Operations

Year Ended December 31, 2009 Compared to the Year ended December 31, 2008

Revenues.  Revenues for the year ended December 31, 2009, were approximately $43.3 million, an increase of $7.8 million, as compared to revenues of approximately $35.5 million for the year ended December 31, 2008. This increase was materially attributable to growth in our Wireless Mobility Management and Cybersecurity Solutions segments, offset by a slight reduction in revenues in our Consulting Services segment.  This revenue growth in the Wireless Mobility Management and Cybersecurity Solutions segments was attributable to expansions in their respective current customer base along with the addition of new customers in 2009.

Our Wireless Mobility Management segment experienced revenue growth of approximately 30% with revenues increasing approximately $6.3 million from approximately $21.0 million for the year ended December 31, 2008 to approximately $27.3 million for the year ended December 31, 2009.  This growth occurred primarily as a result of continuing adoption and expansion of the Company’s services within the U.S. federal government agencies it presently represents, augmented by the addition of several additional agencies that awarded the Company contracts in 2009.  In the long-term we anticipate our Wireless Mobility Management segment should continue to expand as we witness further adoption by the U.S. federal agencies and departments, and as we reach out and continue to expand our marketing to state and local municipalities and large commercial enterprises.

Our Cybersecurity Solutions segment experienced revenue growth of approximately 50% with revenues increasing approximately $1.9 million from approximately $3.8 million for the year ended December 31, 2008, to approximately $5.7 million for the year ended December 31, 2009.  This growth occurred primarily as a result of the continued adoption and expansion of several programs supported by various U.S. Federal Government agencies.  In the long-term we anticipate that our Cybersecurity Solutions segment should continue to grow as various U.S. Federal Government agencies continue to sponsor and expand programs that strengthen their ability to monitor and maintain identity management solutions and as commercial enterprises adopt similar goals.

Our Consulting Services segment experienced decreased revenues of approximately $0.3 million from approximately $10.7 million for the year ended December 31, 2008 as compared to approximately $10.4 million for the year ended December 31, 2009.  This decrease in revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a reduction in revenues associated with our software reselling activities within this segment during the fourth quarter of 2009.

Cost of Sales.  Cost of sales for the year ended December 31, 2009, was approximately $33.8 million, or 78% of revenues, an increase of approximately $4.9 million above cost of sales of approximately $28.9 million, or 81% of revenues, for the year ended December 31, 2008.  Cost of sales as a percentage decreased approximately 3% from 81% of revenues for the year ended December 31, 2008 to 78% of revenues for the year ended December 31, 2009.  The percentage decrease was materially due to a greater mix of higher margin services sold in our fiscal year 2009 as compared to our fiscal year 2008.  The increased mix was related to the growth in our Wireless Mobility Management and Cybersecurity Solutions segments as they related to our overall product mix in the two fiscal periods.  The absolute dollar increase in cost of sales was substantially attributable to higher revenues, combined with iSYS’ service offering that includes an option that provides for the payments of carrier charges on behalf of some of the customer base.   These charges are embedded into the service fees associated with the cost of providing some of our mobile telecom offerings to certain customers. We do not separately measure our profit margins for contracts with this feature.    Depreciation and amortization applied to cost of sales also increased approximately $105,000 from $846,000 for the year ended December 31, 2008 to approximately $951,000 for the year ended December 31, 2009.  The increase was substantially a result of the addition of internally generated software amortization expense in support of our Cybersecurity Solutions segment. We believe that as our percentage of business from our higher margin services expands in relationship to our lower margin services that our overall cost of sales as a percentage may decrease in the future.  The cost elements related to consultant salaries, benefits and expenses at all of our subsidiaries are substantially similar.

Gross profit.  Gross profit for the year ended December 31, 2009 was approximately $9.5 million, or 22% of revenues, an increase of $2.9 million as compared to gross profit of approximately $6.6 million, or 19% of revenues, for the year ended December 31, 2008.  Gross profit expanded 3% as a result of a percentage decrease in cost of sales related to a greater mix of higher margin services offered by the Company’s Wireless Mobility Management and Cybersecurity Solutions segments in relationship to the Company’s overall revenue mix.

Sales and marketing.  Sales and marketing expenses for the year ended December 31, 2009 were approximately $1.1 million, or 3% of revenues, as compared to approximately $0.9 million, or 3% of revenues, for the year ended December 31, 2008.  The increase in sales and marketing expenses for the year ended December 31, 2009, was primarily attributable to an increase in sales and marketing expenditures for new personnel and tools as we increased our efforts to expand our sales and marketing infrastructure as part of our strategy to further increase our presence into the federal marketplace, which was partially offset by reductions in sales and marketing personnel within our commercial marketplace.  As we expand our sales and marketing efforts these costs may increase.

General and administrative.  General and administrative expenses for the year ended December 31, 2009 were approximately $6.5 million, or 15% of revenues, as compared to $6.2 million, or 18% of revenues, for the year ended December 31, 2008.  The absolute dollar increase was attributable to increasing general and administrative infrastructure costs associated with operating a larger business while the percentage decrease was primarily attributable to greater revenues that more than offset the absolute dollar increase in our general and administrative expenses.

Depreciation expense.  Depreciation expense, net of depreciation in cost of sales, for the year ended December 31, 2009 was approximately $179,000, or less than 1% of revenues, an increase of approximately $18,000, as compared to approximately $161,000 of such expenses, or less than 1% of revenues, recorded by the Company for the year ended December 31, 2008. The increase in depreciation expenses for the year ended December 31, 2009 was primarily attributable to the increased pool of depreciable assets.

Interest income (expense).  Interest income for the year ended December 31, 2009 was $28,000, a decrease of $107,000 as compared to $135,000 for the year ended December 31, 2008.  The decrease in interest income in 2009 was primarily attributable to lower interest rates payable on savings accounts in comparison to 2008. Interest expense for the year ended December 31, 2009 was $176,000, a decrease of $161,000 as compared to $337,000 of interest expense for the year ended December 31, 2008.  The decrease in interest expense in 2009 was primarily attributable to lesser expenses associated with the debt instruments issued by the Company in connection with the acquisition of iSYS.

Income taxes.  Income taxes for the year ended December 31, 2009 were approximately $157,000 as compared to $157,000 in income taxes for the year ended December 31, 2008.  The Company incurred a deferred income tax expense of approximately $157,000 and $157,000 for the years ended December 31, 2009 and 2008, respectively, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is amortized for tax purposes and goodwill is considered a permanent asset and not a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill becomes impaired, and/or is disposed of.  The deferred tax liability can be offset by future taxable earnings and the deferred tax expense is a non-cash expense.  ASC Topic 740 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets.  Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

Net income (loss).  As a result of the above, the net income for the year ended December 31, 2009 was approximately $1.4 million, an increase of $2.5 million, as compared to the net loss of approximately $1.1 million for the year ended December 31, 2008.

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

			2009
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$27,305,834	$5,675,467	$10,362,752	$-	$43,344,053
Operating income including amortization and depreciation expense	3,047,541	1,030,700	289,780	(2,651,891)	1,716,130
Interest Income (expense), net				(148,734)	(148,734)
Other income (expense), net			(49)		(49)
Pretax income					1,567,347
Income tax expense				(156,891)	(156,891)
Net earnings					1,410,456

			2008
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$20,989,371	$3,755,122	$10,714,460	$-	$35,458,953
Operating income (loss) Including amortization and depreciation expense	1,400,183	7,105	269,016	(2,403,831)	(727,527)
Interest Income (expense), net				(202,107)	(202,107)
Other income (expense), net				(3,927)	(3,927)
Pretax income					(933,561)
Income tax expense				(156,891)	(156,891)
Net loss					(1,090,452)

Liquidity and Capital

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2009 and 2008, operations were primarily financed with working capital, senior debt, issuance of common stock, and stock option and warrant exercises.

Cash provided by operating activities for the year ended December 31, 2009, was approximately $5.1 million as compared to cash provided by operating activities of approximately $2.7 million for the year ended December 31, 2008.  The increase in cash generated from operating activities for the year ended December 31, 2009 was primarily a result of higher accounts payable and accrued expenses, offset somewhat by a decrease in deferred revenue as a result of the performance of a prepayment on work contracted and paid by a customer in 2008.  Accounts payable increased solely due to the timing of payments being pushed to January 2010.  The 2009 cash portion of the earnout of approximately $690,000 is included in the accrued expenses at December 31, 2009.  The decrease in cash used in investing and financing activities were primarily due to the payoff of a sellers note for the purchase of iSYS, associated payments to the former owner of iSYS, pursuant to earnout provisions in connection with the Company’s purchase of iSYS and the attainment by such former owner of the required performance thresholds, and for the additional purchase of equipment. Capital expenditures in property and equipment were approximately $258,000, excluding any capital leases for the year ended December 31, 2009, as compared to capital expenditures in property and equipment of approximately $96,000, excluding capital leases for the year ended December 31, 2008.

Substantially all of the increases in assets and liabilities in the Company’s balance sheet were attributable to the Company’s greater revenues and profitability in 2009, which increased current assets and liabilities. This was augmented by increases in goodwill as the result of the realization of the earnout by iSYS, LLC in fiscal year 2009, and further augmented by the continuing payoff of debt related to the Company’s term note in connection with the purchase of iSYS, LLC in fiscal year 2008.

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

WidePoint believes that its current cash position is sufficient to meet capital expenditure and working capital requirements through 2010.  However, constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources.  The Company must also continue to generate positive cash flows to support our debt service and the continued paydown of our outstanding term note. Additionally, a major expansion might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

As of December 31, 2009, the Company had net working capital of approximately $4.0 million.  WidePoint’s primary source of liquidity consists of approximately $6.2 million in cash and cash equivalents and approximately $8.4 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $9.4 million in accounts payable and accrued expenses.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.  generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to the existence of the material weaknesses as of December 31, 2009, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Inadequate segregation of duties within a significant account or process. Management has determined that it did not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise accounting for and the disclosure of complex transactions. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2009 fiscal period.

Management has formulated a remediation plan in the first quarter of 2010 that will be implemented in our fiscal year 2010, which includes (i) recruiting and adding specific financial subject matter experts as consultants or employees to the financial staff and, (ii) augmenting and allowing for additional training and education for select members of our financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

This Annual Report on Form 10-K does not contain an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2010, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.  OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on December 15, 2009.  The following three persons were elected by the following votes to serve as Class III directors of the Board of Directors.  Class III directors will serve for three years or until their resignation and/or their successors are elected and qualified:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
James M. Ritter	48,272,794	336,338	0
Otto J. Guenther	48,396,845	212,287	0
George W. Norwood	48,372,136	336,996	0

In addition, the terms of current directors, Steve L. Komar, James T. McCubbin, Morton S. Taubman, and Ronald S. Oxley, continued following the Annual Meeting of Stockholders.

Stockholders approved the Company’s amendment to the 2008 Stock Incentive Plan by a vote of 24,142,398 shares votes for, 1,416,008 shares votes against, and 122,920 shares votes withheld or abstained.

Stockholders ratified the selection of Moss Adams LLP as the independent accountants for the Company for the fiscal year ended December 31, 2009. Such proposal was approved by a vote of 48,565,200 shares for and 22,873 shares against, with 21,059 shares abstaining

Acquisition of Vuance Government Services Division

On January 29, 2010, the Company, together with its wholly-owned subsidiary, Advanced Response Concepts Corporation, a Delaware corporation (“ARCC”), entered into an Asset Purchase Agreement with Vuance, Inc. a Delaware corporation (“Vuance”) and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which ARCC acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division, including but not limited to the operation by Vuance of identity assurance and priority resource management solutions, as well as crime scene management and information protection, and other activities related or incidental thereto and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, offered primarily to state and local government agency markets.

Part III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included under the caption "Executive Officers of the Registrant" at the end of Part I of this Annual Report on Form 10-K, pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from our definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

(a)	Financial Statements and Financial Statement Schedule

(1)  Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2009 and 2008.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2009 and 2008.

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

____________________
* Management contract or compensatory plan.

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

____________________
* Management contract or compensatory plan.

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

____________________
* Management contract or compensatory plan.

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

10.31
Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.32
Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

____________________
* Management contract or compensatory plan.

10.33
Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2009)

10.34
Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 23, 2009)

10.35
Addendum Employment and Non-Compete Agreement*, dated July 15, 2009, by and between Registrant and Daniel E. Turissini (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 21, 2009)

10.35
Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrants Report on Form 10-K/A filed on August 18, 2009)

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

____________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 31, 2010	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 31, 2010	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial and
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	March 31, 2010	/s/ STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer

Dated:	March 31, 2010	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Director, Vice President and Chief Financial Officer

Dated:	March 31, 2010	/s/ JAMES M. RITTER
James M. Ritter Director

Dated:	March 31, 2010	/s/ MORTON S. TAUBMAN
Morton S. Taubman Director

Dated:	March 31, 2010	/s/ RON S. OXLEY
Ron Oxley Director

Dated:	March 31, 2010	/s/ OTTO GUENTHER
Otto Guenther Director

Dated:	March 31, 2010	/s/ GEORGE NORWOOD
George Norwood Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years ended
December 31, 2009 and 2008	F-3

Consolidated Statements of Stockholders’ Equity for the Years
ended December 31, 2009 and 2008	F-4

Consolidated Statements of Cashflows for the Years ended
December 31, 2009 and 2008	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP
Scottsdale, Arizona
 March 31, 2010

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$6,238,788	$4,375,426
Accounts receivable, net of allowance of $52,650 and $0, respectively	7,055,525	5,282,192
Unbilled accounts receivable	1,334,455	2,301,893
Prepaid expenses and other assets	359,563	267,666
Total current assets	14,988,331	12,227,177
Property and equipment, net	538,811	431,189
Goodwill	9,770,647	8,575,881
Intangibles, net	1,381,580	2,236,563
Other assets	75,718	110,808
Total assets	$26,755,087	$23,581,618
Liabilities and stockholders’ equity
Current liabilities:
Related party note payable	$-	$2,140,000
Short term note payable	102,074	97,158
Accounts payable	7,120,168	2,465,394
Accrued expenses	2,304,995	2,548,106
Deferred revenue	768,504	1,667,969
Short-term portion of long-term debt	520,855	486,707
Short-term portion of deferred rent	54,497	-
Short-term portion of capital lease obligation	112,576	107,141
Total current liabilities	10,983,669	9,512,475
Deferred income tax liability	313,782	156,891
Long-term debt, net of current portion	604,048	1,117,230
Deferred rent, net of current portion	7,312	-
Capital lease obligation, net of current portion	67,632	95,248
Total liabilities	11,976,443	10,881,844
Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 61,375,333 and 58,275,514 shares issued and outstanding, respectively	61,375	58,276
Stock warrants	24,375	38,666
Additional paid-in capital	67,874,394	67,194,788
Accumulated deficit	(53,181,500)	(54,591,956)
Total stockholders’ equity	14,778,644	12,699,774
Total liabilities and stockholders’ equity	$26,755,087	$23,581,618

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008

Revenues, net	$43,344,053	$35,458,953

Cost of revenues (including depreciation and amortization of $950,947 and $846,340, respectively)	33,845,685	28,877,994

Gross profit	9,498,368	6,580,959

Sales and marketing	1,145,955	901,007
General and administrative (including stock compensation expense of $146,782 and $563,108, respectively)	6,456,870	6,246,914
Depreciation expense	179,413	160,565
Income (loss) from operations	1,716,130	(727,527)

Other income (expenses):
Interest income	27,690	134,531
Interest expense	(176,424)	(336,638)
Other expense	(49)	(3,927)
Net income (loss) before provision for income taxes	1,567,347	(933,561)
Deferred income tax expense	156,891	156,891
Net income (loss)	$1,410,456	$(1,090,452)

Basic net income (loss) per share	$0.02	$(0.02)

Basic weighted-average shares outstanding	59,419,383	56,673,952

Diluted net income (loss) per share	$0.02	$(0.02)

Diluted weighted-average shares outstanding	60,608,984	56,673,952

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Stock	Additional Paid-In	Accumulated	Equity
	Shares	Amount	Warrants	Capital	Deficit	Total
Balance, December 31, 2007	52,558,697	$52,559	$38,666	$60,873,273	$(53,501,504)	$7,462,994
Issuance of common stock – options exercises	32,000	32		14,368		14,400
Issuance of common stock —iSYS earnout	184,817	185		38,627		38,812
Issuance of common stock—iSYS acquisition	1,500,000	1,500		1,798,500		1,800,000
Issuance of common stock—Capital raise	4,000,000	4,000		4,076,000		4,080,000
Costs related to issuance of stock—Capital raise				(169,088)		(169,088)
Stock options expense				563,108		563,108
Net loss					(1,090,452)	(1,090,452)
Balance, December 31, 2008	58,275,514	$58,276	$38,666	$67,194,788	$(54,591,956)	$12,699,774
Issuance of common stock – options exercises	30,000	30		3,720		3,750
Issuance of common stock —iSYS earnout	690,510	690		517,192		517,882
Issuance of common stock – warrants exercises	2,379,309	2,379		(2,379)
Expiration of common stock warrants			(14,291)	14,291
Stock options expense				146,782		146,782
Net income					1,410,456	1,410,456
Balance, December 31, 2009	61,375,333	$61,375	$24,375	$67,874,394	$(53,181,500)	$14,778,644

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$1,410,456	$(1,090,452)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Deferred income tax expense	156,891	156,891
Depreciation expense	244,980	218,052
Amortization expense	885,380	788,852
Amortization of deferred financing costs	9,576	8,571
Share-based compensation expense	146,782	563,108
Loss on disposal of equipment	49	3,927
Changes in assets and liabilities, net of business combination –
Accounts receivable and unbilled accounts receivable	(805,895)	1,436,910
Prepaid expenses and other assets	123,096	145,411
Accounts payable and accrued expenses	3,802,779	(1,123,802)
Deferred revenue	(899,465)	1,571,295
Net cash provided by operating activities	5,074,629	2,678,763
Cash flows from investing activities:
Purchase of asset/subsidiary, net of cash acquired	(171,191)	(5,192,020)
Software development costs	(30,397)	(123,490)
Proceeds from sale of office equipment	—	250
Purchases of property and equipment	(258,249)	(96,300)
Net cash used in investing activities	(459,837)	(5,411,560)

The accompanying notes are an integral part of these consolidated statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Cash flows from financing activities:
Borrowings on notes payable	400,737	3,800,000
Principal payments on notes payable	(3,027,334)	(2,315,060)
Principal payments under capital lease obligation	(116,583)	(120,307)
Costs related to renewal fee for line of credit	(12,000)	—
Costs related to financing purchase of subsidiary	—	(13,713)
Proceeds from issuance of stock	—	4,080,000
Costs related to issuance of stock	—	(169,088)
Proceeds from exercise of stock options	3,750	14,400
Net cash (used in) provided by financing activities	(2,751,430)	5,276,232
Net increase in cash	1,863,362	2,543,435
Cash and cash equivalents, beginning of period	4,375,426	1,831,991
Cash and cash equivalents, ending of period	$6,238,788	$4,375,426

Supplementary cash flow information:
Cash paid for–
Interest	$321,780	$178,088
Income taxes	$—	$—

Supplementary Disclosure of non-cash Investing and Financing Activities:
Promissory Note issued for iSYS acquisition	$—	$2,000,000
Value of 1.5 million common shares issued as consideration in the acquisition of iSYS	$—	$1,800,000

Value of 690,510 and 184,817 earnout shares issued as additional consideration in the acquisition of iSYS	$517,882	$38,812

Insurance policies financed by short term notes payable	$152,479	$142,657
Capital leases for acquisition of property and equipment	$94,402	$41,473

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation, Organization and Nature of Operations

WidePoint Corporation (“WidePoint” or the “Company”) is a provider of technology-based products and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997. We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies within three business segments. Our three business segments include Wireless Mobility Management (formerly referred to as our “Wireless Telecommunication Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), as Consulting Services and Products.  These segments offer unique solutions and proprietary IP in mobile and wireless full life cycle management solutions; cybersecurity solutions with an expertise in identity management services utilizing certificate-based security solutions; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

WidePoint has three material operational entities: Operational Research Consultants, Inc. (“ORC”), iSYS, LLC (“iSYS”), and WidePoint IL, Inc., which, along with a development stage company named Protexx Acquisition Corporation, is doing business as Protexx. In January 2008, we completed the acquisition of iSYS. iSYS specializes in mobile telecommunications expense management services and forensic informatics, and information assurance services predominantly to the U.S. government. In July 2008, we completed the purchase of the operating assets and proprietary intellectual property of Protexx, Inc. through our acquisition subsidiary, Protexx Acquisition Corporation. Protexx specializes in identity assurance and mobile and wireless data protection services. ORC specializes in IT integration and secure authentication processes and software, and providing services to the U.S. Government. ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. government.

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

Significant Customers

For the years ended December 31, 2009 and 2008, respectively, three customers, the Department of Homeland Security, the Transportation Security Administration , and the Washington Headquarters Services , an agency of the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations represented individually the respective percentages of our revenues set forth in the table below.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on results.

Customer Name	2009 (%) Revenue	2008 (%) Revenue
Transportation Security Administration (“TSA”)	22%	26%
Department of Homeland Security (“DHS”)	22%	20%
Washington Headquarters Services (“WHS”)	18%	14%

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable.  As of December 31, 2009, three customers, DHS, WHS, and TSA accounted for approximately 30%, 26%, and 20%, respectively, of accounts receivable and unbilled accounts receivable.  As of December 31, 2008, three clients, DHS, TSA, and WHS, represented approximately 24%, 17%, and 14%, respectively, of accounts receivable and unbilled accounts receivable.

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

The Company adopted guidance related to Fair Value Measurements on January 1, 2008.  This authoritative guidance among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This authoritative guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements.  The Company maintains cash and cash equivalents with various major financial institutions.    The Company had deposits with financial institutions in excess of federally insured limits.  The Company's financial institution participates in the FDIC's Transaction Account Guarantee Program (TAG) whereby all non-interest bearing transactions accounts are fully guaranteed by the FDIC for the entire amount of the account through June 30, 2010.  Effective May 20, 2009, deposits not covered under the temporary TAG program at FDIC-insured institutions are insured up to at least $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts which will remain at $250,000 per depositor.  At December 31, 2009, the Company had interest bearing deposits in excess of FDIC insured limits was approximately $5,712,000.

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector companies in the following industries: manufacturing, customer product goods, direct marketing, healthcare, and financial services.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are usually due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.  Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due.

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

The Company has not historically maintained a bad debt reserve for our federal government or commercial customers as we have not witnessed any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.  Upon specific review and our determination that a bad debt reserve may be required, we will reserve such amount if we view the account as potentially uncollectable.

The Company is following a customer’s procedural guidelines in pursuing final approval and collection of a single sales invoice of approximately $500,000.  The aging of this invoice exceeds the 90 day past due threshold noted above.  However, the Company believes that it has adequately responded to the customer’s questions and substantiated the billing to the customer and that it is probable that the balance will be fully collected upon completion of this customer’s formal process.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period.  Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms.  At December 31, 2009 and December 31, 2008, unbilled accounts receivable totaled approximately $1,334,000 and $2,302,000, respectively.

Revenue Recognition

The Company has revenue contracts with customers which may involve multiple deliverable elements.  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.  The Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

Revenue from the sale of PKI credentials is recognized when delivery occurs.  Arrangements with customers on PKI related contracts may involve multiple deliverable elements.  In these cases, the Company applies the principles prescribed in ASC 605-25, “Multiple-Element Arrangements.”  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by ASC 605-25, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

Revenue from our mobile telecom expense management services (“MTEMS”) is recognized upon delivery of services as they are rendered.  Arrangements with customers on MTEMS-related contracts are recognized ratably over a period of performance.

Revenue from the sale of PKI credentials whereby the Company controls issuance of the credentials is recognized when delivery occurs or the credential is available to the customer.  In connection with the sale of PKI credentials the Company generates revenues from the delivery of non-customized software. In such cases revenue is recognized when there is persuasive evidence that an arrangement exists (generally a purchase order has been received or contract signed), delivery has occurred, the charge for the software is fixed or determinable, and collectability is probable.

Revenue from the sale of PKI credentials whereby the customer controls issuance of the credential (for example, the sale of PKI Credential Seats along with the sale of maintenance, hosting and support to be delivered over the contract period), the Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

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

In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at December 31, 2009 and 2008, respectively, due to termination provisions and thus has not recorded provisions for such events.

Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  The guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Automobiles, computers, equipment and software	$1,194,831	$867,013
Less– Accumulated depreciation and amortization	(656,020)	(435,824)
	$538,811	$431,189

Depreciation expense is computed using the straight-line method over the estimated useful lives of between two and five years depending upon the classification of the property and/or equipment.

The Company capitalizes costs related to software and implementation in connection with its internal use software systems.

Software Development Costs

For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers.  Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint recorded approximately $268,000 of amortization expense for the year ended December 31, 2009, as compared to approximately $240,000 for the year ended December 31, 2008.

WidePoint capitalized approximately $30,000 for the year ended December 31, 2009, as compared to approximately $123,000 in capitalized costs for the year ended December 31, 2008. Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at December 31, 2009 were approximately $0.4 million, compared to approximately $0.6 million at December 31, 2008.  During 2009, we estimated that we would be capitalizing approximately $50,000 more prior to the issuance of the Authority To Operate (“ATO”), but the project timeframe has been extended into April of 2010 with an estimated cost of approximately $65,000.  Upon completion, we will commence amortizing the ATO over an approximate three year life.

Goodwill, Other Intangible Assets, and Long-Lived Assets

On January 1, 2009, the Company adopted authoritative guidance on accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs.  At December 31, 2009, there were no deferred tax asset valuation allowance was attributable to prior business combinations.

Additionally, the newly adopted authoritative guidance changes the definition of a “business” which can have impacts on the identification of reporting units used to measure goodwill for impairment. The Company has assessed this impact and has determined there are no material impacts to the identified reporting units to which goodwill is assigned and the related impairment testing of such goodwill. Goodwill is more fully described in Note 4.

Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment.  The impairment test is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company’s annual impairment testing date is December 31. As of December 31, 2009, no impairment had occurred.

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

Basic and Diluted Net Earnings (Loss) Per Share

Basic earnings or loss per share includes no dilution and is computed by dividing net earnings or loss by the weighted-average number of common shares outstanding for the period. Diluted earnings or loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The treasury stock effect of the conversion of options and warrants to purchase 1,189,601 shares of common stock outstanding for the year ended December 31, 2009 has been included in the calculations of the diluted net income per share. Outstanding options and warrants to purchase 8,614,457 shares for year ended December 31, 2008 have not been included in the calculation of the net loss per share as such effect would have been anti-dilutive. As a result of these items, the basic and diluted net loss per share for the year ended December 31, 2008 are presented as identical.  Earnings per common share were computed as follows for the years ended December 31, 2009 and 2008, respectively:

	Years Ended
	Dec. 31,	Dec. 31,
	2009	2008
Basic income (loss) Per Common Share:
Net income (loss)	$1,410,456	$(1,090,452)

Weighted average number of common shares	59,419,383	56,673,952

Income (loss) per common share.	$0.02	$(0.02)

Diluted Income Per Common Share:
Net income (loss)	$1,410,456	$(1,090,452)

Weighted average number of common shares	59,419,383	56,673,952
Incremental shares from assumed conversions of stock options	1,189,601	-
Adjusted weighted average number of common shares	60,608,984	56,673,952

Income (loss) per common share	$0.02	$(0.02)

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

The amount of compensation expense recognized under ASC 718-10 during the years ended December 31, 2009 and 2008, respectively, under our plans was comprised of the following:

	Years ended December 31
	2009	2008

General and administrative expense	$146,782	$563,108
Share-based compensation before taxes	$146,782	$563,108
Total net share-based compensation expense	$146,782	$563,108
Net share-based compensation expenses per basic and diluted common share	nil	$0.01

Since we have cumulative operating tax losses as of December 31, 2009 and December 31, 2008 for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the years ended December 31, 2009 and December 31, 2008, respectively, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years.  The option awards are for the period from 1999 through 2009. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

	2009	2008
Expected dividend yield	0	0
Expected volatility	98%	66-70%
Risk-free interest rate	2.04%	2.61-3.45%
Expected life – Employees options	3.5 years	3-5 years
Expected life – Board of directors options	3.5-10 years	3.0 years

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the years ended December 31, 2009 and 2008 is presented below:

NON-VESTED
	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2008	457,044	$0.73

Granted	1,480,000	$0.46
Vested	(623,044)	$0.72
Forfeited	—	—
Non-vested at December 31, 2008	1,314,000	$0.43

Granted	25,000	$0.54
Vested	(123,996)	$0.79
Forfeited	—	—
Non-vested at December 31, 2009	1,215,004	$0.39

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value of exercise price per share
Total outstanding at January 1, 2008	7,085,211	$0.37

Issued	1,480,000	$0.87
Cancelled	(9,800)	$0.45
Exercised	(32,000)	$0.45
Total outstanding at December 31, 2008	8,523,411	$0.45
Total exercisable at December 31, 2008	7,209,411	$0.37

Granted	25,000	$0.54
Cancelled	(1,001)	$1.35
Exercised	(4,029,999)	$0.23
Total outstanding at December 31, 2009	4,517,411	$0.54
Total exercisable at December 31, 2009	3,302,407	$0.43

The aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2009 were 4.70 and 3.95, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2008 were 3.25 and 2.50, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2009 and 2008, respectively, were $ 1,233,873 and $112,650. The total intrinsic value of options exercisable on December 31, 2009 and 2008, respectively, were $1,178,222 and $112,650. The total intrinsic value of options exercised during the year ended December 31, 2009 and 2008, respectively, were $1,384,000 and $29,120. The Company issues new shares of common stock upon the exercise of stock options.

At December 31, 2009, the Company had approximately $312,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.84 years.

At December 31, 2008, the Company had approximately $375,871 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.25 years.

On May 11, 2009, the Company’s Compensation Committee of the Board of Directors voted to cancel 950,000 options held by management and other employees (the "Cancelled Options") and issue replacement options to such individuals (the "Replacement Options").  The optionees all concurred with such action by the Compensation Committee.  The Cancelled Options had varying exercise prices ranging from $0.85 to $2.80 with a weighted average exercise price of $1.06.  The exercise price of the Replacement Options was set at $0.54.  Other than the exercise price, there are no differences in the terms between the Cancelled Options and the Replacement Options.  The incremental additional fair value of the Replacement Options was calculated to be approximately $64,000, which was determined by calculating the fair value of the Cancelled Options as they existed on May 11, 2009 immediately prior to cancellation as compared to the fair value on the same date of the exercise price of the Replacement Options.  This amount of additional fair value of the Replacement Options will be recognized over the vesting period of the Replacement Options.  There is approximately $123,000 in remaining unrecognized compensation costs to recognize on these options.   Since some of the Replacement Options were fully vested at May 11, 2009, there was an expense of approximately $45,000 recognized in the three months ended September 30, 2009 as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

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

Accounting Standards Updates

Revenue Recognition – In October 2009, the Financial Accounting Standards Board (FASB) issued guidance to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as these products or services often are provided at different points in time or over different time periods.  This guidance establishes how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on the Company’s results of operations or financial position.

Business Combinations and Identification of Reporting Units - On January 1, 2009, the Company adopted authoritative guidance on accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs. At December 31, 2009, there was no deferred tax asset valuation allowance that were attributable to prior business combinations.

Additionally, the newly adopted authoritative guidance changes the definition of a “business” which can have impacts on the identification of reporting units used to measure goodwill for impairment. The Company has assessed this impact and has determined there are no material impacts to the identified reporting units to which goodwill is assigned and the related impairment testing of such goodwill. Goodwill is more fully described in Note 4.

Fair Value Measurements - On September 2006, FASB issued guidance that defines fair value, establishes a single definition of fair value and a framework for measuring fair value in that is intended to result in increased consistency and comparability in fair value measurements. The guidance was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.  In early 2008, the FASB delayed by one year the effective date of the guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to adopt this deferral.

On January 1, 2009, the Company adopted the authoritative guidance on fair value measurements for nonfinancial assets and liabilities that was deferred.  With the expiration of the deferral, the fair value measurement and disclosure requirements now apply for the first time impact the Company in the following areas:

•	Goodwill and indefinite-lived intangible asset impairment testing which involves the fair value measurement of reporting units, assets, and/or liabilities

•	Nonfinancial long-lived assets (such as PP&E) measured at fair value for impairment assessment

Subsequent Events - Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Note 10 provides disclosure of certain subsequent events that did not result in recognition in the financial statements.

The Company has evaluated subsequent events through March 31, 2010, which is the date the financial statements were issued.

3.     Debt

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007.  In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that the Company had entered into with Cardinal Bank in January 2008. The Company borrowed approximately $1.8 million under this credit facility to finance the acquisition of iSYS, LLC in January of 2008 and repaid the advance in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008.  As of December 31, 2009, the Company had no borrowings under this credit facility, which previously had a $5 million borrowing cap at an interest rate of 6.5%.  As explained below, this credit facility was superseded by the Company’s new revolving credit facility entered into with Cardinal Bank.

On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the 2009 Commercial Loan Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios.  The Company was in full compliance with these financial covenants on December 31, 2009.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At December 31, 2009, we owed approximately $1.1 million under the term note.

The Company also had a subordinated seller financed note for $2 million in favor of Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, which was due the earlier of April 1, 2009 or upon the filing of the Company’s Form 10-K. The note bore interest at the simple rate of 7% through December 31, 2008, that increased to 10% on January 1, 2009 and remained in effect at 10% through the repayment of the note. As mentioned above, on March 17, 2009, the Company entered into the 2009 Commercial Loan Agreement with Cardinal Bank. The 2009 Commercial Loan Agreement excluded the subordination agreement of Jin Kang from our prior credit facility, which allowed for the repayment of the seller’s note on March 27, 2009.  As of December 31, 2009 the Company does not have any outstanding balances due Mr. Kang under any seller’s notes.  The seller’s note was paid from excess cash balances held by the Company as a result of positive cashflows from operations.

4.  Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment; the Company has elected to perform this review annually on December 31st of each calendar year. We have not identified any impairment as of December 31, 2009.  These reviews have resulted in no adjustments in goodwill.  Management believes that as of December 31, 2009 the carrying value of our goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, respectively, are as follows:

Total

Balance as of December 31, 2008	$8,575,881
iSYS additional earn-out purchase consideration	1,194,766
Balance as of December 31, 2009	$9,770,647

In 2008, $6,049,771 in goodwill was acquired as a result of the acquisition of iSYS, LLC. In 2009, $1,194,766 in goodwill was added as a result of the additional consideration earned under the terms of the earnout agreement with respect to the acquisition of iSYS, LLC.  Management believes that as of December 31, 2009 the carrying value of our goodwill was not impaired.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets

ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(1,112,080)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(515,334)	5

Protexx (Identity Security Software)	$506,463	$(239,163)	3
	$2,881,986	$(1,866,577)	4

Internally Developed Intangible Assets

ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(300,720)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(542,305)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(117,600)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(23,434)	3

ORC PKI-V Intangible (Related to internally generated software)	$111,705	—	3
	1,350,230	$(984,059)	5

Total	$4,232,216	$(2,850,636)	5

Aggregate Amortization Expense:
For the year ended 12/31/09	$885,380

Estimated Amortization Expense:
For the year ended 12/31/10	$637,319
For the year ended 12/31/11	$367,693
For the year ended 12/31/12	$224,902
For the year ended 12/31/13	$151,666

Total	$1,381,580

The total weighted average life of all of the intangibles is approximately 3 years.

5.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”). Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company has further adopted the provisions of ASC 740-10-15 (formerly known as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions in accordance with ASC 740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of December 31, 2009 and at December 31, 2008, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2002 through 2009. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2002 through 2009. The Company is currently not under examination by the IRS or any state tax jurisdiction.

As of December 31, 2009, the Company had net operating loss (NOL) carry forwards of approximately $14,731,000 to offset future taxable income for federal income tax purposes, net of the potential limitation discussed below. There are also up to approximately $7,925,000 in state income tax NOL carryforwards.  These carry forwards expire between 2010 and 2029. In assessing the ability to realize of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The Company has completed a “Section 382” analysis and we have determined preliminarily that some of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that had occurred.  Utilization of the NOL carryforwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $4,907,000 of tax benefits related to federal NOL carryforwards that will expire unused. Accordingly, the related NOL carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

No tax benefit has been realized associated with the exercise of stock options for the years ended December 31, 2009 and 2008, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in ASC 740 and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $157,000 for the twelve months ended December 31, 2009. This deferred income tax expense is attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of. The deferred tax liability can be offset by deferred Income tax assets that may be recognized In the future and the deferred tax expense is a non-cash expense. ASC 740 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

Income taxes for the years ended December 31 are as follows:

	2009	2008
Current provision (benefit)	$-	$-

Deferred provision (benefit)	$156,891	$156,891

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	2009	2008

Statutory federal income tax rate	34.0%	(34.0)%
State income taxes, net of federal benefit	4.9	(4.9)
Non-deductible expenses	1.1	1.0
(Decrease) increase in valuation allowance	(101.9)	72.7
Permanent difference related to tax deductible goodwill	10.0	(16.8)
Expiration of federal NOL due to section 382 limitation	106.8	0.00
Expiration of state loss carryforwards and change in state tax rate	(4.1)	0.0
Permanent difference related to tax deduction of stock options	(34.5)	0.0
True-up differences from prior years	(1.9)	0.0
Other	(4.4)	(1.3)
	10.0%	16.7%

The deferred tax assets (liabilities) consisted of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,858,547	$8,155,662
AMT credit	13,420	13,420
Stock based compensation	500,449	-
Advanced payments	271,813	443,400
Other assets	124,862	81,296
Total deferred tax assets	6,769,091	8,693,778

Deferred tax liabilities:
Intangibles	476,604	716,570
Goodwill amortization	313,782	156,756
Capitalized software costs	159,038	251,375
Total deferred tax liabilities	949,424	1,124,701

Net deferred tax asset	5,819,667	7,569,077

Less– Valuation allowance	(6,133,449)	(7,725,968)
Net deferred income tax liability	$(313,782)	$(156,891)

Changes in the valuation allowance for the years ended December 31, are as follows:

	2009	2008
Opening balance	$(7,725,968)	$(7,045,540)
Decrease (Increase)	1,592,519	(680,428)
Ending balance	$(6,133,449)	$(7,725,968)

6.    Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share.  As of December 31, 2009, there were 61,375,334 shares of common stock outstanding.

Common Stock

During the twelve month period ended December 31, 2009, in addition to the common stock transactions discussed below, 30,000 shares of common stock were issued as the result of the exercise of employee stock options.

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

On January 8, 2008, pursuant to the terms of a Membership Interest Purchase Agreement (the “Membership Agreement”) between the Company, iSYS, LLC and Jin Kang, dated January 4, 2008, the Company issued 1,500,000 shares of Company common stock on January 8, 2008 at a stock price of $1.20 per common share (based on the closing market price of the Company’s common shares the issuance date) for a value of $1,800,000. The Company also issued an additional 3,000,000 shares of Company common stock on January 8, 2008, which shares were delivered into escrow to be held subject to the satisfaction of certain earnout provisions under the Membership Agreement. Under the Membership Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years, with 66% of the value in excess of such initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the fourth year the value in excess of 50% is used instead of 66%, with the total earnout capped at $6 million, with $3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year. As of December 31, 2009 performance measures were attained allowing for the release of 690,510 common shares valued at $1.00 per common share from the common shares placed into escrow at the time of the acquisition of iSYS by the Company. As of December 31, 2008 performance measures were attained allowing for the release of 184,817 common shares valued at $1.00 per common share from the common shares placed into escrow at the time of the acquisition of iSYS by the Company.  The remaining amount of earnout that can be attained assuming the meeting of all requirements allows for the release of 2,124,673 common shares valued at $1.00 and the payout of $2,124,673 in cash compensation.

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

On July 31, 2008, pursuant to the terms of the Asset Purchase Agreement between the Company, Protexx Acquisition Corporation, a Delaware corporation, Protexx Incorporated, a Delaware corporation (“Protexx”), and Peter Letizia, Charles B. Manuel, Jr. and William Tabor, the Company issued 2,500,000 shares of its common stock in the name of Protexx and delivered such shares to the parties’ escrow agent to be held in escrow pending the possible release of such shares as part of the potential earnout to which Protexx may be entitled under the Purchase Agreement for calendar year 2008. The 2008 earnout was not attained. For calendar year 2009, Protexx shall have the opportunity to earn an additional Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) worth of privately issued shares of WidePoint common stock as part of the earnout for that calendar year. The maximum number of shares of WidePoint common stock that Protexx shall have the opportunity to earn for calendar year 2009 shall be equal to the number of shares of WidePoint common stock that results from Two Million Two Hundred Fifty Thousand Dollars ($2,250,000) divided by the greater of (x) One Dollar and Twenty-Five Cents ($1.25) or (y) the average closing sale price of the WidePoint common stock for the twenty (20) trading days immediately preceding December 31, 2009.  The 2009 earnout was not attained and the 2,500,000 shares held in escrow will be cancelled.

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

On October 27, 2004 and November 22, 2004, the Company issued two warrants to purchase 30,612 shares and 5,556 shares of common stock at a price of $0.49 and $0.45 per share, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura Bank. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291.  This value had been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet but the warrants expired unexercised.  Therefore the fair-value reflected as part of stock warrants has been reduced and reflected in Additional Paid in Capital in the stockholders’ equity section as of December 31, 2009.

7.	Stock Options and Stock-Based Compensation:

2008 Stock Incentive Plan

Effective December 18, 2007, the Board of Directors of the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”), which was adopted by the Company’s shareholders on December 18, 2008.  The 2008 Plan is intended to replace the 1997 Stock Incentive Plan and the 1997 Directors Formula Stock Option Plan, discussed below. The 2008 Plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The 2008 Plan is intended to (a) provide incentive to officers and key employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by directors, officers and key employees by providing them with a means to acquire a proprietary interest in the Company, acquire shares of the Company’s common stock, or to receive compensation which is based upon appreciation in the value of the Company’s common stock; and (c) provide a means of obtaining, rewarding and retaining key personnel and consultants.  The 2008 Plan will terminate on December 17, 2017.  The 2008 Plan was amended on December 15, 2009 upon approval of the Company’s shareholders to allow for the grant or award of restricted stock and restricted stock units in addition to the other items that may be granted or awarded

A total of 6,015,438 shares of common stock are authorized for possible issuance under the 2008 Plan.  There were 4,510,438 shares available for issuance under the 2008 Plan at December 31, 2009. Of such shares, 4,510,438 shares can be issued for future grants. At December 31, 2009, options to purchase a total of 1,505,000 shares of common stock, at prices ranging from $0.54 to $1.22 per share, were outstanding.

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

A summary of the WidePoint options activity can be found in Footnote 2.

8.    Commitments and Contingencies:

The company has entered into a number of leases for its office locations as described above in Note 1.  The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases.  Rent expenses under these operating leases for 2009 and 2008 were approximately $517,000 and $557,000, respectively. The terms of the operating leases run through 2014 and the total commitments per year are as follows:

Year Ended	Operating
December 31,	Leases
2010	$430,873
2011	495,777
2012	450,775
2013	428,951
2014	121,232
Total	$1,927,608
Capital Leases

The Company has leased certain equipment under capital lease arrangements.
Future minimum payments required under the leases are as follows:

Year
2010	122,372
2011	48,317
2012	23,579
194,268

Less portion representing interest	(14,060)
Present value of minimum lease payments
Under capital leases	180,208
Current portion	(112,576)
Long-term portion	$67,632

The Company entered into an additional capital lease inthe year ended December 31, 2009 which is for a period of three years.  Total carrying value of assets under capital leases at December 31, 2009 was $180,209.  Amortization for the year ended December 31, 2009 was $90,466, and accumulated amortization at December 31, 2009 was $269,028.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

9.  Segment reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, which includes Wireless Mobility Management, Cybersecurity Solutions, and IT consulting services.

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

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

			2009
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$27,305,834	$5,675,467	$10,362,752	$-	$43,344,053

Operating income including amortization and depreciation expense	3,047,541	1,030,700	289,780	(2,651,891)	1,716,130

Interest Income (expense), net				(148,734)	(148,734)

Other income (expense), net			(49)		(49)

Pretax income					1,567,347

Income tax expense				(156,891)	(156,891)

Net earnings					1,410,456

			2008
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$20,989,371	$3,755,122	$10,714,460	$-	$35,458,953

Operating income (loss) Including amortization and depreciation expense	1,400,183	7,105	269,016	(2,403,831)	(727,527)

Interest Income (expense), net				(202,107)	(202,107)

Other income (expense), net				(3,927)	(3,927)

Pretax income					(933,561)

Income tax expense				(156,891)	(156,891)

Net loss					(1,090,452)

10.  Subsequent Events.

On January 29, 2010, the Company, together with its wholly-owned subsidiary, Advanced Response Concepts Corporation, a Delaware corporation (“ARCC”), entered into an Asset Purchase Agreement with Vuance, Inc. a Delaware corporation (“Vuance”) and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which ARCC acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division, including but not limited to the operation by Vuance of identity assurance and priority resource management solutions, as well as crime scene management and information protection, and other activities related or incidental thereto and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, offered primarily to state and local government agency markets.

The purchase price included approximately $370,000 in cash paid, the assumption of certain liabilities, net of assets acquired, of approximately $72,000, along with an earnout provision that provides that the purchase price shall include the right of Vuance to receive an aggregate maximum total earnout amount of up to $1,500,000.00 during the earnout period of the calendar years 2010, 2011 and 2012, subject to ARCC receiving minimum qualified revenues of at least $4,000,000.00 per year from the assets acquired by ARCC from Vuance before any earnout amount is payable to Vuance.  In the event ARCC receives at least $4,000,000.00 in qualified revenues in an earnout year from the assets acquired from Vuance, then Vuance will have the right to receive an earnout payment equal to twenty percent (20%) of the amount by which such qualified revenues for that earnout year exceed $4,000,000.00; provided, however, that the first $270,000.00 of any such earnout payment will be retained by the Company for its sole account as reimbursement for certain accounts payable and deferred revenue liabilities assumed by ARCC in connection with the Vuance Agreement.

EXHIBIT INDEX

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