Form 10-K/A
period 2009-12-31
WIDEPOINT CORP
filed 2010-04-30
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2009.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐ No  ☒

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

As of March 24, 2010, the registrant had 61,375,333 shares of its Common Stock issued and outstanding

           The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2009, as set forth in the pages attached hereto:

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

WidePoint Corporation

Date: April 30, 2010	By:	/s/ James T. McCubbin
James T. McCubbin
Executive Vice President and
Chief Financial Officer

INTRODUCTORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to WidePoint Corporation’s (“we”, the “Company” or “WidePoint”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and originally filed on March 31, 2010, for purposes of (i) adding information under Items 10, 11, 12, 13 and 14 of Part III, and (ii) amending Item 15(b) to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached hereto as Exhibits 31.1A, 31.2A, and 32A, respectively.

Part III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2010:

Name	Age	Position

Steve L. Komar	68	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	46	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Ronald S. Oxley	63	Executive Vice President – Business Development, and Director
James Ritter	65	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	66	Director, Chairman of the Audit Committee
Otto Guenther	68	Director
George Norwood	67	Director
Daniel E. Turissini	50	Chief Technology Officer and Chief Executive Officer and President – Operational Research Consultants, Inc.
Jin Kang	45	Chief Executive Officer and President of iSYS LLC

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

Mr. Komar brings extensive financial and operational management experience to the Board of Directors of the Company (the “Board”) as a result of his past operational experience at several large firms where he held senior executive positions in areas including financial and operational management and mergers & acquisitions. The financial and managerial skills he developed over a career that has spanned more than 40 years, as well as Mr. Komar’s experience as our Chairman and Chief Executive Officer, his knowledge of our Company as a result thereof, and his prior performance serving as a board member of the Company, led the Board to conclude that he should continue to serve as a director of the Company.

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

Mr. McCubbin brings extensive financial and corporate compliance expertise as well as internal knowledge of the Company as a result of his having over 13 years of experience with the Company.  Mr. McCubbin also has significant experience serving in financial managerial roles within a variety of organizations and membership on several boards of directors over the past 25 years.  These experiences and his prior performance as a Board member led the Board to conclude that he should continue to serve as a director of the Company.

Lieutenant General (Ret.) Otto J. Guenther has served as a director since his appointment on August 15, 2007.  General Guenther serves as a member of the Corporate Governance and Nominating Committee.  He joins the board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of exceptional leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council.  General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area.  General Guenther was awarded several honors by the U.S. Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into the Government Computer News Hall of Fame.  General Guenther received a Bachelor of Science Degree in Economics from Western Maryland College, now called McDaniel College, and a Masters Degree in Procurement and Contracting from the Florida Institute of Technology.

General Guenther brings to the Board extensive knowledge of the federal marketplace as a result of a career that has spanned both military and informational technology industries.  In addition, General Guenther’s knowledge of federal infrastructure as well as experience in successful business development and board service is particularly valuable to the Company. This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

Major General (Ret.) George W. Norwood has served as a director since his appointment on August 15, 2007.  General Norwood serves as a member of the Audit Committee and the Compensation Committee.  General Norwood is currently President and Chief Executive Officer of Norwood & Associates, Inc. of Tampa, Fla., which maintains extensive international and U.S. networks of government, military and private sector contacts while providing technical and strategic planning expertise to corporations pursuing defense-related opportunities. General Norwood previously served as Deputy Chief of Staff for the United Nations Command and United States Forces in Korea from 1995 to 1997. He also served as the U.S. member of the United Nations Command’s Military Armistice Commission responsible for crucial general officer level negotiations with North Korea.  General Norwood served as Commander of the 35th Fighter Wing at Misawa Air Base in Japan in the early/mid-1990’s, and earlier as Deputy Inspector General and Director of Inspections for the U.S. Air Force in Washington, D. C. Other key assignments included the following: senior leadership positions in F-16 fighter wings in Europe; War Reserve Material and Munitions Planning, Programming, and Budgeting expert at the Pentagon; and F-16 fighter squadron Commander and Operations Officer at Nellis Air Force Base in Nevada. General Norwood also served two combat tours in Southeast Asia in A-1 and F-4 aircraft.  General Norwood currently serves on the boards of directors of Airborne Tactical Advantage Company and Scalable Network Technologies. He is also on the board of strategic advisors of AtHoc, Inc. General Norwood received a Bachelor of Science Degree in Mathematics from San Diego State University and a Masters Degree in Business Administration from Golden Gate University. He is also a graduate of the National War College and Defense Language Institute.

General Norwood brings to the Board extensive knowledge of the federal marketplace as a result of a career that has spanned both military and defense contracting.  General Norwood’s experience supporting the federal infrastructure as well as his experience in successful business development and board service is particularly valuable to the Company. This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

James M. Ritter has served as a director since December 1999 and served as Assistant Secretary of the Company from December 2002 until 2008.  Mr. Ritter is the Chairman of the Corporate Governance and Nominating Committee and the Compensation Committee and is also a member of the Audit Committee.   Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation.  Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

Mr. Ritter brings to the Board extensive knowledge of information systems and managerial experience as a result of a career managing and building complex information technology systems. This experience, as well as his independence from the Company, his prior performance as a Board member, and his service on other boards of directors, led the Board to conclude that he should continue to serve as a director of the Company.

Morton S. Taubman has served as a director since his appointment on March 10, 2006 to serve out the remaining term of G.W. Norman Wareham who resigned his position on March 7, 2006.  Mr. Taubman is also the Chairman of the Audit Committee and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee.  Mr. Taubman is an attorney and certified public accountant with an expertise in corporate law, government contracting and international relations.  Prior to forming his own law firm, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior and executive partner at Ginsburg, Feldman and Bress, LLP, an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, a partner at Coopers & Lybrand and a special agent with the U.S. Treasury Department.  Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University.  He presently also serves as special corporate counsel to Global Options Group, Inc. and Global Options, Inc., a company focusing on U.S. federal security services and as general counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor.  He holds a Bachelor of Science Degree in Accounting from the University of Baltimore, a Juris Doctor Degree from the University of Baltimore Law School, and a Masters of Law Degree from Georgetown University. Mr. Taubman serves on the Board of Directors for a term expiring at the 2010 Annual Meeting of Shareholders.

Mr. Taubman brings to the Board financial expertise and is qualified as an audit committee financial expert.  Mr. Taubman also brings to the Board a wealth of experience as a financial and legal professional serving as partners at both major auditing and legal firms.  This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

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

Mr. Oxley brings to the Board extensive knowledge of the federal marketplace as a result of a career that has spanned both U.S. federal government and business enterprises.  Mr. Oxley’s knowledge of federal infrastructure as well as his experience in successful business development and board service, together with his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

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

Code of Ethics

     The Company’s Board of Directors has a code of ethics and business conduct for the chief executive and principal financial and accounting officers.  The Company has posted a copy of the code on its website located at www.widepoint.com.

Audit Committee

     The Company has an Audit Committee. The members of the Audit Committee are:

•	Morton S. Taubman (Chair)
•	James M. Ritter
•	George W. Norwood

      The Audit Committee met four times in 2009.  The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934.  The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by WidePoint regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements.  At each meeting, Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer.  The Board has determined that Mr. Taubman, an independent director, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined by the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2009, all such Forms 3 and Forms 4 were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

    The following table contains information about the Chief Executive Officer and the four other most highly paid executive officers whose total compensation earned during 2009 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)		Total ($)
Steve Komar	2009	180,000	-	-	7,200	(3)	187,200
Chairman, President & Chief Executive Officer	2008	98,333	-	-	7,200	(3)	105,533

James McCubbin	2009	180,000	20,000	-	6,000	(3)	206,000
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2008	144,417	40,000	-	6,000	(3)	190,417

Ronald Oxley (4)	2009	180,000	-	9,490	-		189,490
Executive Vice President, Sales and Marketing	2008	120,000	-	202,500	5,000		327,500

Dan Turissini (5)	2009	250,000	-	-	-		250,000
Chief Technology Officer and Chief Executive Officer of ORC	2008	225,000	-	-	-		225,000

Jin Kang (6)	2009	250,000	-	15,845	-		265,845
Chief Executive Officer of iSYS	2008	225,000	-	267,750	-		492,750

(1) Reference is made to Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K, as filed on March 31, 2010, with respect to the calculation of such amounts. As further described below under the heading Outstanding Equity Awards at Fiscal Year-End and in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K, as filed on March 31, 2010, on May 11, 2009, 950,000 options held by management and other employees were cancelled and replaced with replacement options to such individuals. The amounts recognized in this column represent the proportion of earned fair market value of the Replacement Options (as defined below) over the Cancelled Options (as defined below) attributable to the applicable individual as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

(2) For Mr. Komar, includes a monthly home office and phone allowance of $600.  For Mr. McCubbin, includes a monthly home office allowance of $500.

(3) Represents Directors’ fees received in connection with the individual’s position as a director of the Company.

(4) For Mr. Oxley, Directors fees of $5,000 were paid prior to his employment with the Company, which employment commenced in May of 2008, and 250,000 options were granted to Mr. Oxley as a result of his employment with the Company in May of 2008, with such options being granted on July 25, 2008 at a price per common share of $0.81 with an intrinsic value of $202,500. Such options become fully exercisable on July 25, 2015, subject to acceleration upon the achievement of certain performance measures.  No directors fees were paid to Mr. Oxley in 2010.

(5) Mr. Turissini’s annual salary was increased by $25,000 to a total of $250,000 in July 2009 in connection with the extension of his employment agreement for an additional two years.

(6) Mr. Kang’s annual salary was increased by $25,000 to a total of $250,000 in July 2009.  Options were granted to Mr. Kang as a result of his employment with the Company commencing in January 2008, as part of our acquisition of iSYS, LLC. Options representing 315,000 common shares were issued on January 4, 2008 at a price per common share of $0.85 per common share with an intrinsic value of $267,750. Such options became fully exercisable on April 5, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steve L. Komar,	425,000	-	-	$0.07	7/7/2012
Chairman, President &	50,000	-	-	$0.09	4/24/2013
Chief Executive Officer	50,000	-	-	$0.13	12/31/2013
James T. McCubbin, Executive Vice President,	1,000	-	-	$1.35	7/3/2010
Chief Financial Officer, Secretary and Treasurer	450,000	-	-	$0.17	1/2/2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ronald Oxley	12,000	-	-	$2.80	8/15/2016
Executive Vice President,	50,000	-	-	$0.54	8/15/2016
Sales & Marketing	-	250,000	-	$0.83	7/25/2018

Daniel Turissini, Chief Technology Officer and Chief Executive Officer of ORC	470,000	-	-	$0.76	9/14/2015

Jin Kang	315,000	-	-	$0.54	1/4/2013
President iSYS, LLC

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

1,333,333 options were exercised in 2009 by each of James T. McCubbin and Steve L. Komar and no options were exercised by the remaining named executive officers in 2009.

Employment Agreements and Compensation Arrangements; Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Komar. On July 1, 2002, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President.  The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year option periods. On July 25, 2008, the Company entered into an addendum to the employment agreement that provided that Mr. Komar’s employment agreement shall be extended by one year and provided for an additional one year option period.  The agreement provides for (1) a base salary of $40,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

The employment agreement also contains termination and change of control provisions as a result of (a) Mr. Komar’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) by Mr. Komar’s resignation upon the expiration of the Employment Period (as defined in Mr. Komar’s employment agreement), provided that Mr. Komar gives at least 90 days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. Komar if Mr. Komar is also a director of the Company at that time) with at least 90 days notice to be provided by the Company to Mr. Komar prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company's base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause (as defined in Mr. Komar’s employment agreement).  In the event Mr. Komar is not in breach of the employment agreement and the employment period is terminated prior to the expiration of the then current term, then in certain events, termination payments may become payable by the Company as set forth in more detail below.  In the event of the death or permanent disability of Mr. Komar, $50,000 shall be paid to Mr. Komar or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

In the event of Mr. Komar’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $250,000 will be due and payable by the Company to Mr. Komar as a severance payment, which payment will be paid in 12 equal installment payments of $20,833.33 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company's base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. Komar as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under his agreement, then a $100,000 lump sum payment is immediately due to Mr. Komar, and any future payments under Mr. Komar’s employment agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company's base IT Staff Augmentation business shall result in a $150,000 payment to Mr. Komar.  In the event of the insolvency of the Company while Mr. Komar is employed by Company as Chief Executive Officer or a similar position of control, then all obligations under Mr. Komar’s employment agreement will immediately terminate except that the Company shall pay to Mr. Komar a termination payment of $50,000 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. Komar by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. Komar.  Mr. Komar’s employment agreement defines “Cause” as (i) the repeated failure or refusal of Mr. Komar to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Komar, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of the employment agreement by Mr. Komar which is not cured within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. Komar of an act of financial dishonesty against the Company that results in the conviction of a felony.

        Mr. McCubbin. On July 1, 2002, we entered into an employment agreement with James McCubbin, our Chief Financial Officer.  The employment agreement had an initial term expiring on July 1, 2003 with five renewable one-year option periods. On July 25, 2008, the Company entered into an addendum to the employment agreement that provided that Mr. McCubbin’s employment agreement shall be extended by one year and provided for an additional one year option period.  The agreement provides for (1) a base salary of $119,000 per year, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (4) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (5) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

The employment agreement also contains termination and change of control provisions as a result of (a) Mr. McCubbin’s death or permanent disability which renders Mr. McCubbin unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) Mr. McCubbin’s resignation upon the expiration of the Employment Period (as defined in Mr. McCubbin’s employment agreement), provided that Mr. McCubbin gives at least 90 days prior written notice to the Company, (c) the termination of his employment at the convenience of the Board of Directors of the Company by unanimous consent (excluding the consent of Mr. McCubbin if he is also a director of the Company at that time) with at least 90 days notice to be provided by the Company to Mr. McCubbin prior to the expiration of the Employment Period, (d) a change in control of more than 50% of the outstanding shares of the Company, (e) a sale or other disposition of a majority of the Company's base IT Staff Augmentation business, (f) the insolvency of the Company, or (g) a termination by the Company for Cause (as defined in Mr. McCubbin’s employment agreement).

In the event Mr. McCubbin is not in breach of the employment agreement and the employment period is terminated prior to the expiration of the then current term, then in certain events as described below, termination payments may become payable by the Company. In the event of the death or permanent disability of Mr. McCubbin, $50,000 shall be paid to Mr. McCubbin or his estate and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.  In the event of Mr. McCubbin’s resignation, no termination payments or accelerated vesting of stock options shall occur. In the event of termination at the election of the Company, then $125,000 will be due and payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in 12 equal installment payments of $10,416.66 each over the immediately subsequent 12 months following such date of termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement.  In the event of a termination occurring as a result of a change in control of more than 50% of the outstanding shares of the Company, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of termination as a result of a sale or other disposition of a majority of the Company's base IT Staff Augmentation business, then $250,000 will be payable by the Company to Mr. McCubbin as a severance payment, which payment will be paid in one lump-sum payment within 30 days of the date of such termination and all awarded but unvested stock options shall be immediately vested and the period of exercise extended for the then remaining term of the option as provided under the option agreement. In the event of a change of control of more than 50% of the outstanding shares of the Company that allows for the continuance of employment under Mr. McCubbin’s employment agreement, then a $100,000 lump sum payment is immediately due to Mr. McCubbin, and any future payments under the employment agreement for termination as a result of a change of control greater than 50% of the outstanding shares of the Company or in the event of termination as a result of a sale or other disposition of a majority of the Company's base IT Staff Augmentation business shall result in a $150,000 payment to Mr. McCubbin.  In the event of the insolvency of the Company while Mr. McCubbin is employed by Company as Chief Financial Officer or a similar position of control, then all obligations under the employment agreement will immediately terminate except that the Company shall pay to Mr. McCubbin a termination payment of $50,000 on such date of termination of employment and no further compensation or other payments beyond the insolvency date will be due or payable to Mr. McCubbin by the Company. In the event of a termination for Cause, no payments will be due or payable by the Company to Mr. McCubbin.  Mr. Komar’s employment agreement defines “Cause” as (i) the repeated failure or refusal of Mr. McCubbin to follow the lawful directives of the Company or its designee (except due to sickness, injury or disabilities), (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) of Mr. McCubbin, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, (iii) a material breach of the employment agreement by Mr. McCubbin which is not cured by Mr. McCubbin within a 60 day period following formal notification by the Company, or (iv) the commission by Mr. McCubbin of an act of financial dishonesty against the Company that results in the conviction of a felony.

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

        The agreement also contains a termination provision. His employment period will continue from the date of his agreement unless terminated earlier by (a) Mr. Oxley’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by WidePoint in its good faith judgment), (b) Mr. Oxley’s resignation, commencing from and after the second anniversary date of his agreement, upon prior written notice to WidePoint of 90 days before the annual anniversary date of this Agreement, or (c) WidePoint for Cause. Mr. Oxley’s employment agreement defines “Cause” as (i) the repeated failure or refusal of Mr. Oxley to follow the lawful directives of WidePoint or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Oxley, which, in the good faith judgment of WidePoint, materially injures WidePoint, including the repeated failure to follow the policies and procedures of WidePoint, after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (iii) a material breach of the employment agreement by Mr. Oxley, after prior notice to Mr. Oxley and a reasonable opportunity to cure by Mr. Oxley of up to 30 days, (iv) the commission by Mr. Oxley of a felony or other crime involving moral turpitude or the commission by Mr. Oxley of an act of financial dishonesty against WidePoint or (v) a proper business purpose of WidePoint, which shall be limited only to a decrease in the staffing of the corporate headquarters staff or the elimination of the position filled by Mr. Oxley as a result of a material decrease in revenues and/or profits of WidePoint, but with other cost cutting measures and the termination of other employees at such office being first considered and instituted as determined in the sole judgment of WidePoint prior to the termination of Mr. Oxley; provided, however, that in the event WidePoint terminates Mr. Oxley for a “proper business purpose,” then (I) the scope of the non-compete set forth in the employment agreement shall be limited to the products and services offered by WidePoint as of the termination of Mr. Oxley and (II) WidePoint shall pay to Mr. Oxley the lesser of (A) Mr. Oxley’s salary and benefits each month for the 6 month period immediately following such termination or (B) in the event less than 6 months remains in the then current term of Mr. Oxley’s employment with WidePoint, then Mr. Oxley shall receive his salary and benefits each month for such lesser remaining period of time.

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

        Mr. Turissini. On October 24, 2004, the Company entered into an employment agreement with Daniel Turissini, our Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary, Operational Research Consultants, Inc. (“ORC”).  The employment agreement had an initial term expiring on October 25, 2006.  On July 25, 2007, the Company entered into an addendum to the employment agreement that provided that Mr. Turissini’s employment agreement shall be annually renewable through October 24, 2009.  On July 15, 2009, the Company entered into an addendum to the employment agreement that provided that the term of Mr. Turissini’s employment agreement shall extend through October 31, 2011. The agreement, as amended pursuant to the July 15, 2009 addendum, provides for (1) a base salary of $250,000 per year, (2) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

The employment agreement also contains a termination provision.  Mr. Turissini’s employment period will continue from the date of his agreement on October 24, 2004 until October 31, 2011 unless terminated earlier by (a) Mr. Turissini’s death or permanent disability which renders him unable to perform his duties hereunder (as determined by ORC and WidePoint in their good faith judgment), (b) Mr. Turissini’s resignation, commencing from and after the third anniversary date of his employment agreement, upon prior written notice to ORC and WidePoint of 90 days before the annual anniversary date of his employment agreement, or (c) ORC and/or WidePoint for Cause.  Mr. Turissini’s employment agreement defines “Cause” as (i) the repeated failure or refusal of Mr. Turissini to follow the lawful directives of ORC, WidePoint or their designee (except due to sickness, injury or disabilities), after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Turissini, which, in the good faith judgment of ORC and WidePoint, materially injures ORC or WidePoint, including the repeated failure to follow the policies and procedures of ORC or WidePoint, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (iii) a material breach of the employment agreement by Mr. Turissini, after prior notice to Mr. Turissini and a reasonable opportunity to cure by Mr. Turissini of up to 30 days, (iv) the commission by Mr. Turissini of a felony or other crime involving moral turpitude or the commission by Mr. Turissini of an act of financial dishonesty against ORC or WidePoint or (v) a proper business purpose of ORC or WidePoint, which shall be limited only to a decrease in the staffing of the office in which Mr. Turissini is working or the elimination of the position filled by Mr. Turissini as a result of a material decrease in revenues and/or profits at the office in which Mr. Turissini is working, but with other cost cutting measures and the termination of other employees at such office being first considered and instituted as determined in the sole judgment of ORC and WidePoint prior to the termination of Mr. Turissini; provided, however, that in the event ORC terminates Mr. Turissini under subparagraph (v), then (I) the scope of the non-compete under Paragraph 5 of the employment agreement shall be limited to the products and services offered by ORC as of the termination of Mr. Turissini under subparagraph (v), and (II) ORC shall pay to Mr. Turissini his salary and benefits each month for the six month period immediately following such termination..

Mr. Turissini’s employment agreement further provides that for one year following the termination of Mr. Turissini’s employment agreement as a result of his resignation or a termination by ORC or WidePoint for Cause, Mr. Turissini will not own, manage, control, participate in, consult with, advertise on behalf of, render services for or in any manner engage in any competitive business of soliciting or providing any computer, technology, information technology, consulting or any other services and/or products of any type whatsoever to any federal, state and/or local governments and/or to any existing or targeted customers or clients of ORC and/or WidePoint; nor shall Mr. Turissini attempt to influence any then existing or targeted customers, clients or suppliers of ORC or WidePoint to curtail any business they are currently, or in the last 36 months have been, transacting with ORC or WidePoint. Furthermore, during such period, Mr. Turissini shall not, without ORC’s or WidePoint’s prior written consent, knowingly solicit or encourage any existing employee or recruit to leave or discourage their employment with ORC or WidePoint.

Mr. Kang.  In January 2008, Jin Kang entered into an Employment and Non-Compete Agreement with iSYS, LLC and WidePoint, pursuant to which Mr. Kang serves as the President of iSYS. The agreement provides for (1) a base salary of $225,000 per year, which may be increased by the Company on an annual basis to reflect merit increases and which was increased in July 2009 to a base salary of $250,000, (2) reimbursement for business expenses consistent with our existing policies that have been incurred for our benefit, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) performance incentive bonuses as may be granted at the discretion of the Compensation Committee of the Board of Directors.

        The agreement also contains a termination provision. His employment period will continue from the date of his agreement, January 4, 2008 until he is terminated either by (a) Mr. Kang’s death or permanent disability, (b) Mr. Kang’s resignation (other than for Good Reason), upon prior written notice to WidePoint and iSYS of 90 days, or (c) iSYS or WidePoint for Cause. Mr. Kang’s employment agreement defines “Cause” as (i) the repeated failure or refusal of Mr. Kang to follow the lawful directives of iSYS, WidePoint or their designee (except due to sickness, injury or disabilities), after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Kang, which, in the good faith judgment of WidePoint or iSYS, materially injures WidePoint or iSYS, including the repeated failure to follow the policies and procedures of WidePoint or iSYS, after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days, (iii) a material breach of his employment agreement by Mr. Kang, after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to 30 days or (iv) the conviction by Mr. Kang of a felony or other crime involving moral turpitude or the commission by Mr. Kang of an act of financial dishonesty against WidePoint or iSYS. Good Reason shall mean (i) a material breach of the employment agreement by WidePoint or iSYS, subject to written notice and an opportunity to cure of up to 30 days, (ii) any material adverse alteration or diminution of Mr. Kang’s duties, subject to written notice and an opportunity to cure of up to 30 days, and (iii) the relocation of iSYS’ principal executive offices to a location more than 50 miles from its present location.

Upon termination of Mr. Kang’s employment without Cause or by Mr. Kang for Good Reason (as defined in Mr. Kang’s employment agreement), iSYS shall pay to Mr. Kang (i) any unpaid base salary as of the date of termination, (ii) in the event that the termination occurs prior to the third anniversary of WidePoint’s acquisition of iSYS, base salary from the date of termination until the third anniversary of WidePoint’s acquisition of iSYS, (iii) a pro rata portion of any bonus payable to Mr. Kang in respect of the year in which the termination occurs and (iv) reimbursement of outstanding business expenses.

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

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000.  The following table sets forth director compensation for fees paid and stock option compensation expense recognized by the Company in 2009:

	Fees Earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Director Name	( $)	($)(1)	($)	($)
James Ritter	12,000	13,500	-	25,500
Morton Taubman	12,000	8,870	-	20,870
George Norwood	12,000	3,790	-	15,790
Otto Guenther	12,000	3,790	-	15,790

(1)  The amounts set forth in this column represent compensation expense as determined by the Black-Scholes calculation recognized by the Company in 2007 with respect to options grants, if any, in 2009.  Reference is made to Note 2 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009 with respect to the calculation of such expense.  As further described above under the heading Outstanding Equity Awards at Fiscal Year-End and in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K, as filed on March 31, 2010, on May 11, 2009, 950,000 options held by management and other employees were cancelled and replaced with replacement options to such individuals. The amounts recognized in this column represent the proportion of earned fair market value of the Replacement Options over the Cancelled Options attributable to the applicable individual as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.  The aggregate number of shares subject to outstanding options held by each director as of December 31, 2009 is as follows: Mr. Ritter, 75,000; Mr. Taubman, 62,000; General Norwood, 62,000; and General Guenther, 62,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of April 26, 2010.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

		Percent of
	Number of Shares	Common Stock
Names and Complete Mailing Address	of Common Stock	Outstanding

Citigroup Inc., Citigroup Global Markets, Inc.,	5,350,000	8.8	%(1)
Citigroup Financial Products Inc
and Citigroup Global Markets Holdings Inc.
388 Greenwich Street
New York, NY 10013

Samuel Andrew Donaldson	3,301,000	5.3	%(2)
1717 Desales St., N.W.
Washington, D.C., D. C., 20036

Ewing & Partners, Timothy G. Ewing, Ewing	3,280,500	5.4	%(3)
Asset Management, LLC and Endurance
General Partners, L.P.
4515 Cole Avenue
Suite 808
Dallas, TX 75205

(1)   Citigroup Inc, Citigroup Global Markets, Citigroup Financial Products Inc., and Citigroup Global Markets Holdings Inc. have no sole voting power in respect to the shares listed above; shared voting power in respect to all shares listed above; no sole dispositive power in respect to the shares listed above; and shared dispositive power in respect of all the shares listed above.  Information based solely on a Schedule 13G/A filed with the SEC on January 20, 2010.

(2)   Samuel Andrew Donaldson has sole voting and dispositive power in respect to the shares listed above.

(3)   Ewing & Partners is deemed a beneficial owner of the shares listed above and each of the other listed persons or entities is deemed a beneficial owner of 3,240,500 of the shares listed above, which includes 2,312,260 shares owned by Endurance Partners (Q.P.), L.P. and 928,240 shares owned by Endurance Partners, L.P.  Information based solely on a Schedule 13G/A filed with the SEC on February 13, 2009.

The following table sets forth the number of shares of our Common Stock beneficially owned as of April 26, 2010 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein.  In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days.  The calculation of the percentage of outstanding shares is based on 61,375,333 shares outstanding as of March 24, 2010.

Security Ownership of Directors and Executive Officers

	Number of	Percent of
Directors, Nominees	Shares of	Outstanding
and Executive Officers	Common Stock (1)	Common Stock (1)

Steve Komar (2)	1,959,203	3.2%

Morton Taubman (3)	62,000	0.1%

James McCubbin (4)	1,901,203	3.1%

James Ritter (5)	115,500	0.2%

Daniel Turissini (6)	1,246,750	2.0%

Ronald Oxley (7)	133,000	0.2%

Jin Kang (8)	2,591,846	4.2%

Otto Guenther (9)	62,000	0.1%

George Norwood (10)	62,000	0.1%

All directors and
officers as a group
(9 persons) (11)	8,133,502	13.2%

(1)   Assumes in the case of each shareholder listed above that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)   Includes (i) 641,100 shares owned directly by Mr. Komar, (ii) 525,000 shares subject to exercisable options to purchase shares from the Company, and (iii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are now held by him indirectly.

(3)   Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(4)   Includes (i) 1,450,203 shares owned directly by Mr. McCubbin, and (ii) 451,000 shares subject to exercisable options to purchase shares from the Company.

(5)   Includes (i) 65,500 shares owned directly by Mr. Ritter, and (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003.  Does not include 25,000 shares of Common Stock that may be purchased by him at a price of $0.54 per share through May 11, 2019, under an option granted on May 11, 2009.

(6)   Includes (i) 776,750 shares owned directly by Mr. Turissini, and (ii) 470,000 shares subject to exercisable options to purchase shares from the Company.

(7)   Includes (i) 71,000 shares owned directly by Mr. Oxley, and (ii) 62,000 shares subject to exercisable options to purchase shares from the Company.  Does not include 250,000 shares that may be purchased by Mr. Oxley at a price of $0.83 per share until July 25, 2018, pursuant to a stock option granted to him on May 11, 2009.

(8)   Includes (i) 2,276,846 shares owned directly by Mr. Kang, and (ii) 315,000 shares subject to exercisable options to purchase shares from the Company.

(9)   Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(10)   Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(11)   Includes the shares referred to as included in notes (2), (3), (4), (5), (6), (7), (8), (9), and (10), above.

Equity Compensation Plan Information:

The following table sets forth information as of December 31, 2009, with respect to the Company's compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity Compensation Plans:

Approved by security holders	4,517,411	$0.54	4,510,438

Not approved by security holders	54,878	$0.80	- 0 -

Total	4,572,289	$0.56	4,510,438

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A related person transaction is a consummated or currently proposed transaction in which the Company has been, is or will be a participant and the amount involved exceeds $120,000, and in which a related person (i.e., any director or executive officer or nominee for director, or any member of the immediate family of such person) has or will have a direct or indirect material interest.

The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed, with the exception that on July 8, 2009, each of Steve L. Komar and James T. McCubbin, each of whom are presently an officer and director of the Company, exercised, in the form of a cashless exercise, his respective warrant to purchase 1,333,333 shares of common stock of the Company, which warrant was previously issued to such individual pursuant to a Warrant Purchase Agreement, dated July 14, 2004, by and between the Company and each such individual. As a result of his respective cashless exercise of such warrant, each of Steve L. Komar and James T. McCubbin, as applicable, was issued 793,103 shares of common stock of the Company, with 540,230 shares of common stock of the Company being withheld by the Company from each such warrant as payment of the respective exercise price of each such warrant.

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board of Directors will consist of independent directors.  An “independent” director is a director who meets the NYSE Amex definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board.  The Company’s Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board of Directors and its Committees and reports its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board of Directors has determined that each of the non-employee directors—Messrs. Taubman, Ritter, Guenther, and Norwood —satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE Amex listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

For a director to be considered independent, the Board of Directors must determine that the director does not have any direct or indirect material relationships (including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships) with WidePoint, other than as a director and shareholder. NYSE Amex listing standards also impose certain per se bars to independence, which are based upon a director’s relationships with WidePoint currently and during the three years preceding the Board’s determination of independence.

The Board of Directors considered all relevant facts and circumstances in making its determinations, including the following:

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

Non-management members of the Board of Directors conduct at least two regularly-scheduled meetings per year without members of management being present.  Mr. Ritter serves as the presiding director of such meetings.  Following an executive session of non-employee directors, the presiding director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company paid Moss Adams approximately $42,800 in fees for audit and review work for fiscal year 2008 that was paid in fiscal year 2008 and an additional $104,200 in fees for audit and review work for fiscal year 2008 that was paid in fiscal year 2009.   The Company paid Moss Adams approximately $30,400 in fees for audit and review work for fiscal year 2009 that was paid in fiscal year 2009 and an additional $18,100 in fees for audit and review work for fiscal year 2009 that was paid in fiscal year 2010.  The Company will pay Moss Adams in 2010 approximately $69,900 in audit and review fees for work associated with the Company’s fiscal year 2009 audit.

Audit-Related Fees

The Company did not pay Moss Adams LLP any audit-related fees for fiscal year 2009 or 2008.

Tax Fees

The Company did not pay Moss Adams LLP any tax fees for fiscal year 2008. The Company will pay Moss Adams in 2010 approximately $9,300 in tax fees for work associated with the Company’s fiscal year 2009 Internal Revenue Code Section 382 tax analysis.

All Other Fees

The Company did not pay Moss Adams LLP any nonaudit fees for fiscal year 2009 or 2008.

Audit Committee Policies and Procedures For Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

For audit services, the independent auditor will provide the Committee with an engagement letter during the March-May quarter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year.  If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as soon as practicable following receipt of the engagement letter.  The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

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

To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chairman the authority to amend or modify the list of approved permissible non-audit services and fees.  The Chairman will report any action taken pursuant to this delegation to the Committee at its next meeting.

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

10.4
Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turissini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2007.)

10.5
Commercial Loan Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

10.6
Security Agreement, dated August 16, 2007, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 21, 2007.)

* Management contract or compensatory plan.

10.7
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

10.9
Revolving Line of Credit Agreement, dated as of November 5, 2007, by and among Protexx, Inc. and its subsidiaries, including but not limited to 22THEN LLC, as borrower, Peter Letizia, as guarantor, and WidePoint Corporation, as lender. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q filed on November 9, 2007.)

10.10
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

10.13
Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.14
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

10.16
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

10.21
Escrow Agreement, dated April 29, 2008, between the Company, Deutsche Bank AG, London Branch and Foley & Lardner LLP as Escrow Agent.  (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.22
Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners, L.P.  (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008.)

10.23
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

10.25
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

10.27
Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin.*  (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.28
Asset Purchase Agreement, dated July 31, 2008, by and among the Registrant, Protexx Acquisition Corporation, Protexx Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor.  (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

10.29
Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.30
Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.31
Employment and Non-Compete Agreement, dated May 2008, between the Registrant and Ronald Oxley (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 10-K/A filed on April 30, 2009.

10.32
Addendum Employment and Non-Compete Agreement*, dated July 15, 2009, by and between Registrant and Daniel E. Turissini (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 21, 2009)

10.33
Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrants Report on Form 10-K/A filed on August 18, 2009)

21	Subsidiaries of WidePoint Corporation. (Incorporated herein by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

23.1	Consent of Moss Adams LLP (Incorporated herein by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2010).

31.1A	Amended Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2A	Amended Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32A	Amended Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).