Form 10-Q
period 2010-03-31
WIDEPOINT CORP
filed 2010-05-17
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-33035

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (630) 629-0003

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 17, 2010, 61,375,333 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION

Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,349,382	$6,238,788
Accounts receivable, net of allowance of $52,650 and $52,650, respectively	6,775,176	7,055,525
Unbilled accounts receivable	1,774,440	1,334,455
Prepaid expenses and other assets	376,184	359,563
Total current assets	12,275,182	14,988,331
Property and equipment, net	520,412	538,811
Goodwill	10,399,737	9,770,647
Other Intangibles, net	1,574,282	1,381,580
Other assets	64,890	75,718
Total assets	$24,834,503	$26,755,087

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$55,117	$102,074
Accounts payable	4,797,985	7,120,168
Accrued expenses	2,412,789	2,304,995
Deferred revenue	650,365	768,504
Short-term portion of long-term debt	529,799	520,855
Short-term portion of deferred rent	45,992	54,497
Short-term portion of capital lease obligation	95,155	112,576
Total current liabilities	8,587,202	10,983,669
Deferred income tax liability	353,004	313,782
Long-term debt, net of current portion	469,273	604,048
Fair value of earnout liability	300,000	—
Deferred rent, net of current portion	21,760	7,312
Capital lease obligation, net of current portion	56,142	67,632
Total liabilities	$9,787,381	$11,976,443

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 61,375,333 shares issued and outstanding, respectively	61,375	61,375
Stock warrants	24,375	24,375
Additional paid-in capital	67,903,574	67,874,394
Accumulated deficit	(52,942,202)	(53,181,500)
Total stockholders’ equity	15,047,122	14,778,644
Total liabilities and stockholders’ equity	$24,834,503	$26,755,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2010	2009
	(unaudited)
Revenues, net	$11,163,056	$10,135,382
Cost of sales (including amortization and depreciation of $226,285 and $243,136, respectively)	8,639,221	8,092,280

Gross profit	2,523,835	2,043,102

Sales and marketing	343,007	229,466
General and administrative (including share-based compensation expense of $29,180 and $30,730, respectively)	1,831,811	1,536,271
Depreciation expense	49,734	43,007

Income from operations	299,283	234,358

Interest income	6,614	14,088
Interest expense (loss)	(27,377)	(80,299)

Net income before income tax expense	278,520	168,147
Deferred income tax expense	39,222	39,222

Net income	$239,298	$128,925

Basic net income per share	$0.004	$0.002
Basic weighted average shares outstanding	61,375,333	58,294,514
Diluted net income per share	$0.004	$0.002
Diluted weighted average shares outstanding	62,974,353	59,302,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$239,298	$128,925
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	39,222	39,222
Depreciation expense	72,978	57,258
Amortization of intangibles	203,041	228,885
Amortization of deferred financing costs	2,911	842
Share-based compensation expense	29,180	30,730

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	(159,636)	208,064
Prepaid expenses and other current assets	25,379	53,033
Other assets	7,917	15,007
Accounts payable and accrued expenses	(2,633,815)	1,593,103
Deferred revenue	(118,139)	(167,730)
Net cash (used in) provided by operating activities	(2,291,664)	2,187,339

Cash flows from investing activities:
Purchase of asset/subsidiary, net of cash Acquired	(370,000)	—
Purchase of property and equipment	(10,904)	(7,726)
Software development costs	(14,324)	(11,682)
Net cash used in investing activities	(395,228)	(19,408)

Cashflows from financing activities:

Principal payments on notes payable	(173,603)	(2,160,205)
Principal payments under capital lease obligation	(28,911)	(30,158)
Proceeds from exercise of stock options	—	3,750
Costs related to renewal fee for line of credit	—	(12,000)
Net cash used in financing activities	(202,514)	(2,198,613)

Net decrease in cash and cash equivalents	(2,889,406)	(30,682)

Cash and cash equivalents, beginning of period	6,238,788	4,375,426
Cash and cash equivalents, end of period	$3,349,382	$4,344,744

Supplemental cash flow information:
Cash paid for interest	$25,281	$228,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

WidePoint Corporation (“WidePoint” or the “Company”) is a provider of technology-based products and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies within three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management (formerly referred to as our “Wireless Telecommunications Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), and Consulting Services and Products.  These segments offer unique solutions and proprietary intellectual property (“IP”) in mobile and wireless full life cycle management solutions; cybersecurity solutions with specific subject matter expertise, U.S. government certifications and authorizations, and IP in identity management and information assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

WidePoint has three material operational entities, Operational Research Consultants, Inc. (“ORC”), iSYS, LLC (“iSYS”), and WidePoint IL, Inc. (operating in conjunction with WP NBIL.), and with two early stage development companies: Protexx Acquisition Corporation, doing business as Protexx, and Advanced Response Concepts Corporation, doing business as Advanced Response Concepts. ORC specializes in IT integration and secure authentication processes and software, and is a provider of services to the U.S. Government.  ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies.  PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.  iSYS specializes in mobile telecommunications expense management services and forensic informatics, as well as information assurance services, predominantly to the U.S. Government.  WP IL and WP NBIL provides information technology consulting services predominately to large commercial enterprises.  Protexx specializes in identity assurance and mobile and wireless data protection services.

In February 2010, we completed the asset purchase and assumption of certain liabilities from Vuance, Inc, including acquisition of their Government Services Division.  These assets are now housed in our wholly owned Subsidiary Advanced Response Concepts Corporation.  Advanced Response Concepts develops and markets leading-edge secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies.

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

The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations and statements of cash flows for the three months ended March 31, 2010 and 2009, respectively, have been prepared by the Company and are unaudited.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not indicative of the operating results for the full year.

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

Accounting Standards Updates

In September, 2009, FASB issued Accounting Standard Update No. 13 (“ASU 13”), Multiple Element Revenue Arrangements, which applies to ASC Topic 605, Revenue Recognition.  ASU 13, among other things, establishes the use of the best estimate of selling price to determine the separate units of accounting in a multiple element arrangement in the absence of vendor-specific objective evidence (“VSOE”) or third party evidence (“TPE”).  ASU 13 also removes the requirement to use the residual method to allocate arrangement consideration to the separate units of accounting in an arrangement, and instead requires the use of management’s best estimate of the relative selling prices of each unit of accounting to determine the consideration allocation. ASU 13 is effective for arrangements entered into or materially modified in a fiscal year beginning on or after June 15, 2010. This update to the ASC will be applied on a prospective basis, and management is in the process of evaluating whether the update will materially change the pattern and timing of the Company’s recognition of revenue.

Significant Customers

For the quarter ended March 31, 2010, three customers, the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency within the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented the percentages of our revenue set forth in the table below.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on our results of operations.

	For the Three Months Ended March 31,
Customer Name	2009 (%) Revenue	2008 (%) Revenue
Transportation Security Administration (“TSA”)	24%	24%
Department of Homeland Security (“DHS”)	20%	21%
Washington Headquarters Services (“WHS”)	17%	18%

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable.  As of March 31, 2010 and December 31, 2009, respectively, three customers, DHS, WHS, and TSA represented the percentages of our accounts receivable and unbilled accounts receivable as set forth in the table below:

Customer Name	As of March 31, 2010 (%) Receivables	As of December 31, 2009 (%) Receivables
Department of Homeland Security (“DHS”)	31%	30%
Transportation Security Administration (“TSA”)	17%	26%
Washington Headquarters Services (“WHS”)	12%	20%

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

Cash and Cash Equivalents

Investments purchased with original maturities of three months or less are considered cash equivalents for purposes of these consolidated financial statements.  The Company maintains cash and cash equivalents with various major financial institutions in excess of federally insured limits.  The Company’s financial institution participates in the FDIC’s Transaction Account Guarantee (TAG) Program whereby all non-interest bearing transactions accounts are fully guaranteed by the FDIC for the entire amount of the account through June 30, 2010.  Effective May 15, 2009, deposits not covered under the temporary TAG program at FDIC-insured institutions are insured up to at least $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.

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

The Company has not historically maintained a bad debt reserve for our federal government or commercial customers as we have not witnessed any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.  Upon specific review and our determination that a bad debt reserve may be required, we will reserve such amount if we view the account as potentially uncollectible.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period.  Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms.  At March 31, 2010 and December 31, 2009, unbilled accounts receivable totaled approximately $1,774,000 and $1,334,000, respectively.

Revenue Recognition

The Company has revenue contracts with customers, which may involve multiple deliverable elements.  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements, any contingencies that may be present, historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.  The Company allocates revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

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

Revenue from the sale of PKI credentials whereby the customer controls issuance of the credential (for example, the sale of PKI Credential Seats along with the sale of maintenance, hosting and support to be delivered over the contract period), is allocated by the Company to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. The Company defers revenue from the arrangement equivalent to the fair value of the undelivered elements and recognizes the remaining amount at the time of the delivery of the product or when all other revenue recognition criteria have been met.

A portion of our revenues are derived from cost-plus or time-and-materials contracts. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs.  In the event the estimated costs of a contract are greater then the remaining revenues to be recognized, the Company estimates and reserves the total costs required to perform the contract at the time such event becomes known to the Company.

In the event of a termination of a contract, all billed and unbilled amounts associated with those task orders where work has been performed would be billed and collected. The termination provisions of the contract would be accounted for at the time of termination. Any deferred and/or amortization cost would either be billed or expensed depending upon the termination provisions of the contract. Further, the Company has had no material history of losses nor has it identified any material specific risk of loss at March 31, 2010 and 2009, respectively, due to termination provisions and thus has not recorded provisions for such events.

Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance that requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  The guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Automobiles, computers, equipment and software	$1,238,732	$1,194,831
Less– Accumulated depreciation and amortization	(718,320)	(656,020)
	$520,412	$538,811

Depreciation expense is computed using the straight-line method over the estimated useful lives of between two and five years depending upon the classification of the property and/or equipment.

The Company capitalizes costs related to software development (including certain upgrades and enhancements that result in additional functionality) and implementation in connection with its internal use software systems.  All preliminary project stage and post implementation costs (including training and maintenance) are expensed as incurred.

Software Development Costs

For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers.  Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint recorded approximately $70,000 of amortization expense for the three month period ended March 31, 2010, as compared to approximately $67,000 for the three month period ended March 31, 2009.  WidePoint capitalized approximately $14,000 for the three month period ended March 31, 2010, as compared to approximately $12,000 for the three month period ended March 31, 2009. Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at March 31, 2010 were approximately $0.3 million, compared to approximately $0.4 million at December 31, 2009.

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

Goodwill, Other Intangible Assets, and Long-Lived Assets

Goodwill is not subject to amortization and annual review is required for impairment.  The impairment test is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The Company’s annual impairment testing date is December 31st. As of December 31, 2009, no impairment had occurred. We have not identified any impairment as of March 31, 2010.

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

Basic and Diluted Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The treasury stock effect of the conversion of options and warrants to purchase 1,599,020 and 1,007,691 shares of common stock outstanding for the three months ended March 31, 2010 and 2009, respectively, has been included in the calculations of the diluted net income per share. Net income per common share was computed as follows:

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Basic Net Income Per Common Share:
Net income	$239,298	$128,925

Weighted average number of common shares	61,375,333	58, 294,514

Income per common share	$0.004	$0.002

Diluted net Income per Common Share:
Net income	$239,298	$128,925

Weighted average number of common shares	61,375,333	58,294,514

Incremental shares from assumed conversions of stock options	1,599,020	1,007,691
Adjusted weighted average number of common shares	62,974,353	59,302,205
Income per common share	$0.004	$0.002

Stock-based compensation

The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.

The amount of compensation expense recognized during the three month periods ended March 31, 2010 and 2009, respectively, under our plans was comprised of the following:

	Three Months ended March 31,
	2010	2009

General and administrative expense	$29,180	$30,730
Share-based compensation before taxes	29,180	30,730
Total net share-based compensation expense	$29,180	$30,730
Net share-based compensation expenses per basic and diluted common share	nil	nil

Since we have cumulative operating tax losses as of March 31, 2010, for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the three months ended March 31, 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years.  The option awards are for the period from 1999 through 2010. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

	Three Months Ending March 31, 2010
Expected dividend yield	0
Expected volatility	102%	%
Risk-free interest rate	1.40%
Expected life – Employees options	3.0 years
Expected life – Board of directors options	n/a

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the three month periods ended March 31, 2010 and 2009 is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2010	1,215,004	$0.39

Granted	75,000	$0.41
Vested	120,001	$0.05
Forfeited	-	-
Non-vested at March 31, 2010	1,170,003	$0.43

Non-vested at January 1, 2009	1,314,000	$0.57

Granted	-	-
Vested	119,996	$0.80
Forfeited	-	-
Non-vested at March 31, 2009	1,194,004	$0.55

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	$0.65
Cancelled	1,000	$1.35
Exercised	-	-
Total outstanding at March 31, 2010	4,591,411	$0.54
Total exercisable at March 31, 2010	3,421,408	$0.44

Total outstanding at January 1, 2009	8,523,411	$0.45

Issued	-	-
Cancelled	1,000	$1.35
Exercised	30,000	0.13
Total outstanding at March 31, 2009	8,492,411	$0.45
Total exercisable at March 31, 2009	7,298,407	$0.38

The aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2010 were 4.43 and 3.67, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2009, were 3.01 and 2.28, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of March 31, 2010, were $1,241,373 and $1,203,423, respectively. The total intrinsic value of options exercised for the first quarter of fiscal 2010 was approximately $0. The Company issues new shares of common stock upon the exercise of stock options.  At March 31, 2010, 4,436,438 Shares were available for future grants under the Company’s 2008 Stock Incentive Plan.

At March 31, 2010, the Company had approximately $313,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.70 years.

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

The Company entered into a senior lending agreement with Cardinal Bank on August 16, 2007.  In January of 2008, the Company modified this credit facility with Cardinal Bank to allow for up to $7 million, which included a four-year term note for $2 million that the Company had entered into with Cardinal Bank in January 2008. The Company borrowed approximately $1.8 million under this credit facility to finance the acquisition of iSYS, LLC in January of 2008 and repaid the advance in full in May 2008 from the proceeds raised in a subsequent capital raise that occurred in April and May of 2008.  As of March 31, 2010, the Company had no borrowings under this credit facility, which previously had a $5 million borrowing cap at an interest rate of 6.5%.  As explained below, this credit facility was superseded by the Company’s new revolving credit facility entered into with Cardinal Bank.

On March 17, 2009, the Company entered into a Debt Modification Agreement and Commercial Loan Agreement (“2009 Commercial Loan Agreement”) with Cardinal Bank. This new revolving credit facility replaced the Company’s prior $5 million revolving credit facility with Cardinal Bank. The 2009 Commercial Loan Agreement allows for the Company to borrow up to $5 million. The repayment date of the revolving credit facility was extended to June 1, 2010 and advances under the revolving credit facility will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the 2009 Commercial Loan Agreement were collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios.  The Company was in full compliance with these financial covenants on May 17, 2010.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At March 31, 2010, we owed approximately $1.0 million under the term note.

4.	Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We have not identified any impairment as of March 31, 2010.
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2010 and for the year ended December 31, 2009, respectively, are as follows:

Total

Balance as of December 31, 2008	$8,575,881
iSYS additional earn-out purchase consideration	1,194,766
Balance as of December 31, 2009	$9,770,647

Advanced Response Concepts asset purchase	629,090

Balance as of March 31, 2010	$10,399,737

In the three month period ended March 31, 2010, $629,089 in goodwill was acquired as a result of the acquisition of the assets of the government business of Vuance, Inc. by the Company’s wholly-owned subsidiary, Advanced Response Concepts. Management believes that as of March 31, 2010, the carrying value of our goodwill was not impaired.  Goodwill and the description of the Vuance/Advanced Response Concepts asset purchase is more fully described in Note 8.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets

ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(1,122,113)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(579,751)	5

Protexx (Identity Security Software)	$506,463	$(281,369)	3
Advanced Response Concepts (includes preliminary values for customer relationships and first responder security software)	$381,420	$(15,893)	4
	$3,263,406	$(1,999,126)	4
Internally Developed Intangible Assets

ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(315,271)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(573,593)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(135,240)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(26,947)	3

ORC PKI-V Intangible (Related to internally generated software)	$126,029	$(3,501)	3
	1,364,554	$(1,054,552)	5

Total	$4,627,960	$(3,053,678)	5

Aggregate Amortization Expense:
For the three months ended 3/31/10	$203,041

Estimated Amortization Expense:
For the year ending 12/31/10	$722,502
For the year ending 12/31/11	$467,823
For the year ending 12/31/12	$325,032
For the year ending 12/31/13	$254,020
For the year ending 12/31/14	$7,946

Total	$1,777,323

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired nor any written-off  during the three month period ended March 31, 2010 ..

5.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  Income tax accounting guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of March 31, 2010 and December 31, 2009 the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

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

As of March 31, 2010, the Company had net operating loss (NOL) carry forwards of approximately $15 million to offset future taxable income. There are also up to approximately in $8 million in state tax NOL carry forwards.  These carry forwards expire between 2010 and 2029. In assessing the ability to realize of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. In the fourth quarter of 2009, the Company completed its “Section 382” analysis and preliminarily determined that some of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that  occurred in past years.  Utilization of the NOL carryforwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $4,907,000 of tax benefits related to federal NOL carryforwards that will expire unused. Accordingly, the related NOL carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

No tax benefit has been realized associated with the exercise of stock options for the three months ended March 31, 2010 and 2009, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $39,000 for the three months ended March 31, 2010 and 2009, respectively. This deferred income tax expense is attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of. The deferred tax liability can be offset by deferred Income tax assets that may be recognized In the future and the deferred tax expense is a non-cash expense. Income tax accounting guidance requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share.  As of March 31, 2010, there were 61,375,333 shares of common stock outstanding.  During the quarter ended March 31, 2010, no shares of common stock were issued.

7.	Segment reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, which include Wireless Mobility Management, Cybersecurity Solutions, and IT consulting services.

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

Three Month Period Ending March 31, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,919,812	$1,425,507	$2,817,737	$-	$11,163,056
Operating income including amortization and depreciation expense	679,244	285,366	107,414	(772,741)	299,283
Interest Income (expense), net				(20,763)	(20,763)
Pretax income					278,520
Income tax expense				(39,322)	(39,222)
Net income					239,298

Three Month Period Ending March 31, 2009

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,356,460	$1,407,852	$2,371,070	$-	$10,135,382
Operating income (loss) Including amortization and depreciation expense	602,354	225,429	16,677	(610,102)	234,358
Interest Income (expense), net				(66,211)	(66,211)
Pretax income					168,147
Income tax expense				(39,222)	(39,222)
Net income					128,925

8.	Advanced Response Concepts Corporation Asset Purchase.

On January 29, 2010, the Company, together with its wholly-owned subsidiary, Advanced Response Concepts Corporation, a Delaware corporation (“Advanced Response Concepts”), entered into an Asset Purchase Agreement with Vuance, Inc. a Delaware corporation (“Vuance”) and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which Advanced Response Concepts acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  Advanced Response Concepts acquired all assets of the collective business of Vuance relating to its Government Services Division, including but not limited to the operation by Vuance of identity assurance and priority resource management solutions, as well as crime scene management and information protection, and other activities related or incidental thereto and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, offered primarily to state and local government agency markets.

The Company has engaged a valuation consultant to assist in finalizing the determination of the purchase price and fair value of assets and liabilities acquired and this process has not been completed as of the end of the quarter. As such, amounts disclosed are provisional and subject to change based on the final determination of the purchase price and fair value of assets and liabilities acquired.  The purchase price was based upon management’s estimates and assumptions using the latest available information.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in this business combination:

Advanced Response Concepts Jan. 29, 2010
Consideration:

Cash	$370,000
Cash to be paid (post-closing adjustments)	13,700
Contingent consideration arrangement	300,000

Fair value of total consideration transferred	$683,700

Approximate acquisition related costs (including general & administrative expenses in WidePoint’s income statement for the period ending March 31, 2010)	$70,000

Recognized amounts of identifiable assets acquired & liabilities assumed:

Current Assets	$42,000
Property, plant, and equipment, net	43,675
Identifiable intangible assets	381,420

Current liabilities assumed	(412,483)

Total identifiable net assets & liabilities assumed	54,612

Goodwill	629,088

Total	$683,700

The operations of Advanced Response Concepts have been included in the Company’s results of operations beginning on January 29, 2010, the acquisition date.

The earnout provision of the Vuance Agreement provides for additional consideration of up to $1,500,000 during the earnout period of the calendar years 2010 - 2012, subject to Advanced Response Concepts receiving minimum qualified revenues of at least $4,000,000 per year.  In the event Advanced Response Concepts receives at least $4,000,000 in qualified revenues in an earnout year Vuance will have the right to receive an earnout payment equal to twenty percent (20%) of the amount by which such qualified revenues for that earnout year exceed $4,000,000; provided, however, that the first $270,000 of any such earnout payment will be retained by the Company for its sole account as reimbursement for certain accounts payable and deferred revenue liabilities assumed by Advanced Response Concepts in connection with the Vuance Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this quarterly report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Overview

WidePoint Corporation is a technology-based provider of products and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997. We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies in three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management (formerly referred to as our “Wireless Telecommunications Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), and Consulting Services and Products.  These segments offer unique solutions and proprietary intellectual property (“IP”) in mobile and wireless full life cycle management solutions; cybersecurity solutions with specific subject matter expertise, U.S. government certifications and authorizations, and IP in identity management and information assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. For additional information related to our three business segments and operational entities, see our Overview Section of Management’s discussion and analysis of financial condition and results of operations and our consolidated financial statements in this Form 10-Q.

See Note 7 to the Condensed Consolidated Financial Statements included in this report for a description of the operating results for each segment.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings, which has already been augmented by our acquisitions of ORC and iSYS, our asset purchases of Protexx and Advanced Response Concepts, and our internal growth initiatives.

With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal government marketplace has improved substantially. iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. Further supplemented by the addition of the Protexx and Advanced Response Concepts asset acquisitions, the Company intends to continue to leverage the synergies between its newly-acquired operating subsidiaries, and cross sell its technical capabilities into each separate marketplace serviced by our respective business segments.

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

As a result of our acquisitions, which predominantly operate in the U.S. federal government marketplace, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30.  If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved.  Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (first quarter of the government’s fiscal year).  Further, a change in senior government officials, or realignment of responsibilities, may negatively affect the rate at which the federal government purchases the services that we offer.

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

Results of Operations

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Revenues, net.  Revenues for the three month period ended March 31, 2010, were approximately $11.2 million as compared to approximately $10.1 million for the three month period ended March 31, 2009.  The increase in revenues was primarily attributable to increases in all three of our segments as a result of the performance of recent contract awards and expansions made predominately by our federal agency customers.

▪
Our Mobile Telecom Managed Services (“MTEM”) segment experienced revenue growth of approximately 9% from approximately $6.4 million for the quarter ended March 31, 2009 to approximately $6.9 million for the quarter ended March 31, 2010.  The positive revenue performance primarily resulted from the execution of new contract awards and renewals and expansion work from our current customer base.  We anticipate that this segment should continue to demonstrate positive revenue growth in the future as federal agencies continue to adopt the Company’s services under the recent contract award associated with the federal strategic sourcing initiative, or FSSI, by the General Services Administration.  In addition, we expect future revenue growth of this segment to be further bolstered by the drive of federal agencies and departments to expand the efficiencies and savings that services such as our Mobile Telecom Managed Services have to date proven to generate for these groups.  Also, we are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises through a sales channel strategy utilizing intermediaries to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our PKI credentialing and managed services segment experienced relatively flat revenue growth with revenues of approximately $1.4 million for the three month periods ended March 31, 2010 and 2009, respectively.  We anticipate that this segment should continue to demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure thereof.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the continued long-term growth of this segment.

▪
Our consulting services segment experienced revenue growth of approximately 19%.  Revenues increased from approximately $2.3 million for the three month period ended March 31, 2009 to $2.9 million for the three month period ended March 31, 2010.  This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base occurring in this quarter.

Cost of sales.  Cost of sales for the three month period ended March 31, 2010, was approximately $8.6 million (or 77% of revenues), as compared to cost of sales of approximately $8.1 million (or 80% of revenues), for the three month period ended March 31, 2009.  This absolute increase in cost of sales was primarily attributable to an increase in revenues.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments.  Our MTEM and PKI segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies.  Our consulting services segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the quarter.  We anticipate improvements in our costs of sales on a percentage basis as our MTEM and PKI segments add economies of scale, which may be partially offset at times by the fluctuation in our consulting services segment revenue mix.

Gross profit.  Gross profit for the three month period ended March 31, 2010 was approximately $2.6 million (or 23% of revenues), as compared to gross profit of approximately $2.0 million (or 20% of revenues), for the three month period ended March 31, 2009.  The percentage of gross profit was higher in the first quarter of 2010 as compared to the first quarter of 2009 as a result of higher margins associated with improved economies of scale in our MTEM and PKI segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our consulting services segment.  We anticipate gross profit as a percentage of revenues should increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the three month period ended March 31, 2010, was approximately $343,000, (or 3% of revenues) as compared to approximately$229,000 (or 2% of revenues), for the three month period ended March 31, 2009.  The absolute dollar amount of sales and marketing expanded slightly as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements.  We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended March 31, 2010, were approximately $1.8 million (or 16% of revenues), as compared to approximately $1.5 million (or 15% of revenues) recorded by the Company for the three month period ended March 31, 2009.  This increase in general and administrative expenses over those for the three months ended March 31, 2009, was primarily attributable to increases in general and administrative costs as we added a new subsidiary Advanced Response Concepts that added to our general and administrative expense base, along with a one time increase in legal expenses associated with the purchase of the assets of the government business of Vuance, Inc., which we are operating as Advanced Response Concepts.  We anticipate that our general and administrative costs in absolute dollars may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the three month period ended March 31, 2010, was approximately $50,000 (or less than 1% of revenues), as compared to approximately $43,000 of such expenses (or less than 1% of revenues) recorded by the Company for the three month period ended March 31, 2009.  This increase in depreciation expense over those for the three month period ended March 31, 2009, was primarily attributable to recent acquisitions of additional depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our MTEM and PKI segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the three month period ended March 31, 2010, was approximately $7,000 (or less than 1% of revenues), as compared to approximately $14,000 (or less than 1% of revenues), for the three month period ended March 31, 2009.  This decrease in interest income for the three month period ended March 31, 2010, was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the three month period ended March 31, 2010, was approximately $27,000 (or less than 1% of revenues), as compared to approximately $80,000 (or less than 1% of revenues), for the three month period ended March 31, 2009.  This decrease in interest expense for the three month period ended March 31, 2010, was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income taxes for the three month periods ended March 31, 2010 and March 31, 2009 each were approximately $39,000. The Company incurred a deferred income tax expense of approximately $39,000 for each three month period, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the above, the net income for the three month period ended March 31, 2010, was approximately $239,000 as compared to the net income of approximately $129,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2009 and through the period ended March 31, 2010, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.

Net cash used in operating activities for the three months ended March 31, 2010, was approximately $2.3 million, as compared to cash provided by operating activities of $2.2 million for the three months ended March 31, 2009.  This decrease in cash generated and increase in cash used in from operating activities for the three months ended March 31, 2010 was primarily a result of a decrease in accounts payable and accrued expenses as a result of an acceleration of vendor payments during the first quarter of 2010.  Net cash used in investing activities for the three months ended March 31, 2010, was approximately $395,000, as compared to $19,000 in cash used in investing activities for the three months ended March 31, 2009.  The increase in net cash used in investing activities was primarily attributable to the asset acquisition of the government business assets of Vuance, Inc. by the Company. Net cash used in financing activities amounted to approximately $203,000 in the three months ended March 31, 2010, as compared to net cash used in financing activities of approximately $2.2 million in the three months ended March 31, 2009. This decrease in net cash used in financing activities primarily related to the reduction of acquisition indebtedness during the first quarter ended March 31, 2010 as compared to the first quarter of March 31, 2009 in which we paid down the remaining amounts of the Sellers Note issued to Jin Kang, a related party of the Company and the former owner and current officer of iSYS, LLC, in connection with our acquisition of iSYS, LLC.   As a result of the Company’s capital raising in 2008 and profitability in 2009, the Company has had excess liquidity to absorb the pay-down of short-term and long-term debt, while still maintaining sufficient levels of capital resources to fund operations.

As of March 31, 2010, the Company had a net working capital of approximately $3.7 million.  The Company’s primary source of liquidity consists of approximately $3.3 million in cash and cash equivalents and approximately $8.5 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $7.2 million in accounts payable and accrued expenses.   The reduction in current liabilities for the three months ended March 31, 2010 was predominately associated with the reduction of accounts payable and accrued liabilities as a result of the acceleration of vendor invoices during the first quarter of 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to the existence of the following material weaknesses:

Inadequate segregation of duties within a significant account or process. Management determined that it did not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Lack of sufficient subject matter expertise.  Management determined that it lacks certain subject matter expertise accounting for and the disclosure of complex transactions. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

Remediation Plan for Material Weaknesses

The material weaknesses described above in “Material Weaknesses in Internal Control Over Financial Reporting” comprise control deficiencies that we discovered during the financial close process for the December 31, 2009 fiscal period.

Management has commenced a remediation plan during the first quarter of 2010 that will be implemented during our fiscal year 2010, which includes (i) recruiting and adding specific financial subject matter experts as consultants or employees to the financial staff and, (ii) augmenting and allowing for additional training and education for select members of our financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” were commenced during the first quarter of 2010, will continue to be implemented during our fiscal year 2010, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

WIDEPOINT CORPORATION

Date: May 17, 2010	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

May 17, 2010	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer