Form 10-Q
period 2010-06-30
WIDEPOINT CORP
filed 2010-08-16
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ____________
Commission file number  001-33035

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

As of August 13, 2010, 61,375,333 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,565,082	$6,238,788
Accounts receivable, net of allowance of $0 and $52,650, respectively	7,681,993	7,055,525
Unbilled accounts receivable	2,412,841	1,334,455
Prepaid expenses and other assets	364,123	359,563
Total current assets	13,024,039	14,988,331
Property and equipment, net	456,934	538,811
Goodwill	10,475,513	9,770,647
Other Intangibles, net	1,375,197	1,381,580
Other assets	62,806	75,718
Total assets	$25,394,489	$26,755,087

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$55,837	$102,074
Accounts payable	6,129,977	7,120,168
Accrued expenses	1,677,166	2,304,995
Deferred revenue	263,487	768,504
Short-term portion of long-term debt	538,911	520,855
Short-term portion of deferred rent	12,627	54,497
Short-term portion of capital lease obligation	77,394	112,576
Total current liabilities	8,755,399	10,983,669
Deferred income tax liability	392,227	313,782
Long-term debt, net of current portion	332,217	604,048
Fair value of earnout liability	300,000	—
Deferred rent, net of current portion	82,849	7,312
Capital lease obligation, net of current portion	44,428	67,632
Total liabilities	$9,907,120	$11,976,443

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 61,375,333 shares issued and outstanding, respectively	61,375	61,375
Stock warrants	24,375	24,375
Additional paid-in capital	67,931,139	67,874,394
Accumulated deficit	(52,529,520)	(53,181,500)
Total stockholders’ equity	15,487,369	14,778,644
Total liabilities and stockholders’ equity	$25,394,489	$26,755,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
Revenues, net	$12,452,120	$10,392,282	$23,615,176	$20,527,664
Cost of sales (including amortization and depreciation of $243,277, $242,755, $469,562, and $485,891, respectively)	9,521,361	8,190,224	18,160,582	16,282,504

Gross profit	2,930,759	2,202,058	5,454,594	4,245,160

Sales and marketing	487,996	265,317	831,003	494,783
General and administrative (including shared-based compensation expense of $27,565, $75,857, $56,745, and $106,587, respectively)	1,882,721	1,576,711	3,714,532	3,112,982
Depreciation expense	48,743	41,105	98,477	84,112

Income from operations	511,299	318,925	810,582	553,283

Interest income	2,231	4,651	8,845	18,739
Interest expense	(22,793)	(33,701)	(50,170)	(114,000)
Other expense	-	-	-	-

Net income before income tax expense	$490,737	$289,875	$769,257	$458,022

Income tax expense	38,832	-	38,832	-
Deferred income tax expense	39,223	39,223	78,445	78,445

Income tax expense	78,055	39,223	117,277	78,455

Net income	$412,682	$250,652	$651,980	$379,577

Basic earnings per share	$0.01	$0.00	$0.01	$0.01
Basic weighted average shares outstanding	61,375,333	58,305,514	61,375,333	58,300,044
Diluted earnings per share	$0.01	$0.00	$0.01	$0.01
Diluted weighted average shares outstanding	63,299,155	61,562,251	63,163,824	60,788,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:

Net income	$651,980	$379,577
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	78,445	78,445
Depreciation expense	144,644	112,233
Amortization of intangibles	423,395	457,770
Amortization of deferred financing costs	4,995	3,753
Stock options expense	56,745	106,587

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	(1,704,854)	131,785
Prepaid expenses and other current assets	37,440	(9,880)
Other assets	7,917	15,482
Accounts payable and accrued expenses	(2,032,258)	198,442
Deferred revenue	(505,017)	(426,951)
Net cash (used in) provided by operating activities	$(2,836,568)	$1,047,243

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	(383,701)	(3,482)
Purchase of property and equipment	(19,092)	(77,798)
Software development costs	(35,593)	(12,452)
Net cash used in investing activities	$(438,386)	$(93,732)

Cash flows from financing activities:
Borrowings on notes payable	-	400,737
Principal payments on notes payable	(340,366)	(2,711,303)
Principal payments under capital lease Obligation	(58,386)	(56,710)
Proceeds from exercise of stock options	-	3,750
Costs related to renewal fee for line of credit	-	(12,000)
Net cash used in financing activities	$(398,752)	$(2,375,526)

Net decrease in cash	$(3,673,706)	$(1,422,015)

Cash and cash equivalents, beginning of period	$6,238,788	$4,375,426

Cash and cash equivalents, end of period	$2,565,082	$2,953,411

Supplementary Information:
Cash paid for income tax	$38,832	$-
Cash paid for interest	$46,929	$263,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

WidePoint Corporation (“WidePoint,” the “Company,” “we,” or “our”) is a provider of technology-based products and services to both the government sector and commercial markets. WidePoint was incorporated in Delaware on May 30, 1997.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies within three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management (formerly referred to as our “Wireless Telecommunications Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), and IT Consulting Services and Products.  These segments offer unique solutions and proprietary intellectual property (“IP”) in mobile and wireless full life cycle management solutions; cybersecurity solutions with specific subject matter expertise, U.S. government certifications and authorizations, and IP in identity management and information assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

WidePoint has three material operational entities, Operational Research Consultants, Inc. (“ORC”), iSYS, LLC (“iSYS”), and WidePoint IL, Inc. (“WP IL”) (operating in conjunction with WP NBIL, Inc.), and with two early stage development companies: Protexx Acquisition Corporation, doing business as Protexx, and Advanced Response Concepts Corporation, doing business as Advanced Response Concepts. ORC specializes in IT integration and secure authentication processes and software, and is a provider of services to the U.S. Government.  ORC has been at the forefront of implementing Public Key Infrastructure (“PKI”) technologies.  PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.  iSYS specializes in mobile telecommunications expense management services and forensic informatics, as well as information assurance services, predominantly to the U.S. Government.  WP IL and WP NBIL provide information technology consulting services predominately to large commercial enterprises.  Protexx specializes in identity assurance and mobile and wireless data protection services.

On January 29, 2010, we completed the asset purchase and assumption of certain liabilities from Vuance, Inc, including acquisition of their Government Services Division.  These assets are now housed in our wholly owned subsidiary Advanced Response Concepts Corporation.  Advanced Response Concepts develops and markets leading-edge secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies.

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

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations and statements of cash flows for the three months and six months ended June 30, 2010 and 2009, respectively, have been prepared by the Company and are unaudited.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  The results of operations for the three months and six months, respectively, ended June 30, 2010 are not indicative of the operating results for the full year.

2. Significant Accounting Policies

 Accounting Standards Updates

In September, 2009, FASB issued Accounting Standard Update No. 13 (“ASU 13”), Multiple Element Revenue Arrangements, which applies to ASC Topic 605, Revenue Recognition.  ASU 13, among other things, establishes the use of the best estimate of selling price to determine the separate units of accounting in a multiple element arrangement in the absence of vendor-specific objective evidence or third party evidence.  ASU 13 also removes the requirement to use the residual method to allocate arrangement consideration to the separate units of accounting in an arrangement, and instead requires the use of management’s best estimate of the relative selling prices of each unit of accounting to determine the consideration allocation. ASU 13 is effective for arrangements entered into or materially modified in a fiscal year beginning on or after June 15, 2010. This update to the ASC will be applied on a prospective basis, and management is in the process of evaluating whether the update will materially change the pattern and timing of the Company's recognition of revenue.

Significant Customers

For the three months and six months ended June 30, 2010, three customers, the Transportation Security Administration (“TSA”), the Department of Homeland Security (“DHS”), and the Washington Headquarters Services (“WHS”), an agency within the Department of Defense (“DoD”) that provides services for many DoD agencies and organizations, represented the percentages of our revenue set forth in the table below.  Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on our results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer Name	2010 (%) Revenue	2009 (%) Revenue	2010 (%) Revenue	2009 (%) Revenue
TSA	20%	22%	22%	23%
DHS	18%	27%	19%	24%
WHS	16%	19%	17%	18%

Effective July 31, 2010, WHS pass-through billing services contract lapsed. Over the past six months this represented approximately $6 million in revenue.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable.  As of June 30, 2010 and December 31, 2009, respectively, three customers represented the percentages of our accounts receivable and unbilled accounts receivable as set forth in the table below:

	As of June 30, 2010	As of December 31, 2009
Customer Name	(%) Receivables	(%) Receivables
DHS	19%	30%
TSA	23%	26%
WHS	4%	20%

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

The Company is following a customer’s procedural guidelines in pursuing final approval and collection of a single sales invoice of approximately $500,000.  In September of 2010 we will be filing further information as we follow the procedural guidelines in response to our efforts to collect this invoice.  The aging of this invoice exceeds the 90 day past due threshold noted above.  However, the Company believes that it is adequately responded to the procedural requirement to allow us to substantiate the billing and we believe it is probable that the balance will be fully collected upon completion of the procedural process we are following to collect this invoice.

Basic and Diluted Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic Net Income Per Common Share:
Net income	$412,682	$250,652	$651,980	$379,577

Weighted average number of common shares	61,375,333	58,305,514	61,375,333	58,300,044

Income per common share	$0.01	$0.00	$0.01	$0.01

Diluted net Income per Common Share:

Net income	$412,682	$250,652	$651,980	$379,577

Weighted average number of common shares	61,375,333	58,305,514	61,375,333	58,300,044

Incremental shares from assumed conversions of stock options	1,923,822	3,256,737	1,788,491	2,488,037

Adjusted weighted average number of common shares	63,299,155	61,562,251	63,163,824	60,788,081

Income per common share	$0.01	$0.00	$0.01	$0.01

Stock-based compensation

The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.

The amount of compensation expense recognized during the three month and six month periods ended June 30, 2010 and 2009, respectively, under our plans was comprised of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
General and administrative expense	$27,565	$75,857	$56,745	$106,587
Share-based compensation before taxes	27,565	75,857	56,745	106,587
Total net share-based compensation expense	$27,565	$75,857	$56,745	$106,587
Net share-based compensation expenses per basic and diluted common share	- 0 -	- 0 -	- 0 -	- 0 -

Since we have cumulative operating tax losses as of June 30, 2010, for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the three months and six months ended June 30, 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model, which uses the assumptions of no dividend yield, risk-free interest rates and expected life in years of approximately 3 years.  The option awards are for the period from 1999 through 2010. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

	Six Months Ending June 30, 2010
Expected dividend yield	0
Expected volatility	102%
Risk-free interest rate	1.40%
Expected life – Employees options	3.0	years
Expected life – Board of directors options	n/a

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the six month periods ended June 30, 2010 and 2009 is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2010	1,215,004	$0.39

Granted	75,000	$0.41
Vested	120,001	$0.05
Forfeited	-	-
Non-vested at March 31, 2010	1,170,003	$0.43

Granted	-	-
Vested	31,250	$0.44
Forfeited	-	-
Non-vested at June 30, 2010	1,138,753	$0.43

Non-vested at January 1, 2009	1,314,000	$0.57

Granted	-	-
Vested	119,996	$0.80
Forfeited	-	-
Non-vested at March 31, 2009	1,194,004	$0.55

Granted	25,000	$0.54
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2009	1,219,004	$0.39

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	-
Cancelled	1,000	$0.65
Exercised	-	-
Total outstanding at March 31, 2010	4,591,411	$0.54
Total exercisable at March 31, 2010	3,421,408	$0.44

Issued	-	-
Cancelled	7,611	$0.45
Exercised	-	-
Total outstanding at June 30, 2010	4,583,800	$0.54
Total exercisable at June 30, 2010	3,445,047	$0.44

Total outstanding at January 1, 2009	8,523,411	$0.45

Issued	-	-
Cancelled	1,000	$1.35
Exercised	30,000	0.13
Total outstanding at March 31, 2009	8,492,411	$0.45
Total exercisable at March 31, 2009	7,298,407	$0.38

Issued	25,000	$0.54
Cancelled	-	-
Exercised	-	-
Total outstanding at June 30, 2009	8,517,411	$0.40
Total exercisable at June 30, 2009	7,298,407	$0.32

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2010 were 4.18 and 3.44, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2009, were 2.78 and 2.03, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of June 30, 2010, were $1,506,694 and $1,458,143, respectively. The total intrinsic value of options exercised for the second quarter of fiscal 2010 was $0. The Company issues new shares of common stock upon the exercise of stock options.  At June 30, 2010, 4,436,438 Shares were available for future grants under the Company's 2008 Stock Incentive Plan.

At June 30, 2010, the Company had approximately $285,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.53 years.

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

3.  Debt

On May 25, 2010 the Company entered into an Amended Commercial Loan Agreement with Cardinal Bank (the “2010 Debt Modification Agreement”).  Pursuant to the 2010 Debt Modification Agreement, the repayment date of the revolving credit facility was extended from June 1, 2010. to September 1, 2010. and advances under the revolving credit facility now will bear interest at a variable rate equal to the prime rate plus 0.5% with an interest rate floor of 5%. Borrowings under the 2009 Commercial Loan Agreement (as amended by the 2010 Debt Modification Agreement) are collateralized by the Company’s eligible contract receivables, inventory, all of its stock in certain of its subsidiaries and certain property and equipment. As part of the credit facility, the Company must comply with certain financial covenants that include tangible net worth and interest coverage ratios.  The Company was in full compliance with these financial covenants on August 16, 2010.  The Company is presently working with Cardinal Bank on renewing the credit facility and expects to renew the credit facility prior to September 1, 2010.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At June 30, 2010, we owed approximately $1.0 million under the term note.

4. Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We have not identified any impairment as of June 30, 2010.
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2010 and for the year ended December 31, 2009, respectively, are as follows:

Total
Balance as of December 31, 2009	$9,770,647
Advanced Response Concepts asset purchase	704,866
Balance as of June 30, 2010	$10,475,513

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(1,132,146)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(644,168)	5

Protexx (Identity Security Software)	$506,463	$(323,574)	3

Advanced Response Concepts (includes preliminary values for customer relationships and first responder security software)	$381,420	$(39,731)	4
	$3,263,406	$(2,139,619)	4
Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(329,822)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(604,880)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(152,880)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(30,465)	3

ORC PKI-V Intangible (Related to internally generated software)	$147,298	$(16,366)	3
	1,385,823	$(1,134,413)	5

Total	$4,649,229	$(3,274,032)	5

Aggregate Amortization Expense:
For the three months ended 6/30/10	$220,354
For the six months ended 6/30/10	$423,395

Estimated Amortization Expense:
For the year ending 12/31/10	$728,409
For the year ending 12/31/11	$474,912
For the year ending 12/31/12	$332,121
For the year ending 12/31/13	$255,204
For the year ending 12/31/14	$7,946

Total	$1,798,592

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired or written-off during the three month or six month period ended June 30, 2010.

5. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  Income tax accounting guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2002 through 2009. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2002 through 2009. The Company is currently under examination by the IRS for its fiscal period ending December 31, 2008. The Company is not currently under examination by the IRS for any other fiscal period and is not currently under examination by any other state taxing authority.

As of June 30, 2010, the Company had net operating loss (NOL) carry forwards of approximately $15 million to offset future taxable income. There are also up to approximately in $8 million in state tax NOL carry forwards.  These carry forwards expire between 2010 and 2029. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. In the fourth quarter of 2009, the Company completed its “Section 382” analysis and preliminarily determined that some of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that  occurred in past years.   Such limitations will result in approximately $4,907,000 of tax benefits related to federal NOL carryforwards that will expire unused. Accordingly, the related NOL carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

No stock options have been exercised in the six months ending June 30, 2010.  Therefore, no tax benefit has been realized during the three or six month periods ending June 30, 2010, respectively.  For the three and six months ending June 30, 2009, respectively, no tax benefit has been realized because of the existence of net operating loss carryforwards.  There will be no credit to additional paid in capital for such stock option exercises until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $39,000 for the three months ended June 30, 2010, and June 30, 2009, respectively. This deferred income tax expense is attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of. The deferred tax liability can be offset by deferred income tax assets that may be recognized in the future and the deferred tax expense is a non-cash expense. Income tax accounting guidance requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

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

The Company operates as three segments, which include Wireless Mobility Management, Cybersecurity Solutions, and IT Consulting Services and Products.

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

The following tables set forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

Three Month Period Ending June 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,885,987	$2,486,820	$3,079,313	$-	$12,452,120
Operating income including amortization and depreciation expense	567,288	596,061	54,803	(706,853)	511,299
Interest Income (expense), net				(20,562)	(20,562)
Pretax income					490,737
Income tax expense				(78,055)	(78,055)
Net income					412,682

Three Month Period Ending June 30, 2009

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$7,114,365	$1,336,238	$1,941,679	$-	$10,392,282
Operating income (loss) including amortization and depreciation expense	608,314	259,663	151,485	(700,537)	318,925
Interest Income (expense), net				(29,050)	(29,050)
Pretax income					289,875
Income tax expense				(39,223)	(39,223)
Net income					250,652

Six Month Period Ending June 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$13,805,799	$3,912,327	$5,897,050	$-	$23,615,176
Operating income including amortization and depreciation expense	1,246,532	881,427	162,217	(1,479,594)	810,582
Interest Income (expense), net				(41,325)	(41,325)
Pretax income					769,257
Income tax expense				(117,277)	(117,277)
Net income					651,980

Six Month Period Ending June 30, 2009

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$13,470,825	$2,744,090	$4,312,749	$-	$20,527,664
Operating income (loss) including amortization and depreciation expense	1,210,668	485,092	168,162	(1,310,639)	553,283
Interest Income (expense), net				(95,261)	(95,261)
Pretax income					458,022
Income tax expense				(78,445)	(78,445)
Net income					379,577

8.  Advanced Response Concepts Corporation Asset Purchase.

On January 29, 2010, the Company, together with its wholly-owned subsidiary, Advanced Response Concepts Corporation, a Delaware corporation (“Advanced Response Concepts”), entered into an Asset Purchase Agreement with Vuance, Inc. (“Vuance”), a Delaware corporation, and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which Advanced Response Concepts acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  Advanced Response Concepts acquired all assets of the collective business of Vuance relating to its Government Services Division. The purchased assets include, but are not limited to, the operation by Vuance of identity assurance and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

The acquisition of Vaunce was accounted for using the acquisition method of accounting.  The fair value of the consideration was approximately $684,000.  Based upon a review of the costs of performing certain assumed obligations we increased the amount reserved to perform these obligation approximately $76,000 increasing the consideration to approximately $759,000.

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

Advanced Response Concepts Jan. 29, 2010
Consideration:

Cash	$370,000
Cash to be paid (post-closing adjustments)	89,478
Contingent consideration arrangement	300,000

Fair value of total consideration transferred	$759,478

Approximate acquisition related costs (including general & administrative expenses in WidePoint’s income statement for the period ending June 30, 2010)	$70,000

Recognized amounts of identifiable assets acquired & liabilities assumed:

Current Assets	$42,000
Property, plant, and equipment, net	43,675
Identifiable intangible assets	381,420

Current liabilities assumed	(412,483)

Total identifiable net assets & liabilities assumed	54,612

Goodwill	704,866

Total	$759,478

The operations of Advanced Response Concepts have been included in the Company’s results of operations beginning on January 29, 2010, the acquisition date.

The earnout provision of the Vuance Agreement provides for additional consideration of up to $1,500,000 during the earnout period of the calendar years 2010 - 2012, subject to Advanced Response Concepts receiving minimum qualified revenues of at least $4,000,000 per year.  In the event Advanced Response Concepts receives at least $4,000,000 in qualified revenues in an earnout year, then Vuance will have the right to receive an earnout payment equal to twenty percent (20%) of the amount by which such qualified revenues for that earnout year exceed $4,000,000; provided, however, that the first $270,000 of any such earnout payment will be retained by the Company for its sole account as reimbursement for certain accounts payable and deferred revenue liabilities assumed by Advanced Response Concepts in connection with the Vuance Agreement.

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

Our expertise lies in three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management (formerly referred to as our “Wireless Telecommunications Expense Management Services” segment), Cybersecurity Solutions (formerly referred to as our “Identity Management” segment), and IT Consulting Services and Products.  These segments offer unique solutions and proprietary intellectual property (“IP”) in mobile and wireless full life cycle management solutions; cybersecurity solutions with specific subject matter expertise, U.S. government certifications and authorizations, and IP in identity management and information assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products through which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.

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

Our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions.  Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

As a result of our ORC and iSYS acquisitions, which predominantly operate in the U.S. federal government marketplace, we rely upon a larger portion of our revenues from the federal government directly or as a subcontractor. The federal government’s fiscal year ends September 30.  If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved.  Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (first quarter of the government’s fiscal year).  Further, a change in senior government officials, or realignment of responsibilities, may negatively affect the rate at which the federal government purchases the services that we offer.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. These comparisons are not indicators of future performance and no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Wireless Mobility Management segment.  As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our telephony airtime plans and other vendor related offerings under our mobile telecom managed services provided to our customers as they also represent a significant portion of our costs.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technological skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.  Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings.  As a services organization, our customers are our primary focus.

Results of Operations

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenues, net.  Revenues for the three month period ended June 30, 2010, were approximately $12.5 million as compared to approximately $10.4 million for the three month period ended June 30, 2009.  The increase in revenues was primarily attributable to increases in our Cyber security and consulting segments as a result of the performance of recent contract awards and expansions.

•
Our Wireless Mobility Management segment experienced decreased revenue of approximately 3% from approximately $7.1 million for the quarter ended June 30, 2009 to approximately $6.9 million for the quarter ended June 30, 2010.  The decrease in revenue was predominately the result of a one-time sale of equipment of approximately $500,000 that occurred in the second quarter of 2009 that did not recur in the second quarter of 2010.   Excluding the one-time equipment sale in the second quarter of 2009, we witnessed revenue growth of approximately 5% in the second quarter of 2010 as compared to the second quarter of 2009.  Effective July 31, 2010, WHS pass-through billing services contract lapsed. Over the past six months this represented approximately $6 million in revenue.  Short-term, we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary sales channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

•
Our Cyber Security Solutions segment experienced revenue growth of approximately 86% from approximately $1.3 million for the three month period ended June 30, 2009 to approximately $2.5 million for the three month period ended June 30, 2010.  This growth was primarily a result of increases in our credential sales associated with several initiatives requiring the use of those credentials by government agencies and a result of contract awards made during the quarter to our newly established subsidiary Advanced Response Concepts.  We anticipate that this segment should continue to demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure within federal agencies.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach.

•
Our IT Consulting Services and Products segment experienced revenue growth of approximately 59%.  Revenues increased from approximately $1.9 million for the three month period ended June 30, 2009 to approximately $3.1 million for the three month period ended June 30, 2010.  This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base occurring in this quarter.  We anticipate that this segment should continue to grow at a moderate rate but given the nature and variability of the products and services we offer within this segment the growth may be erratic.

Cost of sales.  Cost of sales for the three month period ended June 30, 2010 was approximately $9.5 million (or 76% of revenues), as compared to cost of sales of approximately $8.2 million (or 79% of revenues), for the three month period ended June 30, 2009.  This overall increase in cost of sales was primarily attributable to an increase in revenues.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments.  Our Wireless Mobility Management and Cyber Security Solutions segments realized greater margins from the benefit of economies of scale, with our direct costs centers realizing greater efficiencies.  Our IT Consulting Services and Products segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the quarter.  We anticipate improvements in our costs of sales as a percentage basis as our Wireless Mobility Management and Cyber Security Solutions segments add economies of scale, which may be partially offset at times by the fluctuation in our IT Consulting Services and Products segment revenue mix.

Gross profit.  Gross profit for the three month period ended June 30, 2010 was approximately $2.9 million (or 24% of revenues), as compared to gross profit of approximately $2.2 million (or 21% of revenues) for the three month period ended June 30, 2009.  The percentage of gross profit was higher in the second quarter of 2010 as compared to the second quarter of 2009 as a result of higher margins associated with improved economies of scale in our Wireless Mobility Management and Cyber Security Solutions segments, and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our IT Consulting Services and Products segment.  We anticipate gross profit as a percentage of revenues should increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe that as revenues expand in the future, there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the three month period ended June 30, 2010 was approximately $488,000 (or 4% of revenues), as compared to approximately $265,000 (or 3% of revenues) for the three month period ended June 30, 2009.  The absolute dollar amount of sales and marketing expanded as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements.  We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended June 30, 2010 were approximately $1.9 million (or 15% of revenues) as compared to approximately $1.6 million (or 15% of revenues) for the three month period ended June 30, 2009.  This increase in general and administrative expenses was primarily attributable to increases in general and administrative costs, including those related to the Company’s addition of a new subsidiary, Advanced Response Concepts, that added to our general and administrative expense base, additional non-recurring associated carrying costs for consultants incurred in connection with security clearance approvals, as well as the payments of certain performance bonuses that were awarded.  As we continue our efforts to comply with pending additional financial compliance requirements, we anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base.  We believe that our general and administrative costs on a percentage of revenue  will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the three month period ended June 30, 2010, was approximately $49,000 (or less than 1% of revenues), as compared to approximately $41,000 of such expenses (or less than 1% of revenues) for the three month period ended June 30, 2009.  This increase in depreciation expense over such expenses for the three month period ended June 30, 2009 was primarily attributable to recent acquisitions of additional depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our Wireless Mobility Management  and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the three month period ended June 30, 2010 was approximately $2,000 (or less than 1% of revenues), as compared to approximately $5,000 (or less than 1% of revenues) for the three month period ended June 30, 2009.  This decrease in interest income for the three month period ended June 30, 2010 was primarily attributable to lesser amounts of invested cash and cash equivalents, combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the three month period ended June 30, 2010 was approximately $23,000 (or less than 1% of revenues) as compared to approximately $34,000 (or less than 1% of revenues) for the three month period ended June 30, 2009.  This decrease in interest expense for the three month period ended June 30, 2010 was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income taxes for the three month periods ended June 30, 2010 and June 30, 2009 were approximately $78,000 and $39,000, respectively. The increase was predominately attributable to the inclusion of our estimate for alternative minimum taxes.  The Company also incurred a deferred income tax expense of approximately $39,000 for each three month period, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the above, the net income for the three month period ended June 30, 2010 was approximately $413,000 as compared to the net income of approximately $251,000 for the three month period ended June 30, 2009.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

Revenues, net.  Revenues for the six month period ended June 30, 2010 were approximately $23.6 million as compared to approximately $20.5 million for the three month period ended June 30, 2009.  The increase in revenues was primarily attributable to increases in all three of our segments as a result of the performance of recent contract awards and expansions.

•
Our Wireless Mobility Management segment experienced revenue growth of approximately 2% from approximately $13.5 million for the six months ended June 30, 2009 to approximately $13.8 million for the six months ended June 30, 2010.  The positive revenue performance primarily resulted from the execution of new contract awards and renewals and expansion work from our current customer base.  Effective July 31, 2010, WHS pass-through billing services contract lapsed. Over the past six months this represented approximately $6 million in revenue.  Short-term we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary supply channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

•
Our Cyber Security Solutions segment experienced solid revenue growth of approximately 43% to approximately $3.9 million for the six month period ended June 30, 2010 from approximately $2.7 million for the six month period ended June 30, 2009.  This growth was primarily a result of increases in our credential sales associated with several initiatives requiring the use of those credentials by government agencies and as a result of contract awards made during the second quarter to our newly established subsidiary, Advanced Response Concepts.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the continued long-term growth of this segment.

•
Our IT Consulting Services and Products segment experienced revenue growth of approximately 37% during the six month period ended June 30, 2010.  Revenues increased from approximately $4.3 million for the six month period ended June 30, 2009 to $5.9 million for the six month period ended June 30, 2010.  This positive revenue performance primarily resulted from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to realize modest growth but given the nature and variability of the products and services we offer within this segment, the growth may be erratic.

Cost of sales.  Cost of sales for the six month period ended June 30, 2010 was approximately $18.2 million (or 77% of revenues), as compared to cost of sales of approximately $16.3 million (or 79% of revenues), for the six month period ended June 30, 2009.  This absolute increase in cost of sales was primarily attributable to an increase in revenues.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments.  Our Wireless Mobility Management and Cyber Security Solutions segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies.  Our IT Consulting Services and Products segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that was realized during the quarter.  We anticipate improvements in our costs of sales on a percentage basis as our Wireless Mobility Management and Cyber Security Solutions segments add economies of scale, which may be partially offset at times by the fluctuation in our IT Consulting Services and Products segment revenue mix.

Gross profit.  Gross profit for the six month period ended June 30, 2010 was approximately $5.5 million (or 23% of revenues) as compared to gross profit of approximately $4.2 million (or 21% of revenues), for the six month period ended June 30, 2009.  The percentage of gross profit was higher in the first quarter of 2010 as compared to the first quarter of 2009 as a result of higher margins associated with improved economies of scale in our Wireless Mobility Management and Cyber Security Solutions segments and a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our IT Consulting Services and Products segment.  We anticipate gross profit as a percentage of revenues should increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the six month period ended June 30, 2010 was approximately $831,000 (or 4% of revenues), as compared to approximately $495,000 (or 2% of revenues), for the six month period ended June 30, 2009.  The dollar amount of sales and marketing increased substantially as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements, as well as business development expenditures in support of our Protexx and Advanced Response Concepts emerging market initiatives.  We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the six month period ended June 30, 2010 were approximately $3.7 million (or 16% of revenues), as compared to approximately $3.1 million (or 15% of revenues) for the six month period ended June 30, 2009.  This increase in general and administrative expenses over those for the six months ended June 30, 2009, was primarily attributable to increases in general and administrative costs as we added a new subsidiary Advanced Response Concepts that added to our general and administrative expense base, along with; a one time increase in legal expenses associated with the purchase of the assets of the government business of Vuance, Inc., which we are operating as Advanced Response Concepts; some additional non-recurring associated carrying costs for consultants that we incurred in connection with pending security clearance approvals; and the payments of certain performance bonuses that were awarded.    We anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the six month period ended June 30, 2010 was approximately $98,000 (or less than 1% of revenues), as compared to approximately $84,000 of such expenses (or less than 1% of revenues) for the six month period ended June 30, 2009.  This increase in depreciation expense over those for the six month period ended June 30, 2009 was primarily attributable to recent acquisitions of additional depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the six month period ended June 30, 2010 was approximately $9,000 (or less than 1% of revenues), as compared to approximately $19,000 (or less than 1% of revenues), for the six month period ended June 30, 2009.  This decrease in interest income for the six month period ended June 30, 2010, was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the six month period ended June 30, 2010 was approximately $50,000 (or less than 1% of revenues), as compared to approximately $114,000 (or less than 1% of revenues), for the six month period ended June 30, 2009.  This decrease in interest expense for the six month period ended June 30, 2010, was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income taxes for the six month periods ended June 30, 2010 and June 30, 2009 were approximately $117,000 and $78,000, respectively. The increase was predominately attributable to the inclusion of our estimate for alternative minimum taxes.  The Company also incurred a deferred income tax expense of approximately $78,000 for each six month period, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the above, the net income for the six month period ended June 30, 2010 was approximately $652,000 as compared to the net income of approximately $380,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2009 and through the period ended June 30, 2010, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.

Net cash used in operating activities for the three months ended June 30, 2010 was approximately $0.5 million, as compared to cash used in operating activities of $1.1 million for the three months ended June 30, 2009.  This increase in cash used in operating activities for the three months ended June 30, 2010 was primarily a result of a decrease in accounts payable during the second quarter of 2010.  The decrease in accounts payable resulted from an acceleration of payments to certain vendors who requested shorter payment terms and as a result of shorter payment terms associated with new vendors that we are establishing credit with in support of our newly established subsidiary Advanced Response Concepts.  Net cash used in investing activities for the three months ended June 30, 2010 was approximately $43,000, as compared to $74,000 in cash used in investing activities for the three months ended June 30, 2009.  The decrease in net cash used in investing activities was primarily attributable to decreased purchases of property and equipment by the Company. Net cash used in financing activities amounted to approximately $196,000 in the three months ended June 30, 2010, as compared to net cash used in financing activities of approximately $177,000 in the three months ended June 30, 2009. This increase in net cash used in financing activities primarily related to the reduction of debt during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.   As a result of the Company’s capital raising in 2008 and its profitability in 2009 and in the first six months of 2010, the Company has had excess liquidity to pay down short-term and long-term debt, while still maintaining sufficient levels of capital resources to fund operations.

As of June 30, 2010, the Company had a net working capital of approximately $4.3 million.  The Company’s primary source of liquidity consists of approximately $2.6 million in cash and cash equivalents and approximately $10.1 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $7.8 million in accounts payable and accrued expenses.

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

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term.  However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as that which occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.   The Company presently has a unused credit facility for $5 million that is expiring on September 1, 2010.  We are presently completing the renewal of this credit facility with Cardinal Bank and expect that it will be renewed prior to the expiration of the present credit facility.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2009 fiscal period.

Management commenced a remediation plan during the first quarter of 2010 that will be implemented during our fiscal year 2010, which includes (i) recruiting and adding specific financial subject matter experts as consultants or employees to the financial staff, and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  Management is presently recruiting additional staff and has allowed for additional training and education of its present staff in addressing the material weaknesses.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On August 13, 2010, the Company entered into new employment agreements with each of Steve L. Komar, the Company’s Chairman of the Board and Chief Executive Officer, and James T. McCubbin, the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer.  The prior employment agreements, each dated as of July 1, 2002 and as previously amended from time to time, between the Company and each of Messrs. Komar and McCubbin, respectively, expired on July 25, 2010.  The following is a description of the new employment agreements between the Company and each of Messrs. Komar and McCubbin.

Steven L. Komar

On August 13, 2010, Mr. Komar, the Company’s Chairman of the Board and Chief Executive Officer, entered into a new Employment Agreement with the Company (the “Komar Employment Agreement”), a complete copy of which is filed herewith as an exhibit to this Form 10-Q.   The effective date of the Komar Employment Agreement is July 1, 2010 and the term of the Komar Employment Agreement continues until June 30, 2012, unless extended for a period of twelve months by mutual agreement of the parties.

Per the terms of the Komar Employment Agreement, Mr. Komar will receive a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term.  Mr. Komar will also be eligible for annual bonus awards at the discretion of the Board of Directors, and will be eligible to participate in Company incentive stock, option and bonus plans.  The Komar Employment Agreement entitles Mr. Komar to all employee benefits the Company makes available to its senior executives, as well as to certain benefits that have been offered to him to complete his overall annual compensation package. These benefits include a monthly home office and automobile expense allowance and a monthly phone allowance to cover expenses incurred in pursuit of Company business.

The Komar Employment Agreement contains a severance provision which provides that upon the termination of his employment without Cause (as defined in the Komar Employment Agreement) or his voluntary resignation for a Good Reason (as defined in the Komar Employment Agreement), Mr. Komar will receive severance compensation equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the Komar Employment Agreement.  The Komar Employment Agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. Komar for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Komar a one time severance payment equal to the greater of (a) an amount equal to eighteen (18) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the Komar Employment Agreement.  If Mr. Komar’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. Komar will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the Komar Employment Agreement.  Mr. Komar will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

In the event of his disability or death, Mr. Komar or his estate will receive a one time payment equal to the amount of base salary owed to Mr. Komar for the remainder of the term as if the Komar Employment Agreement had not been terminated by Mr. Komar’s disability or death.

The Komar Employment Agreement also contains non-compete and non-solicitation provisions that provide that upon the termination of Mr. Komar’s employment for Cause or Mr. Komar’s resignation without Good Reason, Mr. Komar will be unable to engage in any business that is competitive with the Company anywhere in the United States or Puerto Rico and he will be unable to solicit any of the Company’s employees, suppliers or customers for a period of twelve months (or eighteen (18) months if Mr. Komar is terminated with Cause or voluntarily resigns without Good Reason in connection with a change of control of the Company).

The foregoing description of the Komar Employment Agreement is qualified in its entirety by reference to the complete copy of such Komar Employment Agreement that is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

James T. McCubbin

On August 13, 2010, James T. McCubbin, the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, entered into a new Employment Agreement with the Company (the “McCubbin Employment Agreement”), a complete copy of which is filed herewith as an exhibit to this Form 10-Q.  The effective date of the McCubbin Employment Agreement is July 1, 2010 and the term of the McCubbin Employment Agreement continues until June 30, 2012, unless extended for a period of twelve months by mutual agreement of the parties.

Per the terms of the McCubbin Employment Agreement, Mr. McCubbin will receive a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term.  Mr. McCubbin will also be eligible for annual bonus awards at the discretion of the Board of Directors, and will be eligible to participate in Company incentive stock, option and bonus plans.  The McCubbin Employment Agreement entitles Mr. McCubbin to all employee benefits the Company makes available to its senior executives, as well as to certain benefits that have been offered to him to complete his overall annual compensation package. These benefits include a monthly home office and automobile expense allowance and a monthly phone allowance to cover expenses incurred in pursuit of Company business.

The McCubbin Employment Agreement contains a severance provision which provides that upon the termination of his employment without Cause (as defined in the McCubbin Employment Agreement) or his voluntary resignation for a Good Reason (as defined in the McCubbin Employment Agreement), Mr. McCubbin will receive severance compensation equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the McCubbin Employment Agreement.  The McCubbin Employment Agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. McCubbin for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. McCubbin a one time severance payment equal to the greater of (a) an amount equal to eighteen (18) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the McCubbin Employment Agreement.  If Mr. McCubbin’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. McCubbin will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the McCubbin Employment Agreement.  Mr. McCubbin will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

In the event of his disability or death, Mr. McCubbin or his estate will receive a one time payment equal to the amount of base salary owed to Mr. McCubbin for the remainder of the term as if the McCubbin Employment Agreement had not been terminated by Mr. McCubbin’s disability or death.

The McCubbin Employment Agreement also contains non-compete and non-solicitation provisions that provide that upon the termination of Mr. McCubbin’s employment for Cause or Mr. McCubbin’s resignation without Good Reason, Mr. McCubbin will be unable to engage in any business that is competitive with the Company anywhere in the United States or Puerto Rico and he will be unable to solicit any of the Company’s employees, suppliers or customers for a period of twelve months (or eighteen (18) months if Mr. McCubbin is terminated with Cause or voluntarily resigns without Good Reason in connection with a change of control of the Company).

The foregoing description of the McCubbin Employment Agreement is qualified in its entirety by reference to the complete copy of such McCubbin Employment Agreement that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.  EXHIBITS.

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement by and between the Company and Steve L. Komar, dated as of August 13, 2010 (Filed herewith).

10.2	Employment Agreement by and between the Company and James T. McCubbin, dated as of August 13, 2010 (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 16, 2010	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: August 16, 2010	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer