Form 10-Q
period 2010-09-30
WIDEPOINT CORP
filed 2010-11-12
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number                             001-33035

WIDEPOINT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St. Suite 124, Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (630) 629-0003

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

As of November 12, 2010, 62,095,133 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,702,895	$6,238,788
Accounts receivable, net of allowance of $156,010 and $52,650, respectively	9,263,580	7,055,525
Unbilled accounts receivable	2,584,604	1,334,455
Prepaid expenses and other assets	343,387	359,563
Total current assets	15,894,466	14,988,331
Property and equipment, net	472,841	538,811
Goodwill	10,475,513	9,770,647
Other Intangibles, net	1,196,996	1,381,580
Other assets	62,377	75,718
Total assets	$28,102,193	$26,755,087

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$25,922	$102,074
Accounts payable	6,546,112	7,120,168
Accrued expenses	2,819,436	2,304,995
Deferred revenue	393,317	768,504
Short-term portion of long-term debt	548,195	520,855
Short-term portion of deferred rent	15,793	54,497
Short-term portion of capital lease obligation	59,286	112,576
Total current liabilities	10,408,061	10,983,669
Deferred income tax liability	431,450	313,782
Long-term debt, net of current portion	192,707	604,048
Fair value of earnout liability	300,000	—
Deferred rent, net of current portion	102,462	7,312
Capital lease obligation, net of current portion	32,485	67,632
Total liabilities	$11,467,165	$11,976,443

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 61,380,133 and 61,375,333 shares issued and outstanding, respectively	61,380	61,375
Stock warrants	24,375	24,375
Additional paid-in capital	67,963,301	67,874,394
Accumulated deficit	(51,414,028)	(53,181,500)
Total stockholders’ equity	16,635,028	14,778,644
Total liabilities and stockholders’ equity	$28,102,193	$26,755,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)
Revenues, net	$13,757,098	$11,378,793	$37,372,274	$31,906,457
Cost of sales (including amortization and depreciation of $201,375, $245,876, $670,937, and $731,767, respectively)	9,824,729	8,704,275	27,985,311	24,986,779

Gross profit	3,932,369	2,674,518	9,386,963	6,919,678

Sales and marketing	463,846	333,130	1,294,849	827,913
General and administrative (including shared-based compensation expense of $30,007, $20,093, $86,752, and $126,680, respectively)	2,240,189	1,711,688	5,954,721	4,824,670
Depreciation expense	50,857	46,887	149,334	130,999

Income from operations	1,177,477	582,813	1,988,059	1,136,096

Interest income	2,128	3,548	10,973	22,287
Interest expense	(18,418)	(31,678)	(68,588)	(145,678)
Other expense	-	(49)	-	(49)

Net income before income tax expense	$1,161,187	$554,634	$1,930,444	$1,012,656

Income tax expense	6,472	-	45,304	-
Deferred income tax expense	39,223	39,223	117,668	117,668

Income tax expense	45,695	39,223	162,972	117,668

Net income	$1,115,492	$515,411	$1,767,472	$894,988

Basic earnings per share	$0.02	$0.01	$0.03	$0.02
Basic weighted average shares outstanding	61,375,698	60,348,616	61,375,456	58,990,406
Diluted earnings per share	$0.02	$0.01	$0.03	$0.01
Diluted weighted average shares outstanding	63,170,833	62,063,726	63,155,043	61,440,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net income	$1,767,472	$894,988
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	117,668	117,668
Depreciation expense	218,674	176,112
Amortization of intangibles	601,597	686,654
Amortization of deferred financing costs	5,423	6,665
Stock options expense	86,752	126,680
Loss on disposal of equipment	-	49

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	(3,458,204)	(345,903)
Prepaid expenses and other current assets	58,176	(99,572)
Other assets	7,918	12,534
Accounts payable and accrued expenses	(300,303)	817,045
Deferred revenue	(375,187)	(704,362)
Net cash (used in) provided by operating activities	$(1,270,014)	$1,688,558

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	(533,701)	13,627
Purchase of property and equipment	(109,029)	(189,347)
Software development costs	(35,593)	(26,530)
Net cash used in investing activities	$(678,323)	$(202,250)

Cash flows from financing activities:
Borrowings on notes payable	-	400,737
Principal payments on notes payable	(501,279)	(2,867,593)
Principal payments under capital lease obligation	(88,437)	(86,120)
Proceeds from exercise of stock options	2,160	3,750
Costs related to renewal fee for line of credit	-	(12,000)
Net cash used in financing activities	$(587,556)	$(2,561,226)

Net decrease in cash	$(2,535,893)	$(1,074,918)

Cash and cash equivalents, beginning of period	$6,238,788	$4,375,426

Cash and cash equivalents, end of period	$3,702,895	$3,300,508

Non-cash investing activities:
Capital leases for acquisition of property and equipment	$-	$94,402

Supplementary Information:
Cash paid for income tax	$45,304	$-
Cash paid for interest	$65,690	$293,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

WidePoint has three material operational entities, Operational Research Consultants, Inc. (“ORC”), iSYS, LLC (“iSYS”), and WidePoint IL, Inc. (“WP IL”) (operating in conjunction with WP NBIL, Inc.), and with two early stage development companies: Protexx Technology Corporation (formerly Protexx Acquisition Corporation) doing business as Protexx, and Advanced Response Concepts Corporation, doing business as Advanced Response Concepts. ORC specializes in IT integration and secure authentication processes and software, and is a provider of services to the U.S. Government.  ORC has been at the forefront of implementing Public Key Infrastructure (“PKI”) technologies.  PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the U.S. Government.  iSYS specializes in mobile telecommunications expense management services and forensic informatics, as well as information assurance services, predominantly to the U.S. Government.  WP IL and WP NBIL, Inc. provide IT consulting services predominately to large commercial enterprises.  Protexx specializes in identity assurance and mobile and wireless data protection services.

On January 29, 2010, we completed the asset purchase and assumption of certain liabilities from Vuance, Inc, including acquisition of their Government Services Division.  These assets are now housed in our wholly-owned subsidiary Advanced Response Concepts Corporation.  Advanced Response Concepts develops and markets leading-edge secure critical response management solutions designed to improve coordination within emergency services organizations and critical infrastructure agencies.

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

The condensed consolidated balance sheet as of September 30, 2010, and the condensed consolidated statements of operations and statements of cash flows for the three months and nine months ended September 30, 2010 and 2009, respectively, have been prepared by the Company and are unaudited.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  The results of operations for the three months and nine months, respectively, ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

2.	Significant Accounting Policies

Accounting Standards Updates

In September, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-13 (“ASU 2009-13”), Multiple Element Revenue Arrangements, which applies to ASC Topic 605, Revenue Recognition.  ASU 2009-13, among other things, establishes the use of the best estimate of selling price to determine the separate units of accounting in a multiple element arrangement in the absence of vendor-specific objective evidence or third party evidence.  ASU 2009-13 also removes the requirement to use the residual method to allocate arrangement consideration to the separate units of accounting in an arrangement, and instead requires the use of management’s best estimate of the relative selling prices of each unit of accounting to determine the consideration allocation. ASU 2009-13 is effective for arrangements entered into or materially modified in a fiscal year beginning on or after June 15, 2010. This update to the ASC will be applied on a prospective basis. The Company has evaluated this update and has determined that there was no material impact upon adoption based on its current revenue arrangements.

In October 2009, the FASB issued ASU Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, which applies to Topic 985, Software, among other things, clarifies that software-enabled tangible products are not within the scope of Topic 985. Accordingly, if a tangible product contains software that is not essential to the product’s functionality then it is within the scope of Topic 985 and vendor specific objective evidence of selling price of the undelivered elements sold with a software-enabled tangible product would is longer be required. ASU 2009-14 is effective for arrangements entered into or materially modified in a fiscal year beginning on or after June 15, 2010.  The Company has evaluated this update and has determined that there was no material impact upon adoption based on its current revenue arrangements.

Revenue Recognition

A material portion of the Company’s revenue arrangements are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts with federal and state governments and their agencies.  Customer orders are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition.  Tangible goods and services provided under customer contracts are generally not interdependent.  The Company’s revenue streams and related revenue recognition are as follows:

▪
Mobile telecommunications expense management services and device management are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to manage telecommunications carrier air and data services.  The Company also charges a monthly user access and device management fee. The Company acquires telecommunication devices for the customer and recognizes revenue upon receipt of inventory and bills for services at cost plus applicable contractual fees earned.  The Company also offers billing management services which may subject the Company to credit risk.  The Company recognizes revenues and related costs on a gross basis.  Certain federal and state governments and their agencies may pay for services and/or devices in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered.

▪
Purchase and sale of third party hardware/software and maintenance services are billed under cost-reimbursable contracts.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized for the re-sale of hardware equipment and software support and maintenance upon delivery to the customer, including applicable contractual fees earned.  The Company bears credit risk associated with purchases made on behalf of customers. The Company recognizes revenues and related costs on a gross basis.

▪
Cyber security solutions consist of Public Key Infrastructure (PKI) identity credentialing software certificates and identity credentialing software certificate consoles. PKI credentialing is usually controlled by the Company and revenue is recognized upon issuance.  PKI credentialing may be controlled by the customer, which may give rise to multiple deliverable elements as the Company must deliver the certificates, hardware, installation and training support for the customer.  Arrangements with customers on PKI related contracts may involve multiple deliverable elements which are accounted for as prescribed in ASC 985-605-25, “Multiple-Element Arrangements.”  The Company analyzes various factors, including a review of the nature of the contract or product sold, the terms of each specific transaction, the relative fair values of the elements required by ASC 985-605-25, any contingencies that may be present, its historical experience with like transactions or with like products, the creditworthiness of the customer, and other current market and economic conditions.

▪
Information technology and assurance consulting services are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services.

A small portion of the Company’s revenue arrangements are derived from contracts that extend more than one year.  For these contracts we apply the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs or the deferral of profit on these contracts. Because we assume the risk of performing a fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified. In certain circumstances, revenues are recognized when contract amendments have not been finalized.

Significant Customers

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on our results of operations.  For the three and nine months ended September 30, customers that represented more than 10% of consolidated revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer Name	2010 (%) Revenue	2009 (%) Revenue	2010 (%) Revenue	2009 (%) Revenue
Conquest Security	21%	-	8%	-
TSA	21%	21%	21%	22%
DHS	19%	21%	19%	23%
WHS	10%	17%	14%	18%

A major portion of the work performed for TSA, DHS, and WHS includes providing mobile telecommunications expense management services and device management that includes managing and optimizing mobile assets and calling minutes under multi-year contract arrangements that allows for annual renewals.  The services we provide under these arrangements are recognized as they are delivered and are not part of multiple element revenue arrangements.  The revenue associated with Conquest Security during the third quarter of 2010 represented a purchase made by the Department of the Navy through Conquest Security under a task order for the delivery of cyber security related consoles that were delivered during the third quarter.  The revenue we recognized during the quarter with the delivery of the consoles was not a part of any multiple element revenue arrangement.

Concentrations of Credit Risk

Financial instruments potentially subject the Company to credit risk, which consist of cash and cash equivalents and accounts receivable.  As of September 30, 2010 and December 31, 2009, respectively, customers that represented at least ten percent of our accounts receivable and unbilled accounts receivable were as follows in the table below:

	As of September 30, 2010	As of December 31, 2009
Customer Name	(%) Receivables	(%) Receivables
DHS	25%	30%
Conquest Security	25%	-
TSA	22%	26%
WHS	5%	20%

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

Since the fourth quarter of fiscal 2009, the Company has been pursuing final approval and collection of a single sales invoice of approximately $500,000 from a single customer.  During the third quarter of fiscal 2010, while the Company’s management believes they have properly followed the dispute resolution procedures, they re-considered further pursuit of collecting on the disputed invoice and determined that it was not a good business decision to invest more time and resources and risk damaging their long term relationship with this customer.  Management is working with the parties on a settlement arrangement and expects to have this resolved during the fourth quarter of fiscal 2010.  The Company’s management believes it had sufficient information to understand the economic impact of settling the uncollected invoice and recorded a reserve of approximately $154,000, which would resolve the outstanding customer invoice and related accounts payable due to the vendor.

Basic and Diluted Net Income Per Share

Basic net income per share includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share was computed as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Basic Net Income Per Common Share:
Net income	$1,115,492	$515,411	$1,767,472	$894,998

Weighted average number of common shares	61,375,698	60,348,616	61,375,456	58,990,406

Income per common share	$0.02	$0.01	$0.03	$0.02

Diluted net Income per Common Share:

Net income	$1,115,492	$515,411	$1,767,472	$894,998

Weighted average number of common shares	61,375,698	60,348,616	61,375,456	58,990,406

Incremental shares from assumed conversions of stock Options	1,795,135	1,715,110	1,779,587	2,449,802

Adjusted weighted average number of common shares	63,170,833	62,063,726	63,155,043	61,440,208

Income per common share	$0.02	$0.01	$0.03	$0.01

Stock-based compensation

The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation.

The amount of compensation expense recognized during the three month and nine month periods ended September 30, 2010 and 2009, respectively, under our plans was comprised of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

General and administrative expense	$30,007	$20,093	$86,752	$126,680
Share-based compensation before taxes	30,007	20,093	86,752	126,680
Total net share-based compensation expense	$30,007	$20,093	$86,752	$126,680
Net share-based compensation expenses per basic and diluted common share	- 0 -	- 0 -	- 0 -	- 0 -

Since we have cumulative operating tax losses as of September 30, 2010, for which a valuation allowance has been established, we recorded no income tax benefits for share-based compensation arrangements.  Additionally, no incremental tax benefits were recognized from stock options exercised during the three months and nine months ended September 30, 2010, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  The estimated forfeiture rates are based on analyses of historical data, taking into account patterns of involuntary termination and other factors.  A summary of the option activity under our plans during the nine month periods ended September 30, 2010 and 2009 is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2010	1,215,004	$0.39

Granted	75,000	$0.41
Vested	(170,001)	$0.16
Forfeited	-	-
Non-vested at September 30, 2010	1,120,003	$0.43

Non-vested at January 1, 2009	1,314,000	$0.57

Granted	25,000	$0.54
Vested	(123,996)	$0.79
Forfeited	-	-
Non-vested at September 30, 2009	1,215,004	$0.39

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average grant date fair value per share
Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	$0.65
Cancelled	(10,611)	$0.70
Exercised	(4,800)	$0.45
Total outstanding at September 30, 2010	4,577,000	$0.54
Total exercisable at September 30, 2010	3,456,997	$0.44

Total outstanding at January 1, 2009	8,523,411	$0.45

Issued	25,000	$0.54
Cancelled	(1,001)	$1.35
Exercised	(4,029,999)	$0.23
Total outstanding at September 30, 2009	4,517,411	$0.54
Total exercisable at September 30, 2009	3,302,407	$0.43

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2010 were 3.93 and 3.18, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2009, were 4.95 and 4.20, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2010, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value will change based on the fair market value of  WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of September 30, 2010, were $2,700,040 and $2,404,863, respectively. The total intrinsic value of options exercised for the third quarter of fiscal 2010 was $3,408. The Company issues new shares of common stock upon the exercise of stock options.  At September 30, 2010, 4,436,438 Shares were available for future grants under the Company's 2008 Stock Incentive Plan.

At September 30, 2010, the Company had approximately $255,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.33 years.

Non-Employee Stock-based Compensation:

The Company accounts for stock-based non-employee compensation arrangements using the fair value recognition provisions of ASC Topic 505-50, “Equity-Based Payments to Non-Employees” (formerly known as FASB Statement 123, Accounting for Stock-Based Compensation and “Emerging Issues Task Force” EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services).

3.	Debt

On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility, which agreement was amended pursuant to that certain Amended Commercial Loan Agreement by and between the Company and Cardinal Bank, dated as of March 17, 2009 and that certain Debt Modification Agreement by and between the Company and Cardinal Bank, dated as of May 25, 2010 (as so amended, the “2009 Commercial Loan Agreement”).  The 2009 Commercial Loan Agreement provided for a repayment date of September 1, 2010.

On August 26, 2010, the Company entered into a new Debt Modification Agreement with Cardinal Bank (the 2010 Debt Modification Agreement”).  The 2010 Debt Modification Agreement sets forth the agreement of the Company and Cardinal Bank to amend the 2009 Commercial Loan Agreement to extend the repayment date of the Company’s revolving credit facility with Cardinal Bank from September 1, 2010 to September 30, 2011.

On August 26, 2010, the Company also entered into a new Commercial Loan Agreement with Cardinal Bank (the “2010 Commercial Loan Agreement”), which agreement replaces the 2009 Commercial Loan Agreement. The 2010 Commercial Loan Agreement provides for a $5,000,000 revolving credit facility from Cardinal Bank to the Company.  Advances under the new revolving credit facility will bear interest at a variable rate equal to the Wall Street Journal prime rate plus 0.5%.  The Company is required to maintain certain financial covenants quarterly on materially the same terms and conditions as the 2009 Commercial Loan Agreement. Presently there is no borrowing on the revolving credit facility.

The Company also has a four-year term note with Cardinal Bank that we entered into January 2008 in the principal amount of $2 million, which bears interest at the rate of 7.5% with 48 equal principal and interest payments. At September 30, 2010, we owed approximately $0.7 million under the term note.

4.	Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We have not identified any impairment as of September 30, 2010.

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2010 and for the year ended December 31, 2009, respectively, are as follows:

Total

Balance as of December 31, 2009	$9,770,647
Advanced Response Concepts asset purchase	704,866

Balance as of September 30, 2010	$10,475,513

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (includes customer relationships and PKI business opportunity purchase accounting preliminary valuations)	$1,145,523	$(1,142,179)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(691,084)	5

Protexx (Identity Security Software)	$506,463	$(365,779)	3

Advanced Response Concepts (includes preliminary values for customer relationships and first responder security software)	$381,420	$(63,570)	4
	$3,263,406	$(2,262,612)	4
Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(334,672)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(621,807)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(170,520)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(33,981)	3

ORC PKI-V Intangible (Related to internally generated software)	$147,298	$(28,641)	3
	1,385,823	$(1,189,621)	5

Total	$4,649,229	$(3,452,233)	5

Aggregate Amortization Expense:
For the three months ended 9/30/10	$178,202
For the nine months ended 9/30/10	$601,597

Estimated Amortization Expense:
For the year ending 12/31/10	$725,064
For the year ending 12/31/11	$478,256
For the year ending 12/31/12	$332,121
For the year ending 12/31/13	$255,204
For the year ending 12/31/14	$7,948

Total	$1,798,593

The total weighted average life of all of the intangibles is approximately 3 years.

There were no amounts of research and development assets acquired or written-off during the three month or nine month period ended September 30, 2010.

5.	Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”). Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  Income tax accounting guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of September 30, 2010 and December 31, 2009, respectively, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

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

As of September 30, 2010, the Company had net operating loss (NOL) carry forwards of approximately $15 million to offset future taxable income. There are also up to approximately in $8 million in state tax NOL carry forwards.  These carry forwards expire between 2010 and 2029. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of NOL carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s NOLs will be subject to such limitations and may not be available to offset future income for tax purposes. In the fourth quarter of 2009, the Company completed its “Section 382” analysis and preliminarily determined that some of the Company’s NOLs may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that  occurred in past years.   Such limitations will result in approximately $4,907,000 of tax benefits related to federal NOL carryforwards that will expire unused. Accordingly, the related NOL carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to our operations in the U.S. will not impact our effective tax rate.

For the three and nine months ending September 30, 2009 and 2010, respectively, no tax benefit has been realized because of the existence of NOL carryforwards.  There will be no credit to additional paid in capital for such stock option exercises until the associated benefit is realized through a reduction of income taxes payable.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria and, accordingly, established a valuation allowance for 100 percent of the net deferred tax asset.

The Company incurred a deferred income tax expense of approximately $39,000 for the three months ended September 30, 2010, and September 30, 2009, respectively. This deferred income tax expense is attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008. Because the goodwill is not amortized for book purposes but is for tax purposes, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of. The deferred tax liability can be offset by deferred income tax assets that may be recognized in the future and the deferred tax expense is a non-cash expense. Income tax accounting guidance requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the reversal of deferred tax liabilities related to the goodwill is not to be considered a source of future taxable income when assessing the realization of deferred tax assets. Because the Company has a valuation allowance for the full amount of the deferred income tax asset, the deferred income liability associated with the tax deductible goodwill has been recorded and not offset against existing deferred income tax assets.

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

Three Month Period Ending September 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,859,984	$4,017,627	$2,879,487	$-	$13,757,098

Operating income including amortization and depreciation expense	583,384	984,104	339,531	(729,542)	1,177,477
Interest Income (expense), net				(16,290)	(16,290)
Pretax income					1,161,187
Income tax expense				(45,695)	(45,695)
Net income					1,115,492

Three Month Period Ending September 30, 2009

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,761,176	$1,557,940	$3,059,677	$-	$11,378,793

Operating income including amortization and depreciation expense	963,141	245,853	60,448	(686,629)	582,813
Interest Income (expense), net				(28,130)	(28,130)
Other				(49)	(49)
Pretax income					554,634
Income tax expense				(39,223)	(39,223)
Net income					515,411

Nine Month Period Ending September 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$20,665,783	$7,929,954	$8,776,537	$-	$37,372,274

Operating income including amortization and depreciation expense	1,829,916	1,865,531	501,748	(2,359,136)	1,988,059
Interest Income (expense), net				(57,615)	(57,615)
Pretax income					1,930,444
Income tax expense				(162,972)	(162,972)
Net income					1,767,472

Nine Month Period Ending September 30, 2009

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$20,232,001	$4,302,030	$7,372,426	$-	$31,906,457

Operating income (loss) Including amortization and depreciation expense	2,173,809	730,945	228,610	(1,997,268)	1,136,096
Interest Income (expense), net				(123,391)	(123,391)
Other				(49)	(49)
Pretax income					1,012,656
Income tax expense				(117,668)	(117,668)
Net income					894,988

8.  Advanced Response Concepts Corporation Asset Purchase.

On January 29, 2010, the Company, together with its wholly-owned subsidiary, Advanced Response Concepts Corporation (“Advanced Response Concepts”), a Delaware corporation, entered into an Asset Purchase Agreement with Vuance, Inc. (“Vuance”), a Delaware corporation, and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which Advanced Response Concepts acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  Advanced Response Concepts acquired all assets of the collective business of Vuance relating to its Government Services Division. The purchased assets include, but are not limited to, the operation by Vuance of identity assurance and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

The acquisition of Vuance’s net assets was accounted for using the acquisition method of accounting.  The fair value of the consideration was approximately $684,000.  Based upon a review of the costs of performing certain assumed obligations we increased the amount reserved to perform these obligation approximately $76,000 increasing the consideration to approximately $759,000.

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

As of Jan. 29, 2010
Consideration:

Cash	$370,000
Cash to be paid (post-closing adjustments)	89,478
Contingent consideration arrangement	300,000

Fair value of total consideration transferred	$759,478

Approximate acquisition related costs (including general & administrative expenses in WidePoint’s income statement for the period ending September 30, 2010)	$70,000

Recognized amounts of identifiable assets acquired & liabilities assumed:

Current Assets	$42,000
Property, plant, and equipment, net	43,675
Identifiable intangible assets	381,420

Current liabilities assumed	(412,483)

Total identifiable net assets & liabilities assumed	54,612

Goodwill	704,866

Total	$759,478

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

Each of our acquisitions have provided WidePoint the opportunity to leverage and expand further into the federal government marketplace and reach into markets that previously were not fully accessible to the Company. Further supplemented by the addition of the Protexx and Advanced Response Concepts asset acquisitions, the Company intends to continue to leverage the synergies between its acquired operating subsidiaries, and cross sell its technical capabilities into each separate marketplace serviced by our respective business segments.

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

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Wireless Mobility Management segment.  As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor-related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our telephony airtime plans and other vendor related offerings under our mobile telecom managed services provided to our customers as they also represent a significant portion of our costs.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

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

Results of Operations

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Revenues, net.  Revenues for the three month period ended September 30, 2010, were approximately $13.8 million as compared to approximately $11.4 million for the three month period ended September 30, 2009.  The increase in revenues was primarily attributable to increases in our Cyber Security Solutions and Wireless Mobility Management segments as a result of the performance of recent contract awards and expansions.

▪
Our Wireless Mobility Management segment recorded revenue of approximately $6.9 million for the quarter ended September 30, 2010 versus approximately $6.8 million for the quarter ended September 30, 2009.  This 1% growth in revenue was predominately the result of growth in new customer expansions as a result of recent awards partially offset by a reduction in services for billable calling minutes we provide to our WHS customer.  Short-term, we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary sales channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our Cyber Security Solutions segment recorded revenue of approximately $4.0 million for the three month period ended September 30, 2010 versus approximately $1.6 million for the three month period ended September 30, 2009.  This 158% growth was primarily a result of a purchase by the Department of the Navy for services related our credential services for approximately $2.9 million, as well as the continued rollout for the State of Delaware under an award issued to us during the 2nd quarter of 2010 by Delaware State University, and continued increases in our credential sales associated with several initiatives requiring the use of those credentials by government agencies.  We anticipate that this segment should continue to demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen their requirements for greater levels of identity management and better protect the federal information technology infrastructure within federal agencies.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach.

▪
Our IT Consulting Services and Products segment recorded revenue of approximately $2.9 million for the three month period ended September 30, 2010 versus $3.1 million for the three month period ended September 30, 2009.  This 6% decrease was materially due to weakness in our commercial marketplace as a result of negative economic conditions.  We anticipate long-term that this segment should continue to grow at a moderate rate but given the nature and variability of the products and services we offer within this segment the growth may be erratic quarter to quarter.

Cost of sales.  Cost of sales for the three month period ended September 30, 2010 was approximately $9.8 million (or 71% of revenues), as compared to cost of sales of approximately $8.7 million (or 76% of revenues), for the three month period ended September 30, 2009.  The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements driven by growth in our Cyber Security Solutions segment.  Our Cyber Security Solutions segments realized higher margins from incremental revenue growth, primarily attributable to greater economies of scale. We anticipate continued improvements in our cost of sales as a percentage of Revenue in both our Wireless Mobility Management and Cyber Security Solutions segments, which may at times be partially offset by the fluctuation in our IT Consulting Services and Products segment revenue and net margin performance.

Gross profit.  Gross profit for the three month period ended September 30, 2010 was approximately $3.9 million (or 29% of revenues), as compared to gross profit of approximately $2.7 million (or 24% of revenues) for the three month period ended September 30, 2009.  The percentage of gross profit was higher in the third quarter of 2010 as compared to the third quarter of 2009 as a result of greater revenues and higher margins associated with improved economies of scale in our Cyber Security Solutions segment. We anticipate gross profit as a percentage of revenues should increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe that as revenues expand in the future, there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the three month period ended September 30, 2010 was approximately $464,000 (or 3% of revenues), as compared to approximately $333,000 (or 3% of revenues) for the three month period ended September 30, 2009.  The absolute dollar amount of sales and marketing expanded as we increased investment in our sales and marketing efforts to increase our bids for future work and establish new channel relationships to bolster our ability to continue to scale our services to a greater customer base.    We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended September 30, 2010 were approximately $2.2 million (or 16% of revenues) as compared to approximately $1.7 million (or 15% of revenues) for the three month period ended September 30, 2009.  This increase in general and administrative expenses was primarily attributable to operational costs for Advanced Response Concepts which was acquired in fiscal 2010 and thus not present in the comparative period expenses.  As we continue our efforts to comply with pending additional financial compliance requirements, we anticipate that our general and administrative costs may rise slightly in the future. We believe that our general and administrative costs on a percentage of revenue will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the three month period ended September 30, 2010, was approximately $51,000 (or less than 1% of revenues), as compared to approximately $47,000 of such expenses (or less than 1% of revenues) for the three month period ended September 30, 2009.  This increase in depreciation expense over such expenses for the three month period ended September 30, 2009 was primarily attributable to recent acquisitions of additional depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our Wireless Mobility Management  and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then increase our annual depreciation expenses.

Interest income.  Interest income for the three month period ended September 30, 2010 was approximately $2,000 (or less than 1% of revenues), as compared to approximately $4,000 (or less than 1% of revenues) for the three month period ended September 30, 2009.  This decrease in interest income for the three month period ended September 30, 2010 was primarily attributable to reduced amounts of invested cash and cash equivalents, combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the three month period ended September 30, 2010 was approximately $18,000 (or less than 1% of revenues) as compared to approximately $32,000 (or less than 1% of revenues) for the three month period ended September 30, 2009.  This decrease in interest expense for the three month period ended September 30, 2010 was primarily attributable to lower interest bearing debt and lower interest rates compared to the same period last year. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank, with the exception that in the event we purchase the Columbus, Ohio facility that presently houses our call center for our Wireless Mobility Management segment, interest expense might then increase as a result of utilizing a mortgage loan to partially fund this purchase.

Income taxes. Income taxes for the three month periods ended September 30, 2010 and September 30, 2009 were approximately $46,000 and $39,000, respectively. These costs were predominately attributable to deferred taxes and to a lesser extent the inclusion of our estimate for alternative minimum taxes.  The Company’s deferred income tax expense results from the recognition of a deferred tax liability related to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the above, the net income for the three month period ended September 30, 2010 was approximately $1.1 million as compared to the net income of approximately $0.5 million for the three month period ended September 30, 2009.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

Revenues, net.  Revenues for the nine month period ended September 30, 2010 were approximately $37.4 million as compared to approximately $31.9 million for the three month period ended September 30, 2009.  The increase in revenues was primarily attributable to increases in all three of our segments as a result of the performance of contract awards and expansions.

▪
Our Wireless Mobility Management segment recorded revenue of approximately $20.7 million for the nine months ended September 30, 2010, versus approximately $20.2 million for the nine months ended September 30, 2009.  This 2% growth in revenue primarily resulted from the execution of contract awards and renewals and expansion work from our current customer base.  Short-term we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary supply channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our Cyber Security Solutions segment recorded revenue of approximately $7.9 million for the nine month period ended September 30, 2010, versus approximately $4.3 million for the nine month period ended September 30, 2009.  This impressive 84% growth was primarily a result of increases in our credential sales associated with several initiatives requiring the use of those credentials by government agencies, including a recent purchase by the Department of the Navy for $2.9 million, and as a result of continued work from contract awards made to our newly acquired subsidiary, Advanced Response Concepts.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the continued long-term growth of this segment.

▪
Our IT Consulting Services and Products segment recorded revenue of approximately $8.8 million for the nine month period ended September 30, 2010, versus Revenues of approximately $7.4 million for the nine month period ended September 30, 2009. This 19% revenue improvement resulted primarily from new contract awards and renewals and expansion work from our current customer base. We anticipate that this segment should continue to realize modest growth but given the nature and variability of the products and services we offer within this segment, the growth may prove unpredicatabe

Cost of sales.  Cost of sales for the nine month period ended September 30, 2010 was approximately $28.0 million (or 75% of revenues), as compared to cost of sales of approximately $25.0 million (or 78% of revenues), for the nine month period ended September 30, 2009. The decrease in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in all three of our segments.  Our Wireless Mobility Management and Cyber Security Solutions segments realized greater margins from the benefit of economies of scale with our direct costs centers realizing greater efficiencies, along with reduced revenues from billable calling minutes that we provide in our Wireless Mobility Management segment.  Our IT Consulting Services and Products segment realized greater margins as a result of a larger mix of higher margin consulting services, versus a lesser amount of lower margin software reselling that realized during the nine month period.  We anticipate improvements in our costs of sales on a percentage basis as our Wireless Mobility Management and Cyber Security Solutions segments continue to add economies of scale, which may be partially offset at times by the fluctuation in our IT Consulting Services and Products segment revenue mix.

Gross profit.  Gross profit for the nine month period ended September 30, 2010 was approximately $9.4 million (or 25% of revenues) as compared to gross profit of approximately $6.9 million (or 22% of revenues), for the nine month period ended September 30, 2009.  The percentage of gross profit was higher in the first nine months of 2010 as compared to the first nine months of 2009 as a result of higher margins associated with improved economies of scale in our Wireless Mobility Management and Cyber Security Solutions segments as well as a greater mix of higher margin direct consulting services as compared to lower margin software reselling in our IT Consulting Services and Products segment.  We anticipate gross profit as a percentage of revenues should continue to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the nine month period ended September 30, 2010 was approximately $1.3 million (or 3% of revenues), as compared to approximately $0.8 million (or 3% of revenues), for the nine month period ended September 30, 2009.  The dollar amount of sales and marketing increased substantially as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements, as well as business development expenditures in support of our Protexx and Advanced Response Concepts emerging market initiatives.  We believe that with our niche capabilities and the present latent demand for our services the investment within our sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the nine month period ended September 30, 2010 were approximately $6.0 million (or 16% of revenues), as compared to approximately $4.8 million (or 15% of revenues) for the nine month period ended September 30, 2009.  This increase in general and administrative expenses over those for the nine months ended September 30, 2009 was primarily attributable to increases in general and administrative costs as we added a new subsidiary Advanced Response Concepts that added to our general and administrative expense base, along with: (i) a one time increase in legal expenses associated with the purchase of the assets of the government business of Vuance, Inc., which we are operating as Advanced Response Concepts; (ii) some additional non-recurring associated carrying costs for consultants that we incurred in connection with security clearance approvals; (iii) an allowance made for a potential settlement associated with an outstanding accounts receivable matter currently under review; and (iv) the payments of certain performance bonuses awarded earlier this year.    We anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the nine month period ended September 30, 2010 was approximately $149,000 (or less than 1% of revenues), as compared to approximately $131,000 of such expenses (or less than 1% of revenues) for the nine month period ended September 30, 2009.  This increase in depreciation expense over those for the nine month period ended September 30, 2009 was primarily attributable to recent acquisitions of additional depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then increase our depreciation expenses.

Interest income.  Interest income for the nine month period ended September 30, 2010 was approximately $11,000 (or less than 1% of revenues), as compared to approximately $22,000 (or less than 1% of revenues), for the nine month period ended September 30, 2009.  This decrease in interest income for the nine month period ended September 30, 2010, was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the nine month period ended September 30, 2010 was approximately $69,000 (or less than 1% of revenues), as compared to approximately $146,000 (or less than 1% of revenues), for the nine month period ended September 30, 2009.  This decrease in interest expense for the nine month period ended September 30, 2010 was primarily attributable to lower interest bearing debt and lower interest rates compared to the same period last year. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank, with the exception that in the event we purchase the Columbus, Ohio facility that presently houses our call center for our Wireless Mobility Management segment, interest expense might then increase as a result of utilizing a mortgage loan to partially fund this purchase.

Income taxes. Income taxes for the nine month periods ended September 30, 2010 and September 30, 2009 were approximately $163,000 and $118,000, respectively. These costs were predominately attributable to deferred taxes and to a lesser extent the inclusion of our estimate for alternative minimum taxes.  The Company’s deferred income tax expense results from the recognition of a deferred tax liability related to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.   As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the above, the net income for the nine month period ended September 30, 2010 was approximately $1.8 million as compared to the net income of approximately $0.9 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2009 and through the period ended September 30, 2010, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.

Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $1.3 million, as compared to cash provided by operating activities of $1.7 million for the nine months ended September 30, 2009.  The increase in net cash used in operating activities were predominately the result of increases in accounts receivable and unbilled accounts receivable as a result of greater revenues generated in the comparative periods.  Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $678,000, as compared to $202,000 in cash used in investing activities for the nine months ended September 30, 2009.  The increase in net cash used in investing activities was primarily attributable to the establishment of our Advance Response Concepts subsidiary and subsequent purchase of the net assets of Vuance’s Government Services business.  Net cash used in financing activities amounted to approximately $588,000 in the nine months ended September 30, 2010, as compared to net cash used in financing activities of approximately $2,561,000 in the nine months ended September 30, 2009. This decrease in net cash used in financing activities primarily related to the reduction of debt during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010.   As a result of the Company’s capital raising in 2008 and its profitability in 2009 and in the first nine months of 2010, the Company has had excess liquidity to pay down short-term and long-term debt, while still maintaining sufficient levels of capital resources to fund operations.

As of September 30, 2010, the Company had a net working capital of approximately $5.5 million.  The Company’s primary source of liquidity consists of approximately $3.7 million in cash and cash equivalents and approximately $11.8 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $9.4 million in accounts payable and accrued expenses.

The Company’s business environment is characterized by rapid technological change, as well as periods of high growth and contraction and is influenced by material events such as mergers and acquisitions, with each of the foregoing able to substantially change the Company’s outlook.

The Company has embarked upon several new initiatives to expand revenue growth, which have included both acquisitions and organic growth.  The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term.  However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as that which occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.   The Company presently has an unused credit facility in the amount of $5 million that has been renewed through September 1, 2011.

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

Management commenced a remediation plan during the first quarter of 2010 that is being implemented during our fiscal year 2010, which includes (i) recruiting and adding specific financial subject matter experts as consultants or employees to the financial staff, and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  Management is presently recruiting additional staff and has allowed for additional training and education of its present staff in addressing the material weaknesses.  In November of 2010 the Company hired an additional financial expert to assist with our remediation plan.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Debt Modification Agreement, dated as of August 26, 2010, between WidePoint Corporation and its subsidiaries and Cardinal Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010).

10.2
Commercial Loan Agreement, dated as of August 26, 2010, between WidePoint Corporation and its subsidiaries and Cardinal Bank (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010).

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

WIDEPOINT CORPORATION

Date: November 12, 2010	/s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date: November 12, 2010	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer