Form 10-K
period 2010-12-31
WIDEPOINT CORP
filed 2011-03-29
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33035
WidePoint Corporation
(Exact name of Registrant as specified in its charter)
Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19W100 22nd Street, Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

(703) 349-2577
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately  $33,435,696.

As of March 22, 2011, there were 62,674,271 shares of the registrant’s Common Stock issued and outstanding.

PART I

ITEM 1. BUSINESS.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information. Although forward-looking statements in this Annual Report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement.

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

Overview

WidePoint Corporation is a provider of advanced, federally certified and other customized technology-based products and solutions to both the government sector and commercial markets. Our advanced technology-based solutions enable organizations to deploy fully compliant information technology (“IT”) services in accordance with government requirements and the demands of the commercial marketplace.

WidePoint Corporation was incorporated in Delaware on May 30, 1997.  We have grown through the acquisition of highly specialized regional IT consulting companies.  All of the WidePoint companies are united by a common set of corporate values.

*	The belief in 100% customer satisfaction.

*	An innovative and entrepreneurial approach to business problems.

*	A reputation for being an employee-centric organization where the concern for, and appreciation of, its highly skilled and competent staff encourages both personal and professional growth.

We provide our advanced technology-based products and solutions through three business segments operated through six wholly-owned operational entities.  Our three business segments include: Wireless Mobility Management, Cybersecurity Solutions, and Consulting Services and Products. For additional information related to our three business segments and operational entities, see our Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our approach allows our clients to take an overall look at their communication network and identify issues that affect mission requirements, cost to the organization, and employee performance. At the core of our approach is a comprehensive database of all of our client’s telecom assets located throughout their organization which can be accessed through our proprietary web-based portal. We use this information to establish a standard process that focuses on the goals of the entire organization rather than counter-productive individual desires that often occur with personal communication devices.  Our approach enables our clients to effectively manage their current inventory and control new procurements. We provide a variety of reports that provide data for periodic reviews and strategic decision-making

We take advantage of bulk savings for our clients by utilizing all available voice, data, and message plans offered by the carriers, so our clients only pay for the services they utilize on a monthly basis.  We also secure our clients’ valuable telecom assets.  We have discretion in selecting and procuring products/services that best fit the users of the devices.  We believe that telecom resources are extremely valuable assets to our clients’ organizations – valuable both in terms of equipment and information capture.  With a strong record of working with some of the most sensitive government and corporate clients, we build solutions that ensure the privacy of both corporate and personal information.  Our centralized approach helps to prevent security breaches and ensure that information resides within our client’s organization instead of within individual user populations.  We find that our mobile services generally save our clients 30% to 65% of their current wireless costs.

Cybersecurity Solutions

WidePoint, through our wholly-owned subsidiaries Operational Research Consultants (“ORC”), Protexx, and the recently acquired business unit now known as Advanced Response Concepts Corporation (“ARCC”), understands and has delivered compliant identity management solutions critical to our customers’ successes. We are positioned at the forefront of implementing these key solutions.  Our clients get the strength and experience of a premier organization in the information assurance (“IA”) industry. We believe we implement a system that is right the first time and ready to support our clients through the life cycle of identity management solutions.

We believe a trusted digital identity, protection of data in motion, IA and the various tools, infrastructure, and methods to safeguard and protect digital information is critical in today’s information age. WidePoint has operational experience and subject matter expertise in all facets of identity proofing, credential issuing and public key technology.  In government as in business, knowing whom you’re dealing with is essential when using any form of electronic communications. Businesses need identity assurance for commercial enterprises such as e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital signature enablement.

WidePoint’s wholly-owned subsidiary, ORC, is certified by the federal government to facilitate public access to the services offered by government agencies through the use of information technologies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov and participating federal government agencies. These Credentials can be used to:

*	Authenticate to government and organization websites containing “Sensitive But Unclassified information.”

*	Contract for the purchase of goods or services.

*	Verify the identity of electronic mail correspondents.

*	Verify the identity of web/application servers.

*	Verify the identity of individuals accessing data servers.

*	Verify the integrity of software and documents posted on data servers.

Our Digital Certificate Credential services include the DoD External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider.

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

Consulting Services and Products

We offer a full range of IT consulting services and products to support our clients’ IT needs. We draw upon the expertise and talents of our consultants and combine this with our business knowledge, so that our clients see results quickly and responsively.  Through the combination of select products that we offer along with our consultants’ subject matter expertise we provide our clients with a diverse selection of IT integrated consulting services. Among these services are:

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

IT Outsourcing

Within today’s business environment, less time spent worrying about the IT needs of our clients means more time spent on the success of the core activities of their businesses. Our IT Outsourcing specialists work with our clients to develop a customized solution that cost effectively provides for their IT needs.   We specialize in the following areas:

*	Infrastructure Management

*	Applications Management

*	IT Strategic Planning

Information Assurance (IA)

Our wholly-owned subsidiary iSYS provides a full range of IA support services to help our customers to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation.  Additionally, our IA services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery.   Our IA services include:

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

Our support services address on-going enhancements to existing IT systems along with developing new IT systems that incorporate the evolution of long-term advanced hardware and software technologies. In supporting the federal, state, and local government agencies, we provide full life cycle system support services that include: software development, system integration, testing, security engineering, training, and operations and maintenance services to our customers.

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

Since inception, and with each of the companies we have acquired, we have focused on providing integrated IT-based solutions and services to our customers. We intend to capitalize on our long-term relationships with our customers and our reputation within the Department of Defense and other government agencies and corporate clients, to attract new customers and to cross-sell our array of solutions to our existing customers. Under the “best value” contracting process that has resulted from reforms in the government procurement process, past performance and technical approach are key factors that the government may consider when evaluating competitive bids. Based on our long-term support to many of our customers, we believe we have a successful past performance track record and have demonstrated technical expertise that gives us credibility with our customers and enhances our ability to be successful in bidding on follow-on contracts and in competing for new programs of both existing and new customers.  Because many of our personnel are on-site with our customers or work in close proximity to our customers, we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements.

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

We have broadened our domain expertise and service offerings through the acquisition of highly specialized regional IT consulting companies.  We plan to enhance our internal growth by selectively pursuing strategic acquisitions of businesses that can cost-effectively broaden further our domain expertise and service offerings and allow us to establish relationships with new customers. We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base, but we will also consider opportunities to acquire other businesses where we can leverage our reputation, core competencies and experienced management team.

•	Recent Acquisitions

Advanced Response Concepts Corporation (ARCC)  On January 29, 2010, the Company, together with its wholly-owned subsidiary, ARCC, a Delaware corporation, entered into an Asset Purchase Agreement with Vuance, Inc. (“Vuance”), a Delaware corporation, and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which ARCC acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division. The purchased assets include, but are not limited to, the operation by Vuance of IA and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

Protexx, Inc. In July 2008, we completed the purchase of the assets and intellectual property of Protexx, Inc., through our wholly-owned subsidiary, Protexx Technology Corporation.  Protexx, Inc. was a development stage provider of software-based authentication and encryption solutions to commercial enterprises, and state and local government agencies.  We believe that the acquisition of the assets and intellectual property of Protexx, Inc. has allowed us to cost effectively expand our capabilities within our identity management segment with secure tunnel encrypted VPN and device authentication solutions, and helping to expand our customer base beyond the federal government marketplace.

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

Clients

The majority of our revenues for 2010 and 2009 were derived from contracts and projects with U.S. federal government agencies and U.S. federal government contractors.  Prospectively, we expect a majority of our revenue to continue to be derived from contracts with the federal government and related contracting opportunities.  Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S.  We have experience and expertise in the following market sectors: U.S. federal government agencies and associated contractor suppliers, manufacturing firms, consumer product goods firms, direct marketing firms, healthcare firms and financial services firms.  Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises.  Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients.   The following table sets forth our significant customers and the percentage of our revenue derived from each in 2010 and 2009.

Customer Name	2010 (%) Revenue	2009 (%) Revenue
Transportation Security Administration (“TSA”)	21%	22%
Department of Homeland Security (“DHS”)	19%	22%
Washington Headquarters Services (“WHS”)	11%	18%

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations.

Marketing and Sales

We focus sales and marketing efforts on targeting federal, state and local government agencies and corporate clients with significant and/or critical mobile telecom expense management budgets and requirements, U.S. federal agencies and large corporate user groups requiring identity management compliant solutions for logical and physical access to federal installations and systems, and large corporate users with significant IT budgets and requirements. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries.  The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services.  Strategic partnerships and alliances provide us with additional access to potential clients.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (GWACS), Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts, and Blanket Purchase Agreements (BPAs) based upon GSA Schedule rates. Our major prime contracts are with various departments of the DoD, the TSA, the DHS, the Centers for Disease Control (“CDC”), and Customs and Border Protection (“CBP”).  We also hold a number of ID/IQ contracts that extend our capability to expand our revenue base, including, but not limited to:

•
The General Services Administration (“GSA”) contracts for the Federal Strategic Sourcing Initiative (FSSI) for Telecommunications Expense Management (“TEM”), Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (“PES”), the Solutions and More (“SAM”), Streamlined Technology Acquisition Resources for Services (“STARS”), and the IT Schedule – 70.

•	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS”) 3 contract.

•	The Federal Bureau of Investigation (“FBI”) Explosive Reference Tool (“EXPERT”) contract.

•	The SeaPort-e Contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers and the Naval Undersea Warfare Centers.

We also have various relationships with other contractors that allow us to act as a subcontractor, thereby providing us access to various other contracts and contract vehicles in biometrics and identity management infrastructure support, and Information Technology Support Services.

Our contracts with the federal government, and many contracts with other entities, permit the government client to modify, curtail or terminate the contract at any time for the convenience of the government, or for default by the contractor.  If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.  Although contract and program modifications, curtailments or terminations have not had a material adverse effect on us in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future.

In addition, the federal government and other government entities may terminate a contract for default.  If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.  Although we have not experienced terminations for defaults in the past, and thus have not had any material adverse effect on us historically, no assurance can be given that such terminations will not occur and have an effect on our financial condition or results of operations in the future.

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

Our key competitors in our Wireless Mobility Management segment within the U.S. federal marketplace currently include:  Avalon Technologies, Profitline (working through Booz Allen), Tangoe, and Rivermine.  We believe that the major competitive factors in the federal marketplace are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management personnel with domain expertise.  Our key competitors in the commercial marketplace other than the above-named competitors are a large number of small-sized participants, as the marketplace is presently fragmented.  The key competitive factors in the commercial marketplace are the same as in the federal marketplace with an added focus on cost-effective pricing of services.

Our key competitors in the Cybersecurity Solutions segment currently include a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.  The same companies that are our competitors will, at times, team with us or subcontract to us in the pursuit of new business.  We believe that the major competitive factors in this segment are distinctive technical competencies, governmental approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

Our key competitors in our Consulting Services and Products segment include divisions of large defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, EDS, Unisys, Computer Services Corporation, Science Applications International Corporation, and Manpower, as well as a number of small and mid-size companies.  Because of the diverse requirements of U.S. government customers and large corporate customers and the highly competitive nature of large procurements, corporations frequently form alliances or teams to pursue contract opportunities.  The same companies listed as competitors will, at another point in time, team with us or subcontract to us in the pursuit of new business. Our Consulting Services and Products segment is highly competitive in both the federal government as well as in the commercial marketplaces.

Research and Development

We engage in certain research and development activities to develop customized software, IT and other appropriate products and solutions for customers in each of our business segments.  In developing customized products and solutions for our customers, we work closely with our customers and are responsive to their feedback throughout the process.  In addition, we have acquired assets in research and development through our strategic acquisitions.  While we do engage in research and development of products and services, including customized software products for our customers, we did not have material research and development expenses in 2009 or 2010.

Intellectual Property

Our intellectual property arising from research and development activities primarily consists of methodologies developed for use in application development solutions. The services, described above, define the system and process intellectual property that allows us to be the leader in our markets. In addition, our ORC subsidiary holds a patent for a digital parsing tool that provides a secure repository gateway that will allow users, including first time users, the ability to immediately establish and access accounts by presenting their certificates to a directory validated by the gateway.  In this manner, we rely upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect the ownership of our proprietary methodologies.  We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients.  As the number of our competitors increase, the likelihood that such competitors will use similar methodologies increases.  Although our methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future; that the assertion of such claims will not result in litigation; or that we would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms.  Further, regardless of its outcome, litigation can result in substantial costs and divert management’s attention from our operations.  Although we are not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation could materially adversely affect our business, operating results and financial condition.

Personnel

As of December 31, 2010, we had a total of 115 employees with 101 full-time employees and 14 part-time employees.  We also periodically engage additional consultants and employ temporary employees.

Our offices are located in areas populated by military personnel (both retired and active duty), and highly-skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, technical, sales and support personnel.  There can be no assurance that we will be able to continue to attract and retain personnel necessary for the development of our business.  We generally do not have employment contracts with our employees, but we do maintain employment agreements with our key employees.  In addition, confidentiality and non-disclosure agreements are in place with many of our employees.  None of our employees are subject to a collective bargaining agreement.  We believe that our relations with our employees are good.

Available Information

Our internet address is www.widepoint.com.  We make available through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.  PROPERTIES.

The Company’s principal executive office as of December 31, 2010 is located at 18W100 22nd St., Suite 124, Oakbrook Terrace, Illinois and consists of approximately 800 square feet of office space pursuant to a lease that expires in September 2011. The annual rental cost for this office is approximately $11,000.

The principal administrative back office of ORC, a WidePoint subsidiary, is located at 1723 South Park Court, Chesapeake, Virginia and consists of approximately 2,400 square feet of office space under a month-to-month lease that expires on April 30, 2012.  The annual lease for this office is approximately $34,000.

The principal executive office and secure data facility of ORC is located at 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, and consists of a total rentable area of approximately 11,900 square feet of office space under a lease that expires March 15, 2014.  The secure data facility houses the Company’s identity assurance managed services business segment and its related Secure Network Operating Center. The combined annual rental cost for this office and the secured data facility is approximately $358,000.

The principal executive and back office of iSYS, a WidePoint subsidiary, is located at 7926 Jones Branch Drive, McLean, Virginia and consists of approximately 2,400 square feet of office space under a lease that expires on December 31, 2014.  The annual rental cost for this office is approximately $59,000.

iSYS also maintains a call center for the mobile telecom managed services group in Columbus, Ohio and consists of a total rentable area of approximately, 7,600 square feet of office space under a lease between iSYS and WidePoint Ohio Real Estate Corp., an Ohio corporation and wholly-owned subsidiary of the Company (“WOREC”), which expires on December 31, 2020.  The annual rental cost for this call center is approximately $66,000.

In December 2010, WOREC acquired the Columbus, Ohio call center building, which is presently leased to iSYS as described above, for a purchase price of approximately $660,000.

Our Protexx subsidiary’s facility at 10 Fairway Drive, Suite 216, Deerfield Beach, Florida was under a month-to-month lease for approximately 300 square feet for approximately $1,300 per month with an anticipated total annual rental cost of approximately $14,000, which terminated on January 31, 2011.

Our ARCC subsidiary’s facility at 213 School St., Suite 301, Gardner, MA is under a month-to-month arrangement for approximately 4,800 square feet for approximately $2,500 per month, with an anticipated total annual rental cost of approximately $30,000.

WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may be involved in claims arising in the ordinary course of business.  We are not currently involved in any material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades on the NYSE Amex under the symbol “WYY” and the Frankfurt and Berlin exchanges under the symbol “ZMX.”

The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE Amex for each of the periods indicated:

2010	High	Low
Fourth Quarter	$1.42	$1.15
Third Quarter	1.18	0.72
Second Quarter	1.22	0.75
First Quarter	0.80	0.63

2009	High	Low
Fourth Quarter	$0.88	$0.64
Third Quarter	0.70	0.53
Second Quarter	0.63	0.40
First Quarter	0.42	0.18

As of the close of business on March 22, 2011 there were 153 registered holders of record of the Company’s Common Stock.

Equity Compensation Plan Information:

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. WidePoint plans to retain earnings for use in growing its business base.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors (the “Board”) of the Company and will be dependent on WidePoint’s results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2010.

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

Overview

WidePoint Corporation is a technology-based provider of product and services to both the government sector and commercial markets.  WidePoint Corporation was incorporated in Delaware on May 30, 1997.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our expertise lies in the following three business segments: Wireless Mobility Management; Cybersecurity Solutions; and Consulting Services and Products.  These business segments offer unique solutions in wireless mobility, cybersecurity and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics.  For additional information related to our three business segments, see Note 10 to our financial statements in this Annual Report on Form 10-K.

WidePoint has four material operational entities, which specialize in providing the following products and services:

•
ORC specializes in cybersecurity solutions with a focus in IT integration and secure authentication processes and software, and providing services to the federal government.  ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government.

•	iSYS specializes in wireless mobility solutions, forensic informatics, and IA services, predominantly to various agencies and departments of the federal government.

•	WidePoint, IL specializes in IT consulting services predominately in the Chicago, Illinois regional area and cross-sells various services of our other operating subsidiaries.

•
ARCC specializes in providing identity assurance and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

•	Protexx, which is a development stage company, specializes in identity assurance, and mobile and wireless data protection products and services.

We intend to continue to market and sell our technical capabilities into the governmental and commercial marketplace. Further, we are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings. This effort has already been evidenced by our acquisitions of ORC and iSYS, our asset purchases of Protexx and ARCC, as well as our internal growth initiatives.

With the addition of the customer base and the increase in revenues attributable to our iSYS acquisition, WidePoint’s opportunity to leverage and expand further into the federal marketplace has improved substantially.  iSYS’s past client successes, top security clearances for their personnel, and additional breadth of management talent have expanded the Company’s reach into markets that previously were not fully accessible to WidePoint. The Company intends to continue to leverage the synergies between itself and iSYS, and cross-sell its technical capabilities into each separate marketplace serviced by our respective subsidiaries.

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

As a result of our acquisitions, which predominantly operate in the U.S. federal marketplace, we rely upon a larger portion of our revenues from the federal government directly, or as a subcontractor. The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (i.e., the first quarter of the government’s fiscal year). Also, Congressional Budget “Continuing Resolutions”, which provide for funding of Federal Agencies at prior year spending levels may impact new awards and cause us to realize lower revenues until such time as the Federal Budget process for the fiscal period has been completed. Further, a change in senior government officials may negatively affect the rate at which the federal government purchases the services that we offer. As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. These comparisons are not indicators of future performance and no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Mobile Telecom Managed Services segment. As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor-related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our airtime plans and other vendor-related offerings under our Mobile Telecom Managed Services provided to our customers as they also represent a significant portion of our costs. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant compensation with increases in consultant fees received from its clients. The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

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

Revenue Recognition

A material portion of the Company’s revenue arrangements are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts with federal and state governments and their agencies.  Customer orders are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition.  Tangible goods and services provided under customer contracts are generally not interdependent.  The Company’s revenue streams and related revenue recognition are as follows:

▪
Wireless Mobility Management solutions consist of managed service arrangement under which we may provide mobile telecommunications expense management, billing services and mobile device management generally under a fixed price contract. Revenue is recognized on managed services arrangements when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers and we bear risk of performance in these arrangements due to our obligations under the contract.

▪
Cybersecurity Solutions consist of Public Key Infrastructure (PKI) identity credentialing software certificates and identity credentialing software certificate consoles and other software is recognized upon issuance and there are no undelivered elements.  Revenue is recognized from the sales of credentials and consoles upon issuance.  There is no obligation to provide post contract services in relation to certificates issued and consoles delivered.   For other software, which is part of an integrated solution, revenue is recognized using percentage of completion as the individual component parts have no value until the solution has been delivered.

▪
Consulting Services and Products include the purchase and sale of third party hardware/software and maintenance services are billed under cost-reimbursable contracts.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue is recognized for the re-sale of hardware equipment and software support and maintenance upon delivery to the customer, including applicable contractual fees earned. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers and equipment for our customers and we bear risk of performance in these arrangements due to our obligations under the contract.  Further our information technology and assurance consulting services are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets acquired. The Company assigns goodwill to its reporting units. The Company considers a combination of factors when evaluating the composition of its reportable operating segments, including the results reviewed by the chief operating decision maker, economic characteristics, products and services offered, classes of customers, and regulatory environment considerations. Refer to Note 10 to the Consolidated Financial Statements for additional discussion of products and services by segment. Results of the business segments essentially treat each segment as a stand-alone business.

Authoritative guidance on accounting for business combinations indicates that goodwill is not subject to amortization and annual review is required for impairment.  The impairment test under current guidance is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value.  Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples or transaction multiples) or income approach (discounted cash flow methods). The fair values of the reporting units were determined using a combination of valuation techniques consistent with the income approach and the market approach. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. Actual results may differ from forecasted results. The Company uses the expected cost of equity financing, estimated using a capital asset pricing model, to discount future cash flows for each reporting unit. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally developed forecasts. Further, to assess the reasonableness of the valuations derived from the discounted cash flow models, the Company also analyzes market-based multiples for similar industries of the reporting unit, where available.

Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.  The allocation of goodwill to our three business segments is based upon the original purchase price allocations when those subsidiaries were acquired. The Company’s annual impairment testing date is December 31.  Goodwill is a significant item on the Company’s balance sheet and represents approximately 31% of our total assets as of December 31, 2010.  Goodwill is identified on the face of the consolidated balance sheet included with the consolidated financial statements contained in this Annual Report on Form 10-K.

Intangibles

Purchase Accounting Intangibles:

The application of purchase accounting to a business acquisition requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each.  The Company recognizes the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  Acquired intangibles reported on the consolidated balance sheets consist of customer relationships, internal use software and trade names.  See Note 4 to the consolidated financial statements for additional disclosure.

The intangibles recognized in the acquisition are amortized over the Company’s estimate of their useful lives.  Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Internally Developed Intangibles:

The Company recognizes an internally developed software whenever the costs of the internally generated software are beyond the research and development stage and is provable for which the costs of such efforts are specifically identifiable, has a determinate life, is not inherent in a continuing business and is not related to a reporting entity as a whole.  Internally developed software principally relates to ORC’s PKI software supporting the sales of identity management solutions.  The software development costs recognized as internally developed are amortized over the Company’s estimate of their useful lives.  Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from the expected future cash flows and its carrying amount exceeds its fair value.

Long-Lived Assets

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

As of December 31, 2010, the Company is not aware of any known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or the assumptions the Company has used to value long-lived assets with the exception that, in the event a disruption in federal government funding as a result of a lack of sufficient Congressional budget funding results in material reductions in spending, such reductions could negatively effect the value of our long-lived assets. Any impairment as a result of the estimate utilizing undiscounted net cash flows to determine the assumed value of long-lived assets could have a significant impact on the Company’s financial condition, changes in financial condition and results of operations.  Long-lived assets are identified on the face of the consolidated balance sheet as Intangibles.  Amortization of Intangibles is identified on the face of the consolidated statement of operations within Cost of Sales.

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

Based upon the level of profitability over the past two fiscal years and the outlook for continued profitability, management believes it will utilize some portion or all of the Company’s total unutilized NOLs, which expire in years 2011 through 2029. Based upon the realization of our recent historical profitability and our outlook for continued positive prospects for these profits to continue in the future, management believes most of these net deferred tax assets will be utilized in future periods. We continue to place a full valuation allowance on our state NOLs and some federal NOLs which the Company determined will expire prior to utilization. As such, the Company reversed a substantial portion of its valuation allowance in the fourth quarter of 2010, resulting in a net deferred tax asset of approximately $3.5 million as of December 31, 2010 and an income tax benefit of approximately $3.6 million for the year ended December 31, 2010. The Company has been audited by the Internal Revenue Service in 2010 and we have performed an Internal Revenue Code Section 382 analysis and we have determined that approximately $4.9 million of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that have occurred.

Accounting Standards Updates

Revenue Recognition – In October 2009, the FASB issued guidance to enable vendors to account for products or services (deliverables) separately rather than as a combined unit as these products or services often are provided at different points in time or over different time periods.  This guidance establishes how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and expands the disclosures related to a vendor’s multiple-deliverable revenue arrangement. The guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not anticipate that the adoption of this standard will have any significant impact on the Company’s results of operations or financial position.

Business Combinations and Identification of Reporting Units - On January 1, 2009, the Company adopted new authoritative guidance on accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingent liabilities. The guidance also requires acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. Any changes in the Company’s valuation allowances for acquired deferred tax assets attributable to prior business combinations will generally be reflected in income tax expense in the period in which the change occurs. At December 31, 2010, there was no deferred tax asset valuation allowance that was attributable to prior business combinations.

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

Results of Operations

Year Ended December 31, 2010 Compared to the Year ended December 31, 2009

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

			2010
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$26,553,703	$10,645,918	$13,613,155	$-	$50,812,776

Operating income including amortization and depreciation expense	2,139,613	3,599,177	19,659	(2,954,129)	2,804,320
Interest Income (expense), net				(71,612)	(71,612)
Other income (expense), net					-
Pretax income					2,732,708
Income tax benefit				3,648,146	3,648,146
Net income					6,380,854

			2009
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$27,305,834	$5,675,467	$10,362,752	$-	$43,344,053

Operating income including amortization and depreciation expense	3,047,541	1,030,700	289,780	(2,651,891)	1,716,130
Interest Income (expense), net				(148,734)	(148,734)
Other income (expense), net			(49)		(49)
Pretax income					1,567,347
Income tax expense				(156,891)	(156,891)
Net income					1,410,456

Revenues.  Revenues for the year ended December 31, 2010, were approximately $50.8 million, an increase of $7.5 million, as compared to revenues of approximately $43.3 million for the year ended December 31, 2009. This increase was materially attributable to growth in our Cybersecurity Solutions segment and Consulting Services and Products segment, offset by a slight reduction in revenues in our Wireless Mobility Management segment.

Our Wireless Mobility Management segment experienced decreased revenue of approximately 3% with revenues decreasing approximately $0.7 million, from approximately $27.3 million for the year ended December 31, 2009 to approximately $26.6 million for the year ended December 31, 2010. The reduction in our Wireless Mobility Management segment was largely attributable to the decision made by Washington Headquarters Services (“WHS”) in the second half of 2010 to no longer purchase billable minutes along with the wireless management services that we presently provide to WHS, which reduction was not fully offset by new agency awards we received during 2010.  In the long term we anticipate our Wireless Mobility Management segment should expand as we witness further adoption by federal government agencies and departments, and as we reach out and continue to expand our marketing to state and local municipalities and large commercial enterprises.

Our Cybersecurity Solutions segment experienced revenue growth of approximately 88% with revenues increasing approximately $4.9 million, from approximately $5.7 million for the year ended December 31, 2009 to approximately $10.6 million for the year ended December 31, 2010. The increase in revenues in our Cybersecurity Solutions segment was primarily the result of software console sales to the Department of the Navy of approximately $2.9 million, and the rollout of a first responder solution in the State of Delaware funded by a grant made by the Department of Justice to Delaware State University of approximately $1.3 million, and continued increases in federal contractors and federal agencies adopting various credentialing programs we support.  In the long-term we anticipate that our Cybersecurity Solutions segment should continue to grow as various U.S. Federal Government and state agencies continue to sponsor and expand programs that strengthen their ability to monitor and maintain identity management solutions and as commercial enterprises adopt similar goals.

Our Consulting Services and Products segment experienced revenue growth of approximately $3.2 million, from approximately $10.4 million for the year ended December 31, 2009 to approximately $13.6 million for the year ended December 31, 2010.  This growth in revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in consulting services in support of federal agencies and an increase in our reselling activities, offset slightly by a reduction in commercial consulting services.  In the long-term we anticipate our Consulting Services and Products segment should continue to grow as we expand sales and marketing efforts in support of targeting new federal agencies and other potential targets and as we cross sell our other service offerings.

Cost of Revenues.  Cost of revenues for the year ended December 31, 2010, was approximately $37.5 million (or 74% of revenues), an increase of approximately $3.8 million above cost of revenues of approximately $33.8 million (or 78% of revenues), for the year ended December 31, 2009.  This 4% increase was materially due to a greater mix of higher margin services that were sold in our Cybersecurity Solutions segment in our fiscal year 2010 as compared to our fiscal year 2009. The absolute dollar increase in cost of revenues was substantially attributable to higher revenues, combined with wireless mobility management segment service offerings, including an option that provides for the payments of carrier charges on behalf of some of the customer base.   These charges are embedded into the service fees associated with the cost of providing some of our mobile telecom offerings to certain customers. We do not separately measure our profit margins for contracts with this feature.  Depreciation and amortization applied to cost of revenues decreased approximately $143,000 from $951,000 for the year ended December 31, 2009 to approximately $808,000 for the year ended December 31, 2010.  This decrease was substantially a result of expiring internally generated software amortization expense in support of our Cybersecurity Solutions segment.  We believe that as our percentage of business from our higher margin services expands in relationship to our lower margin services, our overall cost of sales as a percentage may continue to decrease in future periods.  The cost elements related to consultant salaries, benefits and expenses at all of our subsidiaries are substantially similar.

Gross profit.  Gross profit for the year ended December 31, 2010 was approximately $13.3 million (or 26% of revenues), an increase of $3.6 million as compared to gross profit of approximately $9.5 million, or 22% of revenues, for the year ended December 31, 2009.  Gross profit expanded 4% as a result of a percentage revenues due to the Company’s overall revenue mix.

Sales and marketing.  Sales and marketing expenses for the year ended December 31, 2010 were approximately $1.8 million (or 4% of revenues), as compared to approximately $1.1 million (or 3% of revenues), for the year ended December 31, 2009.  The increase in sales and marketing expenses for the year ended December 31, 2010, was primarily attributable to an increase in sales and marketing expenditures for new personnel, consultants, and tradeshows and conferences as we increased our efforts to expand our sales and marketing infrastructure as part of our strategy to further increase our presence into the federal marketplace.  As we expand our sales and marketing efforts these costs may increase.

General and administrative.  General and administrative expenses for the year ended December 31, 2010 were approximately $8.4 million (or 17% of revenues), as compared to $6.5 million (or 15% of revenues), for the year ended December 31, 2009.  This increase was attributable to increasing general and administrative labor, fringe and overhead costs associated with operating a larger business.  As we expand the business these costs may increase on an absolute dollar basis, but on a percentage basis these costs should stabilize and/or fall.

Depreciation expense.  Depreciation expense, net of depreciation in cost of revenues, for the year ended December 31, 2010 was approximately $201,000 (or less than 1% of revenues), an increase of approximately $22,000, as compared to approximately $179,000 of such expenses (or less than 1% of revenues), recorded by the Company for the year ended December 31, 2009. The increase in depreciation expenses for the year ended December 31, 2010 was primarily attributable to the increased pool of depreciable assets.  As we expand the business these costs may increase on an absolute dollar basis, but on a percentage basis these costs should stabilize and/or fall.

Interest income (expense).  Interest income for the year ended December 31, 2010 was approximately $18,000 (or less than 1% of revenues), decreased approximately $10,000 as compared to approximately $28,000 (or less than 1% of revenues) for the year ended December 31, 2009.  The decrease was primarily attributable to lower interest rates payable on bank accounts in comparison to 2009. Interest expense for the year ended December 31, 2010 was approximately $90,000 (or less than 1% of revenues), a decrease of approximately $86,000 as compared to approximately $176,000 (or less than 1% of revenues) of interest expense for the year ended December 31, 2009.  The decrease in interest expense in 2010 was primarily attributable to lesser expenses associated with the debt instruments issued by the Company in connection with the acquisition of iSYS.

Income taxes.  Income taxes benefit for the year ended December 31, 2010 was approximately $3.6 million (or approximately 7% of revenues) as compared to an income tax expense of approximately $157,000 (or less than 1% of revenues) for the year ended December 31, 2009.  The company analyzed its ability to utilize net operating losses currently recorded as deferred tax assets and based on this analysis determined that it was more likely than not that the Company would be able to utilize a substantial portion of its federal net operating losses in future periods.

The Company reversed a substantial portion of its previous valuation allowance in the fourth quarter of 2010, except certain federal and state net operating losses which the Company determined will expire prior to utilization.

Net income.  As a result of the above, the net income for the year ended December 31, 2010 was approximately $6.4 million, an increase of $5.0 million, as compared to the net income of approximately $1.4 million for the year ended December 31, 2009.

Liquidity and Capital

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2010 and 2009, operations were primarily financed with working capital and senior debt.

Cash provided by operating activities for the year ended December 31, 2010 was approximately $1.7 million, as compared to cash provided by operating activities of approximately $5.1 million for the year ended December 31, 2009.  The decrease in cash generated from operating activities for the year ended December 31, 2010 was primarily a result of higher accounts receivable and unbilled accounts receivable, offset somewhat by an increase in accounts payable. The 2010 and 2009 cash portions of the earnout payable to the former owner of iSYS of approximately $446,000 and $690,000 are included in the accrued expenses at December 31, 2010 and 2009, respectively.

Cash used in investing activities for the year ended December 31, 2010 and 2009 was approximately $2.1 million and $0.5 million, respectively.  Investing activities consisted of cash used in acquisitions, software development and purchases of property and equipment.  The increase in software development reflects completion of our latest PKI authority to operate.  The increase in cash used for property and equipment reflects the down payment made to purchase the iSYS Ohio facility in 2010 and other hardware purchased for ORC’s secured data facility.  Capital expenditures in property and equipment were approximately $970,000, excluding any capital leases for the year ended December 31, 2010, as compared to capital expenditures in property and equipment of approximately $258,000, excluding capital leases for the year ended December 31, 2009.

Cash provided by financing activities for the year ended December 31, 2010 was approximately $41,000 compared to cash used in financing activities of approximately $2.7 million.  The decrease in cash used in financing activities was primarily due to the payoff of a sellers note in 2009 relating to the 2008 acquisition of iSYS.  In addition, cash received from exercised stock options in 2010 was approximately $149,000 compared to approximately $4,000 in 2009.

Substantially all of the increases in assets and liabilities in the Company’s balance sheet were attributable to the Company’s greater revenues and profitability in 2010, which increased current assets and liabilities. This was augmented by increases in goodwill as the result of the realization of the earnout by iSYS, LLC in fiscal year 2010, and further augmented by the continuing payoff of debt related to the Company’s term note in connection with the purchase of iSYS, LLC in fiscal year 2009 and the creation of a tax asset in fiscal year 2010.

The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.  There are currently no material commitments for capital expenditures, but that could change with the addition of material contract awards.  As of December 31, 2010, the Company had net working capital of approximately $6.0 million.  The Company’s primary source of liquidity consists of approximately $5.8 million in cash and cash equivalents and approximately $10.9 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $10.4 million in accounts payable and accrued expenses.

The Company believes that its current cash position is sufficient to meet capital expenditure and working capital requirements through 2011.  Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.  However, constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources.  The Company must also continue to generate positive cash flows to support our debt service and the continued paydown of our outstanding term note. Additionally, a major expansion might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could substantially differ from those estimates.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to the existence of the material weaknesses as of December 31, 2010, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

Inadequate Policies & Procedures.  Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions.  This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that do not require smaller reporting companies such as the Company to provide such an auditor attestation report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2010 fiscal period.

Management has formulated a remediation plan in the first quarter of 2011 that will be implemented in our fiscal year 2011, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2011, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2011:

Name	Age	Position

Steve L. Komar	69	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	47	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Ronald S. Oxley	64	Executive Vice President – Business Development, and Director
James Ritter	66	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	67	Director, Chairman of the Audit Committee
Otto Guenther	69	Director
George Norwood	68	Director
Daniel E. Turissini	51	Chief Technology Officer and Chief Executive Officer and President – Operational Research Consultants, Inc.
Jin Kang	46	Chief Executive Officer and President of iSYS LLC

Steve L. Komar has served as a director since December 1997 and became Chairman of the Board in October 2001.  Mr. Komar has also served as Chief Executive Officer since December 2001.  From June 2000 until December 2001, Mr. Komar served as a founding partner of C-III Holdings, a development stage financial services company.  From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry.  From 1980 to 1991, Mr. Komar served in a number of financial management positions with CitiGroup, including the role of Chief Financial Officer of Diners Club International and Citicorp Information Resources, respectively.  Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Masters Degree in Finance from Pace University.  Mr. Komar serves on the Board of Directors for a term expiring at the 2011 Annual Meeting of Shareholders.

Mr. Komar brings extensive financial and operational management experience to the Board as a result of his past operational experience at several large firms where he held senior executive positions in areas including financial and operational management and mergers & acquisitions.  The financial and managerial skills he developed over a career that has spanned more than 45 years, as well as Mr. Komar’s experience as our Chairman of the Board and Chief Executive Officer, his knowledge of our Company as a result thereof, and his prior performance serving as a Board member of the Company, led the Board to conclude that he should continue to serve as a director of the Company.

James T. McCubbin has served as a director and as our Secretary since November 1998.  Since August 1998, Mr. McCubbin has also served as our Executive Vice President and Chief Financial Officer.  Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer.  Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors.  Mr. McCubbin also presently serves on the Board of Directors of Tianjin Pharmaceutical Company and is Chairman of its Audit Committee, Nominating Committee, and Compensation Committee.  Mr. McCubbin also serves on the Board of Directors of ProPhase Labs, Inc. and serves on their Audit Committee.  Mr. McCubbin was also on the Board of Directors of Redmile Entertainment until his resignation on March 1, 2008. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Masters Degree in International Management.  Mr. McCubbin serves on the Board of Directors for a term expiring at the 2011 Annual Meeting of Shareholders.

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

Lieutenant General (Ret.) Otto J. Guenther has served as a director since his appointment on August 15, 2007.  General Guenther serves as a member of the Corporate Governance and Nominating Committee.  He joined the Board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of exceptional leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council.  General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area.  General Guenther was awarded several honors by the U.S. Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into the Government Computer News Hall of Fame.  General Guenther received a Bachelor of Science Degree in Economics from Western Maryland College, now called McDaniel College, and a Masters Degree in Procurement and Contracting from the Florida Institute of Technology.  General Guenther serves on the Board of Directors for a term expiring at the 2012 Annual Meeting of Shareholders.

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

Major General (Ret.) George W. Norwood has served as a director since his appointment on August 15, 2007.  General Norwood serves as a member of the Audit Committee and the Compensation Committee.  General Norwood is currently President and Chief Executive Officer of Norwood & Associates, Inc. of Tampa, Fla., which maintains extensive international and U.S. networks of government, military and private sector contacts while providing technical and strategic planning expertise to corporations pursuing defense-related opportunities. General Norwood previously served as Deputy Chief of Staff for the United Nations Command and United States Forces in Korea from 1995 to 1997. He also served as the U.S. member of the United Nations Command’s Military Armistice Commission responsible for crucial general officer level negotiations with North Korea.  General Norwood served as Commander of the 35th Fighter Wing at Misawa Air Base in Japan in the early/mid-1990’s, and earlier as Deputy Inspector General and Director of Inspections for the U.S. Air Force in Washington, D. C. Other key assignments included the following: senior leadership positions in F-16 fighter wings in Europe; War Reserve Material and Munitions Planning, Programming, and Budgeting expert at the Pentagon; and F-16 fighter squadron Commander and Operations Officer at Nellis Air Force Base in Nevada. General Norwood also served two combat tours in Southeast Asia in A-1 and F-4 aircraft.  General Norwood currently serves on the boards of directors of Airborne Tactical Advantage Company and Scalable Network Technologies. He is also on the board of strategic advisors of AtHoc, Inc. General Norwood received a Bachelor of Science Degree in Mathematics from San Diego State University and a Masters Degree in Business Administration from Golden Gate University. He is also a graduate of the National War College and Defense Language Institute.  General Norwood serves on the Board for a term expiring at the 2012 Annual Meeting of Shareholders.

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

James M. Ritter has served as a director since December 1999 and served as Assistant Secretary of the Company from December 2002 until 2008.  Mr. Ritter is the Chairman of the Corporate Governance and Nominating Committee and the Compensation Committee and is also a member of the Audit Committee.   Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation.  Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.  Mr. Ritter serves on the Board of Directors for a term expiring at the 2012 Annual Meeting of Shareholders.

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

Morton S. Taubman has served as a director since his appointment on March 10, 2006 to serve out the remaining term of G.W. Norman Wareham, who resigned his position on March 7, 2006.  Mr. Taubman is also the Chairman of the Audit Committee and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee.  Mr. Taubman has experience as a certified public accountant and is currently an attorney with expertise in corporate law, government contracting and international relations.  Prior to forming Leser Hunter Taubman & Taubman law firm, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior partner at Ginsburg, Feldman and Bress, LLP, an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, in charge of the Washington, D.C. tax department at Coopers & Lybrand and a special agent with the U.S. Treasury Department.  Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University.  He presently also serves as special corporate counsel to Global Options Group, Inc. and Global Options, Inc., companies focusing on U.S. federal security services and as general counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor.  He holds a Bachelor of Science Degree in Accounting from the University of Baltimore, a Juris Doctor Degree from the University of Baltimore Law School, and a Masters of Law Degree from Georgetown University.  Mr. Taubman serves on the Board of Directors for a term expiring at the 2014 Annual Meeting of Shareholders.

Mr. Taubman brings to the Board financial expertise and is qualified as an audit committee financial expert.  Mr. Taubman also brings to the Board a wealth of experience as a financial and legal professional serving as a partner at both major auditing and legal firms.  This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should serve as a director of the Company.

Ronald S. Oxley has served as a director since his appointment on August 15, 2006.  Mr. Oxley became the Executive Vice President – Sales, Marketing and Business Strategies for the Company in May 2008 and as a result, resigned from his position as Chairman of the Corporate Governance and Nominating Committee, and member of the Audit Committee and Compensation Committee.  Mr. Oxley has had a distinguished career within the U.S. federal government and industry. His U.S. federal government career spanned almost 28 years with the Office of the Secretary of Defense and with the Departments of the Navy, Army and Air Force where he held various senior level executive positions. The last nine years of his federal career were at the Office of the Secretary of Defense where he monitored the development of the office’s defense-wide strategic vision and implementation plan for command, control, communications, intelligence, surveillance and reconnaissance. Subsequent to his U.S. federal government career he also successfully honed his business skills as a senior level executive with several prominent U.S. federal government contractors that included Litton/PRC, Emergent Information Technologies, and L-3 Communications.  Mr. Oxley currently serves as an executive vice president of ARC International Corporation. ARC specializes in providing domestic and international middle-market and emerging growth companies with a broad range of strategic advisory services.  Prior to joining ARC in 2004, Mr. Oxley was president and general manager of L-3 Communications Analytics Corporation based in Vienna, Virginia. L-3 Communications is a provider of information technology solutions to both industry and government, primarily in the aerospace and defense arena.  Mr. Oxley served in the same capacity at Emergent Information Technologies, Inc. prior to being acquired by L-3 Communications in November 2001. He came to Emergent in April 2000 from Litton/PRC Inc, where he was senior vice president of business development and marketing.  Before joining Litton/PRC in 1996, Mr. Oxley spent more than 28 years in the U.S. federal government, during which he was awarded a series of Meritorious Service Awards and was nominated for a Presidential Executive Career Award in 1996.  Mr. Oxley holds a top secret SCI clearance with life style polygraph. He holds a Masters of Science Degree in Systems Management from the University of Southern California and a Bachelor of Science Degree in Business Administration from the California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam.  Mr. Oxley serves on the Board of Directors for a term expiring at the 2014 Annual Meeting of Shareholders.

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

The Audit Committee met 4 times in 2010.  The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934.  The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by WidePoint regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements.  At each meeting, Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer.  The Board has determined that Mr. Taubman, who qualifies as an independent director as defined in the NYSE Amex Company Guide, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2010, all such Forms 3 and Forms 4 were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table contains information about the Chief Executive Officer and the four other most highly paid executive officers whose total compensation earned during 2010 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Steve Komar (4)	2010	192,500	6,750	-	7,200	206,450
Chairman, President & Chief Executive Officer	2009	180,000	-	-	7,200	187,200

James McCubbin (5)	2010	192,500	6,750	-	6,600	206,450
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2009	180,000	20,000	-	6,000	206,000

Ronald Oxley	2010	180,000	5,850	-	-	185,850
Executive Vice President, Sales and Marketing	2009	180,000	-	9,490	-	189,490

Dan Turissini (6)	2010	250,000	-	-	-	250,000
Chief Technology Officer and Chief Executive Officer of ORC	2009	250,000	-	-	-	250,000

Jin Kang (7)	2010	250,000	72,500	-	-	322,500
Chief Executive Officer of iSYS	2009	250,000	-	15,845	-	265,845

(1) Reference is made to Note 2 to the consolidated financial statements contained herein, with respect to the calculation of such amounts. As further described below under the heading Outstanding Equity Awards at Fiscal Year-End and in Note 2 to the consolidated financial statements contained herein, on May 11, 2009, 950,000 options held by management and other employees were cancelled and replaced with replacement options to such individuals. The amounts recognized in this column represent the proportion of earned fair market value of the Replacement Options (as defined below) over the Cancelled Options (as defined below) attributable to the applicable individual as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

(2) For Mr. Komar, includes a monthly home office and phone allowance of $600.  For Mr. McCubbin, includes a monthly home office allowance of $500 through June 30,2010, and then $600 monthly thereafter.

(3) Represents Directors’ fees received in connection with the individual’s position as a director of the Company.

(4) Mr. Komar’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010. Mr. Komar’s salary increased to $205,000 per annum for the first twelve month period of the employment agreement, and will increase to $230,000 per annum for the second twelve month period of the employment agreement and $255,000 per annum for the optional third twelve month period of the employment agreement.

(5) Mr. McCubbin’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010. Mr. McCubbin’s salary increased to $205,000 per annum for the first twelve month period of the employment agreement, and will increase to $230,000 per annum for the second twelve month period of the employment agreement and $255,000 per annum for the optional third twelve month period of the employment agreement.

(6) Mr. Turissini’s annual salary was increased by $25,000 to a total of $250,000 in July 2009 in connection with the extension of his employment agreement for an additional two years.

(7) Mr. Kang’s annual salary was increased by $25,000 to a total of $250,000 in July 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2010, including the number of shares underlying both exercisable and unexercisable portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Unvested Shares of Stock (#)	Market Value of Unvested Shares of Stock ($)	Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)
Steve L. Komar,	425,000	-	-	$0.07	7/7/2012	-	-	250,000	$305,000
Chairman, President &	50,000	-	-	$0.09	4/24/2013
Chief Executive Officer	50,000	-	-	$0.13	12/31/2013

James T. McCubbin,	-	-	-	-	-	-	-	250,000	$305,000
Executive Vice President, Chief Financial Officer, Secretary and Treasurer		-	-

Ronald Oxley	12,000	-	-	$2.80	8/15/2016	-	-	-	-
Executive Vice President,	50,000	-	-	$0.54	8/15/2016
Sales & Marketing	-	250,000	-	$0.83	7/25/2018

Daniel Turissini,	470,000	-	-	$0.76	9/14/2015	-	-	-	-
Chief Technology Officer and Chief Executive Officer of ORC

Jin Kang President iSYS, LLC	315,000	-	-	$0.54	1/4/2013	-	-	-	-

450,000 options were exercised in 2010 by James T. McCubbin and no options were exercised by the remaining named executive officers in 2010.

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

Mr. Komar. On August 13, 2010, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President, effective as of July 1, 2010, which replaced Mr. Komar’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010.  The new employment agreement has an initial term expiring on June 30, 2012 with one twelve-month renewal option period. The agreement provides for (1) a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board.

The employment agreement contains a severance provision which provides that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. Komar will receive severance compensation equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the employment agreement.  The employment agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. Komar for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Komar a one time severance payment equal to the greater of (a) an amount equal to eighteen (18) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the employment agreement.  If Mr. Komar’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. Komar will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the employment agreement.  Mr. Komar will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

Termination of Mr. Komar’s employment by the Company shall be deemed for “Cause” if, and only if, it is based upon (i) conviction of a felony by a federal or state court of competent jurisdiction; (ii) material disloyalty to the Company such as embezzlement or misappropriation of corporate assets; or (iii) engaging in unethical or illegal behavior which is of a public nature, brings the Company into disrepute, and results in material damage to the Company.  A resignation by Mr. Komar shall not be deemed to be voluntary and shall be deemed to be a resignation with “Good Reason” if it is based upon (i) a diminution in Mr. Komar’s title, duties, or salary; (ii) a material reduction in benefits; (iii) a direction by the Board of Directors that Mr. Komar report to any person or group other than the Board of Directors, or (iv) a geographic relocation of the Company’s primary business operations outside of the Washington Metropolitan Area.

In the event of the death or permanent disability of Mr. Komar, Mr. Komar or his estate will receive a one time payment equal to the amount of base salary owed to Mr. Komar for the remainder of the term as if the employment agreement had not been terminated by Mr. Komar’s disability or death and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years

Mr. McCubbin. On August 13, 2010, we entered into an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, effective as of July 1, 2010, which replaced Mr. McCubbin’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010.  The new employment agreement has an initial term expiring on June 30, 2012 with one twelve-month renewal option period.  The agreement provides for (1) a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

The employment agreement contains a severance provision which provides that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. McCubbin will receive severance compensation equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the employment agreement.  The employment agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. McCubbin for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. McCubbin a one time severance payment equal to the greater of (a) an amount equal to eighteen (18) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the employment agreement.  If Mr. McCubbin’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. McCubbin will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the employment agreement.  Mr. McCubbin will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

Termination of Mr. McCubbin’s employment by the Company shall be deemed for “Cause” if, and only if, it is based upon (i) conviction of a felony by a federal or state court of competent jurisdiction; (ii) material disloyalty to the Company such as embezzlement or misappropriation of corporate assets; or (iii) engaging in unethical or illegal behavior which is of a public nature, brings the Company into disrepute, and results in material damage to the Company.  A resignation by Mr. McCubbin shall not be deemed to be voluntary and shall be deemed to be a resignation with “Good Reason” if it is based upon (i) a diminution in Mr. McCubbin’s title, duties, or salary; (ii) a material reduction in benefits; (iii) a direction by the Board of Directors that Mr. McCubbin report to any person or group other than the Board of Directors, or (iv) a geographic relocation of the Company’s primary business operations outside of the Washington Metropolitan Area.

In the event of the death or permanent disability of Mr. McCubbin, Mr. McCubbin or his estate will receive a one time payment equal to the amount of base salary owed to Mr. McCubbin for the remainder of the term as of the employment agreement had not been terminated by Mr. McCubbin’s disability or death and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

Mr. Oxley.  In May 2008, the Company entered into an employment agreement with Ronald Oxley, our Executive Vice President of Sales, Marketing and Business Strategy. The agreement provides for: (1) a base salary of $180,000 per year; (2) reimbursement for pre-approved business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted at the discretion of the Compensation Committee of the Board.

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

Mr. Turissini. On October 24, 2004, the Company entered into an employment agreement with Daniel Turissini, our Chief Technology Officer and the Chief Executive Officer of our wholly owned subsidiary, Operational Research Consultants, Inc. (“ORC”).  The employment agreement had an initial term expiring on October 25, 2006.  On July 25, 2007, the Company entered into an addendum to the employment agreement that provided that Mr. Turissini’s employment agreement shall be annually renewable through October 24, 2009.  On July 15, 2009, the Company entered into an addendum to the employment agreement that provided that the term of Mr. Turissini’s employment agreement shall extend through October 31, 2011. The agreement, as amended pursuant to the July 15, 2009 addendum, provides for: (1) a base salary of $250,000 per year; (2) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (4) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

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

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000.  The following table sets forth director compensation for fees paid and stock option compensation expense recognized by the Company in 2010:

	Fees Earned	Option	All Other
	or Paid in Cash	Awards	Compensation	Total
Director Name	($)	($)(1)	($)	($)
James Ritter	12,000	13,500	-	25,500
Morton Taubman	12,000	8,870	-	20,870
George Norwood	12,000	3,790	-	15,790
Otto Guenther	12,000	3,790	-	15,790

(1) The amounts set forth in this column represent compensation expense as determined by the Black-Scholes calculation recognized by the Company in 2008 with respect to options grants, if any, in 2010.  Reference is made to Note 2 to our financial statements contained herein with respect to the calculation of such expense.  The aggregate number of shares subject to outstanding options held by each director as of December 31, 2010 is as follows: Mr. Ritter, 75,000; Mr. Taubman, 62,000; General Norwood, 62,000; and General Guenther, 62,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of March 22, 2011.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

		Percent of
	Number of Shares	Common Stock
Names and Complete Mailing Address	of Common Stock	Outstanding

Citigroup Inc., Citigroup Global Markets, Inc.,	3,495,921	5.6	%(1)
Citigroup Financial Products Inc
and Citigroup Global Markets Holdings Inc.
388 Greenwich Street
New York, NY 10013

Samuel Andrew Donaldson and	3,545,799	5.7	%(2)
Janice Smith Donaldson
1121 Crest Lane
McLean, Virginia, 22101

Ilex Partners, L.L.C.,	3,486,868	5.6	%(3)
Steinhardt Overseas Management, L.P., and
Michael H. Steinhardt
650 Madison Avenue, 17th Floor
New York, New York 10022

Ewing & Partners, Timothy G. Ewing, Ewing	3,280,500	5.2	%(4)
Asset Management, LLC and Endurance
General Partners, L.P.
4515 Cole Avenue
Suite 808
Dallas, TX 75205

(1)       Citigroup Inc, Citigroup Global Markets, Citigroup Financial Products Inc., and Citigroup Global Markets Holdings Inc. have no sole voting power in respect of the shares listed above; shared voting power in respect of all shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on February 4, 2011.

(2)       Samuel Andrew Donaldson and Janice Smith Donaldson have no sole voting power in respect of the shares listed above; shared voting power in respect of all shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above.
Information based solely on a Schedule 13G/A filed with the SEC on March 15, 2011.

(3)       Ilex Partners, L.L.C., Steinhardt Overseas Management, L.P., and Michael H. Steinhardt have no sole voting power in respect of the shares listed above; shared voting power in respect of the shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on February 9, 2011.

(4)       Ewing & Partners is deemed a beneficial owner of the shares listed above and each of the other listed persons or entities is deemed a beneficial owner of 3,240,500 of the shares listed above, which includes 2,312,260 shares owned by Endurance Partners (Q.P.), L.P. and 928,240 shares owned by Endurance Partners, L.P.  Information based solely on a Schedule 13G/A filed with the SEC on February 13, 2009.

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 22, 2011 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein.  In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days.  The calculation of the percentage of outstanding shares is based on 62,674,271 shares outstanding as of March 22, 2011.

Security Ownership of Directors and Executive Officers

	Number of	Percent of
Directors, Nominees	Shares of	Outstanding
and Executive Officers	Common Stock (1)	Common Stock (1)

Steve Komar (2)	1,959,203	3.13%

Morton Taubman (3)	62,000	0.99%

James McCubbin (4)	1,600,203	2.55%

James Ritter (5)	140,500	0.22%

Daniel Turissini (6)	1,192,471	1.90%

Ronald Oxley (7)	133,000	0.21%

Jin Kang (8)	2,522,794	4.03%

Otto Guenther (9)	62,000	0.09%

George Norwood (10)	62,000	0.09%

All directors and
officers as a group
(9 persons) (11)	7,734,171	12.34%

(1)     Assumes in the case of each shareholder listed above that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)     Includes (i) 641,100 shares owned directly by Mr. Komar, (ii) 525,000 shares subject to exercisable options to purchase shares from the Company, and (iii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly. Does not include 250,000 unvested shares owned directly by Mr. Komar.

(3)     Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(4)     Includes 1,600,203 shares owned directly by Mr. McCubbin.  Does not include 250,000 unvested shares owned directly by Mr. McCubbin.

(5)     Includes (i) 65,500 shares owned directly by Mr. Ritter, (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, and (iii) 25,000 shares of Common Stock that may be purchased by him at a price of $0.54 per share through May 11, 2019, under an option granted on May 11, 2009.

(6)     Includes (i) 722,471 shares owned directly by Mr. Turissini, and (ii) 470,000 shares subject to exercisable options to purchase shares from the Company.

(7)     Includes (i) 71,000 shares owned directly by Mr. Oxley, and (ii) 62,000 shares subject to exercisable options to purchase shares from the Company.  Does not include 250,000 shares that may be purchased by Mr. Oxley at a price of $0.83 per share until July 25, 2018, pursuant to a stock option granted to him on May 11, 2009.

(8)     Includes (i) 2,207,794 shares owned directly by Mr. Kang, and (ii) 315,000 shares subject to exercisable options to purchase shares from the Company.

(9)     Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(10)   Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(11)   Includes the shares referred to as included in notes (2), (3), (4), (5), (6), (7), (8), (9), and (10), above.

Equity Compensation Plan Information:

The following table sets forth information as of December 31, 2010, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity Compensation Plans:

Approved by security holders	3,587,000	$0.62	4,071,049

Not approved by security holders	—	—	—

Total	3,587,000	$0.62	4,071,049

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

The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed, with the exception that on October 6, 2010 and November 18, 2010, James T. McCubbin, presently an officer and director of the Company, exercised, in the form of a cashless exercise, his warrant to purchase an aggregate of 450,000 shares of Common Stock of the Company, which warrant was previously issued to such individual pursuant to a Warrant Purchase Agreement, dated January 2, 2001, by and between the Company and each such individual. As a result of his exercise of such warrant, James T. McCubbin, was issued 450,000 shares of common stock of the Company.

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors.  An “independent” director is a director who meets the NYSE Amex definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board.  The Company’s Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Taubman, Ritter, Guenther, and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE Amex listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company paid Moss Adams approximately $30,400 in fees for audit and review work for fiscal year 2009 that was paid in fiscal year 2009 and an additional $18,100 in fees for audit and review work for fiscal year 2009 that was paid in fiscal year 2010.  The Company paid Moss Adams approximately $32,200 in fees for audit and review work for fiscal year 2010 that was paid in fiscal year 2010 and an additional $20,000 in fees for audit and review work for fiscal year 2010 that was paid in fiscal year 2011.   The Company will pay Moss Adams in 2011 approximately $81,800 in audit and review fees for work associated with the Company’s fiscal year 2010 audit.

Audit-Related Fees

The Company did not pay Moss Adams LLP any audit-related fees for fiscal year 2009 or 2010.

Tax Fees

The Company did not pay Moss Adams any tax fees in 2009.  The Company paid Moss Adams in 2010 approximately $9,300 in tax fees for work associated with the Company’s fiscal year 2009 Internal Revenue Code Section 382 tax analysis.

All Other Fees

The Company did not pay Moss Adams any nonaudit fees for fiscal year 2009.  The company did pay Moss Adams approximately $3,200 in nonaudit fees for fiscal year 2010 in fiscal year 2011 and will pay Moss Adams in 2011 approximately $10,000 in additional nonaudit fees.

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

(a)	Financial Statements and Financial Statement Schedule

(1)  Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2010 and 2009.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NO

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

10.2
Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turissini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2007.)

10.3
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

10.10
Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.11
Common Stock Purchase Agreement, dated April 29, 2008, between the Company and Deutsche Bank AG, London Branch.  (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2008.)

10.12
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

10.14
Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners, L.P. and Foley & Lardner LLP as Escrow Agent.  (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.15
Common Stock Purchase Agreement, dated May 16, 2008, between the Company and Endurance Partners (Q.P.), L.P.  (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

* Management contract or compensatory plan.

10.16
Escrow Agreement, dated May 16, 2008, between the Company, Endurance Partners (Q.P.), L.P. and Foley & Lardner LLP as Escrow Agent.  (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q filed on May 20, 2008).

10.17
Amendment, dated as of July 25, 2008, between the Registrant and Steven L. Komar.*  (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.18
Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin.*  (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.19
Asset Purchase Agreement, dated July 31, 2008, by and among the Registrant, Protexx Acquisition Corporation, Protexx Incorporated, Peter Letizia, Charles B. Manuel, Jr. and William Tabor.  (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

10.20
Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.21
Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.22
Employment and Non-Compete Agreement, dated May 2008, between the Registrant and Ronald Oxley* (Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K/A filed on April 30, 2009.)

10.23
Addendum Employment and Non-Compete Agreement*, dated July 15, 2009, by and between Registrant and Daniel E. Turissini (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 21, 2009)

10.24
Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A filed on August 18, 2009)

10.25
Debt Modification Agreement, dated as of May 25, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2010)

* Management contract or compensatory plan.

10.26
Debt Modification Agreement, dated as of August 26, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2010)

10.27
Commercial Loan Agreement, dated as of August 26, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2010)

10.28
Employment Agreement  between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.29
Employment Agreement  between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

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

WidePoint Corporation

Date:	March 29, 2011	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 29, 2011	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 29, 2011	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 29, 2011	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 29, 2011	/s/JAMES M. RITTER
James M. Ritter Director

Dated:	March 29, 2011	/s/MORTON S. TAUBMAN
Morton S. Taubman Director

Dated:	March 29, 2011	/s/RON S. OXLEY
Ron Oxley Director

Dated:	March 29, 2011	/s/OTTO GUENTHER
Otto Guenther Director

Dated:	March 29, 2011	/s/GEORGE NORWOOD
George Norwood Director

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the Years ended
December 31, 2010 and 2009	F-3

Consolidated Statements of Stockholders’ Equity for the Years
ended December 31, 2010 and 2009	F-4

Consolidated Statements of Cashflows for the Years ended
December 31, 2010 and 2009	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP
Scottsdale, Arizona
March 29, 2011

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$5,816,303	$6,238,788
Accounts receivable, net of allowance of $0 and $52,650, respectively	7,794,913	7,055,525
Unbilled accounts receivable	3,059,665	1,334,455
Prepaid expenses and other assets	473,320	359,563
Current deferred income tax asset	412,801	—
Total current assets	17,557,002	14,988,331
Property and equipment, net	1,241,510	538,811
Goodwill	11,329,917	9,770,647
Other Intangibles, net	1,104,551	1,381,580
Noncurrent deferred income tax asset, net	3,116,705	—
Other assets	46,455	75,718
Total assets	$34,396,140	$26,755,087

Liabilities and stockholders’ equity

Current liabilities:
Short term note payable	$94,809	$102,074
Accounts payable	7,725,727	7,120,168
Accrued expenses	2,643,613	2,304,995
Income taxes payable	143,450	—
Deferred revenue	294,541	768,504
Current portion of long-term debt	572,943	520,855
Current portion of deferred rent	20,835	54,497
Current portion of capital lease obligation	44,724	112,576
Total current liabilities	11,540,642	10,983,669
Deferred income tax liability, net	—	313,782
Long-term debt, net of current portion	564,490	604,048
Fair value of earnout liability	153,000	—
Deferred rent, net of current portion	98,702	7,312
Capital lease obligation, net of current portion	22,908	67,632
Total liabilities	12,379,742	11,976,443
Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 62,690,873 and 61,375,333 shares issued and outstanding, respectively	62,691	61,375
Stock warrants	—	24,375
Additional paid-in capital	68,754,353	67,874,394
Accumulated deficit	(46,800,646)	(53,181,500)
Total stockholders’ equity	22,016,398	14,778,644
Total liabilities and stockholders’ equity	$34,396,140	$26,755,087

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009

Revenues, net	$50,812,776	$43,344,053

Cost of revenues (including depreciation and amortization of $807,603 and 950,947, respectively)	37,548,018	33,845,685

Gross profit	13,264,758	9,498,368

Sales and marketing	1,811,305	1,145,955
General and administrative (including stock compensation expense of $110,398 and $146,782, respectively)	8,447,897	6,456,870
Depreciation expense	201,236	179,413
Income from operations	2,804,320	1,716,130

Other income (expenses):
Interest income	18,440	27,690
Interest expense	(90,052)	(176,424)
Other expense	—	(49)
Total other income (expense)	(71,612)	(148,783)

Net income before provision for income taxes	2,732,708	1,567,347
Income tax (benefit) expense	(3,648,146)	156,891

Net income	$6,380,854	$1,410,456

Basic earnings per share	$0.10	$0.02

Basic weighted-average shares outstanding	61,555,664	59,419,383

Diluted earnings per share	$0.10	$0.02

Diluted weighted-average shares outstanding	62,862,978	60,608,984

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Stock	Additional Paid-In	Accumulated	Equity
	Shares	Amount	Warrants	Capital	Deficit	Total
Balance, December 31, 2008	58,275,514	$58,276	$38,666	$67,194,788	$(54,591,956)	$12,699,774
Issuance of common stock — options exercises	30,000	30		3,720		3,750
Issuance of common stock — iSYS earnout	690,510	690		517,192		517,882
Issuance of common stock — warrants exercises	2,379,309	2,379		(2,379)		—
Expiration of common stock warrants			(14,291)	14,291		—
Stock options expense				146,782		146,782
Net income					1,410,456	1,410,456
Balance, December 31, 2009	61,375,333	$61,375	$24,375	$67,874,394	$(53,181,500)	$14,778,644
Issuance of common stock — options exercises	869,800	870		148,340		149,210
Issuance of common stock — iSYS earnout	445,740	446		596,846		597,292
Issuance of common stock — restricted	—	—		10,167		10,167
Expiration of common stock warrants			(24,375)	24,375		—
Stock options expense				100,231		100,231
Net income					6,380,854	6,380,854
Balance, December 31, 2010	62,690,873	$62,691	$—	$68,754,353	$(46,800,646)	$22,016,398

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,380,854	$1,410,456
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income tax (benefit) expense	(3,843,288)	156,891
Depreciation expense	302,754	244,980
Amortization of intangibles	706,085	885,380
Amortization of deferred financing costs	5,852	9,576
Share-based compensation expense	110,398	146,782
Loss on disposal of equipment	8,559	49
Changes in assets and liabilities, net of business combination –
Accounts receivable and unbilled accounts receivable	(2,464,598)	(805,895)
Prepaid expenses and other assets	(71,757)	135,673
Accounts payable and accrued expenses	851,067	3,803,828
Income taxes payable	143,450	—
Deferred revenue	(473,963)	(899,465)
Net cash provided by operating activities	1,655,413	5,088,255

Cash flows from investing activities:
Purchase of assets/subsidiaries, net of cash acquired	(383,701)	—
Earnout consideration paid as additional consideration in the acquisition of iSYS	(690,510)	(184,817)
Software development costs	(74,056)	(30,397)
Purchases of property and equipment	(970,337)	(258,249)
Net cash used in investing activities	(2,118,604)	(473,463)

Cash flows from financing activities:
Borrowings on notes payable	668,653	400,737
Principal payments on notes payable	(664,581)	(3,027,334)
Principal payments under capital lease obligation	(112,576)	(116,583)
Costs related to renewal fee for line of credit	—	(12,000)
Proceeds from exercise of stock options	149,210	3,750
Net cash provided by (used in) financing activities	40,706	(2,751,430)
Net (decrease) increase in cash	(422,485)	1,863,362
Cash and cash equivalents, beginning of period	6,238,788	4,375,426
Cash and cash equivalents, ending of period	$5,816,303	$6,238,788

Supplementary cash flow information:
Cash paid for–
Interest	$81,674	$321,780
Income taxes	51,776	$—

Supplementary Disclosure of non-cash Investing and Financing Activities:
Fair value of 445,740 and 690,510 earnout shares issued as additional consideration in the acquisition of iSYS	$597,292	$517,882
Insurance policies financed by short term notes payable	$140,653	$152,479
Capital leases for acquisition of property and equipment	$—	$94,402

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Organization

WidePoint was incorporated in Delaware on May 30, 1997. WidePoint Corporation (“WidePoint” or the “Company”) is a provider of advanced, federally certified and other customized technology-based products and service solutions to both the government sector and commercial markets.  Our advanced technology-based solutions enable organizations to deploy fully compliant IT services in accordance with government requirements and the demands of the commercial marketplace.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

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

Nature of Operations

We provide our advanced technology-based products and solutions through three business segments.  Our three business segments include: Wireless Mobility Management, Cybersecurity Solutions, and Consulting Services and Products.  These segments offer unique solutions and proprietary IP in mobile and wireless full life cycle management solutions; cybersecurity solutions with an expertise in identity management services utilizing certificate-based security solutions; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. Our three business segments are operated through six wholly-owned operational entities and their principal operations are described as follows:

▪
iSYS, LLC (“iSYS”): iSYS specializes in providing the U.S. government and its agencies mobile telecommunications expense management (MTEM) services and forensic informatics, and information assurance services.  Operates in our Wireless Mobility Management and Consulting Services and Products segments.

▪
Operational Research Consultants, Inc. (“ORC”): ORC specializes in providing the U.S. government and its agencies, as well as commercial businesses, with compliant information and identity assurance management solutions consisting of identity proofing and credentialing through its internally-developed proprietary Public Key Infrastructure (PKI) technologies.   Operates in our Cybersecurity Solutions and Consulting Services and Products segments.

▪
Advanced Research Concepts Corporation (“ARCC”): ARCC was formed in January 2010 and acquired certain assets of Vuance, Inc. (see Note 4 for additional information regarding this transaction). ARCC provides state governments and commercial businesses with secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies. Operates in our Cybersecurity Solutions segment.

▪
WidePoint IL, Inc. and WP NBIL, Inc.: WPNBIL operates in conjunction with WidePoint IL and provides IT architecture and planning, software implementation and IT outsourcing services to the U.S. government or as a subcontractor through large commercial businesses.  Operates in our Consulting Services and Products segment.

▪
Protexx Acquisition Corporation d/b/a Protexx: Protexx was formed in July 2008 and acquired certain assets of Protexx Inc. Protexx specializes in identity assurance and mobile and wireless data protection services. Protexx is a development stage company.  Operates in our Cybersecurity Solutions segment.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company amounts have been eliminated in consolidation.

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

Significant Customers

For the years ended December 31, 2010 and 2009, respectively, three iSYS customers represented individually the respective percentages of our consolidated revenues set forth in the table below.

Customer Name	2010 (%) Revenue	2009 (%) Revenue
Transportation Security Administration (“TSA”)	21%	22%
Department of Homeland Security (“DHS”)	19%	22%
Washington Headquarters Services (“WHS”)	11%	18%

WHS revenues as a percentage of consolidated revenues declined to 11% in 2010 from 18% in 2009, which is due to a decision by WHS in the second quarter of 2010 to no longer purchase billable minutes along with the wireless management services.

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on our results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.  As of December 31, 2010, two iSYS customers, TSA and DHS, accounted for approximately 30% and 24%, respectively, of accounts receivable and unbilled accounts receivable.  As of December 31, 2009, three clients, DHS, TSA, and WHS, accounted for approximately 30%, 26%, and 20%, respectively, of accounts receivable and unbilled accounts receivable.

Fair value of financial instruments

The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis. The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of the common stock.  The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short maturity of these instruments and past evidence that these instruments settle for their carrying value. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with a large financial institution.  The Company considers all highly liquid investments with original maturities of three months or less are considered to be cash equivalents for purposes of these consolidated financial statements.  Interest-bearing cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000.   At December 31, 2010 and 2009, the Company had interest-bearing deposits with a large financial institution in excess of FDIC limits of approximately $4,192,000 and $5,712,000, respectively.

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector companies in the following industries: manufacturing, customer product goods, direct marketing, healthcare, and financial services.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are usually due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.  Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms.

The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period.  Unbilled accounts receivable on fixed-price contracts predominantly consist of third party VAR hardware and software products delivered and MTEM services provided that are not yet billable under the contract terms.  At December 31, 2010 and December 31, 2009, unbilled accounts receivable totaled approximately $3,060,000 and $1,334,000, respectively.

Revenue Recognition

A material portion of the Company’s revenue arrangements are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts with federal and state governments and their agencies.  Customer orders are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition.  Tangible goods and services provided under customer contracts are generally not interdependent.  The Company’s revenue streams and related revenue recognition are as follows:

▪
Wireless Mobility Management includes mobile telecommunications expense management services and device management that are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to manage telecommunications carrier air and data services.  The Company also charges a monthly user access and device management fee. The Company acquires telecommunication devices for the customer and recognizes revenue upon receipt of inventory and bills for services at cost plus applicable contractual fees earned.  The Company also offers billing management services, which may subject the Company to credit risk as we are responsible for the payment of multiple billable arrangement by and between our customer and various carriers.  The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers.   Certain federal and state governments and their agencies may pay for services and/or devices in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered.

▪
Cyber security solutions consist of Public Key Infrastructure (PKI) identity credentialing software certificates and identity credentialing software certificate consoles and other software.   PKI credentialing is usually controlled by the Company and revenue is recognized upon issuance and there are no undelivered elements.  Pricing for certificates issued by the Company are based on third party evidence of value.  Revenue is recognized from the sales of credentials upon issuance.  For PKI credentialing that is controlled by the customer, Revenue is recognized upon delivery of the credentials and/or consols when there are no other additional deliverables.  These certificates are delivered electronically to the end user.  There is no obligation to provide post contract services in relation to certificates issued and consoles delivered.   Cost of Revenues include general infrastructure support costs to maintain the continue issuance of credentials.  For other software, which is part of an integrated solution, revenue is recognized using percentage of completion as the individual component parts have no value until the solution has been delivered.

▪
Consulting Services and Products include the purchase and sale of third party hardware/software and maintenance services are billed under cost-reimbursable contracts.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized for the re-sale of hardware equipment and software support and maintenance upon delivery to the customer, including applicable contractual fees earned.  The Company bears credit risk associated with purchases made on behalf of customers. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers and equipment for our customers.  Further our information technology and assurance consulting services are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition has been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services.  Hardware elements are separately procured and priced through third party vendors who deal in such equipment.  Our pricing is based on Third Party Evidence of Value (“TPE”) with either handling charges or additional fees included in our General Services Adminstration (‘GSA”) schedule which is similar to those offered by other hardware vendors for similar products and/or services as well as charges for handling and additional fees.  The hardware elements under this arrangement procured for the solution was purchased through third party vendors.  The hardware elements are recognized at the time of delivery and/or integration into the solutions.

Income Taxes

The Company accounts for income taxes in accordance with authoritative guidance which requires that deferred tax assets and liabilities be computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  The guidance requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company recognizes the impact of an uncertain tax position taken or expected to be taken on an income tax return in the financial statements at the amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained upon audit by the relevant taxing authority.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment consisted of the following:

	Estimated Useful Life	December 31, 2010	December 31, 2009
Land and building	20 yrs	$677,054	$—
Computer hardware and software	3 yrs	1,355,661	1,074,495
Furniture and fixtures	5 yrs	126,595	110,459
Automobiles	5 yrs	—	9,880
Gross property and equipment		$2,159,300	$1,194,831
Less– Accumulated depreciation and amortization		(917,790)	(656,020)
		$1,241,510	$538,811

Depreciation expense is computed using the straight-line method over the estimated useful lives based upon the classification of the property and/or equipment.

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2010 and 2009, the Company’s management has not identified any material impairment of its property and equipment.

Software Development Costs

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
WidePoint capitalized approximately $74,000 for the year ended December 31, 2010, as compared to approximately $30,000 in capitalized costs for the year ended December 31, 2009. WidePoint recorded approximately $251,000 of amortization expense for the year ended December 31, 2010, as compared to approximately $268,000 for the year ended December 31, 2009.

Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at December 31, 2010 were approximately $0.2 million, compared to approximately $0.4 million at December 31, 2009.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test during the fourth quarter of each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. The Company’s ORC and iSYS subsidiaries have significant goodwill recorded which relates to the Wireless Mobility Management and Cybersecurity Solutions segments.  We have not identified any impairment of goodwill as of December 31, 2010.

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock.  The number of incremental shares from assumed conversions of stock options, stock warrants and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method.  See Note 8 for computation of EPS.

Stock-Based Compensation

The Company previously adopted the provisions of ASC 718-10, “Stock Compensation” (formerly known as SFAS No. 123R), using the modified prospective application transition method.  Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period.  The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under ASC 718-10, as originally issued.  All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of ASC 718-10.  The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, pursuant to ASC 718-10, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of ASC 718-10.  See note 7.

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

Accounting Standards Updates

Revenue Recognition – ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force” In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning January 1, 2011. This update will not have a material impact on our financial statements.

Supplementary Pro Forma Information for Business Combinations – In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires that the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update in the fourth quarter of 2010. Adoption did not have a material impact on our financial statements.

Fair Value Disclosures – In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (an update to ASC Topic 820 “Fair Value Measurements and Disclosures”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. As of January 1, 2010, the Company adopted this accounting standard update, which did not result in a material impact on our financial statements.

Goodwill Impairment Testing – In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt this standard on January 1, 2011 and believes this standard will not result in a material impact on our financial statements.

3.           Long-Term Debt

Revolving Credit Facility

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

On August 26, 2010, the Company entered into a new Debt Modification Agreement with Cardinal Bank (the “2010 Debt Modification Agreement”).  The 2010 Debt Modification Agreement sets forth the agreement of the Company and Cardinal Bank to amend the 2009 Commercial Loan Agreement to extend the repayment date of the Company’s revolving credit facility with Cardinal Bank from September 1, 2010 to September 30, 2011.

On August 26, 2010, the Company also entered into a new Commercial Loan Agreement with Cardinal Bank (the “2010 Commercial Loan Agreement”), which agreement replaces the 2009 Commercial Loan Agreement. The 2010 Commercial Loan Agreement provides for a $5,000,000 revolving credit facility from Cardinal Bank to the Company.  Advances under the new revolving credit facility will bear interest at a variable rate equal to the Wall Street Journal prime rate plus 0.5%.  The Company is required to maintain certain financial covenants quarterly on materially the same terms and conditions as the 2009 Commercial Loan Agreement.  As of December 31, 2010, there is no borrowing on the revolving credit facility and the Company was in full compliance with these financial covenants on December 31, 2010.

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2010	2009
Cardinal Bank Term Note (1)	$608,241	$1,124,903
Cardinal Bank Mortgage (2)	529,192	—
Total	$1,137,433	$1,125,137
Less current portion	(572,943)	(520,855)
Long-term debt, net of current portion	$564,490	$604,048

(1)
On January 2, 2008, the Company entered into a $2 million four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price.  The term note bears interest at 7.5% with monthly principal and interest payments of approximately $48,000, and matures on January 1, 2012.  The term note is secured under a corporate security agreement.  At December 31, 2010 and 2009, the Company owed approximately $608,000 and $1.1 million, respectively.

(2)
On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s call center facility in Columbus, Ohio for approximately $677,000.  In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price.  The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity.  At December 31, 2010, the Company owed approximately $529,000 under this mortgage loan.  The mortgage loan is secured by the real estate.

Capital Lease Obligations

The Company has leased certain equipment under capital lease arrangements which expire in 2012. Future minimum payments required under the leases are as follows:

For Fiscal Years Ending December 31	Lease Payments
2011	$48,316
2012	23,579
Total	$71,895
Less portion representing interest	(4,263)
Present value of minimum lease payments under capital leases	67,632
Less current portion	(44,724)
Capital lease obligation, net of current portion	$22,908

Total net book value of assets under capital leases at December 31, 2010 and 2009 was $61,344 and $180,209, respectively. Depreciation expense for leased equipment for the year ended December 31, 2010 and 2009 was $96,738 and $90,466, respectively, and accumulated depreciation at December 31, 2010 and 2009 was $378,877 and $269,028, respectively.

4.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010, respectively, are as follows:

	2010	2009
Beginning Balance	$9,770,647	$8,575,881
Additions:
Additional earnout purchase consideration in connection with iSYS Membership Interest Purchase Agreement dated January 2, 2008 (see Note 6 for additional information) (1)	1,043,032	1,194,766
Acquisition of Vuance business through ARCC (2)	516,238	—
Ending Balance	$11,329,917	$9,770,647

(1)
In connection with the Membership Interest Purchase Agreement (the “Membership Agreement”) between the Company, iSYS, LLC and Jin Kang, dated January 4, 2008, the Company delivered 3,000,000 shares of Company’s common stock valued at $1.00 per common share into escrow on January 8, 2008, subject to the satisfaction of certain earnout provisions under the Membership Agreement. Under the Membership Agreement the initial $1.4 million in earnings before interest, taxes, depreciation and amortization (“EBITDA”) from iSYS is excluded from the earnout for the initial 3 years, with 66% of the value in excess of such initial $1.4 million being paid to the former owner of iSYS, with 50% of the amount being paid in cash and 50% being valued and released in escrow shares. In the fourth year the value in excess of 50% is used instead of 66%, with the total earnout capped at $6 million, with $3 million payable in cash and $3 million payable in the release of earnout shares. Performance of the earnout is measured annually and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year.

For the years ended December 31, 2010 and 2009, the Company issued common shares of 445,740 and 690,510, respectively, which were earned in accordance with the terms of the Membership Agreement.  For the years ended December 31, 2010 and 2009, the Company accrued the cash portion payable in connection with the earnout achieved of $445,740 and $690,510, respectively.  For the years ended December 31, 2010 and 2009, the Company paid $690,510 and 184,817, respectively.  As of December 31, 2010, the Company issued 1,321,067 common shares in connection with this earnout arrangement, with 1,678,933 common shares remaining in escrow and available to be attained assuming the performance requirement is achieved.

(2)
On January 29, 2010, the Company, together with its wholly-owned subsidiary, ARCC, a Delaware corporation, entered into an Asset Purchase Agreement with Vuance, Inc. (“Vuance”), a Delaware corporation, and Vuance’s sole shareholder, Vuance, Ltd., a public company organized in the State of Israel under the Israeli Companies Law (the “Vuance Agreement”), pursuant to which ARCC acquired certain assets and assumed certain liabilities of Vuance as further specified in the Vuance Agreement.  ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division. The purchased assets include, but are not limited to, the operation by Vuance of identity assurance and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

The operations of ARCC have been included in the Company’s results of operations beginning on January 29, 2010, the acquisition date. The earnout provision of the Vuance Agreement provides for additional consideration of up to $1,500,000 during the earnout period of the calendar years 2010 - 2012, subject to ARCC receiving minimum qualified revenues of at least $4,000,000 per year.  In the event ARCC receives at least $4,000,000 in qualified revenues in an earnout year, then Vuance will have the right to receive an earnout payment equal to twenty percent (20%) of the amount by which such qualified revenues for that earnout year exceed $4,000,000; provided, however, that the first $270,000 of any such earnout payment will be retained by the Company for its sole account as reimbursement for certain accounts payable and deferred revenue liabilities assumed by ARCC in connection with the Vuance Agreement.

The following table summarizes the final fair values of the assets acquired and liabilities assumed in this business combination as of December 31, 2010:

Consideration:
Cash	$383,701
Cash to be paid	10,000
Contingent consideration arrangement	153,000
Fair value of total consideration transferred	$546,701

Fair value of identifiable assets acquired and liabilities acquired:
Current assets	$42,000
Property and equipment, net	43,675
Trade name and developed software	355,000
Current liabilities assumed	(410,212)
Total identifiable net assets and liabilities assumed	30,463

Goodwill	516,238

Total	$546,701

Approximate acquisition related costs expensed in connection with the Vuance transaction and included in general and administrative for the year ended December 31, 2010	$70,000

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting valuations)	$1,145,523	$(1,145,523)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(703,001)	5

Protexx (Identity Security Software)	$506,463	$(407,984)	3

Advanced Response Concepts Corporation (includes preliminary values for customer relationships and first responder security software)	$355,000	$(65,083)	4
	$3,236,986	$(2,321,591)	4
Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(334,672)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(633,886)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(188,160)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(37,496)	3

ORC PKI-V Intangible (Related to internally generated software)	$147,298	(40,916)	3

ORC PKI-VI Intangible (Related to internally generated software)	$38,463	—	3
	1,424,286	$(1,235,130)	5

Total	$4,661,272	$(3,556,721)	5

Aggregate Amortization Expense:
For the year ended 12/31/10	$706,085

Estimated Future Amortization Expense:

For the year ended 12/31/11	$456,968
12/31/12	$320,587
12/31/13	$243,669
12/31/14	$77,410
12/31/15	$5,917

Total	$1,104,551

The total weighted average life of all of the intangibles is approximately 4 years.

5.	Income Taxes

The Company has adopted the provisions of ASC 740-10-15.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company does not have any unrecognized tax benefits at December 31, 2010, including interest and penalties.  In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files U.S. federal income tax returns and various states income tax returns. The Company may be subject to examination by the IRS for tax years 1995 forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2000 forward. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception that we have been notified that the State of Illinois will examine our filings in the second quarter of 2011.

As of December 31, 2010, the Company had net operating loss (NOL) carry forwards of approximately $10,275,000 to offset future taxable income for federal income tax purposes, which is net of the potential limitation discussed below. The Company has state NOLs carry forwards of $10,163,000.  These carry forwards expire between 2011 and 2029. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the realization of our recent historical profitability and our outlook for the continued positive prospects for these profits to continue in the future, in the fourth quarter management determined that it was more likely than not that most of these net deferred tax assets will be utilized in future periods.  We continue to place a full valuation allowance on our state NOLs and some federal NOLs which the Company determined will expire prior to utilization.  The Company’s NOLs are subject to limitations within the meaning of Internal Revenue Code Section 382 when there has been a change in an entity’s ownership of 50 percent or greater. As a result of WidePoint’s equity transactions, the Company’s net operating losses are subject to such limitations.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2010 and 2009, respectively, because of the existence of net operating loss carry forwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The provision for income taxes consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Current provision (benefit)
Federal	$21,250	$-
State	127,569	-
	148,819	-

Deferred provision (benefit)
Federal	(3,767,180)	156,891
State	(29,785)	-
	(3,796,965)	156,891
Total provision for income taxes	$(3,648,146)	$156,891

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows:

	2010	2009
Statutory Federal income tax rate	34.0%	34.0%
State Income tax (net of federal benefit)	4.9%	4.9%
Non-deductible expenses	0.73%	1.1%
Change in valuation allowance	-173.4%	-101.9%
Stock Compensation Tax deduction over book	-	-34.5%
Change in Expiration of Federal NOL Section 382 Limitation	-%	106.8%
Change in prior year State Loss carryforwards	-	-4.1%
Other	0.1%	3.7%
	-133.7%	10.0%

The deferred tax assets (liabilities) consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$4,227,087	$5,858,547
AMT credit	73,241	13,420
Stock based compensation	543,824	500,449
Advanced payments	1,617	271,813
Intangibles	55,864	-
Other assets	135,276	124,862
Total deferred tax assets	5,036,909	6,769,091

Deferred tax liabilities:
Intangibles	-	476,604
Goodwill amortization	514,362	313,782
Depreciation and amortization	30,631	-
Capitalized software costs	30,744	159,038
Total deferred tax liabilities	575,737	949,424

Net deferred tax asset	4,461,172	5,819,667

Less– Valuation allowance	(931,666)	(6,133,449)
Net deferred income tax asset/(liability)	$3,529,506	$(313,782)

Changes in the valuation allowance for the years ended December 31, are as follows:

	2010	2009
Opening balance	$(6,133,449)	$(7,725,968)
Decrease (Increase)	5,201,783	1,592,519
Ending balance	$(931,666)	$(6,133,449)

6.	Stockholders’ Equity

Common Shares

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share.  As of December 31, 2010, there were 62,690,873 shares of common stock outstanding. For the year ended December 31, 2010, the Company issued 869,800 common shares in connection with stock option exercises.  See Note 7 for additional information regarding stock option plans.  For the year ended December 31, 2010, the Company issued 445,740 and 690,510  common shares in connection with amounts earned as part of an earnout agreement pursuant to the Membership Agreement.  See Note 3 for additional information regarding earnout consideration recorded.

Executive Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company.  Each of the foregoing awards of restricted stock vest upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant.  Acceleration events include change of control, termination by the Company without Cause (as defined in the applicable award agreement) or by the individual for Good Reason (as defined in the applicable award agreement), non-renewal of the employment contract for the respective individual on substantially similar terms, death or disability of the individual, as the Company’s achievement of certain levels of revenue, and the Company’s achievement of certain earnings before interest, taxes, amortization targets.

Executive Stock Warrants

On July 8, 2009, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile exercised, in the form of a cashless exercise, his respective warrant to purchase 1,333,333 shares of common stock of the Company, which warrant was previously issued to such individual pursuant to a Warrant Purchase Agreement, dated July 14, 2004, by and between the Company and each such individual.  As a result of his respective cashless exercise of such warrant, each of Steve L. Komar, James T. McCubbin and Mark F. Mirabile, as applicable, was issued 793,103 shares of common stock of the Company, with 540,230 shares of common stock of the Company being withheld by the Company from each such warrant as payment of the respective exercise price of each such warrant.  Accordingly, for the year ended December 31, 2009, the Company issued 2,379,309 shares of common stock in connection with the cashless exercise.  The shares issued pursuant to the exercise of these warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).  Such shares are exempt from the registration requirements under the Securities Act pursuant to the “private offering” exemption under Section 4(2) of the Securities Act.

Non-Employee Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares of common stock at a price of $0.80 per share to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant had a term of 5 years. We are accounting for this award in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly known as EITF 96-18).  This warrant expired at the end of its term without having been exercised.

 On October 27, 2004 and November 22, 2004, the Company issued two warrants to purchase 30,612 shares and 5,556 shares of common stock at a price of $0.49 and $0.45 per share, respectively, to Liberty Capitol as part of a consulting agreement in which Liberty Capitol assisted the Company in arranging its senior debt financing with RBC-Centura Bank. The warrants have a term of 5 years. The Company used a fair-value option pricing model to value these stock warrants at approximately $14,291.  This value had been reflected as part of stock warrants in the stockholders’ equity section of the consolidated balance sheet but the warrants expired unexercised.  Therefore the fair-value reflected as part of stock warrants has been reduced and reflected in Additional Paid in Capital in the stockholders’ equity section as of December 31, 2009.  The warrant expired at the end of its term without having been exercised.

7.	Stock Options and Award Programs:

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares.  The Company issues new shares of common stock upon the exercise of stock options.  Any shares associated with forfeited options were added back to the number of shares that underlie stock options to be granted under the stock incentive plan.

2008 Stock Incentive Plan

Under the Company’s 1997 Stock Incentive Plan (the “1997 Plan”), as amended, 10 million shares were reserved for issuance under equity incentive awards issued pursuant to the 1997 Plan.  The 1997 Plan expired by its terms on April 17, 2007.

The Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) on December 18, 2008. Under the 2008 Plan, 6,015,438 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan.  The 2008 Plan was amended and restated on December 15, 2009. The 2008 Plan will terminate on December 17, 2017. The 2008 Plan was enacted to (a) provide incentive to officers and key employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by directors, officers and key employees by providing them with a means to acquire a proprietary interest in the Company, acquire shares of the Company’s common stock, or to receive compensation which is based upon appreciation in the value of the Company’s common stock; and (c) provide a means of obtaining, rewarding and retaining key personnel and consultants.

On May 11, 2009, the Company’s Compensation Committee of the Board voted to cancel 950,000 options held by management and other employees (the "Cancelled Options") and issue replacement options to such individuals (the "Replacement Options").  The optionees all concurred with such action by the Compensation Committee.  The Cancelled Options had varying exercise prices ranging from $0.85 to $2.80 with a weighted average exercise price of $1.06.  The exercise price of the Replacement Options was set at $0.54.  Other than the exercise price, there are no differences in the terms between the Cancelled Options and the Replacement Options.  The incremental additional fair value of the Replacement Options was calculated to be approximately $64,000, which was determined by calculating the fair value of the Cancelled Options as they existed on May 11, 2009 immediately prior to cancellation as compared to the fair value on the same date of the exercise price of the Replacement Options.  This amount of additional fair value of the Replacement Options will be recognized over the vesting period of the Replacement Options.  There is approximately $123,000 in remaining unrecognized compensation costs to recognize on these options.   Since some of the Replacement Options were fully vested at May 11, 2009, there was an expense of approximately $45,000 recognized in the three months ended September 30, 2009 as a result of the cancellation of the Cancelled Options and the issuance of the Replacement Options.

For the years ended December 31, 2010 and 2009, the Company issued common shares of 865,000 and 30,000, respectively.  For the Company’s stock incentive plans there were of 6,015,438 and 4,510,438 shares of Common Stock unissued and available for possible issuance as of December 31, 2010 and 2009, respectively.

1997 Director’s Formula Stock Option Plan

Under the 1997 Director’s Formula Stock Option Plan (the “1997 Director Plan”), as amended, 120 thousand shares were reserved for issuance under the plan.  The 1997 Director Plan provided for option grants to purchase 12,000 shares of common stock upon a non-employee director’s initial appointment to the Board of Directors.  Options granted under the Director Plan vest immediately to 8,000 shares of common stock underlying such options, vest to an additional 2,000 shares after the director’s completion of the first year of continued service to the Company, and vest to the remaining 2,000 shares after the completion of the second year of continued service to the Company.  Each option granted pursuant to the Director Plan was evidenced by an agreement and is subject to additional terms as set forth in the agreement.  Options become exercisable when vested and expire ten years after the date of grant, subject to any shorter period that may be provided in the agreement.

For the Company’s stock incentive plans there were of 4,071,049 and 4,571,049 shares of Common Stock unissued and available for possible issuance as of December 31, 2010 and 2009, respectively.

A summary of the stock option and restricted stock award activity under our plans during the years ended December 31, 2010 and 2009 is presented below:

NON-VESTED
	# of Shares	Weighted average grant date fair value per share
Granted	25,000	$0.54
Vested	(123,996)	$0.79
Forfeited	—	—
Non-vested at December 31, 2009	1,215,004	$0.39

Granted	75,000	$0.41
Vested	(188,751)	$.018
Forfeited	(125,000)	$0.38
Non-vested at December 31, 2010	976,253	$0.43

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average exercise price per share
Total outstanding at January 1, 2009	8,523,411	$0.45

Granted	25,000	$0.54
Cancelled	(1,001)	$1.35
Exercised	(4,029,999)	$0.23
Total outstanding at December 31, 2009	4,517,411	$0.54
Total exercisable at December 31, 2009	3,302,407	$0.43

Granted	75,000	$0.65
Cancelled	(133,611)	$0.81
Expired	(2,000)	$1.35
Exercised	(869,800)	$0.17
Total outstanding at December 31, 2010	3,587,000	$0.62
Total exercisable at December 31, 2010	2,610,747	$0.43

The aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2010 were 3.88 and 3.14, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2009 were 4.70 and 3.95, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2010 and 2009 were $ 2,613,900 and $1,233,873, respectively. The total intrinsic value of options exercisable on December 31, 2010 and 2009, respectively, were $2,149,010 and $1,178,222. The total intrinsic value of options exercised during the year ended December 31, 2010 and 2009, respectively, were $931,808 and $1,384,000, respectively.

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

	2010	2009
Expected dividend yield	0	0
Expected volatility	102%	98%
Risk-free interest rate	0.40-2.38%	2.04%
Expected life – Employees options	3 years	3.5 years
Expected life – Board of directors options	n/a	3.5-10 years

The amount of compensation expense recognized under ASC 718-10 during the years ended December 31, 2010 and 2009, respectively, under our plans was comprised of the following:

	Years ended December 31
	2010	2009

General and administrative expense	$110,398	$146,782
Share-based compensation before taxes	$110,398	$146,782
Total net share-based compensation expense	$110,398	$146,782
Net share-based compensation expenses per basic and diluted common share	nil	nil

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2010 and 2009, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At December 31, 2010, the Company had approximately $194,122 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.14 years.  At December 31, 2009, the Company had approximately $312,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.84 years.

8.  Earnings Per Common Share (EPS):

The computations of basic and diluted EPS for the year ended December 31 were as follows:

	2010	2009
Basic EPS computation:
Net income	$6,380,854	$1,410,456

Weighted average number of common shares	61,555,664	59,419,383

Basic EPS	$0.10	$0.02

Diluted EPS
Net income	$6,380,854	$1,410,456

Weighted average number of common shares	61,555,664	59,419,383
Incremental shares from assumed conversions of stock options	1,307,314	1,189,601
Adjusted weighted average number of common shares	62,862,978	60,608,984
Diluted EPS	$0.10	$0.02

9.  Commitments and Contingencies:

Operating Lease Commitments

The Company has entered into leasing arrangements with unrelated entities for its corporate and subsidiary companies executive and administrative offices, a call center, and a secured data facility.  There are three leases that are on a month-to-month basis with monthly rent ranging from $1,300 to $2,500.  The remaining leases expire at various times from August 2011 through December 2015 with monthly rent ranging from $2,800 to $26,000 per month, and most include renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. The Company’s commitments and contingencies are as follows for its operating leases, which include those leases, and other operating leases.  Rent expenses under these operating leases for 2010 and 2009 were approximately $469,000 and $517,000, respectively.

Future minimum payments by year required under lease obligations consist of the following for fiscal years ending December 31:

Year	Operating Leases
2011	$441,556
2012	423,275
2013	428,951
2014	121,232
2015	27,533
Total	$1,442,547

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

10.  Segment reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, which includes Wireless Mobility Management, Cybersecurity Solutions, and Consulting Services and Products.

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

			2010
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$26,553,703	$10,645,918	$13,613,155	$-	$50,812,776

Operating income including amortization and depreciation expense	2,139,613	3,599,177	19,659	(2,954,129)	2,804,320
Interest Income (expense), net				(71,612)	(71,612)
Pretax income					2,732,708
Income tax benefit				3,648,146	3,648,146
Net income					6,380,854

			2009
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$27,305,834	$5,675,467	$10,362,752	$-	$43,344,053

Operating income including amortization and depreciation expense	3,047,541	1,030,700	289,780	(2,651,891)	1,716,130
Interest Income (expense), net				(148,734)	(148,734)
Other income (expense), net			(49)		(49)
Pretax income					1,567,347
Income tax expense				(156,891)	(156,891)
Net income					1,410,456