Form 10-Q
period 2011-03-31
WIDEPOINT CORP
filed 2011-05-16
CIK 1034760

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2011

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number            01-33035

WIDEPOINT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (703) 349-2577

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

As of May 13, 2011, 62,930,873 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION

INDEX
		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	22

Part II. OTHER INFORMATION

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,207,000	$5,816,303
Accounts receivable	5,105,306	7,794,913
Unbilled accounts receivable	1,456,806	3,059,665
Prepaid expenses and other assets	565,239	473,320
Current deferred income tax asset	615,139	412,801
Total current assets	13,949,490	17,557,002
Property and equipment, net	1,295,076	1,241,510
Goodwill	11,329,917	11,329,917
Other Intangibles, net	991,701	1,104,551
Noncurrent deferred income tax asset	3,116,705	3,116,705
Other assets	56,027	46,455
Total assets	$30,738,916	$34,396,140

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$51,545	$94,809
Accounts payable	5,223,728	7,725,727
Accrued expenses	1,770,634	2,643,613
Income taxes payable	127,962	143,450
Deferred revenue	362,721	294,541
Current portion of long-term debt	488,251	572,943
Current portion of deferred rent	27,998	20,835
Current portion of capital lease obligation	41,687	44,724
Total current liabilities	8,094,526	11,540,642
Long-term debt, net of current portion	510,246	564,490
Fair value of earnout liability	153,000	153,000
Deferred rent, net of current portion	93,061	98,702
Capital lease obligation, net of current portion	14,455	22,908
Total liabilities	$8,865,288	$12,379,742

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 62,810,673 and 62,690,873 shares issued and outstanding, respectively	62,811	62,691
Additional paid-in capital	68,928,823	68,754,353
Accumulated deficit	(47,118,006)	(46,800,646)
Total stockholders’ equity	21,873,628	22,016,398

Total liabilities and stockholders’ equity	$30,738,916	$34,396,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2011	2010
	(unaudited)
Revenues, net	$10,529,125	$11,163,056
Cost of sales (including amortization and depreciation of $183,640 and $226,285, respectively)	8,689,470	8,639,221

Gross profit	1,839,655	2,523,835

Sales and marketing	430,183	343,007
General and administrative (including share-based compensation expense of $28,190 and $29,180, respectively)	1,866,806	1,831,811
Depreciation expense	47,594	49,734

(Loss) income from operations	(504,928)	299,283

Interest income	4,192	6,614
Interest expense	(20,555)	(27,377)
Other income	1,143	—

Net (loss) income before income taxes	(520,148)	278,520
Income tax (benefit) expense	(202,788)	39,222

Net (loss) income	$(317,360)	$239,298

Basic earnings per share	$(0.01)	$0.00
Basic weighted-average shares outstanding	62,797,540	61,375,333
Diluted earnings per share	$(0.01)	$0.00
Diluted weighted-average shares outstanding	62,797,540	62,974,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(317,360)	$239,298
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(202,338)	39,222
Depreciation expense	78,854	72,978
Amortization of intangibles	152,381	203,041
Amortization of deferred financing costs	428	2,911
Share-based compensation expense	28,190	29,180
Loss on disposal of equipment	357	—
Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	4,292,466	(159,636)
Prepaid expenses and other current assets	(91,919)	25,379
Other assets	(10,000)	7,917
Accounts payable and accrued expenses	(3,374,376)	(2,633,815)
Income taxes payable	(15,488)	—
Deferred revenue	68,180	(118,139)
Net cash provided by (used in) operating activities	609,375	(2,291,664)

Cash flows from investing activities:
Purchase of asset/subsidiary, net of cash acquired	—	(370,000)
Purchase of property and equipment	(133,527)	(10,904)
Software development costs	(39,531)	(14,324)
Proceeds from sale of office equipment	750	—
Net cash used in investing activities	(172,308)	(395,228)

Cash flows from financing activities:

Principal payments on notes payable	(181,280)	(173,603)
Principal payments under capital lease obligation	(11,490)	(28,911)
Proceeds from exercise of stock options	146,400	—
Net cash used in financing activities	(46,370)	(202,514)

Net increase (decrease) in cash and cash equivalents	390,697	(2,889,406)

Cash and cash equivalents, beginning of period	5,816,303	6,238,788
Cash and cash equivalents, end of period	$6,207,000	$3,349,382

Supplemental cash flow information:
Cash paid for income tax	$15,338	—
Cash paid for interest	$20,944	$25,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint”, the “Company,” “we,” “its,” or “our”) was incorporated in Delaware on May 30, 1997. WidePoint is a provider of advanced, federally certified and other customized technology-based products and service solutions to both the government sector and commercial markets.  Our advanced technology-based solutions enable organizations to deploy fully compliant IT services in accordance with government requirements and the demands of the commercial marketplace.  We have grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

Nature of Operations

We provide our advanced technology-based products and solutions through three business segments.  Our three business segments include: Wireless Mobility Management, Cybersecurity Solutions, and Consulting Services and Products.  These segments offer unique solutions and proprietary IP in mobile and wireless full life cycle management solutions; cybersecurity solutions with an expertise in identity management services utilizing certificate-based security solutions; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics. Our three business segments are operated through six wholly-owned operational entities, including a development stage company.  These entities’ respective principal operations are described as follows:

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

▪
Advanced Research Concepts Corporation (“ARCC”): ARCC was formed in January 2010 and acquired certain assets of Vuance, Inc.. ARCC provides state governments and commercial businesses with secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies. ARCC operates within our Cybersecurity Solutions segment.

▪
WidePoint IL, Inc. and WP NBIL, Inc.: WPNBIL operates in conjunction with WidePoint IL and provides IT architecture and planning, software implementation and IT outsourcing services to the U.S. government or as a subcontractor through large commercial businesses.  WidePoint IL operates within our Consulting Services and Products segment.

▪
Protexx Technology Corporation d/b/a Protexx: Protexx was formed in July 2008 and acquired certain assets of Protexx Inc. Protexx specializes in identity assurance and mobile and wireless data protection services. Protexx is a development stage company.  Protexx operates as a branded offering within our Cybersecurity Solutions segment.

Acquisition Activity

On January 29, 2010, we completed the asset purchase and assumption of certain liabilities from Vuance, Inc, including acquisition of their Government Services Division.  These assets are now housed in our wholly-owned subsidiary Advanced Response Concepts Corporation.  ARCC develops and markets leading-edge secure critical response management solutions designed to improve coordination within emergency services organizations and critical infrastructure agencies.

2.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented.  The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition.  All significant inter-company amounts were eliminated in consolidation.

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

Significant Customers

For the quarters ended March 31, 2011 and 2010, respectively, customer concentrations as a percentage of our consolidated revenues are set forth in the table below.

	For the Three Months Ended March 31,
Customer Name	2011 (%) Revenue	2010 (%) Revenue
Transportation Security Administration (“TSA”)	22%	24%
Department of Homeland Security (“DHS”)	27%	20%
Washington Headquarters Services (“WHS”)	3%	17%
U.S. Air Force Cryptologic Systems (FSS ESC/HNCK)	11%	0%

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on our results of operations.

Concentrations of Credit Risk

Financial instruments, which consist of cash and cash equivalents and accounts receivable, potentially subject the Company to credit risk.  As of March 31, 2011, two iSYS customers, DHS and TSA, and one ORC customer, MD Procurement Office, represented 28%, 15%, and 11%, respectively, of our accounts receivable and unbilled accounts receivable.  As of December 31, 2010, two iSYS customers, TSA and DHS, accounted for approximately 30% and 24%, respectively, of our accounts receivable and unbilled accounts receivable.

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

The Company has not historically maintained a bad debt reserve for its federal government or commercial customers as we have not witnessed any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.  Upon specific review and our determination that a bad debt reserve may be required, we will reserve such amount if we view the account as potentially uncollectible.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period.  Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms.  At March 31, 2011 and December 31, 2010, unbilled accounts receivable totaled approximately $1,457,000 and $3,060,000, respectively.

Revenue Recognition

A material portion of the Company’s revenue arrangements are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm-fixed-price or time-and-materials contracts with federal and state governments and their agencies.  Customer orders are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition.  Tangible goods and services provided under customer contracts are generally not interdependent.  The Company’s revenue streams and related revenue recognition are as follows:

●
Wireless Mobility Management includes mobile telecommunications expense management services and device management that are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to manage telecommunications carrier air and data services.  The Company also charges a monthly user access and device management fee. The Company acquires telecommunication devices for the customer and recognizes revenue upon receipt of inventory and bills for services at cost plus applicable contractual fees earned.  The Company also offers billing management services, which may subject the Company to credit risk as we are responsible for the payment of multiple billable arrangements by and between our customer and various carriers.  The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers.   Certain federal and state governments and their agencies may pay for services and/or devices in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered.

●
Cyber Security Solutions consist of Public Key Infrastructure (PKI) identity credentialing software certificates and identity credentialing software certificate consoles and other software.   PKI credentialing is usually controlled by the Company and revenue is recognized upon issuance and there are no undelivered elements.  Pricing for certificates issued by the Company is based on third party evidence of value.  Revenue is recognized from the sales of credentials upon issuance.  For PKI credentialing that is controlled by the customer, revenue is recognized upon delivery of the credentials and/or consoles when there are no other additional deliverables.  These certificates are delivered electronically to the end user.  There is no obligation to provide post contract services in relation to certificates issued and consoles delivered.   Cost of sales include general infrastructure support costs to maintain the continue issuance of credentials.  For other software, which is part of an integrated solution, revenue is recognized using percentage of completion as the individual component parts have no value until the solution has been delivered.

●
Consulting Services and Products include the purchase and sale of third party hardware/software and maintenance services billed under cost-reimbursable contracts.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met.  Revenue is recognized for the re-sale of hardware equipment and software support and maintenance upon delivery to the customer, including applicable contractual fees earned.  The Company bears credit risk associated with purchases made on behalf of customers. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers and equipment for our customers.  Further our information technology and assurance consulting services are billed under a time and materials contract.  Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition has been met.  Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services.  Hardware elements are separately procured and priced through third party vendors who deal in such equipment.  Our pricing is based on Third Party Evidence of Value (“TPE”) with either handling charges or additional fees included in our General Services Administration (‘GSA”) schedule which is similar to those offered by other hardware vendors for similar products and/or services as well as charges for handling and additional fees.  The hardware elements under this arrangement procured for the solution was purchased through third party vendors.  The hardware elements are recognized at the time of delivery and/or integration into the solutions.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment consisted of the following:

	Estimated Useful Life	March 31, 2011	December 31, 2010
Land and building	20 years	$677,054	$677,054
Computer hardware and software	3 years	1,378,279	1,355,651
Furniture and fixtures	3-5 years	235,281	126,595
Gross property and equipment		$2,290,614	$2,159,300
Less– Accumulated depreciation and amortization		(995,538)	(917,790)
		$1,295,076	$1,241,510

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

Software Development Costs

The Company capitalizes costs related to software and implementation in connection with its internal use software systems. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers.  Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint capitalized approximately $40,000 for the three month period ended March 31, 2011, as compared to approximately $14,000 for the three month period ended March 31, 2010. WidePoint recorded approximately $46,000 of amortization expense for the three month period ended March 31, 2011, as compared to approximately $70,000 for the three month period ended March 31, 2010.  Capitalized software development costs, net, included in Intangibles, net, on the Company’s condensed consolidated balance sheets at March 31, 2011 and December 31, 2010, were approximately $0.2 million.

Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”.  Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test during the fourth quarter of each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. The Company’s ORC and iSYS subsidiaries have significant goodwill recorded which relates to the Wireless Mobility Management and Cybersecurity Solutions segments. We have not identified any impairment of goodwill as of March 31, 2011.

Basic and Diluted Earnings Per Share (“EPS”)

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

Stock-based compensation

The Company previously adopted the provisions of ASC 718-10, “Stock Compensation” (formerly known as SFAS No. 123R), using the modified prospective application transition method.  Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period.  The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under ASC 718-10, as originally issued.  All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of ASC 718-10.  The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period.  In addition, pursuant to ASC 718-10, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of ASC 718-10.   See Note 7 for additional information.

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

On August 26, 2010, the Company also entered into a new Commercial Loan Agreement with Cardinal Bank (the “2010 Commercial Loan Agreement”), which agreement replaces the 2009 Commercial Loan Agreement. The 2010 Commercial Loan Agreement provides for a $5,000,000 revolving credit facility from Cardinal Bank to the Company.  Advances under the new revolving credit facility will bear interest at a variable rate equal to the Wall Street Journal prime rate plus 0.5%.  The Company is required to maintain certain financial covenants quarterly on materially the same terms and conditions as the 2009 Commercial Loan Agreement.  As of March 31, 2011, there was no borrowing on the revolving credit facility and the Company was in full compliance with these financial covenants.

Short and Long Term Debt

On January 2, 2008, the Company entered into a $2 million four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price.  As amended, the term note bears interest at an annual rate of 7.5% with monthly principal and interest payments of approximately $48,000, and matures on January 1, 2012.  The term note is secured under a corporate security agreement.  At March 31, 2011, the Company owed approximately $473,000 in short-term debt and no long-term debt associated with the four-year term note, which represents the final amounts due under the agreement.  At March 31, 2010, the Company owed approximately $530,000 in short-term debt and $332,000 in long-term debt, respectively.

On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s call center facility in Columbus, Ohio for approximately $677,000.  In connection with such real estate purchase agreement, the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price.  The mortgage loan bears interest at an annual rate of 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity.  At March 31, 2011, the Company owed approximately $525,800 under this mortgage loan with $15,537 in short-term debt and the remainder in long-term debt.  The mortgage loan is secured by the real estate purchased pursuant to the real estate purchase agreement.

4.	Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We have not identified any impairment as of December 31, 2010. There were no changes in goodwill for the three month period ended March 31, 2011.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization:

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Purchased Intangible Assets
ORC Intangible (Includes customer relationships and PKI business opportunity purchase accounting valuations)	$1,145,523	$(1,145,523)	5

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(749,918)	5

Protexx (Identity Security Software)	$506,463	$(450,190)	3

Advanced Response Concepts Corporation (includes preliminary values for customer relationships and first responder security software)	$355,000	$(82,833)	4
	$3,236,986	$(2,428,464)	4
Internally Developed Intangible Assets
ORC PKI-I Intangible (Related to internally generated software)	$334,672	$(334,672)	6

ORC PKI-II Intangible (Related to internally generated software)	$649,991	$(645,965)	6

ORC PKI-III Intangible (Related to internally generated software)	$211,680	$(205,800)	3

ORC PKI-IV Intangible (Related to internally generated software)	$42,182	$(41,010)	3

ORC PKI-V Intangible (Related to internally generated software)	$147,298	(53,191)	3

ORC PKI-VI Intangible (Related to internally generated software)	$77,994	—	3
	1,463,817	$(1,280,638)	4

Total	$4,700,803	$(3,709,102)	4

Intangible asset amortization expense recorded for the three months ended March 31, 2011 and 2010 was $152,381 and $203,041, respectively. The total weighted average life of all of the intangibles is approximately 4 years.

 Estimated future amortization of intangible assets for each of the five fiscal years ending December 31 is as follows:
2011	$311,174
2012	333,764
2013	256,847
2014	83,999
2015	5,917

Total	$991,701

There were no amounts of research and development assets acquired nor any written-off  during the three month period ended March 31, 2011.

5.	Income Taxes

The Company has adopted the provisions of ASC 740-10-15.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company does not have any unrecognized tax benefits at December 31, 2010, and March 31, 2011, respectively, including interest and penalties.  In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files U.S. federal income tax returns and various state income tax returns. The Company may be subject to examination by the IRS for tax years 1995 forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2000 forward. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception that we have been notified that the State of Illinois will examine our filings in the second quarter of 2011.

The current income tax benefit for the three months ended March 31, 2011 is expected to be absorbed into the full year operations with no significant change in the annual effective rate. No tax benefit has been associated with the exercise of stock options for the three months ended March 31, 2011 and 2010, because of the existence of net operating loss carryforwards.
There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. As of March 31, 2011, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share.  As of March 31, 2011, there were 62,810,873 shares of common stock outstanding.  During the quarter ended March 31, 2011 there were 120,000 shares of common stock issued as a result of stock option exercises. There were no issuances of common stock for the three months ended March 31, 2011 or 2010. See Note 7 for additional information regarding stock option plans.

7.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares.  The Company issues new shares of common stock upon the exercise of stock options.  Any shares associated with options forfeited during the reporting period were added back to the number of shares that underlie stock options to be granted under the stock incentive plan.  There have been no changes to the Company’s stock option and award programs since December 31, 2010.

A summary of the stock option and restricted stock award activity under our plans during the three months ended March 31, 2011 and 2010, respectively, is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2011	976,253	$0.44

Granted	-	-
Vested	(138,753)	$0.09
Forfeited	(75,000)	-
Non-vested at March 31, 2011	762,500	$0.38

Non-vested at January 1, 2010	1,215,004	$0.39

Granted	75,000	$0.41
Vested	(120,001)	$0.05
Forfeited	-	-
Non-vested at March 31, 2010	1,170,003	$0.43

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average exercise price per share
Total outstanding at January 1, 2011	3,587,000	$0.62

Issued	-	-
Cancelled	(75,000)	$0.83
Exercised	(120,000)	$1.22
Total outstanding at March 31, 2011	3,392,000	$0.59
Total exercisable at March 31, 2011	2,629,500	$0.50

Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	0.65
Cancelled	(1,000)	$1.35
Exercised	-	-
Total outstanding at March 31, 2010	4,591,411	$0.54
Total exercisable at March 31, 2010	3,421,408	$0.44

The aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2011 were 3.69 and 2.98, respectively.  In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on March 31, 2010, were 4.43 and 3.67, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of March 31, 2011, were $2,325,490 and $2,061,165, respectively. The total intrinsic value of options exercised for the first quarter of fiscal 2011 was approximately $20,400. The Company issues new shares of common stock upon the exercise of stock options.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model, which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years.  The option awards are for the period from 1999 through 2010. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

The amount of compensation expense recognized under ASC 718-10 during the three months ended March 31, 2011 and 2010, respectively, under our plans was comprised of the following:

	Three Months ended March 31,
	2011	2010

General and administrative expense	$6,404	$29,180
Share-based compensation before taxes	$6,404	$29,180
Total net share-based compensation expense	$6,404	$29,180

Net share-based compensation expenses per basic and diluted common share	nil	nil

No tax benefit has been associated with the exercise of stock options for the three months ended March 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At March 31, 2011, the Company had approximately $159,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.69 years.

8.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the three months ended were as follows:

	March 31
	2011	2010
Basic EPS computation:
Net (loss) income	$(317,360)	$239,298
Weighted average number of common shares	62,797,540	61,375,333
Basic EPS	$(0.01)	$0.00

Diluted EPS
Net income	$(317,360)	$239,298

Weighted average number of common shares	62,797,540	61,375,333
Incremental shares from assumed conversions of stock options	-	1,599,020
Adjusted weighted average number of common shares	62,797,540	62,974,353

Diluted EPS	$(0.01)	$0.00

9.	Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, which segments include Wireless Mobility Management, Cybersecurity Solutions, and Consulting Services and Products.

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

The following table sets forth selected segment and condensed consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

	Three Months Ended March 31, 2011
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	5,607,586	1,256,249	3,665,290	-	10,529,125
Operating income including amortization
and depreciation expense	354,410	77,285	(323,214)	(613,409)	(504,928)
Interest income (expense), net				(16,363)	(16,363)
Other income (expense), net				1,143	1,143
Pretax income					(520,148)
Income tax benefit				202,788	202,788
Net income					(317,360)

	Three Months Ended March 31, 2010
	Wireless	Cyber	Consulting	Corp	Consol
Revenue	6,919,812	1,425,507	2,817,737	-	11,163,056
Operating income including amortization
and depreciation expense	679,244	285,366	107,414	(772,741)	299,283
Interest Income (expense), net				(20,763)	(20,763)
Pretax income					278,520
Income tax expense benefit				(39,222)	(39,222)
Net income					239,298

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this Quarterly Report  on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q  speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements are set forth below.  Readers are cautioned not to put undue reliance on forward-looking statements.  The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our expertise lies in the following three business segments: Wireless Mobility Management; Cybersecurity Solutions; and Consulting Services and Products.  These business segments offer unique solutions in wireless mobility, cybersecurity and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics.  For additional information related to our three business segments, see Note 9 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

WidePoint has six operational entities, including one development stage entity, which specialize in providing the following products and services:

•
ORC specializes in cybersecurity solutions with a focus in IT integration and secure authentication processes and software, and providing services to the federal government.  ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. We believe PKI technology is becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government.

•
iSYS specializes in wireless mobility solutions, characterized by comprehensive wireless environment managed services contracts to a number of large US federal agencies.  It also specializes in  forensic informatics, and IA services, predominantly to various agencies and departments of the federal government.

•
WidePoint IL (in conjunction with WPNBIL) specializes in IT consulting services predominantly in the Chicago, Illinois regional area and cross-sells various services of our other operating subsidiaries.

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

•	Protexx, which is a development stage company, specializes in identity assurance, and encrypted mobile and wireless data protection products and services.

We rely upon a large portion of our revenues from the federal government directly, or as a subcontractor. Our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions.  Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (i.e., the first quarter of the government’s fiscal year). Also, Congressional Budget “Continuing Resolutions”, which provide for funding of Federal Agencies at prior year spending levels may impact new awards and cause us to realize lower revenues until such time as the Federal Budget process for the fiscal period has been completed. The federal government’s 2010 – 2011 budget was enacted in April 2011.  During the first quarter of 2011, the federal government has operated under multiple continuing resolutions for budget purposes.  While our federal government clients did not have to suspend payments to the Company for the three months ending March 31, 2011,  we did witness a slowdown in contract awards and potential new orders as a result of delays associated with funding tied to the various continuing resolutions.

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

In addition, most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Wireless Mobility Management segment.  As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our telephony airtime plans and other vendor related offerings under our  Wireless Mobility Management segment provided to our customers as they also represent a significant portion of our costs.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

Revenues, net.  Revenues for the three month period ended March 31, 2011, were approximately $10.5 million as compared to approximately $11.2 million for the three month period ended March 31, 2010.  The decrease in revenues was primarily attributable to decreases in our Wireless Mobility Management and Cybersecurity Solutions segments as further described:

▪
Our Wireless Mobility Management segment recorded revenue of approximately $5.6 million for the quarter ended March 31, 2011 versus approximately $6.9 million for the quarter ended March 31, 2010.  This 19% reduction in revenue was predominately the result of a reduction in billable calling minutes and billable services we provide to our WHS and TSA customers.  Short-term, we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary sales channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.  For the first quarter of 2011 we had approximately 65,000 mobile devices under management.   We anticipate unit growth in the second quarter of 2011 as we add the U.S. Army Corp of Engineers to our current roster of customers under a contract that we entered into during the first quarter of 2011 commencing in the second quarter of 2011.  We believe we will add management of between 20,000 and 30,000 mobile devices during 2011 as a result of the addition of work we are performing for the U.S. Army Corp of Engineers.  As we continue to market our services we also anticipate we will continue to add units under management from new agency awards along with the possibility of additional awards from states, local municipalities, and other commercial opportunities.

▪
Our Cybersecurity Solutions segment recorded revenue of approximately $1.3 million for the three month period ended March 31, 2011 versus approximately $1.4 million for the three month period ended March 31, 2010.  This 12% decrease in revenue was primarily a result of revenues that were delayed as a result of the delivery of work moving from the first quarter of 2011 into the second quarter of 2011, as well as delays of anticipated awards associated with the U.S. budget process that experienced delays associated with award and contract finalization.  We anticipate that this segment should continue to demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen the requirements for greater levels of identity management and better protect the federal information technology infrastructure within federal agencies.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach.

▪
Our Consulting Services and Products segment recorded revenue of approximately $3.7 million for the three month period ended March 31, 2011 versus $2.9 million for the three month period ended March 31, 2010.  This 28% increase was materially due to an increase in our software reselling activities in the first quarter of 2011.  We anticipate long-term that this segment should continue to grow at a moderate rate but given the nature and variability of the products and services we offer within this segment the growth may be erratic quarter to quarter.

Cost of sales.  Cost of sales for the three month period ended March 31, 2011, was approximately $8.7 million (or 83% of revenues), as compared to cost of sales of approximately $8.6 million (or 77% of revenues) for the three month period ended March 31, 2010.  This increase in cost of sales was primarily attributable to a higher percentage mix in consulting services which tends to provide lower margins and a lower percentage mix of cybersecurity services which tends to provide higher margins.  Our cybersecurity services had delays in the delivery of certain deliverables which shifted work into our second quarter of 2011, as well as delays of anticipated awards as a result of delays associated with the U.S. Budget process.  We anticipate improvements in our costs of sales as our Cybersecurity Solutions segment adds economies of scale, and expands in relation to our Consulting Services and Products segment.  At times, the fluctuation in our Consulting Services and Products segment revenue mix may cause variability in our cost of sales.

Gross profit.  Gross profit for the three month period ended March 31, 2011 was approximately $1.8 million (or 17% of revenues), as compared to gross profit of approximately $2.5 million (or 23% of revenues) for the three month period ended March 31, 2010.  The percentage of gross profit was lower in the first quarter of 2011 as compared to the first quarter of 2010 as a result of lower margins associated with a higher mix in revenues from of our Consulting Services and Products segment which tends to have lower margins and a lower mix of cybersecurity services which tends to have higher margins.  We anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the three month period ended March 31, 2011, was approximately $430,000, (or 4% of revenues) as compared to approximately $343,000 (or 3% of revenues) for the three month period ended March 31, 2010.  The absolute dollar amount of sales and marketing expanded as we increased our sales and marketing capabilities through the addition of several new hires, tools, and services infrastructure improvements.  We believe that with our niche capabilities and the present latent demand for our services, our selective investment in sales and marketing will support our ability to continue to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended March 31, 2011, were approximately $1.9 million (or 18% of revenues), as compared to approximately $1.8 million (or 16% of revenues) recorded by the Company for the three month period ended March 31, 2010.  This slight increase in general and administrative expenses over those for the three months ended March 31, 2010 was primarily attributable to the increased costs we incurred for labor in anticipation of new contract awards that were delayed as a result of U.S. federal budget delays.  We anticipate that our general and administrative costs in absolute dollars may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial reporting compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the three month period ended March 31, 2011, was approximately $48,000, as compared to approximately $50,000 of such expenses recorded by the Company for the three month period ended March 31, 2010.  The decrease in depreciation expense was primarily attributable to the decreased pool of depreciable assets resulting from the full depreciation of certain assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, as our revenue base increases within our Wireless Mobility Management and Cybersecurity Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the three month period ended March 31, 2011, was approximately $4,000, as compared to approximately $7,000, for the three month period ended March 31, 2010.  This decrease in interest income for the three month period ended March 31, 2011, was primarily attributable to lesser amounts of invested cash and cash equivalents combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions in connection with the present monetary policy of the U.S. federal government.

Interest expense.  Interest expense for the three month period ended March 31, 2011, was approximately $21,000, as compared to approximately $27,000 for the three month period ended March 31, 2010.  This decrease in interest expense for the three month period ended March 31, 2011, was primarily attributable to lesser expenses associated with the debt held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income tax benefit for the three month period ended March 31, 2011 was approximately $203,000, as compared to an income tax expense of approximately $39,000 for the three month period ended March 31, 2010. In the fourth quarter of fiscal year 2010, the Company analyzed its ability to utilize net operating losses currently recorded as deferred tax assets and based on this analysis determined that it was more likely than not that the Company would be able to utilize a substantial portion of its federal net operating losses in future periods and recognized a benefit which continued through the three months ended March 31, 2011. The Company incurred a deferred income tax expense of approximately $39,000 for the three month period ended March 31, 2010, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.

Net (loss) income.  As a result of the above, the net loss for the three month period ended March 31, 2011, was approximately $317,000 as compared to the net income of approximately $239,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes (notes that sellers of businesses to us received in payment of the applicable purchase price), convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2010 and through the period ended March 31, 2011, operations were primarily financed with working capital, senior debt, and stock option and warrant exercises.  The Company has excess liquidity available from its 2010 Commercial Loan Agreement of approximately $5 million.  We must continue to maintain certain financial covenants in order to continue to have access to this line of credit.

Net cash provided by operating activities for the three months ended March 31, 2011, was approximately $609,000, as compared to net cash used in operating activities of $2.3 million for the three months ended March 31, 2010.  This increase in net cash provided by operating activities for the three months ended March 31, 2010 was primarily a result of a decrease in accounts receivable during the first quarter of 2011.  Net cash used in investing activities for the three months ended March 31, 2011, was approximately $172,000, as compared to $395,000 in cash used in investing activities for the three months ended March 31, 2010.  The decrease in net cash used in investing activities was primarily attributable to lesser amounts invested between the comparative periods with leasehold improvements occurring in the first quarter of 2011 and the asset acquisition of the government business assets of Vuance, Inc. by the Company in the first quarter of 2010.   Net cash used in financing activities amounted to approximately $46,000 in the three months ended March 31, 2011, as compared to net cash used in financing activities of approximately $203,000 in the three months ended March 31, 2010. This decrease in net cash used in financing activities primarily related to the exercise of options during the first quarter ended March 31, 2011 as compared to the first quarter of March 31, 2010

As of March 31, 2011, the Company had a net working capital of approximately $5.9 million.  The Company’s primary source of liquidity consists of approximately $6.2 million in cash and cash equivalents and approximately $6.6 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $7.0 million in accounts payable and accrued expenses.   The reduction in current liabilities for the three months ended March 31, 2011 was predominately associated with the reduction of accounts payable and accrued liabilities as a result of the acceleration of vendor invoices during the first quarter of 2011.

The Company has embarked upon several new initiatives to expand revenue growth, which initiatives have included both acquisitions and organic growth.  The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.
Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position and availability of funds under the 2010 Commercial Loan Agreement is sufficient to meet capital expenditure and working capital requirements for the near term.  However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as that which occurred with the acquisition of iSYS, might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives. Additional debt would increase our interest costs and leverage and would likely decrease our flexibility in operating our business.  Additional equity capital would likely dilute existing shareholders.

The Company’s business environment is characterized by rapid technological change and periods of high growth and contraction and is influenced by material events such as mergers and acquisitions, with each of the foregoing able to substantially change the Company’s outlook.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to the existence of the following material weaknesses:

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

Management formulated a remediation plan in the first quarter of 2011 that will be implemented in our fiscal year 2011, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” were commenced during the first quarter of 2011, will continue to be implemented during our fiscal year 2011, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	May 16, 2011	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	May 16, 2011	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer