Form 10-Q
period 2011-06-30
WIDEPOINT CORP
filed 2011-08-15
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2011
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2011, 62,930,873 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION
INDEX
		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2011
	(unaudited) and December 31, 2010 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months
	and six months ended June 30, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the
	six months ended June 30, 2011 and 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES		26

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND
SUBSIDIARIES CONDENSED
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,394,273	$5,816,303
Accounts receivable	4,733,151	7,794,913
Unbilled accounts receivable	1,319,227	3,059,665
Prepaid expenses and other assets	464,577	473,320
Current deferred income tax asset	492,385	412,801
Total current assets	12,403,613	17,557,002
Property and equipment, net	1,303,325	1,241,510
Goodwill	11,329,917	11,329,917
Other Intangibles, net	1,086,084	1,104,551
Noncurrent deferred income tax asset	3,116,705	3,116,705
Other assets	55,598	46,455
Total assets	$29,295,242	$34,396,140

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$59,344	$94,809
Accounts payable	4,303,476	7,725,727
Accrued expenses	1,491,634	2,643,613
Income taxes payable	-	143,450
Deferred revenue	107,008	294,541
Current portion of long-term debt	350,603	572,943
Current portion of deferred rent	30,406	20,835
Current portion of capital lease obligation	38,590	44,724
Total current liabilities	6,381,061	11,540,642
Long-term debt, net of current portion	506,532	564,490
Fair value of earnout liability	153,000	153,000
Deferred rent, net of current portion	84,205	98,702
Capital lease obligation, net of current portion	5,838	22,908
Total liabilities	$7,130,636	$12,379,742
Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 62,930,873 and 62,690,873 shares issued and outstanding, respectively	62,931	62,691
Additional paid-in capital	69,005,250	68,754,353
Accumulated deficit	(46,903,575)	(46,800,646)
Total stockholders’ equity	22,164,606	22,016,398

Total liabilities and stockholders’ equity	$29,295,242	$34,396,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenues, net	$9,965,878	$12,452,120	$20,495,003	$23,615,176
Cost of sales (including amortization and depreciation of $171,161, $243,277, $354,801, and $469,562,respectively)	7,261,227	9,521,361	15,950,697	18,160,582

Gross profit	2,704,651	2,930,759	4,544,306	5,454,594

Sales and marketing	385,100	487,996	815,283	831,003
General and administrative (including shared-based compensation expense of $11,747, $27,565, $39,937, and $56,745 respectively)	1,877,145	1,882,721	3,743,951	3,714,532
Depreciation expense	58,777	48,743	106,371	98,477

Income/(loss) from operations	383,629	511,299	(121,299)	810,582

Interest income	2,481	2,231	6,673	8,845
Interest expense	(19,304)	(22,793)	(39,859)	(50,170)
Other expense	-	-	1,143	-

Net income/(loss) before income tax expense	$366,806	$490,737	$(153,342)	$769,257

Income tax expense/(benefit)	152,375	78,055	(50,413)	117,257

Net income/(loss)	$214,431	$412,682	$(102,929)	$651,980

Basic earnings/(loss) per share	$0.00	$0.01	$(0.00)	$0.01
Basic weighted average shares outstanding	62,916,422	61,375,333	62,857,309	61,375,333
Diluted earnings/(loss) per share	$0.00	$0.01	$(0.00)	$0.01
Diluted weighted average shares outstanding	64,142,707	63,299,155	62,857,309	63,163,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net (loss)/income	$(102,929)	$651,980
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)/expense	(79,584)	78,445
Depreciation expense	167,735	144,644
Amortization of intangibles	293,438	423,395
Amortization of deferred financing costs	857	4,995
Share-based compensation expense	39,937	56,745
Loss on disposal of equipment	357	-

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	4,802,200	(1,704,854)
Prepaid expenses and other current assets	8,743	37,440
Other assets excluding deferred financing costs	(10,000)	7,917
Accounts payable and accrued expenses	(4,542,468)	(2,032,258)
Income taxes payable	(143,450)	-
Deferred revenue	(187,533)	(505,017)
Net cash provided by/ (used in) operating activities	$247,303	$(2,836,568)

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	-	(383,701)
Purchase of property and equipment	(230,657)	(19,092)
Software development costs	(274,971)	(35,593)
Proceeds from sales of office equipment	750	-
Net cash used in investing activities	$(504,878)	$(438,386)

Cash flows from financing activities:
Principal payments on notes payable	(352,451)	(340,366)
Principal payments under capital lease Obligation	(23,204)	(58,386)
Proceeds from exercise of stock options	211,200	-
Net cash used in financing activities	$(164,455)	$(398,752)

Net decrease in cash	$(422,030)	$(3,673,706)

Cash and cash equivalents, beginning of period	$5,816,303	$6,238,788

Cash and cash equivalents, end of period	$5,394,273	$2,565,082

Supplementary Information:
Cash paid for income tax	$201,763	$38,832
Cash paid for interest	$40,812	$46,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

We provide our advanced technology-based products and solutions through three business segments. Our three business segments include: Wireless Mobility Management, Cyber Security Solutions, and Consulting Services and Products. These segments offer unique solutions and proprietary IP in mobile and wireless full life cycle management solutions; cyber security solutions with an expertise in identity assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics. Our three business segments are operated through six wholly-owned operational entities, including a development stage company. These entities’ respective principal operations are described as follows:

•
iSYS, LLC (“iSYS”): iSYS specializes in providing the U.S. government and its agencies mobile telecommunications expense management (MTEM) services and forensic informatics, and information assurance services. Operates in our Wireless Mobility Management and Consulting Services and Products segments.

•
Operational Research Consultants, Inc. (“ORC”): ORC specializes in providing the U.S. government and its agencies, as well as commercial businesses, with compliant information and identity assurance management solutions consisting of identity proofing and credentialing through its internally-developed proprietary Public Key Infrastructure (PKI) technologies. Operates in our Cyber Security Solutions and Consulting Services and Products segments.

•
Advanced Research Concepts Corporation (“ARCC”): ARCC was formed in January 2010 and acquired certain assets of Vuance, Inc. ARCC provides state governments and commercial businesses with secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies. ARCC operates within our Cyber Security Solutions segment.

•
WidePoint IL, Inc. and WP NBIL, Inc.: WP NBIL operates in conjunction with WidePoint IL and provides IT architecture and planning, software implementation and IT outsourcing services to the U.S. government or as a subcontractor through large commercial businesses. WidePoint IL operates within our Consulting Services and Products segment.

•
Protexx Technology Corporation d/b/a Protexx: Protexx was formed in July 2008 and acquired certain assets of Protexx Inc. Protexx specializes in identity assurance and mobile and wireless data protection services. Protexx is a development stage company. Protexx operates as a branded offering within our Cyber Security Solutions segment.

Acquisition Activity

On January 29, 2010, we completed the asset purchase and assumption of certain liabilities from Vuance, Inc, including acquisition of their Government Services Division. These assets are now housed in our wholly-owned subsidiary Advanced Response Concepts Corporation. ARCC develops and markets leading-edge secure critical response management solutions designed to improve coordination between emergency services organizations and critical infrastructure agencies.

2.	Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not indicative of the operating results for the full year.

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

Significant Customers

For the three months and six months ended June 30, 2011 and 2010, respectively, customer concentrations as a percentage of our consolidated revenues are set forth in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Customer Name	2011 (%) Revenue	2010 (%) Revenue	2011 (%) Revenue	2010 (%) Revenue
Transportation Security Administration (“TSA”)	27%	20%	25%	22%
Department of Homeland Security (“DHS”)	28%	18%	28%	19%
Washington Headquarters Services (“WHS”)	3%	16%	3%	17%

Concentrations of Credit Risk

Financial instruments, which consist of cash and cash equivalents and accounts receivable, potentially subject the Company to credit risk. As of June 30, 2011 and December 31, 2010, respectively, two customers represented a large percentage of our accounts receivable and unbilled accounts receivable as set forth in the table below:

	As of June 30, 2011	As of December 31, 2010
Customer Name	(%) Receivables	(%) Receivables
DHS	31%	24%
TSA	20%	30%

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At June 30, 2011 and December 31, 2010, unbilled accounts receivable totaled approximately $1,319,000 and $3,060,000, respectively.

Revenue Recognition

A material portion of the Company’s revenue arrangements are derived from cost-plus-fixed-fee, cost-plus-award-fee, firm fixed-price or time-and-materials contracts with federal and state governments and their agencies. Customer orders are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition. Tangible goods and services provided under customer contracts are generally not interdependent. The Company’s revenue streams and related revenue recognition are as follows:

•
Wireless Mobility Management includes mobile telecommunications expense management services and device management that are billed under a time and materials contract. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to manage telecommunications carrier air and data services. The Company also charges a monthly user access and device management fee. The Company acquires telecommunication devices for the customer and recognizes revenue upon receipt by the customer of inventory and bills for services at cost plus applicable contractual fees earned. The Company also offers billing management services, which may subject the Company to credit risk as we are responsible for the payment of multiple billable arrangements by and between our customer and various carriers. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. Certain federal and state governments and their agencies may pay for services and/or devices in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered.

•
Cyber Security Solutions consist of Public Key Infrastructure (PKI) identity credentialing software certificates, identity credentialing software certificate consoles, device authentication imbedded software solutions, and other software. PKI credentialing is usually controlled by the Company and revenue is recognized upon issuance and there are no undelivered elements. Pricing for certificates issued by the Company is based on third party evidence of value. Revenue is recognized from the sales of credentials upon issuance. For PKI credentialing that is controlled by the customer, revenue is recognized upon delivery of the credentials and/or consoles when there are no other additional deliverables. These certificates are delivered electronically to the end user. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Cost of sales include general infrastructure support costs to maintain the continue issuance of credentials. For other software, which is part of an integrated solution, revenue is recognized using percentage of completion as the individual component parts have no value until the solution has been delivered.

•
Consulting Services and Products include the purchase and sale of third party hardware/software and maintenance services billed under cost-reimbursable contracts. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. Revenue is recognized for the re-sale of hardware equipment and software support and maintenance upon delivery to the customer, including applicable contractual fees earned. The Company bears credit risk associated with purchases made on behalf of customers. The Company recognizes revenues and related costs on a gross basis as we have discretion in choosing providers and equipment for our customers. Further our information technology and assurance consulting services are billed under a time and materials contract. Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable and collectability is reasonably assured. The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition has been met. Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services. Hardware elements are separately procured and priced through third party vendors who deal in such equipment. Our pricing is based on Third Party Evidence of Value (“TPE”) with either handling charges or additional fees included in our General Services Administration (“GSA”) schedule which is similar to those offered by other hardware vendors for similar products and/or services as well as charges for handling and additional fees. The hardware elements under this arrangement procured for the solution was purchased through third party vendors. The hardware elements are recognized at the time of delivery and/or integration into the solutions.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following as of June 30, 2011 and December 31, 2010, respectively:

	Estimated Useful Life	June 30, 2011	December 31, 2010
Land and building	20 years	$677,054	$677,054
Computer hardware and software	3 years	1,434,359	1,355,651
Furniture and fixtures	3-5 years	276,331	126,595
Gross property and equipment		$2,387,744	$2,159,300
Less– Accumulated depreciation and amortization		(1,084,419)	(917,790)
		$1,303,325	$1,241,510

Depreciation expense is computed using the straight-line method over the estimated useful lives depending upon the classification of the property and/or equipment.

The Company capitalizes costs related to software development (including certain upgrades and enhancements that result in additional functionality) and implementation in connection with its internal use software systems. All preliminary project stage and post implementation costs (including training and maintenance) are expensed as incurred.

Software Development Costs

The Company capitalizes costs related to software and implementation in connection with its internal use software systems. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint capitalized approximately $235,000 for the three month period ended June 30, 2011, as compared to approximately $21,000 for the three month period ended June 30, 2010. WidePoint capitalized approximately $275,000 for the six month period ended June 30, 2011, as compared to approximately $36,000 for the six month period ended June 30, 2010. WidePoint recorded approximately $34,000 of amortization expense for the three month period ended June 30, 2011, as compared to approximately $80,000 for the three month period ended June 30, 2010. WidePoint recorded approximately $80,000 of amortization expense for the six month period ended June 30, 2011, as compared to approximately $150,000 for the six month period ended June 30, 2010. Capitalized software development costs, net, included in intangibles, net, on the Company’s condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, were approximately $0.4 million and $0.2 million, respectively.

Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. The Company’s ORC and iSYS subsidiaries have significant goodwill recorded which relates to the Wireless Mobility Management and Cyber Security Solutions segments. We have not identified any impairment of goodwill as of June 30, 2011.

Basic and Diluted Earnings Per Share (“EPS”)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common stock. The number of incremental shares from assumed conversions of stock options, stock warrants and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method. See Note 8 for computation of EPS.

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

Revolving Credit Facility

On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility, which agreement was amended (as so amended, the “2009 Commercial Loan Agreement”).

On August 26, 2010, the Company entered into a Debt Modification Agreement with Cardinal Bank to extend the repayment date of the Company’s revolving credit facility with Cardinal Bank from September 1, 2010 to September 30, 2011.

On August 26, 2010, the Company also entered into a new Commercial Loan Agreement with Cardinal Bank (the “2010 Commercial Loan Agreement”), which agreement replaced the 2009 Commercial Loan Agreement. The 2010 Commercial Loan Agreement provides for a $5,000,000 revolving credit facility from Cardinal Bank to the Company. Advances under the new revolving credit facility will bear interest at a variable rate equal to the Wall Street Journal prime rate plus 0.5%. The Company is required to maintain certain financial covenants quarterly on materially the same terms and conditions as the 2009 Commercial Loan Agreement. As of June 30, 2011, there was no borrowing on the revolving credit facility and the Company was in full compliance with these financial covenants.

Short and Long Term Debt

On January 2, 2008, the Company entered into a $2 million four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price. As amended, the term note bears interest at an annual rate of 7.5% with monthly principal and interest payments of approximately $48,000, and matures on January 1, 2012. The term note is secured under a corporate security agreement. At June 30, 2011, the Company owed approximately $335,000 in short-term debt and no long-term debt associated with the four-year term note, which represents the final amounts due under the agreement.

On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s telecommunications operations and call center facility in Columbus, Ohio for approximately $677,000. In connection with such real estate purchase agreement, the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at an annual rate of 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization period with the final installment payment due on the maturity date. At June 30, 2011, the Company owed approximately $522,000 under this mortgage loan with approximately $16,000 in short-term debt and the remainder in long-term debt. The mortgage loan is secured by the real estate purchased pursuant to the real estate purchase agreement.

4.	Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We did not identify any impairment as of December 31, 2010. There were no fundamental changes in business related goodwill for the three and six month periods ended June 30, 2011 which would indicate reconsideration is necessary.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization as of June 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period (in years)
Purchased Intangible Assets

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(796,835)	2

Protexx (Identity Security Software)	$506,463	$(492,395)	0

Advanced Response Concepts Corporation (includes preliminary values for customer relationships and first responder security software)	$355,000	$(100,583)	3
	$2,091,463	$(1,389,813)	2
Internally Developed Intangible Assets

ORC PKI-V Intangible (Related to internally generated software)	$147,298	(65,466)	2

ORC PKI-VI Intangible (Related to internally generated software)	$77,994	(10,832)	3

ORC PKI-VII Intangible (Related to internally generated software)	$235,440	—	3
	460,732	$(76,298)	3

Total	$2,552,195	$(1,466,111)	3

Intangible asset amortization expense recorded for the six months ended June 30, 2011 and 2010 was $293,438 and $423,395, respectively. Intangible asset amortization expense recorded for the three months ended June 30, 2011 and 2010 was $141,057 and $220,354, respectively. The total weighted average life of all of the intangibles is approximately 4 years.

Estimated future amortization of intangible assets for each of the five fiscal years ending December 31 is as follows:

2011	$189,737
2012	412,244
2013	335,327
2014	142,859
2015	5,917

Total	$1,086,084

There were no amounts of research and development assets acquired or any written-off during the three and six month period ended June 30, 2011 and 2010.

5.	Income Taxes

The Company has adopted the provisions of ASC 740-10-15. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any unrecognized tax benefits at December 31, 2010, and June 30, 2011, respectively, including interest and penalties. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files U.S. federal income tax returns and various state income tax returns. The Company may be subject to examination by the IRS for tax years 1995 forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2000 forward. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception to an ongoing examination by the State of Illinois.

The current income tax benefit for the six months ended June 30, 2011 is expected to be absorbed into the full year operations with no significant change in the annual effective rate. No tax benefit has been associated with the exercise of stock options for the six months ended June 30, 2011 and 2010, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. As of June 30, 2011, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2011, there were 62,930,873 shares of common stock outstanding. During the quarter ended June 30, 2011 there were 120,000 shares of common stock issued as a result of stock option exercises, and for the six month period ended June 30, 2011, there were 240,000 shares of common stock issued as a result of stock option exercises. There were no issuances of common stock during the three or six months ended June 30, 2010. See Note 7 for additional information regarding stock option plans.

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

A summary of the stock option and restricted stock award activity under our plans during the six months ended June 30, 2011 and 2010, respectively, is presented below:

NON-VESTED

	# of Shares	Weighted average grant date fair value per share
Non-vested at January 1, 2011	976,253	$0.44

Granted	-	-
Vested	(138,753)	$0.09
Forfeited	(75,000)	$0.38
Non-vested at March 31, 2011	762,500	$0.50

Granted	-	-
Vested	(12,500)	$0.48
Forfeited	(160,000)	$0.38
Non-vested at June 30, 2011	590,000	$0.54

Non-vested at January 1, 2010	1,125,004	$0.39

Granted	75,000	0.41
Vested	(120,001)	$0.05
Forfeited	-	-
Non-vested at March 31, 2010	1,170,003	$0.43

Granted	-	-
Vested	(31,250)	$0.44
Forfeited	-	-
Non-vested at June 30, 2010	1,138,753	$0.43

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average exercise price per share
Total outstanding at January 1, 2011	3,587,000	$0.62

Issued	-	-
Cancelled	(75,000)	$0.83
Exercised	(120,000)	$1.22
Total outstanding at March 31, 2011	3,392,000	$0.59
Total exercisable at March 31, 2011	2,629,500	$0.50

Issued	-	-
Cancelled	(160,000)	$0.83
Exercised	(120,000)	$0.54
Total outstanding at June 30, 2011	3,112,000	$0.58
Total exercisable June 30, 2011	2,522,000	$0.49

Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	0.65
Cancelled	(1,000)	$1.35
Exercised	-	-
Total outstanding at March 31, 2010	4,591,411	$0.54
Total exercisable at March 31, 2010	3,421,408	$0.44

Issued	-	-
Cancelled	(7,611)	$0.45
Exercised	-	-
Total outstanding at June 30, 2010	4,583,800	$0.54
Total exercisable at June 30, 2010	3,445,047	$0.44

The aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2011 were 3.33 and 2.81, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on June 30, 2010, were 4.18 and 3.44, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of June 30, 2011, were $925,810 and $923,310, respectively. The total intrinsic value of options exercised for the second quarter of fiscal 2011 was approximately $72,000. The Company issues new shares of common stock upon the exercise of stock options.

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

The amount of compensation expense recognized under ASC 718-10 during the three and six month periods ended June 30, 2011 and 2010, respectively, under our plans was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
General and Administrative Expense	$(10,039)	$27,565	$(3,635)	$56,745
Stock options based compensation before taxes	(10,039)	27,565	(3,635)	56,745
Total net Stock options based compensation expense	$(10,039)	$27,565	$(3,635)	$56,745
Net Stock options -based compensation expenses per basic and diluted common share	nil	nil	nil	nil

The benefit realized in Stock options based compensation in the quarter and six month period ended June 30, 2011, respectively, was the result of forfeitures of granted unvested stock options which were cancelled during the period.  The resulting benefit occurred as the value attributed to the forfeited shares which were greater than the sum of the stock options based compensation recognized during the respective periods.  Share base compensation represents both stock options based expense and stock grant expense.  During the quarter and six months ended June 30, 2011 we recognized stock grant expense of $21,786 and $43,572, respectively.  We recognized no stock grant expense for the quarter and six months ended June 30, 2010.

No tax benefit has been associated with the exercise of stock options for the three months ended June 30, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At June 30, 2011, the Company had approximately $108,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.33 years.

8.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Basic EPS computation:
Net income	$184,808	$412,682	$(132,552)	$651,980

Weighted average number of common shares	62,916,422	61,375,333	62,857,309	61,375,333

Basic EPS	$0.00	$0.01	$(0.00)	$0.01

Diluted EPS
Net income	$184,808	$412,682	$(132,552)	$651,980

Weighted average number of common shares	62,916,422	61,375,333	62,857,309	61,375,333

Incremental shares from assumed conversions of stock Options	1,226,285	1,923,822	-	1,788,491

Adjusted weighted average number of common shares	64,142,707	63,299,155	62,857,309	63,163,824

Diluted EPS	$0.00	$0.01	$(0.00)	$0.01

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

The Company operates as three segments, which include Wireless Mobility Management, Cyber Security Solutions, and IT Consulting Services and Products.

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

Three Months Ended June 30, 2011

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,158,197	$2,294,973	$1,512,708	-	$9,965,878
Operating income including amortization and depreciation expense	570,994	495,652	(71,159)	(611,858)	383,629
Interest income (expense), net				(16,823)	(16,823)
Pretax income					366,806
Income tax benefit				(152,375)	(152,375)
Net income					$214,431

Three Months Ended June 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,885,987	$2,486,820	$3,079,313	-	$12,452,120
Operating income including amortization and depreciation expense	567,288	596,061	54,803	(706,853)	511,299
Interest income (expense), net				(20,562)	(20,562)
Pretax income					490,737
Income tax benefit				(78,055)	(78,055)
Net income					$412,682

Six Months Ended June 30, 2011

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$11,765,783	$3,551,222	$5,177,998	-	$20,495,003
Operating income including amortization and depreciation expense	925,404	572,937	(394,373)	(1,225,287)	(121,299)
Interest income (expense), net				(33,186)	(33,186)
Other income (expense), net				1,143	1,143
Pretax income				-	(153,342)
Income tax benefit				50,413	50,413
Net loss					$(102,929)

Six Months Ended June 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$13,805,799	$3,912,327	$5,897,050	-	$23,615,176
Operating income including amortization and depreciation expense	1,246,532	881,427	162,217	(1,479,594)	810,582
Interest income (expense), net				(41,325)	(41,325)
Pretax income					769,257
Income tax expense				(117,277)	(117,277)
Net income					$651,980

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Forward-Looking” Information

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

Business Overview

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

Our expertise lies in the following three business segments: Wireless Mobility Management; Cyber Security Solutions; and Consulting Services and Products.  These business segments offer unique solutions in wireless mobility, cyber security and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics.  For additional information related to our three business segments, see Note 9 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

WidePoint has six operational entities, including one development stage entity, which specialize in providing the following products and services:

•
ORC specializes in cyber security solutions with a focus on IT integration and secure authentication processes and software, and providing services to the federal government.  ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. We believe PKI technology has emerged as the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government.

•
iSYS specializes in wireless mobility solutions, characterized by comprehensive wireless environment managed services contracts to a number of large US federal agencies.  It also specializes in forensic informatics, and Identity Assurance development services, predominantly to various agencies and departments of the federal government.

•	WidePoint IL (in conjunction with WP NBIL) specializes in IT consulting services predominantly in the Midwestern regional area and cross-sells various services of our other operating subsidiaries.

•
ARCC specializes in providing identity assurance and priority resource management solutions, crime scene management and information protection, and other activities related thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

•	Protexx, which is a development stage company, specializes in identity assurance, and encrypted mobile and wireless data-in motion protection products and services.

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

The federal government’s fiscal year ends September 30th. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (i.e., the first quarter of the government’s fiscal year). Also, Congressional Budget “Continuing Resolutions”, which provide for funding of Federal Agencies at prior year spending levels may impact new awards and cause us to realize lower revenues until such time as the Federal Budget process for the fiscal period has been completed. The federal government’s 2010 – 2011 budget was enacted in April 2011.  During the first quarter of 2011, the federal government operated under multiple continuing resolutions for budget purposes.  While our federal government clients did not have to suspend payments to the Company for the three months ending March 31, 2011, we did witness a substantial slowdown in contract awards and potential new orders as a result of delays associated with funding tied to the various continuing resolutions.  Furthermore, the United States Federal Government on August 2, 2011 was required to increase its “debt ceiling” to continue to pay its obligations.  As an indirect result of this debt ceiling increase, the United States Congress enacted future budget reducing legislation that may impact spending levels within government agencies that may affect the Company’s short term revenue building opportunities.

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

Results of Operations

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

Revenues, net.  Revenues for the three month period ended June 30, 2011, were approximately $10.0 million as compared to approximately $12.5 million for the three month period ended June 30, 2010.  The decrease in revenues was primarily attributable to decreases in revenues in each of our operating segments as described below:

▪
Our Wireless Mobility Management segment recorded revenue of approximately $6.2 million for the quarter ended June 30, 2011 versus approximately $6.9 million for the quarter ended June 30, 2010.  This 10.6% reduction in revenue was predominantly the result of a reduction in billable calling minutes and billable services provided to Washington Headquarter Services (“WHS”) that was not fully offset by increases in work attributable to new contract awards that we started in the first quarter of 2011.  Short-term, we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary sales channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.  The recent budget delays and Federal Government debt ceiling debates have resulted in some contract awards or projects being delayed.  We anticipate further growth in the third quarter of 2011 as we continue to add new clients to our current roster of customers.  As we continue to market our services we also anticipate we will continue to add units under management from new agency awards along with the possibility of additional awards from states, local municipalities, and other commercial opportunities.

▪
Our Cyber Security Solutions segment recorded revenue of approximately $2.3 million for the three month period ended June 30, 2011 versus approximately $2.5 million for the three month period ended June 30, 2010.  This 7.7% decrease in revenue was primarily a result of revenues that were delayed as a result of the delivery of work moving from the second quarter of 2011 into the third quarter of 2011, and more importantly, with the delay of anticipated awards in the contract finalization process associated with the delays attributable to the U.S. Budget and Federal debt ceiling debate referred to earlier.  We anticipate that this segment should demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen the requirements for greater levels of identity assurance and to better protect the federal information technology infrastructure within federal agencies.  We have entered into a number of strategic alliances with partners that facilitates access to various federal agencies and their related technology infrastructures in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach in the future.

▪
Our IT Consulting Services and Products segment recorded revenue of approximately $1.5 million for the three month period ended June 30, 2011 versus $3.1 million for the three month period ended June 30, 2010.  This 50.9% decrease was materially due to a decrease in our Federal Government related consulting and reselling activities in the second quarter of 2011.  We anticipate long-term that this segment should grow at a moderate rate but given the nature and variability of the products and services we offer within this segment, performance and the continuity of growth may prove erratic from period to period.

Cost of sales.  Cost of sales for the three month period ended June 30, 2011, was approximately $7.3 million (or 73% of revenues), as compared to cost of sales of approximately $9.5 million (or 76% of revenues) for the three month period ended June 30, 2010.  This decrease in cost of sales was primarily attributable to a higher percentage revenue mix in cyber security-based services which tends to provide higher margins as well as a lower percentage mix of consulting services revenues which tend to provide lower margins.   We anticipate improvements in our costs of sales as our Cyber Security Solutions segment adds economies of scale and expands in relation to our Consulting Services and Products segment.  At times, the fluctuation in our Consulting Services and Products segment revenue mix may cause variability in our cost of sales.

Gross profit.  Gross profit for the three month period ended June 30, 2011 was approximately $2.7 million (or 27% of revenues), as compared to gross profit of approximately $2.9 million (or 24% of revenues) for the three month period ended June 30, 2010.  The percentage of gross profit was higher in the second quarter as result of higher margins associated with a higher mix in revenues from of our Cyber Security Solutions segment which tends to have higher margins and a lower mix of consulting services revenues which tend to have lower margins.  We anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our segments revenue mix.

Sales and marketing.  Sales and marketing expense for the three month period ended June 30, 2011, was approximately $385,000 (or 4% of revenues), as compared to approximately $488,000 (or 4% of revenues) for the three month period ended June 30, 2010.  The absolute dollar amount of sales and marketing decreased as we optimized and aligned our bid and proposal and marketing efforts.  We believe that with our niche capabilities and our selective investment in sales and marketing will support our ability to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended June 30, 2011, were approximately $1.9 million (or 19% of revenues), as compared to approximately $1.9 million (or 15% of revenues) for the three month period ended June 30, 2010.  The slight increase in general and administrative expenses over those for the three months ended June 30, 2010, was primarily attributable to increases in non-recurring administrative legal expenses. We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the three month period ended June 30, 2011, was approximately $59,000, as compared to approximately $49,000 or the three month period ended June 30, 2010.  The increase in depreciation expense was primarily attributable to an increased pool of depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the three month period ended June 30, 2011, was approximately $3,000, as compared to approximately $2,000, for the three month period ended June 30, 2010.  This decrease in interest income for the three month period ended June 30, 2011, was primarily attributable to lesser amountsof invested cash and cash equivalents combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest expense.  Interest expense for the three month period ended June 30, 2011, was approximately $19,000, as compared to approximately $23,000 for the three month period ended June 30, 2010.  This decrease in interest expense for the three month period ended June 30, 2011, was primarily attributable to lesser expenses associated with the debt held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income tax expense for the three month period ended June 30, 2011 was approximately $152,000, as compared to an income tax expense of approximately $78,000 for the three month period ended June 30, 2010.   The income tax expense incurred in the second quarter of 2011 was partially the result of the reduction in the income tax benefit realized in the first quarter of 2011.  In the fourth quarter of fiscal year 2010, the Company analyzed its ability to utilize net operating losses recorded as deferred tax assets and based on this analysis determined that it was more likely than not that the Company would be able to utilize a substantial portion of its federal net operating losses in future periods and recognized a benefit which continued through the three months ended June 30, 2011. The Company incurred a deferred income tax expense of approximately $39,000 for the three month period ended June 30, 2010, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.

Net income.  As a result of the factors above, the net income for the three month period ended June 30, 2011 was approximately $214,000 as compared to the net income of approximately $413,000 for the three month period ended June 30, 2010.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

Revenues, net.  Revenues for the six month period ended June 30, 2011 were approximately $20.5 million as compared to approximately $23.6 million for the three month period ended June 30, 2010.  The decrease in revenues was primarily attributable to decreases as described below in revenue in each of our operating segments:

▪
Our Wireless Mobility Management segment experienced decreased revenue of approximately 14.8% to approximately $11.8 million for the six months ended June 30, 2011 from approximately $13.8 million for the six months ended June 30, 2010.  The decreased revenue performance was predominately the result of a reduction in billable calling minutes and billable services provided to WHS that was not fully offset by increases in work attributable to new contract awards that we started in the first half of 2011. Short-term we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary supply channels to potentially expand our reach beyond the federal sector and help to support the long-term growth of this segment.

▪
Our Cyber Security Solutions segment experienced decreased revenue of approximately 9.2% to approximately $3.6 million for the six month period ended June 30, 2011 from approximately $3.9 million for the six month period ended June 30, 2010.  This decrease was primarily a result of delays in contract awards associated with Federal Government budget delays and continuing resolutions, which we witnessed during the first half of 2011.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the long-term growth of this segment.

▪
Our IT Consulting Services and Products segment experienced decreased revenue of approximately 12.2% to approximately $5.2 million during the six month period ended June 30, 2011 from approximately $5.9 million for the six month period ended June 30, 2010.  This decreased revenue performance primarily resulted from delays in contract awards associated with Federal Government budget delays and continuing resolutions, which we witnessed during the first half of 2011. We anticipate that this segment should realize modest growth but given the nature and variability of the products and services we offer within this segment, the growth may be volatile from period to period.

Cost of sales.  Cost of sales for the six month period ended June 30, 2011 was approximately $16.0 million (or 78% of revenues), as compared to cost of sales of approximately $18.2 million (or 77% of revenues), for the six month period ended June 30, 2010.  This decrease in cost of sales was primarily attributable to a decrease in revenues.  The slight increase in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in the second quarter of 2011 that did not fully offset the margin weakness we experienced in the first quarter of 2011 as a result of a greater than normal consulting services segment mix that occurred during the first quarter of 2011.   Our Wireless Mobility Management and Cyber Security Solutions segments realized greater margins from the benefit of economies of scale with our direct cost centers realizing greater efficiencies.  Our IT Consulting Services and Products segment realized greater margins as a result of a larger mix of higher margin consulting services versus a lesser amount of lower margin software reselling that was realized during the quarter.  We anticipate improvements in our costs of sales on a percentage basis as our Wireless Mobility Management and Cyber Security Solutions segments add economies of scale, which may be partially offset at times by the fluctuation in our IT Consulting Services and Products segment revenue mix.

Gross profit.  Gross profit for the six month period ended June 30, 2011 was approximately $4.5 million (or 22% of revenues), as compared to gross profit of approximately $5.5 million (or 23% of revenues) for the six month period ended June 30, 2010.  The percentage of gross profit was lower in the first half of 2011 as compared to the first half of 2010 as a result of lower margins associated with a greater mix of revenues from our IT Consulting Services and Products segment in our first quarter of 2011.  We anticipate gross profit as a percentage of revenues should continue to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the six month period ended June 30, 2011 was approximately $815,000 (or 4% of revenues), as compared to approximately $831,000 (or 4% of revenues) for the six month period ended June 30, 2010.  The dollar amount of sales and marketing decreased slightly as we optimized and aligned our bid and proposal efforts and marketing efforts. We believe that with our niche capabilities and the investment within our sales and marketing will support our ability to expand our revenues.

General and administrative.  General and administrative expenses for the six month period ended June 30, 2011 were approximately $3.7 million (or 18% of revenues), as compared to approximately $3.7 million (or 16% of revenues) for the six month period ended June 30, 2010.  The slight increase in general and administrative expenses was primarily attributable to increases in non-recurring administrative legal expenses. We anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the six month period ended June 30, 2011 was approximately $106,000 (or less than 1% of revenues), as compared to approximately $98,000 of such expenses (or less than 1% of revenues) for the six month period ended June 30, 2010.  The increase in depreciation expense was primarily attributable to an increased pool of depreciable assets. We do not anticipate any material changes within depreciation expense in the short-term.  However, within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the six month period ended June 30, 2011 was approximately $6,700 (or less than 1% of revenues), as compared to approximately $9,000 (or less than 1% of revenues) for the six month period ended June 30, 2010.  This decrease in interest income was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest expense.  Interest expense for the six month period ended June 30, 2011 was approximately $40,000 (or less than 1% of revenues), as compared to approximately $50,000 (or less than 1% of revenues) for the six month period ended June 30, 2010.  This decrease in interest expense was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income tax benefit for the six month period ended June 30, 2011 was approximately $50,000, compared to an income tax expense of approximately $117,000 for the six month period ended June 30, 2010. The Company incurred a deferred income tax benefit of approximately $80,000 for the six month period ended June 30, 2011, as compared to a deferred income tax expense of approximately $78,000 for the six month period ended June 30, 2010, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net loss.  As a result of the factors above, the net loss for the six month period ended June 30, 2011 was approximately $103,000, as compared to the net income of approximately $652,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes (notes that we have executed with sellers of businesses that the Company purchased in order to defer the payment of all or a portion of the applicable purchase price), convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2010 and through the period ended June 30, 2011, operations were primarily financed with working capital principally with additional contributions from stock option and warrant exercises.  The Company has excess liquidity available from its 2010 Commercial Loan Agreement of approximately $5.0 million.  We must continue to maintain certain financial covenants in order to continue to have access to this line of credit.

Net cash provided by operating activities for the six months ended June 30, 2011, was approximately $0.2 million, as compared to net cash used in operating activities of $2.8 million for the six months ended June 30, 2010.  This increase in net cash provided by operating activities for the six months ended June 30, 2011 was primarily a result of a decrease in accounts receivable during the first half of 2011 as a result of the slow down in billings related to new contract awards which were delayed to as a result of budget and debt ceiling congressional debates.  Net cash used in investing activities for the six months ended June 30, 2011, was approximately $505,000, as compared to $438,000 in cash used in investing activities for the six months ended June 30, 2010.  The increase in net cash used in investing activities was primarily attributable to greater amounts invested between the comparative periods with leasehold improvements occurring in the first half of 2011 and the asset acquisition of the government business assets of Vuance, Inc. by the Company in the first quarter of 2010.   Net cash used in financing activities amounted to approximately $164,000 in the six months ended June 30, 2011, as compared to net cash used in financing activities of approximately $399,000 in the six months ended June 30, 2010. This decrease in net cash used in financing activities primarily related to lesser amounts of options exercises during the six month period ended June 30, 2011 as compared to the six months period ended June 30, 2010.

As of June 30, 2011, the Company had a net working capital of approximately $6.0 million.  The Company’s primary source of liquidity consists of approximately $5.4 million in cash and cash equivalents and approximately $6.1 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $5.8 million in accounts payable and accrued expenses.

The Company’s business environment is characterized by rapid technological change, periods of high growth and contraction and is influenced by material events such as mergers and acquisitions, with each of the foregoing able to substantially change the Company’s outlook.

The Company has embarked upon several new initiatives to expand revenue growth, which has included both acquisitions and organic growth.  The Company requires substantial working capital to fund the future growth of its business, particularly to finance accounts receivable, sales and marketing efforts, and capital expenditures.

Currently there are no material commitments for capital expenditures and software development costs. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services.

Management believes that its current cash position is sufficient to meet capital expenditure and working capital requirements for the near term.  However, the growth and technological change of the market make it difficult to predict future liquidity requirements with certainty.  Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. Additionally, a major expansion, such as that which occurred with the acquisition of iSYS or any other potential new subsidiaries, might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.   The Company presently has an unused credit facility for $5 million that will expire on September 30, 2011.  We are presently completing the renewal of this credit facility with Cardinal Bank and expect that it will be renewed prior to the expiration of the present credit facility.

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

Management formulated a remediation plan in the first quarter of 2011 that will be implemented in our fiscal year 2011, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees review data as compared to those who enter data into the financial system.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.INS**+ XBRL Instance Document

101.SCH**+ XBRL Taxonomy Extension Schema Document

101.CAL**+ XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**+ XBRL Taxonomy Definition Linkbase Document

101.LAB**+ XBRL Taxonomy Extension Label Linkbase Document

101.PRE**+ XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 15, 2011	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: August 15, 2011	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer