Form 10-Q
period 2011-09-30
WIDEPOINT CORP
filed 2011-11-14
CIK 1034760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	________________to________________

Commission file number                     001-33035

WIDEPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

18W100 22nd St., Oakbrook Terrace, IL	60181
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (703) 349-2577

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

As of November 11, 2011, 62,930,873 shares of common stock, $.001 par value per share, were outstanding.

WIDEPOINT CORPORATION
INDEX
		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	24

Part II. OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS

PART I.   FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,998,041	$5,816,303
Accounts receivable	4,472,654	7,794,913
Unbilled accounts receivable	1,920,010	3,059,665
Prepaid expenses and other assets	422,606	473,320
Current deferred income tax asset	468,200	412,801
Total current assets	13,281,511	17,557,002
Property and equipment, net	1,306,780	1,241,510
Goodwill	11,329,917	11,329,917
Other Intangibles, net	1,038,621	1,104,551
Noncurrent deferred income tax asset	3,116,705	3,116,705
Other assets	55,170	46,455
Total assets	$30,128,704	$34,396,140

Liabilities and stockholders’ equity
Current liabilities:
Short term note payable	$25,947	$94,809
Accounts payable	4,936,599	7,725,727
Accrued expenses	1,679,770	2,643,613
Income taxes payable	-	143,450
Deferred revenue	26,994	294,541
Current portion of long-term debt	210,518	572,943
Current portion of deferred rent	33,457	20,835
Current portion of capital lease obligation	32,485	44,724
Total current liabilities	6,945,770	11,540,642
Long-term debt, net of current portion	502,763	564,490
Fair value of earnout liability	153,000	153,000
Deferred rent, net of current portion	74,706	98,702
Capital lease obligation, net of current portion	-	22,908
Total liabilities	$7,676,239	$12,379,742

Stockholders’ equity:
Common stock, $0.001 par value; 110,000,000 shares authorized; 62,930,873 and 62,690,873 shares issued and outstanding, respectively	62,931	62,691
Additional paid-in capital	69,075,170	68,754,353
Accumulated deficit	(46,685,636)	(46,800,646)
Total stockholders’ equity	22,452,465	22,016,398
Total liabilities and stockholders’ equity	$30,128,704	$34,396,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
Revenues, net	$10,681,817	$13,757,098	$31,176,820	$37,372,274
Cost of sales (including amortization and depreciation of $155,630, $201,375, $510,431, and $670,937, respectively)	8,115,658	9,824,729	24,066,355	27,985,311

Gross profit	2,566,159	3,932,369	7,110,465	9,386,963

Sales and marketing	362,654	463,846	1,177,937	1,294,849
General and administrative (including shared-based compensation expense of $69,920, $30,007, $109,857, and $86,752, respectively)	1,885,001	2,240,189	5,628,952	5,954,721
Depreciation expense	48,536	50,857	154,907	149,334

Income from operations	269,968	1,177,477	148,669	1,988,059

Interest income	2,718	2,128	9,391	10,973
Interest expense	(14,949)	(18,418)	(54,808)	(68,588)
Other (expense) income	(944)	-	199	-

Net income before income tax expense	$256,793	$1,161,187	$103,451	$1,930,444
Income tax expense (benefit)	38,854	45,695	(11,559)	162,972

Net income	$217,939	$1,115,492	$115,010	$1,767,472

Basic weighted average shares outstanding	62,930,873	61,375,698	62,882,100	61,375,456

Basic earnings per share	$0.003	$0.018	$0.002	$0.029

Diluted weighted average shares outstanding	63,968,039	63,170,833	64,230,693	63,155,043
Diluted earnings per share	$0.003	$0.018	$0.002	$0.028

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$115,010	$1,767,472
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(55,399)	117,668
Depreciation expense	249,801	218,674
Amortization of intangibles	416,899	601,597
Amortization of deferred financing costs	1,285	5,423
Share-based compensation expense	109,857	86,752
Loss on disposal of equipment	1,301	-

Changes in assets and liabilities (net of business combinations):
Accounts receivable and unbilled accounts receivable	4,461,914	(3,458,204)
Prepaid expenses and other current assets	50,714	58,176
Other assets excluding deferred financing costs	(10,000)	7,918
Accounts payable and accrued expenses	(3,728,507)	(300,303)
Income taxes payable	(143,450)	-
Deferred revenue	(267,547)	(375,187)
Net cash provided by (used in) provided by operating activities	$1,201,878	$(1,270,014)

Cash flows from investing activities:
Purchase of subsidiary, net of cash acquired	-	(533,701)
Purchase of property and equipment	(317,122)	(109,029)
Software development costs	(350,969)	(35,593)
Proceeds from sales of office equipment	750	-
Net cash used in investing activities	$(667,341)	$(678,323)

Cash flows from financing activities:
Principal payments on notes payable	(528,852)	(501,279)
Principal payments under capital lease obligation	(35,147)	(88,437)
Proceeds from exercise of stock options	211,200	2,160
Net cash used in financing activities	$(352,799)	$(587,556)

Net increase (decrease) in cash	$181,738	$(2,535,893)

Cash and cash equivalents, beginning of period	$5,816,303	$6,238,788

Cash and cash equivalents, end of period	$5,998,041	$3,702,895

Supplementary Information:
Cash paid for income tax	$232,383	$45,304
Cash paid for interest	$56,183	$65,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

We provide our advanced technology-based products and solutions through three business segments: Wireless Mobility Management, Cyber Security Solutions, and Consulting Services and Products. These segments offer unique solutions and proprietary IP in mobile and wireless full life cycle management solutions; cyber security solutions with an expertise in identity assurance services utilizing certificate-based security solutions; and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics. Our three business segments are operated through six wholly-owned operational entities, including a development stage company. These entities’ respective principal operations are described as follows:

•
iSYS, LLC (“iSYS”): iSYS specializes in providing the U.S. government and its agencies mobile telecommunications expense management (MTEM) services and forensic informatics, and information assurance services. iSYS operates in both our Wireless Mobility Management and Consulting Services and Products segments.

•
Operational Research Consultants, Inc. (“ORC”): ORC specializes in providing the U.S. government and its agencies, as well as commercial businesses, with compliant information and identity assurance management solutions consisting of identity proofing and credentialing through its internally-developed proprietary Public Key Infrastructure (PKI) technologies. ORC operates in both our Cyber Security Solutions and Consulting Services and Products segments.

•
Advanced Research Concepts Corporation (“ARCC”): ARCC was formed in January 2010 and acquired certain assets of Vuance, Inc. ARCC provides state governments and commercial businesses with secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies. ARCC operates within our Cyber Security Solutions segment.

•
WidePoint IL, Inc. and WP NBIL, Inc.: WP NBIL operates in conjunction with WidePoint IL and provides IT architecture and planning, software implementation and IT outsourcing services directly, or as a subcontractor to medium to large commercial market enterprises. WidePoint IL and WP NBIL operate within our Consulting Services and Products segment.

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

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not indicative of the operating results for the full year.

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

Significant Customers

For the three months and nine months ended September 30, 2011 and 2010, respectively, customer concentrations as a percentage of our consolidated revenues are set forth in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Customer Name	2011 (%) Revenue	2010 (%) Revenue	2011 (%) Revenue	2010 (%) Revenue
Transportation Security Administration (“TSA”)	23%	21%	24%	21%
Department of Homeland Security (“DHS”)	28%	19%	28%	19%
Conquest Security	-	21%	-	8%
Washington Headquarters Services (“WHS”)	4%	10%	3%	14%

Concentrations of Credit Risk

Financial instruments, which includes accounts receivable, potentially subject the Company to credit risk.  As of September 30, 2011 three customers and in December 31, 2010 two customers, represented a large percentage of our accounts receivable and unbilled accounts receivable as set forth in the table below:

	As of September 30, 2011	As of December 31, 2010
Customer Name	(%) Receivables	(%) Receivables
DHS	30%	24%
TSA	17%	30%
FSS NAVAL SEA LOGISTICS	11%	-

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, accounts receivable, notes receivable, accounts payable, short-term debt and other financial instruments associated with the issuance of common stock.  The carrying values of cash equivalents, accounts receivable, notes receivable, and accounts payable approximate their fair value because of the short-term nature of these instruments. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates are reset periodically to reflect current market rates.

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector companies in the following industries: manufacturing, consumer products, direct marketing, healthcare, and financial services. Credit is extended based on the Company’s evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are usually due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period. Unbilled accounts receivable on fixed-price contracts consist of amounts incurred that are not yet billable under contract terms. At September 30, 2011 and December 31, 2010, unbilled accounts receivable totaled approximately $1,920,000 and $3,060,000, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010, respectively:
	Estimated Useful Life	September 30, 2011	December 31, 2010
Land and building	20 years	$677,054	$677,054
Computer hardware and software	3 years	1,414,297	1,355,651
Furniture and fixtures	3-5 years	316,382	126,595
Gross property and equipment		$2,407,733	$2,159,300
Less– Accumulated depreciation and amortization		(1,100,953)	(917,790)
		$1,306,780	$1,241,510

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

Software Development Costs

The Company capitalizes costs related to software and implementation in connection with its internal use software systems. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis over a six-year period or such other such shorter period as may be required. WidePoint capitalized approximately $76,000 for the three month period ended September 30, 2011, as compared to none for the three month period ended September 30, 2010. WidePoint capitalized approximately $351,000 for the nine month period ended September 30, 2011, as compared to approximately $36,000 for the nine month period ended September 30, 2010. WidePoint recorded approximately $45,000 of amortization expense for the three month period ended September 30, 2011, as compared to approximately $55,000 for the three month period ended September 30, 2010. WidePoint recorded approximately $124,000 of amortization expense for the nine month period ended September 30, 2011, as compared to approximately $206,000 for the nine month period ended September 30, 2010. Capitalized software development costs, net, included in intangibles, net, on the Company’s condensed consolidated balance sheets at September 30, 2011 and December 31, 2010, were approximately $0.4 million and $0.2 million, respectively.

Goodwill, Other Intangible Assets, and Long-Lived Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. The Company’s ORC and iSYS subsidiaries have significant goodwill recorded which relates to the Wireless Mobility Management and Cyber Security Solutions segments. We have not identified any impairment of goodwill as of September 30, 2011.

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

Revolving Credit Facility

On January 2, 2008, the Company entered into a Commercial Loan Agreement with Cardinal Bank relating to a $5,000,000 revolving credit facility, which agreement was subsequently amended.  Advances under the revolving credit facility will bear interest at a variable rate equal to the Wall Street Journal prime rate plus 0.5% with an interest rate floor of 3.75%. The Company is required to maintain certain financial covenants quarterly.  As of September 30, 2011, there was no borrowing on the revolving credit facility and the Company was in full compliance with these financial covenants.

On October 5, 2011, the Company entered into a Debt Modification Agreement with Cardinal Bank to extend the repayment date of the Company’s revolving credit facility with Cardinal Bank from October 1, 2011 to December 31, 2012 and to reduce the interest rate floor to 3.75% from 5.5%.

Short and Long Term Debt

On January 2, 2008, the Company entered into a $2 million four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price. As amended, the term note bears interest at an annual rate of 7.5% with monthly principal and interest payments of approximately $48,000, and matures on January 1, 2012. The term note is secured under a corporate security agreement. At September 30, 2011, the Company owed approximately $194,000 in short-term debt and no long-term debt associated with the four-year term note, which represents the final amounts due under the agreement.

On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s telecommunications operations and call center facility in Columbus, Ohio for approximately $677,000. In connection with such real estate purchase agreement, the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at an annual rate of 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization period with the final installment payment due on the maturity date. At September 30, 2011, the Company owed approximately $519,000 under this mortgage loan with approximately $16,000 in short-term debt and the remainder in long-term debt. The mortgage loan is secured by the real estate purchased pursuant to the real estate purchase agreement.

4.	Goodwill and Intangible Assets

Goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31st of each calendar year. We did not identify any impairment as of December 31, 2010. There were no fundamental changes in business related goodwill for the three and nine month periods ended September 30, 2011, which would indicate reconsideration is necessary.

Purchased and Internally Developed Intangible Assets

The following table summarizes purchased and internally developed intangible assets subject to amortization as of September 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period (in years)
Purchased Intangible Assets

iSYS (includes customer relationships, internal use software and trade name)	$1,230,000	$(843,751)	2

Protexx (Identity Security Software)	$506,463	$(506,463)	0

Advanced Response Concepts Corporation (includes preliminary values for customer relationships and first responder security software)	$355,000	$(118,333)	3
	$2,091,463	$(1,468,547)	2
Internally Developed Intangible Assets

ORC PKI-V Intangible (Related to internally generated software)	$147,298	(77,740)	2

ORC PKI-VI Intangible (Related to internally generated software)	$77,994	(17,332)	3

ORC PKI-VII Intangible (Related to internally generated software)	$311,438	(25,953)	3
	536,730	$(121,025)	3

Total	$2,628,193	$(1,589,572)	3

Intangible asset amortization expense recorded for the nine months ended September 30, 2011 and 2010 was $416,899 and $601,597, respectively. Intangible asset amortization expense recorded for the three months ended September 30, 2011 and 2010 was $123,461 and $178,202, respectively.  The total weighted average life of all of the intangibles is approximately 4 years.

Estimated remaining future amortization of intangible assets for each of the five fiscal years ending December 31 is as follows:

2011	$98,562
2012	437,577
2013	360,659
2014	135,906
2015	5,917

Total	$1,038,621

There were no amounts of research and development assets acquired or any written-off during the three and nine month period ended September 30, 2011 and 2010.

5.	Income Taxes

The Company has adopted the provisions of ASC 740-10-15. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company did not have any unrecognized tax benefits at December 31, 2010, and September 30, 2011, respectively, including interest and penalties. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company files U.S. federal income tax returns and various state income tax returns. The Company may be subject to examination by the IRS for tax years 1995 forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2000 forward. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception of an ongoing examination by the State of Illinois.

The current income tax benefit for the nine months ended September 30, 2011 is expected to be absorbed into the full year operations with no significant change in the annual effective rate. No tax benefit has been associated with the exercise of stock options for the nine months ended September 30, 2011 and 2010, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. As of September 30, 2011, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

6.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2011, there were 62,930,873 shares of common stock outstanding. During the quarter ended September 30, 2011 there were no shares of common stock issued as a result of stock option exercises, and for the nine month period ended September 30, 2011, there were 240,000 shares of common stock issued as a result of stock option exercises. There were 4,800 shares of common stock issued as a result of stock option exercises during the three and nine months ended September 30, 2010. See Note 7 for additional information regarding stock option plans.

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

A summary of the stock option and restricted stock award activity under our plans during the nine months ended September 30, 2011 and 2010, respectively, is presented below:

NON-VESTED

	# of Shares		Weighted average grant date fair value per share
Non-vested at January 1, 2011	976,253		$0.44

Granted	250,000		$1.08
Vested	(151,253)		$0.13
Forfeited	(235,000	) )	$0.38
Non-vested at September 30, 2011	840,000		$0.70

Non-vested at January 1, 2010	1,215,004		$0.39

Granted	75,000		0.41
Vested	(170,001)		$0.16
Forfeited	-		-
Non-vested at September 30, 2010	1,120,003		$0.43

OUTSTANDING AND EXERCISABLE

	# of Shares	Weighted average exercise price per share
Total outstanding at January 1, 2011	3,587,000	$0.62

Issued	250,000	$1.30
Cancelled	(235,000)	$0.83
Exercised	(240,000)	$0.88
Total outstanding at September 30, 2011	3,362,000	$0.64
Total exercisable September 30, 2011	2,522,000	$0.50

Total outstanding at January 1, 2010	4,517,411	$0.54

Issued	75,000	0.65
Cancelled	(10,611)	$0.70
Exercised	(4,800)	0.45
Total outstanding at September 30, 2010	4,577,000	$0.54
Total exercisable at September 30, 2010	3,456,997	$0.44

The aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2011 were 3.32 and 2.56, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on September 30, 2010, were 3.93 and 3.18, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2011, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of options outstanding and exercisable as of September 30, 2011, were $691,310 and $691,310, respectively. The total intrinsic value of options exercised for the nine month period ending September 30, 2011 was approximately $93,000.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model, which uses the assumptions of no dividend yield, risk free interest rates and expected life of approximately 3 years. The option awards are for the period from 1999 through 2010. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

The amount of compensation expense recognized under ASC 718-10 during the three and nine month periods ended September 30, 2011 and 2010, respectively, under our plans was $48,134, $30,007, $44,499, and $86,752, respectively.

The benefit realized in stock options based compensation in the three and nine month periods ended September 30, 2011, respectively, was the result of forfeitures of granted unvested stock options that were cancelled during the period.  The resulting benefit occurred as the value attributed to the forfeited shares which were greater than the sum of the stock options based compensation recognized during the respective periods.  Share base compensation represents both stock options based expense and stock grant expense.  During the quarter and nine months ended September 30, 2011 we recognized stock grant expense of $21,786 and $65,358, respectively.  We recognized no stock grant expense for the quarter and nine months ended September 30, 2010.

No tax benefit has been associated with the exercise of stock options for the three months ended September 30, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At September 30, 2011, the Company had approximately $329,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.32 years.

8.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Basic EPS computation:
Net income	$217,939	$1,115,492	$115,010	$1,767,472

Weighted average number of common shares	62,930,873	63,375,698	62,882,100	61,375,456

Basic EPS	$0.003	$0.018	$0.002	$0.029

Diluted EPS
Net income	$217,939	$1,115,492	$115,010	$1,767,472

Weighted average number of common shares	62,930,873	61,375,698	62,882,100	61,375,456

Incremental shares from assumed conversions of stock options	1,037,166	1,795,135	1,348,593	1,779,587

Adjusted weighted average number of common shares	63,968,039	63,170,833	64,230,693	63,155,043

Diluted EPS	$0.003	$0.018	$0.002	$0.028

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

Three Months Ended September 30, 2011

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,193,459	$1,577,563	$2,910,795	-	$10,681,817
Operating income including amortization and depreciation expense	648,228	302,678	(89,185)	(591,753)	269,968
Interest income (expense), net				(12,231)	(12,231)
Other income (expense), net				(944)	(944)
Pretax income					256,793
Income tax expense				(38,854)	(38,854)
Net income					$217,939

Three Months Ended September 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$6,859,984	$4,017,627	$2,879,487	$-	$13,757,098
Operating income including amortization and depreciation expense	583,384	984,104	339,531	(729,542)	1,177,477
Interest income (expense), net				(16,290)	(16,290)
Pretax income					1,161,187
Income tax benefit				(45,695)	(45,695)
Net income					$1,115,492

Nine Months Ended September 30, 2011

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$17,959,242	$5,128,785	$8,088,793	-	$31,176,820
Operating income including amortization and depreciation expense	1,573,632	875,615	(483,558)	(1,817,020)	148,669
Interest income (expense), net				(45,417)	(45,417)
Other income (expense), net				199	199
Pretax income					103,451
Income tax benefit				11,559	11,559
Net income					$115,010

Nine Months Ended September 30, 2010

	Wireless	Cyber	Consulting	Corp	Consol
Revenue	$20,665,783	$7,929,954	$8,776,537	$-	$37,372,274
Operating income including amortization and depreciation expense	1,829,916	1,865,531	501,748	(2,359,136)	1,988,059
Interest income (expense), net				(57,615)	(57,615)
Pretax income					1,930,444
Income tax expense				(162,972)	(162,972)
Net income					$1,767,472

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

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the declaration and payment of dividends; and (v) the risk factors disclosed in the Company's Annual Report on Form 10-K filed with the SEC.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Our expertise lies in the following three business segments: Wireless Mobility Management; Cyber Security Solutions; and Consulting Services and Products.  These business segments offer unique solutions in wireless mobility, cyber security and other associated IT consulting services and products in which we provide specific subject matter expertise in IT architecture and planning, software implementation services, IT outsourcing, and forensic informatics.  For additional information related to our three business segments, see Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Revenue Concentrations and Considerations

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

Federal government spending is tied to Congressional Budget “Continuing Resolutions”, which provide for funding of Federal Agencies at prior year spending levels may impact new awards and cause us to realize lower revenues until such time as the Federal Budget process for the fiscal period has been completed. The federal government’s fiscal year ends September 30th.  The federal government’s 2010 – 2011 budget was enacted in April 2011.  During the first quarter of 2011, the federal government operated under multiple “Continuing Resolutions” for budget purposes.  While our federal government clients did not have to suspend payments to the Company for the three months ending March 31, 2011, we did witness a substantial slowdown in contract awards and potential new orders as a result of delays associated with funding tied to the various Continuing Resolutions.  Furthermore, the United States Federal Government on August 2, 2011 was required to increase its “debt ceiling” to continue to pay its obligations.  As an indirect result of this debt ceiling increase, the United States Congress enacted future budget reducing legislation that may impact spending levels within government agencies that may affect the Company’s short term revenue building opportunities.

On November 15, 2011 the current continuing resolution will expire and in the event that the resolution is not continued we may have exposure to the suspension of work by certain federal agency clients.  If a budget for the next fiscal year has not been approved by that date or a continuing resolution to operate in not in-place, our clients may have to suspend engagements that we are working on until a budget has been approved.   As a result of the debt ceiling resolution on August 2, 2011, a Super Committee was formed of select Senators to enact debt reductions by November 23, 2011.  In the event that the members of the Super Committee cannot agree on the identification of future debt reductions, automatic debt reductions will be triggered that would reduce dramatically spending levels of select predetermined agencies.  Either event may have consequences that cause us to realize lower revenues in the future. Such suspensions may cause us to realize lower revenues in the fourth calendar quarter (i.e., the first quarter of the government’s fiscal year).

Sources of Significant Operational and Administrative Expense

Most of WidePoint’s current costs consist primarily of the salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as vendor-related costs in connection with our Wireless Mobility Management segment.  As a result of our plan to expand WidePoint’s operations through a combination of internal growth initiatives and merger and acquisition opportunities, WidePoint expects such costs to increase.  WidePoint’s profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  As a significant portion of the Company’s cost is labor related, WidePoint must effectively manage these costs to achieve and grow its profitability.  The Company must also manage our telephony airtime plans and other vendor related offerings under our Wireless Mobility Management segment provided to our customers as they also represent a significant portion of our costs.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Revenues, net.  Revenues for the three month period ended September 30, 2011, were approximately $10.7 million as compared to approximately $13.8 million for the three month period ended September 30, 2010.  The decrease in revenues was primarily attributable to decreases in revenues in our Wireless Mobility Management and Cyber Security segments offset by growth in our IT Consulting and Product segment as further described below:

▪
Our Wireless Mobility Management segment recorded revenue of approximately $6.2 million for the quarter ended September 30, 2011 versus approximately $6.9 million for the quarter ended September 30, 2010.  This 9.7% reduction in revenue was predominantly the result of a reduction in billable calling minutes and billable services provided to Washington Headquarter Services (“WHS”) that was not fully offset by increases in work attributable to new contract awards that were made in the first quarter and third quarter of 2011.  Short-term, we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  We are presently pursuing several significant service contract award opportunities at a number of federal agencies and are also initiating a new strategy to expand into state and local municipalities and commercial enterprises by utilizing intermediary sales channels, expanded direct sales efforts and potential acquisitions that may expand our reach beyond the federal sector and help to support the long-term growth of this segment.  The recent budget delays and Federal Government debt ceiling debates did result in some contract awards or projects being delayed.  As of September 30, 2011 we had been awarded two additional contracts with federal agencies and three municipality awards. We anticipate further revenue growth in the fourth quarter of 2011 as we initiate work on the contract awards made in the third quarter of 2011.   As we continue to market our services we also anticipate we will continue to add units under management from new agency awards, expansion of work from current agency customer’s, along with the possibility of additional awards from states, local municipalities, and other commercial opportunities.

▪
Our Cyber Security Solutions segment recorded revenue of approximately $1.6 million for the three month period ended September 30, 2011 versus approximately $4.0 million for the three month period ended September 30, 2010.  This 60.7% decrease in revenue was primarily a result of revenues that were delayed as a result of the delivery of work and contract awards shifting into the fourth quarter of 2011 and into 2012 predominately as a result of the deferral of anticipated awards in the contract finalization process associated with the delays attributable to the U.S. Budget and Federal debt ceiling debate referred to earlier.  We anticipate that this segment should demonstrate revenue growth in the future as various federal agency mandates continue to be implemented in order to strengthen the requirements for greater levels of identity assurance and to better protect the federal information technology infrastructure within federal agencies.  More specifically, a recently issued directive from the Office of Management and Budget, commonly known as OMB 11.11, mandates the near term utilization of approved PKI Certs to access Federal Government sites.  This will affect over 300,000 civilian contractors requiring periodic and recurring access associated with their work effort, and will be phased in through 2012.  The DoD’s Joint Personnel Adjudication System (JPAS) and the National Security Agency’s Acquisition Resource Center (ARC), two large government access gateways, have also announced that compliance will be required in 2012.  We anticipate that other gateway’s should also start to require compliance as the requirements of OMB 11.11 is met by the various additional agencies in 2012.  We have also entered into a number of strategic alliances with partners that facilitates access to various federal agencies and their related technology infrastructures in order to take advantage of these identity management implementation mandates.  We believe these new partnerships should widen our sales reach in the future.

▪
Our IT Consulting Services and Products segment recorded revenue of approximately $2.9 million for the three month period ended September 30, 2011 versus $2.9 million for the three month period ended September 30, 2010.  This minimal increase was primarily due to improvements by our commercial consulting activities offset slightly by a decrease in our Federal Government related consulting and reselling activities in the third quarter of 2011.  We anticipate long-term that this segment should grow at a moderate rate but given the nature and variability of the products and services we offer within this segment, performance and the continuity of growth may prove erratic from period to period.

Cost of sales.  Cost of sales for the three month period ended September 30, 2011, was approximately $8.1 million (or 76% of revenues), as compared to cost of sales of approximately $9.8 million (or 71% of revenues) for the three month period ended September 30, 2010.  This increase in cost of sales was primarily attributable to a lower percentage revenue mix in cyber security-based services which tend to provide higher margins as well as a higher percentage mix of consulting services revenues which tend to provide lower margins.   We anticipate improvements in our costs of sales as our Cyber Security Solutions segment adds economies of scale and expands in relation to our Consulting Services and Products segment.  At times, the fluctuation in our Consulting Services and Products segment revenue mix may cause variability in our cost of sales.

Gross profit.  Gross profit for the three month period ended September 30, 2011 was approximately $2.6 million (or 24% of revenues), as compared to gross profit of approximately $3.9 million (or 29% of revenues) for the three month period ended September 30, 2010.  The percentage of gross profit was lower in the third quarter as result of lower margins associated with a lower mix in revenues from of our Cyber Security Solutions segment, which tends to have higher margins and a higher mix of consulting services revenues which tend to have lower margins.  Longer term, we anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our segments revenue mix.

Sales and marketing.  Sales and marketing expense for the three month period ended September 30, 2011, was approximately $363,000 (or 3% of revenues), as compared to approximately $464,000 (or 3% of revenues) for the three month period ended September 30, 2010.  Sales and marketing expense decreased as we optimized and aligned our bid and proposal and marketing efforts.  We believe that with our niche capabilities and our selective investment in sales and marketing will support our ability to expand our revenues.

General and administrative.  General and administrative expenses for the three month period ended September 30, 2011, were approximately $1.9 million (or 18% of revenues), as compared to approximately $2.2 million (or 16% of revenues) for the three month period ended September 30, 2010.  General and administrative expenses decreased during the three months ended September 30, 2010, was primarily attributable to a lesser amount of general and administrative expenses as we optimize our efforts to align our costs with our expected revenues.   We believe that our general and administrative costs on a percentage of revenue basis may level out or decrease in future financial reporting periods as we continue align our costs with our expected revenues and as those revenues increase in subsequent periods.

Depreciation.  Depreciation expense for the three month period ended September 30, 2011, was approximately $49,000, as compared to approximately $51,000 for the three month period ended September 30, 2010.  The decrease in depreciation expense was primarily attributable to a decreased pool of depreciable assets.  We do not anticipate any material changes within depreciation expense in the short-term.  However, within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our future depreciation expenses.

Interest income. Interest income for the three month period ended September 30, 2011, was approximately $3,000, as compared to approximately $2,000, for the three month period ended September 30, 2010.  This increase in interest income for the three month period ended September 30, 2011, was primarily attributable to greater amounts of invested cash and cash equivalents in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest expense.  Interest expense for the three month period ended September 30, 2011, was approximately $15,000, as compared to approximately $18,000 for the three month period ended September 30, 2010.  This decrease in interest expense for the three month period ended September 30, 2011, was primarily attributable to lesser expenses associated with the debt held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income tax expense for the three month period ended September 30, 2011 was approximately $39,000, as compared to an income tax expense of approximately $46,000 for the three month period ended September 30, 2010.   The income tax expense incurred in the third quarter of 2011 was partially the result of the reduction in the income tax benefit realized in the first quarter of 2011.  In the fourth quarter of fiscal year 2010, the Company analyzed its ability to utilize net operating losses recorded as deferred tax assets and based on this analysis determined that it was more likely than not that the Company would be able to utilize a substantial portion of its federal net operating losses in future periods and recognized a benefit which continued through the three months ended June 30, 2011. The Company incurred a deferred income tax expense of approximately $24,000 for the three month period ended September 30, 2010, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.

Net income.  As a result of the factors above, the net income for the three month period ended September 30, 2011 was approximately $0.2 million as compared to the net income of approximately $1.1 million for the three month period ended September 30, 2010.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Revenues, net.  Revenues for the nine month period ended September 30, 2011 were approximately $31.2 million as compared to approximately $37.4 million for the nine month period ended September 30, 2010.  The decrease in revenues was primarily attributable to the decreases in revenue in each of our operating segments as described below:

▪
Our Wireless Mobility Management segment experienced decreased revenue of approximately 13.1% to approximately $18.0 million for the nine months ended September 30, 2011 from approximately $20.7 million for the nine months ended September 30, 2010.  The decreased revenue performance was predominantly the result of a reduction in billable calling minutes and billable services provided to WHS that was not fully offset by increases in work attributable to new contract awards that we started in the first nine months of 2011. Short-term we may witness a reduction or variability in revenue growth as the revenue mix in this segment experiences a reduction of billable calling minutes as compared to managed fees as we shift our attention to expanding the fee portion of our sales mix.  As of September 30, 2011 we had been awarded two additional contract awards with federal agencies and three municipality awards. We anticipate further revenue growth in the fourth quarter of 2011 as we initiate work on the contract awards made in the third quarter of 2011.   As we continue to market our services we also anticipate we will continue to add units under management from new agency awards, expansion of work from current agency customer’s, along with the possibility of additional awards from states, local municipalities, and other commercial opportunities.

▪
Our Cyber Security Solutions segment experienced decreased revenue of approximately 35.3% to approximately $5.1 million for the nine month period ended September 30, 2011 from approximately $7.9 million for the nine month period ended September 30, 2010.  This decrease was primarily a result of delays in contract awards associated with Federal Government budget delays, Continuing Resolutions, and budget ceiling debates, which continued into August of 2011.    It is our belief that recent implementation mandates requiring certified and trusted PKI solutions, such as OMB 11.11, and the Department of Defense migrating to Cloud-based environments for cost savings, will re-invigorate new business opportunities for this segment.  In addition, the broader successor contract to our TWIC relationship specifies that the WidePoint security solution must be an integral part of proposals from all bidders.  We have entered into a number of affiliations with partners who support the end user base, which facilitate access to these various federal agencies and the related technology infrastructure in order to take advantage of these identity management improvement mandates.  We believe these new partnerships should widen our sales reach, which we anticipate should support the long-term growth of this segment.

▪
Our IT Consulting Services and Products segment experienced decreased revenue of approximately 7.8% to approximately $8.1 million during the nine month period ended September 30, 2011 from approximately $8.8 million for the nine month period ended September 30, 2010.  This decreased revenue performance primarily resulted from delays in contract awards associated with Federal Government budget delays, continuing resolutions, and budget ceiling debates, which continued into August of 2011, offset slightly by increases in our commercial IT Consulting Services area.  We anticipate that this segment should realize modest growth but given the nature and variability of the products and services we offer within this segment, the growth may be volatile from period to period.

Cost of sales.  Cost of sales for the nine month period ended September 30, 2011 was approximately $24.1 million (or 77% of revenues), as compared to cost of sales of approximately $28.0 million (or 75% of revenues), for the nine month period ended September 30, 2010.  This decrease in cost of sales was primarily attributable to a decrease in revenues.  The slight increase in our cost of sales as a percentage of revenues was primarily attributable to margin improvements in the third quarter of 2011 that did not fully offset the margin weakness we experienced in the first quarter of 2011 as a result of a greater than normal consulting services segment mix that occurred during the first nine months of 2011. We anticipate improvements in our costs of sales on a percentage basis as our Wireless Mobility Management and Cyber Security Solutions segments add economies of scale, which may be partially offset at times by the fluctuation in our IT Consulting Services and Products segment revenue mix.

Gross profit.  Gross profit for the nine month period ended September 30, 2011 was approximately $7.1 million (or 23% of revenues), as compared to gross profit of approximately $9.4 million (or 25% of revenues) for the nine month period ended September 30, 2010.  The percentage of gross profit was lower in the first nine months of 2011 as compared to the first nine months of 2010 as a result of lower margins associated with a greater mix of revenues from our IT Consulting Services and Products segment in our first nine months of 2011.  We anticipate gross profit as a percentage of revenues should continue to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services longer term, but as a result of a greater mix of Consulting Services and Products in 2011 we have experienced a slight decrease in gross profitability.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our product mix.

Sales and marketing.  Sales and marketing expense for the nine month period ended September 30, 2011 was approximately $1.2 million (or 4% of revenues), as compared to approximately $1.3 million (or 3% of revenues) for the nine month period ended September 30, 2010.  Sales and marketing expense decreased slightly as we optimized and aligned our bid and proposal efforts and marketing efforts. We believe that with our niche capabilities and the investment within our sales and marketing will support our ability to expand our revenues.

General and administrative.  General and administrative expenses for the nine month period ended September 30, 2011 were approximately $5.6 million (or 18% of revenues), as compared to approximately $6.0 million (or 16% of revenues) for the nine month period ended September 30, 2010.  The decrease in the dollar amount of general and administrative expenses was primarily attributable to decreases in our costs as we aligned our general and administrative expenses with our lesser revenues that have occurred during 2011.  We anticipate that our general and administrative costs may rise slightly in the future as our support costs rise to facilitate our expectations of a greater revenue base, and as we continue our efforts to comply with pending additional financial compliance requirements.  We believe that our general and administrative costs on a percentage of revenue basis will level out or decrease in future financial reporting periods.

Depreciation.  Depreciation expense for the nine month period ended September 30, 2011 was approximately $155,000 (or less than 1% of revenues), as compared to approximately $149,000 of such expenses (or less than 1% of revenues) for the nine month period ended September 30, 2010.  The increase in depreciation expense was primarily attributable to an increased pool of depreciable assets. We do not anticipate any material changes within depreciation expense in the short-term.  However, within our Wireless Mobility Management and Cyber Security Solutions segments, there may be a need from time to time to increase the purchase of equipment in support of new revenue streams that may then raise our depreciation expenses.

Interest income.  Interest income for the nine month period ended September 30, 2011 was approximately $9,000 (or less than 1% of revenues), as compared to approximately $11,000 (or less than 1% of revenues) for the nine month period ended September 30, 2010.  This decrease in interest income was primarily attributable to lesser amounts of invested cash and cash equivalents, and combined with lower short-term interest rates that were available to the Company on investments in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest expense.  Interest expense for the nine month period ended September 30, 2011 was approximately $55,000 (or less than 1% of revenues), as compared to approximately $69,000 (or less than 1% of revenues) for the nine month period ended September 30, 2010.  This decrease in interest expense was primarily attributable to lesser expenses associated with the debt instruments held by the Company. We anticipate our interest expense will continue to decrease as the Company continues to pay down the principal on its term note held by Cardinal Bank.

Income taxes. Income tax benefit for the nine month period ended September 30, 2011 was approximately $12,000, compared to an income tax expense of approximately $163,000 for the nine month period ended September 30, 2010. The Company incurred a deferred income tax benefit of approximately $55,000 for the nine month period ended September 30, 2011, as compared to a deferred income tax expense of approximately $118,000 for the nine month period ended September 30, 2010, as a result of the recognition of a deferred tax liability attributable to the differences in our treatment of the amortization of goodwill for tax purposes versus book purposes as it relates to our acquisition of iSYS in January 2008.  As goodwill is amortized for tax purposes but not book purposes and is considered a permanent asset rather than a temporary asset, the related deferred tax liability cannot be reversed until some indeterminate future period when the goodwill either becomes impaired and/or is disposed of.

Net income.  As a result of the factors above, the net loss for the nine month period ended September 30, 2011 was approximately $0.1 million, as compared to the net income of approximately $1.8 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes (notes that we have executed with sellers of businesses that the Company purchased in order to defer the payment of all or a portion of the applicable purchase price), convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture.  During 2010 and through the period ended September 30, 2011, operations were primarily financed with working capital with additional contributions from stock option and warrant exercises.  The Company has excess liquidity available from its $5.0 million revolving credit facility under the 2010 Commercial Loan Agreement, which has been extended until December 31, 2012.  We must continue to maintain certain financial covenants in order to continue to have access to this line of credit.

Net cash provided by operating activities for the nine months ended September 30, 2011, was approximately $1.2 million, as compared to net cash used in operating activities of $1.3 million for the nine months ended September 30, 2010.  This increase in net cash provided by operating activities for the nine months ended September 30, 2011 was primarily a result of a decrease in accounts receivable during the first nine months of 2011 as a result of the slow down in billings related to new contract awards which were delayed as a result of budget and debt ceiling congressional debates.  Net cash used in investing activities for the nine months ended September 30, 2011, was approximately $667,000, as compared to $678,000 in cash used in investing activities for the nine month period ended September 30, 2010.  The slight decrease in net cash used in investing activities was primarily attributable to greater amounts invested between the comparative periods with leasehold improvements and software development costs occurring in the first nine months of 2011 offset by the asset acquisition of the government business assets of Vuance, Inc. by the Company in the first quarter of 2010.   Net cash used in financing activities amounted to approximately $353,000 in the nine months ended September 30, 2011, as compared to net cash used in financing activities of approximately $588,000 in the nine months ended September 30, 2010. This decrease in net cash used in financing activities primarily related to reduced capital lease payments and an increase in stock option proceeds during the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010.

As of September 30, 2011, the Company had a net working capital of approximately $6.3 million.  The Company’s primary source of liquidity consists of approximately $6.0 million in cash and cash equivalents and approximately $6.4 million of accounts receivable and unbilled accounts receivable.  Current liabilities include approximately $6.6 million in accounts payable and accrued expenses.

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

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” were commenced during the first quarter of 2011, will continue to be implemented during our fiscal year 2011 and possibly into the beginning of our fiscal year 2012, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	November 14, 2011	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	November 14, 2011	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Vice President – Principal Financial
and Accounting Officer