Form 10-K
period 2011-12-31
WIDEPOINT CORP
filed 2012-03-30
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

Commission File Number: 001-33035

WidePoint Corporation
(Exact name of Registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

18W100 22nd Street, Oakbrook Terrace, Illinois	60181
(Address of principal executive offices)	(Zip Code)

(703) 349-2577
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE-Amex on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $37,362,000.

As of March 27, 2012, there were 63,226,857 shares of the registrant’s Common Stock issued and outstanding.

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

Organization and Business Principles

WidePoint Corporation was incorporated on May 30, 1997 under the laws of the state of Delaware. WidePoint Corporation is a provider of advanced, federally certified and other customized technology-based products and solutions to both the government sector and commercial markets. All of the WidePoint companies are united by a common set of corporate values.

▪	A collaborative customer driven service delivery model.

▪	An innovative and entrepreneurial approach to develop custom solutions to customer business problems.

▪	An employee-centric organization where the concern for, and appreciation of, its highly skilled and competent staff encourages both personal and professional growth.

Nature of Operations

We have grown through the acquisition of highly specialized regional IT consulting companies. We provide our customized advanced technology-based products and solutions through three business segments operated principally through eight wholly-owned operational entities. Our customized advanced technology-based solutions enable organizations to deploy fully compliant solutions in accordance with government requirements and the demands of the commercial marketplace.

Our staff consists of business professionals and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment. Our organization emphasizes an intense commitment to our people, our customers, and the quality of our solutions offerings. Our customers are our primary focus.

We are led by an experienced management team and our competencies are aligned with evolving security and economic priorities. Our proven experience, top secret security clearances, contract vehicles and fluency across many technologies puts us in an elite group of advanced solution providers serving a wide array of customers’ needs.

Business Segments

We manage our operations and measure returns based on three business segments as follows: Communications Management, Cybersecurity Solutions, and Consulting Services and Products.

Communications Management

WidePoint, through its wholly-owned subsidiaries iSYS LLC (“iSYS”) and WidePoint Solutions Corp. (“WSC”), utilizes its extensive experience working with government and commercial enterprises to develop well-managed solutions that take the pain out of managing wireless and wireline telecommunications (“telecom”) expenses and devices. A key to our success is providing a single source from which to manage all the telecom assets of our clients.

At the core of our approach is a set of software tools and comprehensive databases of all of our client’s telecom assets located throughout their organization which can be accessed through our proprietary web-based portal. This approach allows our clients to take an overall look at their communication assets and identify issues that impact the business model. We use this information to establish a standard process that focuses on the goals of the entire organization rather than counter-productive individual desires that often occur with personal communication devices. We also offer a “Bands of Minutes” approach that takes advantage of bulk savings for our clients by utilizing all available voice, data, and message plans offered by the carriers, so our clients only pay for the services they utilize on a monthly basis. This approach allows us to have discretion in selecting and procuring products/services that best fit the users of the devices. Our approach enables our clients to effectively manage their current inventory and control new procurements. We provide a variety of reports that provide data for ongoing periodic reviews and strategic decision-making.

We also provide secured solutions for our clients’ valuable telecom assets. We believe that telecom resources are extremely valuable assets to our clients’ organizations – valuable both in terms of equipment and information capture. With a strong record of working with some of the most sensitive government and corporate clients, we build solutions that ensure the privacy of both corporate and personal information. Our centralized approach helps to prevent security breaches and ensure that information resides within our client’s organization instead of within individual user populations. We find that our telecom services generally save our clients 30% to 65% of their current communications costs.

Cybersecurity Solutions

WidePoint, through our wholly-owned subsidiaries Operational Research Consultants (“ORC”), Protexx Technology Corporation (“PROTEXX”), and Advanced Response Concepts Corporation (“ARCC”), delivers compliant identity management solutions critical to our customers’ successes. We are positioned at the forefront of implementing these key solutions. Our clients get the strength and experience of a premier organization in the identity assurance (“IA”) industry. We believe we implement a system that is right the first time and ready to support our clients through the life cycle of identity management solutions.

We believe a trusted digital identity, protection of data in motion, IA and the various tools, infrastructure, and methods to safeguard and protect digital information is critical in today’s information age. WidePoint has operational experience and subject matter expertise in all facets of identity proofing, credential issuing and public key technology. With respect to electronic communications, businesses need identity assurance for commercial enterprises such as e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital signature enablement.

WidePoint’s wholly-owned subsidiary, ORC, is certified by the federal government to facilitate public access to the services offered by government agencies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov, General Services Administration (“GSA”) and participating federal government agencies. These credentials can be used to:

▪	Authenticate to government and organization websites containing “Sensitive But Unclassified information.”

▪	Contract for the purchase of goods or services.

▪	Verify the identity of electronic mail correspondents.

▪	Verify the identity of web/application servers.

▪	Verify the identity of individuals accessing data servers.

▪	Verify the integrity of software and documents posted on data servers.

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

IT Architecture and Planning

We offer IT architecture and planning services to ensure that our clients get the most from their IT investments. Our experience enables us to help our clients make important decisions that align IT with business goals and objectives. Our approach is to be our client’s strategic advisor without vendor or technology specific bias in the areas of: IT Strategic planning; Software selection; and Project management.

System Integration Services

Our system integration services team provides our clients with the creative and technical expertise needed to execute projects of any size. Our consultants follow a rapid, iterative methodology that provides benefits and reduces the risks typically associated with system integration projects. We possess specific competencies and experience in the areas of: Application development; Application integration; and Business intelligence.

IT Outsourcing

Within today’s business environment, less time spent worrying about the IT needs of our clients means more time spent on the success of the core activities of their businesses. Our IT Outsourcing specialists work with our clients to develop a customized solution that cost effectively provides for their IT needs. We specialize in the areas of: Infrastructure management; Applications management; and IT strategic planning.

Information Assurance (IA)

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

▪	Certification and Accreditation

▪	Security Architecture Design

▪	System Security Planning

▪	Security Risk Assessment and Mitigation Planning

▪	Vulnerability Testing and Remediation

▪	Customizable IA plans and processes to correspond to customer needs

▪	Continuity of Operations Planning

Forensic Informatics

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

For additional financial performance information related to our three business segments and operational entities, see our Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of our consolidated financial statements included in this Annual Report on Form 10-K.

Business Growth Strategy

Our objective is to grow our business profitably as a premier technology-based provider of product and service solutions to both the government or public sector and the private or commercial markets with an emphasis placed on growing in two managed services segments: Communications Management and Cybersecurity Solutions. We believe that there may also be a convergence between these two strategic segments in the future as more devices and technologies become “cloud” or internet enabled, requiring the management of devices to require greater security enabled options. Our strategies for achieving our objective to grow and support these two converging segments include the following:

1.	Retain and Expand Existing Customer Base

We intend to continue to deliver product and service solutions to meet or exceed customer expectations and recommend additional product and service solutions that will meet the business objectives of our customers.

2.	Attract New Customers by Referral and Expertise

Many of our professional staff work on-site with our customers or work in close proximity to our customers and we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements. We intend to leverage our long-term relationships with our existing customers to reach prospective customers in our target market. We also intend to use of reputation within the federal, state and local government agencies and corporate customers to attract new customers.

3.	Targeting High Growth Segments of the Market

We believe because of increased focus on efficient use of financial resources in the public and private sectors it creates an opportunity for continued growth in identity management services and communications based management services. Our ability to deliver savings may present additional opportunities to provide management and delivery of advanced technology solutions for enterprise applications and information systems.

4.	Preparing our Infrastructure for Growth

We continue to develop our operational competencies and disciplines to allow us to both support existing and growth opportunities. We will continue to develop our sales and marketing infrastructure and channels to improve our reach in our target marketplace. We will continue to strengthen our financial infrastructure to support the general and administrative requirements attributable to our growth strategies.

5.	Attracting, Training and Retaining Highly Skilled Professionals

We continue to attract, train and retain skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse challenging assignments.

6.	Pursuing Strategic Acquisitions

We have broadened our domain expertise and service offerings through the acquisition of highly specialized companies. We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base, but we will also selectively pursue strategic acquisitions of businesses that can cost-effectively broaden further our domain expertise and service solutions to our customers and allow us to establish relationships with new customers.

Fiscal 2010 and 2011 Strategic Acquisitions

Fiscal 2010

Advanced Response Concepts Corporation (ARCC). On January 29, 2010, the Company, together with its wholly-owned subsidiary, ARCC, entered into an Asset Purchase Agreement with Vuance, Inc. ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division. The purchased assets include, but are not limited to, the operation by Vuance of IA and priority resource management solutions; crime scene management and information protection, and other activities related or incidental thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets.

Fiscal 2011

Avalon Global Solutions, Inc. (AGS). On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), a Delaware corporation, entered into an Asset Purchase Agreement with AGS. The assets purchased by WSC include, but are not limited to, customer contracts and relationships; assembled workforce talent and expertise necessary to manage the telecommunications and consulting operations and integral internally developed software upon which managed services are delivered.

See Note 8 to the consolidated financial statements for additional information regarding these strategic acquisitions.

Clients

The majority of our revenues for 2011 and 2010 were derived from contracts and projects with U.S. federal government agencies and U.S. federal government contractors. Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S. Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. The following table sets forth our significant customers and the percentage of our revenue derived from each for the years ended December 31:

	2011	2010
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	23%	21%
Department of Homeland Security (“DHS”)	27%	19%
Washington Headquarters Services (“WHS”)	3%	11

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, with the recent strategic acquisition of AGS communications management business we expect increased diversification of our revenue from the acquired commercial customer contracts and less dependence on contracts with the federal government.

Marketing and Sales

We focus our sales and marketing efforts on targeting federal, state and local government agencies and corporate clients with significant and/or critical mobile telecom expense management budgets and requirements, U.S. federal agencies and large corporate user groups requiring identity management compliant solutions for logical and physical access to federal installations and systems, and large corporate users with significant IT budgets and requirements. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries. The direct sales force, in concert with our engagement and operations managers, is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (GWACS), Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts, and Blanket Purchase Agreements (BPAs) based upon GSA Schedule rates. Our major prime contracts are with various departments of the DoD, the TSA, the DHS, the Centers for Disease Control (“CDC”), and Customs and Border Protection (“CBP”). We also hold a number of ID/IQ contracts that extend our capability to expand our revenue base, including, but not limited to:

▪	The General Services Administration (“GSA”) contracts for the Federal Strategic Sourcing Initiative (FSSI) for Telecommunications Expense Management (“TEM”), Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (“PES”), the Solutions and More (“SAM”), Streamlined Technology Acquisition Resources for Services (“STARS”), and the IT Schedule – 70.

▪	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS”) 3 contract.

▪	The SeaPort-e Contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers and the Naval Undersea Warfare Centers.

▪	The Defense Intelligence Agency Solutions for the Information Technology Enterprise (SITE) contract to provide information technology services and capabilities to the Defense Intelligence Agency, the Military Services, the U.S. Coast Guard, the Combatant Commands, the Joint Reserve Intelligence Program, and other Defense and non-Department of Defense departments or Agencies with intelligence missions, or that use intelligence information systems.

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

Our key competitors in our Communications Management segment within the U.S. federal marketplace currently include: Avalon Global Solutions, Inc. (which we recently acquired), Profitline (which was acquired by Tangoe, Inc.), and Rivermine (which was acquired by IBM). We believe that the major competitive factors in the federal marketplace are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management personnel with domain expertise. Our key competitors in the commercial marketplace other than the above-named competitors are a large number of small-sized participants, as the marketplace is presently fragmented. The key competitive factors in the commercial marketplace are the same as in the federal marketplace with an added focus on cost-effective pricing of services.

Our key competitors in the Cybersecurity Solutions segment currently include a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in this segment are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

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

Research and Development

We engage in certain research and development activities to develop customized software, IT and other appropriate products and solutions for customers in each of our business segments. In developing customized products and solutions for our customers, we work closely with our customers and are responsive to their feedback throughout the process. In addition, we have acquired assets in research and development through our strategic acquisitions. While we do engage in research and development of products and services, including customized software products for our customers, we did not have material research and development expenses in 2011 or 2010.

Intellectual Property

Our intellectual property arising from research and development activities primarily consists of three patents, which we acquired from our acquisition of the assets of Vuance’s U.S. based operations that form our ARCC subsidiaries, and of various other tools and methodologies developed for use in application development solutions. The services, described above, define the system and process intellectual property that allows us to be the leader in our markets. In addition, ORC holds a patent for a digital parsing tool that provides a secure repository gateway that will allow users, including first time users, the ability to immediately establish and access accounts by presenting their certificates to a directory validated by the gateway. In this manner, we rely upon a combination of trade secrets, copyright and trademark laws, and contractual restrictions to establish and protect the ownership of our proprietary methodologies. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients.

Personnel

As of December 31, 2011, we had a total of 163 employees with 107 full-time employees and 56 part-time employees, which includes 65 full-time and 46 part-time employees which were added as a result of our recent strategic acquisition of AGS communications management business on December 31, 2011. Company-wide we periodically engage additional consultants and employ temporary employees.

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

Available Information

Our internet address is www.widepoint.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. PROPERTIES.

All of the Company’s property locations, except for the iSYS call center which has a mortgage obligation of approximately $500,000, are subject to lease agreements. WidePoint believes that it can obtain additional facilities required to accommodate its projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

The following represents the Company’s property locations at December 31, 2011:

Entity Name	Street Address	City, State Zip Code
Corporate Executive Offices	18W100 22nd Street Suite 124	Oakbrook Terrace, IL 60181
WPIL Consulting Office	18W100 22nd Street Suite 124	Oakbrook Terrace, IL 60181

iSYS Principal Office	7926 Jones Branch Drive, Suite 520	McLean, VA
iSYS Call Center	101 Green Meadows Drive South	Lewis Center, OH 43035

ORC Principal Office	11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030
ORC Satellite Office	1736 South Park Court, Suite 201	Chesapeake, VA 23320

ARCC Facility	213 School St., Suite 301	Gardner, MA

The following table sets forth the property location added as a result of the asset purchase transaction by WidePoint Solutions Corp. with Avalon Global Solutions, Inc. at December 31, 2011:

Entity Name	Street Address	City, State Zip Code
WSC Principal Office	2 Eaton Street Suites 800/807	Hampton, VA 23669
WSC Sales and Operations Office	5950 Canoga Avenue, Suite 500	Woodland Hills, CA 91367
WSC Sales Office	220 South Main St.	Royal Oak, MI 48067
WSC Logistics Office	104 Cude Lane	Madison, TN 37115
WSC Application Development Office	280 Pinehurst Avenue Suite B	Southern Pines, NC 28387
WSC Satellite Office	2010 Corporate Ridge, Suite # 762	McLean, VA
WSC Satellite Office	1850 Towers Crescent Drive, Suite #1031	Vienna, VA 22182
WSC Data Center	8801 Park Central Drive, Suite 200	Richmond, VA 23227

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

The Company’s Common Stock trades on the NYSE Amex under the symbol “WYY” and the Frankfurt and Berlin exchanges under the symbol “ZMX”. The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE Amex for each of the periods indicated:

Fiscal 2011	High	Low
Fourth quarter	$0.94	$0.69
Third quarter	$0.95	$0.67
Second quarter	$1.22	$0.75
First quarter	$1.48	$1.21

Fiscal 2010	High	Low
Fourth quarter	$1.42	$1.15
Third quarter	$1.18	$0.72
Second quarter	$1.22	$0.75
First quarter	$0.80	$0.63

As of the close of business on March 27, 2012, there were 155 registered holders of record of the Company’s Common Stock.

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

The Company repurchased no shares of its Common Stock during the fourth quarter of 2011.

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

Executive Overview

WidePoint Corporation was incorporated on May 30, 1997 under the laws of the state of Delaware. WidePoint Corporation is a provider of advanced, federally certified and other customized technology-based products and solutions to both the public and private sectors. The Company’s products and services generate the following types of revenue for the Company:

Managed services

▪	Telecommunication device asset management and portal helpdesk support
▪	Telecommunications device and service help desk user support
▪	Telecommunication device repair and replacement program
▪	Telecommunication invoice management and bill payment
▪	Software as a Service branded portal user access fees
▪	PKI software certificate credentialing fees

Value added reseller services

▪	Third party hardware/software purchases and maintenance resale
▪	Telecommunication device procurement and accessory resale
▪	Carrier provided re-billing of services offered as “bands of minutes” and/or rebilling of wireless minutes to customers.

Consulting services

▪	Telecommunication expense audits
▪	Network communication assessments
▪	Communications carrier scope of work and contract negotiations
▪	IT architecture and planning
▪	Systems integration
▪	IT outsourcing services

The Company’s full range of product and service solutions are delivered through its three business segments as described as follows:

Communications Management: iSYS and WSC collectively provide to both federal and commercial customers wireline and wireless Communications Management services, permission based auditing, network communication assessments, communications carrier scope of work and contract negotiations, asset management and replacement, and other related information assurance services. iSYS and WSC has significant combined experience within the federal and commercial space and have been diversifying their reach into Fortune 500 companies headquartered throughout the continental United States and internationally.

Cybersecurity Solutions: ORC provides both public and private sector customers with federal government compliant information and identity assurance management solutions consisting of identity proofing and credentialing through its internally-developed proprietary Public Key Infrastructure (PKI) technologies. We believe that ORC has been at the forefront of implementing Public Key Infrastructure (PKI) technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. PKI technology is rapidly becoming the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government. ARCC provides state governments and commercial businesses with secure critical response management solutions designed to improve coordination within emergency services and critical infrastructure agencies. Protexx specializes in identity assurance and mobile and wireless “data-in-motion” protection services.

Consulting Services and Products: ORC procures hardware, software and maintenance through third party vendors and resells these products and services to its federal government customers. WPNBIL operates in conjunction with WidePoint IL and provides IT architecture and planning, software implementation and IT outsourcing services to the U.S. government or as a subcontractor through large commercial businesses.

For additional information related to our three business segments, see Note 14 to our consolidated financial statements in this Annual Report on Form 10-K.

Current Trends, Economic Environment and Outlook

Our target market is characterized by rapid technological change and frequent new product and service offerings. Our largest competitors are expanding their service offerings through targeted acquisitions of specialty IT companies. There are high barriers to entry into our market space due to the specialized technical nature of our products and services delivered and scalability is essential to operating profitably. Business development requires significant expertise and deep federal and commercial networks to compete effectively against more established companies.

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

The federal government’s fiscal year ends September 30th and if a budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements that we are working on until a budget has been approved. Congressional Budget “Continuing Resolutions”, which provide for funding of Federal Agencies at prior year spending levels may impact new awards and cause us to realize lower revenues until such time as the Federal Budget process for the fiscal period has been completed. Further, a change in senior government officials may negatively affect the rate at which the federal government purchases the services that we offer. As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful.

Our commercial customer base is sensitive to general economic conditions and regulatory and legislative actions that may affect their domestic and/or international operations. We continue to evaluate domestic and international market conditions as any significant decline in economic activity may negatively affect the financial condition of our customers and conversely their willingness to purchase additional products and services. Although there appeared to be improved domestic and international market conditions through fiscal 2011, there has not been a full recovery to pre-recessionary levels and there remains uncertainty with regard to the stability of our fragile domestic recovery in fiscal 2012. Clearly there remain many challenges to address both domestic and international regarding weak long term job creation, volatile consumer confidence, uncertain consumer behavior, an uncertain real estate market and regulatory and legislative environment as we approach the presidential election year.

We remain focused on continued retention and expansion of services to our existing customer base and attracting new customers in the government and commercial sectors. At the end of fiscal 2011, we increased our reach in the commercial sector with the Avalon Global Solutions, Inc. (“AGS”) asset purchase completed through our wholly-owned subsidiary WidePoint Solutions Corp. In fiscal 2012, our consolidated revenue base will be more diversified between government and commercial clients. We intend to cross-sell additional services to AGS’s existing customer base and leverage our existing customer relationships to reach new customers worldwide. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings.

We remain focused on efficient use of our infrastructure, optimizing our operating costs and centralizing certain functions and procedures during fiscal 2012. Our profitability depends upon both the type and volume of services performed and the Company’s ability to efficiently manage costs.

Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

As a significant portion of our recurring cost structure is labor-related, we must effectively manage these costs to achieve and grow our profitability.  Another significant portion of our cost structure includes our airtime plans and other vendor-related offerings under our Communications Management services. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant compensation with increases in consultant fees received from its clients.

Critical Accounting Policies and Estimates

Refer to Note 1 to the consolidated financial statements for a summary of the Company’s significant accounting policies referenced, as applicable, to other notes. The following chart provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

Intangible Assets

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The application of purchase accounting to a business acquisition requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The Company recognizes the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.	The fair values of the intangible assets purchased were determined using a combination of valuation techniques consistent with the market approach and the income approach.

	When preparing discounted cash flow models under the income approach, the Company estimates future cash flows using the reporting unit’s internal five year forecast and a terminal value calculated using a growth rate that management believes is appropriate in light of current and expected future economic conditions. The Company then applies a discount rate to discount these future cash flows to arrive at a net present value amount, which represents the estimated fair value of each intangible. The discount rate applied approximates the expected cost of equity financing, determined using a capital asset pricing model. The model generates an appropriate discount rate using internal and external inputs to value future cash flows based on the time value of money and the price for bearing the uncertainty inherent in an investment.	The Company has approximately $5.4 million of purchased intangibles as of December 31, 2011. The fair value of each of the Company’s intangibles continue to generate positive returns and is above its carrying value; accordingly, the Company has concluded its purchased intangibles is not impaired at December 31, 2011. The Company could be exposed to increased risk of recoverability to the extent revenue estimates may not support the recovery of purchased intangible assets

Revenue Recognition

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Our wireless mobility invoice management and payment services requires the Company to purchase bands of minutes, text messaging and data services from large carriers and optimizes these services for its mobile customers.	The Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. We establish pricing for our customer contracts. For arrangements in which we do not have such credit risk we recognize revenues and related costs on a net basis	If estimated carrier services and equipment costs are significantly different or estimated device counts are not accurate it could materially affect the estimated revenues and related costs reported and trends.

Our proprietary Public Key Infrastructure (PKI) credentialing service is delivered as an on demand managed service and is sold on an individual basis or in a bulk transaction. PKI credentials involve the sale of an software certificates issued by the Company.	Revenue is recognized from the sales of credentials upon issuance. Pricing for certificates issued by the Company are based on third party evidence of value. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered.	If actual certificate issuance counts are not accurate on a cumulative basis it could after the recognition of credential sales

We procure and resell telecommunication services and devices to the customer and recognizes revenue upon receipt of inventory and bills the customer at cost plus applicable contractual fees earned.	The Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. For arrangements in which we do not have such credit risk we recognize revenues and related costs on a net basis	If our ability to exercise discretion in selecting communications carriers, rate plans or devices changes it could significantly affect the amount of reported revenues and related costs and revenue trends

We provide a variety of telecommunication management consulting services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric. Contingent-fees are highly subjective and may be subject to adjustment in the event the customer does not agree with the determination	Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing	If expected savings are significantly below actual savings it could significantly affect reported revenues and result in margin compression

We procure and resell third party hardware/software products and maintenance services under cost-reimbursable contracts. Timing of the sale may require us to make a material estimate of earned revenues and related costs for which final invoicing has not yet been received	Revenue and related costs are recognized on a gross basis as the Company bears significant risk as it exercises significant discretion in establishing technical requirements and choosing equipment. Pricing is based on Third Party Evidence of Value (“TPE”). Hardware elements are separately procured and priced through third party vendors who deal in such equipment.	If estimated hardware/software and/or maintenance costs are significantly different from actual t could materially affect the estimated revenues and related costs reported and trends.

Goodwill

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Goodwill represents the excess of acquisition cost of an acquired company over the fair value of assets acquired and liabilities assumed. In accordance with GAAP, goodwill is not amortized but is tested for impairment at the reporting unit level annually at December 31 and between annual tests if events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The Company assigns goodwill to its reporting units for the purpose of impairment testing. A reporting unit is defined as either an operating segment or a business one level below an operating segment for which discrete financial information is available that management regularly reviews.

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.	Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques, such as the market approach (earnings multiples or transaction multiples for the industry in which the reporting unit operates) or the income approach discounted cash flow methods). The fair values of the reporting units were determined using a combination of valuation techniques consistent with the market approach and the income approach.

	When preparing discounted cash flow models under the income approach, the Company estimates future cash flows using the reporting unit’s internal five year forecast and a terminal value calculated using a growth rate that management believes is appropriate in light of current and expected future economic conditions. The Company then applies a discount rate to discount these future cash flows to arrive at a net present value amount, which represents the estimated fair value of the reporting unit. The discount rate applied approximates the expected cost of equity financing, determined using a capital asset pricing model. The model generates an appropriate discount rate using internal and external inputs to value future cash flows based on the time value of money and the price for bearing the uncertainty inherent in an investment.	The Company has approximately $18.2 million of goodwill as of December 31, 2011. The fair value of each of the Company’s reporting units is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2010. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

Allowance for Doubtful Accounts

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Allowances for doubtful accounts relating to commercial accounts receivable and unbilled accounts receivable represent management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. There have not been historical losses on government accounts receivable	Trade accounts receivable are written off when management deems amounts to be uncollectible and is generally determined by the number of days past due. Trade accounts receivable are generally written off no later than 180 days past due. Receivables in bankruptcy or owed by deceased individuals are written off upon notification. Recoveries of receivables are recognized on a cash basis	To the extent historical credit experience updated for emerging market trends in credit is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. The process of determining the allowance for doubtful accounts requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions

Share-Based Compensation

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The Company issues share-based compensation awards to company employees upon which the fair value of awards is subject to significant estimates made by management.	The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2011. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant	To the extent historical volatility estimates, risk free interest rates, option terms and forfeiture rates updated for emerging market trends is not indicative of future performance it could differ significantly from management’s judgments and expectations on the fair value of similar share-based awards, resulting in either higher or lower future compensation expense, as applicable. The process of determining fair value of share-based compensation requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions

Accounting for Income Taxes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax asset will not be realized	Since deferred taxes measure the future tax effects of items recognized in the financial statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information	Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset (including our utilization of historical net operating losses), the Company records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company’s senior management has reviewed these critical accounting policies and related disclosures with its Audit Committee. See Note 1 to consolidated financial statements, which contain additional information regarding accounting policies and other disclosures required by U.S. GAAP.

Recently Adopted Accounting Standards

Supplementary Pro Forma Information for Business Combinations – In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires that the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update in the fourth quarter of 2011 in connection with a business combination.

Results of Operations

Year Ended December 31, 2011 Compared to the Year ended December 31, 2010

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Management does not analyze assets for decision making purposes as it is not a significant factor. Accordingly, information is not available for long-lived assets or total assets.

	For the Year Ended December 31, 2011
	Communications	Cyber
	Management	Security	Consulting	Corporate	Total

Revenues	$23,813,476	$6,515,141	$11,043,873	$-	$41,372,490
Income (loss) from operations	2,056,335	1,105,622	(612,050)	(2,444,734)	105,173
Net interest income (expense)	-	-	-	(56,745)	(56,745)
Net other income (expense)	-	-	-	(608)	(608)
Net income before provision for income taxes	2,056,335	1,105,622	(612,050)	(2,502,087)	47,820
Net income tax benefit	-	-	-	199,046	199,046
Net income	$2,056,335	$1,105,622	$(612,050)	$(2,303,041)	$246,866

	For the Year Ended December 31, 2010
	Communications	Cyber
	Management	Security	Consulting	Corporate	Total

Revenues	$26,553,703	$10,645,918	$13,613,155	$-	$50,812,776
Income (loss) from operations	2,139,613	3,599,177	19,659	(2,954,129)	2,804,320
Net interest income (expense)	-	-	-	(71,612)	(71,612)
Net other income (expense)	-	-	-	-	-
Net income before provision for income taxes	2,139,613	3,599,177	19,659	(3,025,741)	2,732,708
Net income tax benefit	-	-	-	3,648,146	3,648,146
Net income	$2,139,613	$3,599,177	$19,659	$622,405	$6,380,854

Revenues

Consolidated revenues for the year ended December 31, 2011, were approximately $41.4 million, a decrease of $9.4 million, as compared to revenues of approximately $50.8 million for the year ended December 31, 2010. This decrease was materially a result of the deferral of anticipated awards attributable to the U.S. Federal Government budget and debt ceiling issues, which negatively affected the issuance of several task orders and contracts, along with a reduction in billable calling minutes as we have shifted our focus towards a mix of higher margin managed services within our Communications Management segment.

Communications Management segment revenues for the year ended December 31, 2011, were approximately $23.8 million, a decrease of $2.8 million, as compared to revenues of approximately $26.6 million for the year ended December 31, 2010. This decrease was predominantly related to a reduction in billable calling minutes and billable services provided to Washington Headquarter Services (“WHS”) that was not fully offset by increases in work attributable to the expansion with other customers and new contract awards entered into during fiscal 2011. We are presently pursuing several significant service contract award opportunities at a number of federal agencies and we also initiated a new strategy to expand into state and local municipalities and commercial enterprises through strategic acquisitions and by utilizing intermediary sales channels, as well as expanded direct sales efforts that will expand our reach beyond the federal sector and help support the long-term growth of this segment.

Cybersecurity Solutions segment revenues for the year ended December 31, 2011, were approximately $6.5 million, a decrease of $4.1 million, as compared to revenues of approximately $10.6 million for the year ended December 31, 2010. This decrease was primarily the result of the deferral of anticipated awards attributable to the U.S. Federal Government budget and debt ceiling issues which negatively affected the issuance of several task orders and contracts. We anticipate segment growth will be driven by a recent directive 11.11 issued by the U.S. Office of Management and Budget (OMB) which mandates near term utilization of approved public key infrastructure certificates to access federal government sites. We anticipate that this mandate could potentially affect over 300,000 civilian contractors that require periodic and recurring access to conduct their work. This mandate will be phased in through 2012. Similarly, the U.S. Department of Justice (DOJ) Joint Personnel Adjudication System (JPAS) and the National Security Agency’s Acquisition Resource Center (ARC) have announced that compliance will be required in 2012. We anticipate that other gateways may also require compliance to satisfy the requirements of OMB 11.11. We have entered into a number of strategic alliance with partner’s that facilitate access to various federal agencies and their related technology infrastructures in order to take advantage of these identity management implementation mandates. We believe these new partnerships provide additional reach to meet our growth objectives.

Consulting Services and Products segment revenues for the year ended December 31, 2011, were approximately $11.0 million, a decrease of $2.6 million, as compared to revenues of approximately $13.6 million for the year ended December 31, 2010. This decrease was to the net result of improvements by our commercial consulting activities, which were then more than offset by a decrease in our federal government related consulting and reselling activities in fiscal 2011. We anticipate moderate growth in this segment given the nature and variability of the products and services we offer. Future performance and the continuity of growth may prove erratic from period to period.

Cost of Revenues

Consolidated cost of revenues for the year ended December 31, 2011, were approximately $32.1 million (or 77% of consolidated revenues), a decrease of $5.4 million, as compared to cost of revenues of approximately $37.5 million (or 74% of consolidated revenues) for the year ended December 31, 2010. Cost of sales increased as a percentage of consolidated revenues primarily due to a lower percentage of higher margin cybersecurity services and a higher percentage of lower margin consulting products and services. We anticipate improvements in our costs of sales as we pursue delivery of higher margin services and products. At times, the fluctuation in our lower margin services offered through our consulting services and products and our communications management segments may cause variability in our cost of sales.

Gross Profit

Gross profit for the year ended December 31, 2011 was approximately $9.2 million (or 22% of revenues), a decrease of $4.1 million as compared to gross profit of approximately $13.3 million, or 26% of revenues, for the year ended December 31, 2010. Gross profit declined as a result of a lower percentage of higher margin revenues.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2011 were approximately $1.5 million (or 3.6% of revenues), as compared to approximately $1.8 million (or 3.6% of revenues), for the year ended December 31, 2010. The decrease is primarily attributable to a decrease in business development activities for new customer contracts, recruiting costs to attract and retain new personnel, consultants, and costs to exhibit tradeshows and conferences to reach our target market.

General and Administrative

General and administrative expenses for the year ended December 31, 2011 were approximately $7.5 million (or 18% of revenues), a decrease of approximately $0.9 million, as compared to $8.4 million (or 17% of revenues), for the year ended December 31, 2010. This decrease was attributable to our internal efforts to strengthen our infrastructure and centralize certain functions to support a growing infrastructure. As we expand the business these costs may increase on an absolute dollar basis, but on a percentage basis these costs should stabilize and/or fall.

Depreciation Expense

Depreciation expense, net of depreciation in cost of revenues, for the year ended December 31, 2011 was approximately $211,000 (or less than 1% of revenues), an increase of approximately $9,000, as compared to approximately $202,000 of such expenses (or less than 1% of revenues), recorded by the Company for the year ended December 31, 2010. The increase in depreciation expenses for the year ended December 31, 2010 was primarily attributable to the increased pool of depreciable assets.

Interest Income (Expense)

Interest income for the year ended December 31, 2011 was approximately $13,000 (or less than 1% of revenues), a decrease of approximately $5,000 as compared to approximately $18,000 (or less than 1% of revenues) for the year ended December 31, 2010. The decrease in interest income in 2011 was primarily attributable to lower interest rates payable on bank accounts in comparison to 2010. Interest expense for the year ended December 31, 2011 was approximately $69,000 (or less than 1% of revenues), a decrease of approximately $21,000 as compared to approximately $90,000 (or less than 1% of revenues) of interest expense for the year ended December 31, 2010. The decrease in interest expense in 2011 was primarily attributable to lesser expenses associated with the debt instruments issued by the Company in connection with the acquisition of iSYS. We expect interest expense to rise due to debt incurred to fund the asset purchase of Avalon Global Solutions, Inc. at the end of the fourth quarter of 2011.

Income Taxes

Income tax benefit for the year ended December 31, 2011 was approximately $199,000 (or less than 1% of revenues) as compared to an income tax benefit of approximately $3.6 million (or approximately 7% of revenues) for the year ended December 31, 2010. The company analyzed its ability to utilize net operating losses currently recorded as deferred tax assets and based on this analysis determined that it was more likely than not that the Company would be able to utilize its net operating losses in future periods.

Net Income

As a result of the above, the net income for the year ended December 31, 2011 was approximately $247,000, a decrease of $6.1 million, as compared to the net income of approximately $6.4 million for the year ended December 31, 2010.

Liquidity and Capital

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s primary sources of liquidity for the year ended December 31, 2011 were cash and cash equivalents, accounts receivable and unbilled receivables. The Company’s operating liabilities are largely predictable and consist of vendor and payroll obligations. At December 31, 2011, the Company’s net working capital was approximately $2.4 million representing a decline in net working capital of approximately $3.6 million compared to the same period a year ago. The decrease in net working capital in fiscal 2011 is principally attributable to cash used to finance the asset purchase of AGS on December 31, 2011.

The Company’s operations require substantial working capital to fund the future growth of its business and move forward with sales and marketing efforts, and planned capital expenditures. At December 31, 2011, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards in any of our segments. The Company has an available revolving line of credit up to $8.0 million to fund operations and expansion activities. At December 31, 2011, there were no borrowings against this available revolving line of credit.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2011 operating cash flow was approximately $1.4 million, as compared to approximately $1.7 million the same period last year.  There were no significant changes in customer collections or change in settlement terms of vendor liabilities. Cash portions of the earnout payable to the former owner of iSYS of approximately $296,000 and $446,000, are included in the accrued expenses at December 31, 2011 and 2010, respectively.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary Communications Management applications and PKI software certificate credentialing managed services. For the year ended December 31, 2011, cash used in investing activities was approximately $8.7 million compared to approximately $2.1 million in the same period last year. The increase in cash used in investing activities principally related to the December 31, 2011 asset purchase of AGS by the Company’s wholly-owned subsidiary WSC. For the year ended December 31, 2010 our investment activities principally consisted of investments in technology equipment and additional investment in software development for our Cybersecurity segment.

Cash provided by financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the year ended December 31, 2011, cash provided by financing activities was approximately $3.6 million compared to approximately 41,000 in the same period last year. The increase in borrowings principally related to debt financing consisting of a $4.0 million bank term note which was used to finance the remaining cash portion of the AGS asset purchase on December 31, 2011.

We believe our current cash position and available line of credit is sufficient to meet planned capital expenditures and working capital requirements through 2012. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services. However, constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

Over the longer term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. The Company must also continue to generate positive cash flows to support our debt service and the continued pay down of our outstanding term note. Additionally, a major expansion might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the existence of the material weaknesses as of December 31, 2011, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

▪	Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

▪	Inadequate Policies & Procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

▪	Lack of sufficient subject matter expertise. Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to section 989G(c) of the Dodd-Frank Act of 2009 from obtaining an auditor attestation of its internal control assessment under Section 404(a) of the Sox Act of 2002.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2011 fiscal period.

Management has formulated and continued to implement a remediation plan that will continue through the end of fiscal 2012, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; (ii) automating certain manual transactions, centralizing operational accounting and preparation of financial reporting schedules; (iii) minimizing manual transactional reporting; (iv) establishing training and education content for select members of our operational and financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 27, 2012:

Name	Age	Position

Steve L. Komar	70	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	48	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Ronald S. Oxley	65	Executive Vice President – Business Development, and Director
James Ritter	67	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	68	Director, Chairman of the Audit Committee
Otto Guenther	70	Director
George Norwood	69	Director
Daniel E. Turissini	52	Chief Technology Officer and Chief Executive Officer and President – Operational Research Consultants, Inc.
Jin Kang	47	Chief Executive Officer and President of iSYS LLC
Michael Mansouri	60	Chief Executive Officer of WidePoint Solutions Corp.

Steve L. Komar has served as a director since December 1997 and became Chairman of the Board in October 2001. Mr. Komar has also served as Chief Executive Officer since December 2001. From June 2000 until December 2001, Mr. Komar served as a founding partner of C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. From 1980 to 1991, Mr. Komar served in a number of financial management positions with CitiGroup, including the role of Chief Financial Officer of Diners Club International and Citicorp Information Resources, respectively. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Master’s Degree in Finance from Pace University. Mr. Komar serves on the Board of Directors for a term expiring at the 2014 Annual Meeting of Shareholders.

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

Ronald S. Oxley has served as a director since his appointment on August 15, 2006. In addition, he also became the Executive Vice President – Business Development for the Company in May 2008. Prior to the commencement of his employment with WidePoint, he has had a distinguished career within industry and the U.S. federal government. His industry experience, in part, includes serving as President of L3 Communications Analytics Corporation and as Senior Vice President of Federal Marketing for Litton/PRC. During his U.S. federal government career, he held various senior level executive positions in the Office of the Secretary of Defense and with the Departments of the Navy and Air Force. Ron holds a Master’s of Science Degree in Systems Management from the University of Southern California and a Bachelor of Science Degree in Business Administration from the California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam.

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

Jin Kang serves as the Chief Executive Officer and President of iSYS, a wholly-owned subsidiary of the Company, since our acquisition of iSYS on January 4, 2008. Mr. Kang founded the company in 1999 and has managed iSYS since its inception. Mr. Kang has over 26 years of professional experience in the Federal Government Information Technology Services field. Prior to founding iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang received a Bachelor and a Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

Michael Mansouri has served as the Chief Executive Officer of WSC a wholly-owned subsidiary of the Company, since our strategic acquisition of the Avalon Global Solutions, Inc. (“AGS”) communications management business on December 31, 2011. Prior to the acquisition of AGS Mr. Mansouri served as their Chief Executive Officer. Mr. Mansouri has over 20 years of professional experience in the high tech business sector and corporate finance serving in critical roles such as sales and marketing and channel development, raising capital, building sales channels, scaling companies to profitability, successfully conducting M&A and IPO activities. Prior to joining AGS in 2009, Mr. Mansouri joined OmniTrust Security Systems, as president and CEO in 2002 and sold the company in 2005 to Heisei Denden of Japan. From 2006-2009 Mr. Mansouri served on several advisory boards of start-up companies. From 1999 and 2001, Mr. Mansouri served as chairman, president and CEO of iPass Inc. In 1998, he became COO of broadband services at Teleglobe Business Solutions. a premier provider of global remote access services. From 1985 to 1995 Mr. Mansouri where he held a host of senior management positions in sales and marketing at Sprint International. From 1997 to 1998 Mr. Mansouri was responsible for enhanced data services at Intermedia Communications and led the acquisition of Digex. Mr. Mansouri earned a succession of degrees including B.S. in Computer Science and Statistics from Utah State University, MS in Management Sciences from George Washington University (Omega Rho) and the MIT Sloan School of Management program in corporate strategy.

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

Audit Committee

The Company has an Audit Committee. The members of the Audit Committee are:

▪	Morton S. Taubman (Chair)
▪	James M. Ritter
▪	George W. Norwood

The Audit Committee met 4 times in 2011. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of this Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by WidePoint regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer. The Board has determined that Mr. Taubman, who qualifies as an independent director as defined in the NYSE Amex Company Guide, satisfies the “financially sophisticated” requirements set forth in the NYSE Amex Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2011, all such Forms 3 and Forms 4 were filed on a timely basis, except for two late Form 4’s filed by Jin Kang.

ITEM 11. EXECUTIVE COMPENSATION.

The following table contains information about the Chief Executive Officer and the four other most highly paid executive officers whose total compensation earned during 2011 exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Base Salary ($)	Discretionary Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total Compensation ($)
Steve Komar (3)	2011	230,000	-	-	7,200	237,200
Chairman, President & Chief Executive Officer	2010	192,500	6,750	-	7,200	206,450

James McCubbin (4)	2011	230,000	-	-	6,600	236,600
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2010	192,500	6,750	-	6,600	205,850

Ronald Oxley	2011	180,000				180,000
Executive Vice President, Sales and Marketing	2010	180,000	5,850	-	-	185,850

Dan Turissini (5)	2011	250,000	-	-	-	250,000
Chief Technology Officer and Chief Executive Officer of ORC	2010	250,000	-	-	-	250,000

Jin Kang (6)	2011	250,000	-	-	-	250,000
Chief Executive Officer of iSYS	2010	250,000	72,500	-	-	322,500

(1) There were no options granted to executive officers of the Company during fiscal 2011 or 2010.

(2) For fiscal 2011 includes a monthly home office and phone allowance of $600 for Mr. Komar and Mr. McCubbin.

(3) Mr. Komar’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010. Mr. Komar’s salary increased to $205,000 per annum for the first twelve month period of the employment agreement, and will increase to $230,000 per annum for the second twelve month period of the employment agreement and $255,000 per annum for the optional third twelve month period of the employment agreement.

(4) Mr. McCubbin’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010. Mr. McCubbin’s salary increased to $205,000 per annum for the first twelve month period of the employment agreement, and will increase to $230,000 per annum for the second twelve month period of the employment agreement and $255,000 per annum for the optional third twelve month period of the employment agreement.

(5) Mr. Turissini’s annual salary was increased by $25,000 to a total of $250,000 in July 2009 in connection with the extension of his employment agreement for an additional two years.

(6) Mr. Kang’s annual salary was increased by $25,000 to a total of $250,000 in July 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2011, including the number of shares underlying both vested exercisable and non-vested portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Unvested Shares of Stock (#)	Market Value of Unvested Shares of Stock ($)	Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)

Steve L. Komar, Chairman,	425,000	-		-	$0.07	7/7/2012	-	-	250,000	(2)	$305,000
President & Chief Executive	50,000	-		-	$0.09	4/24/2013
Officer	50,000	-		-	$0.13	12/31/2013
James T. McCubbin, Executive Vice President, Chief Financial	-	-		-	-	-	-	-	250,000	(2)	$305,000
Officer, Secretary and Treasurer		-		-
Ronald Oxley	12,000	-		-	$2.80	8/15/2016	-	-	-		-
Executive Vice President,	50,000	-		-	$0.54	8/15/2016	-	-	-		-
Sales & Marketing	-	250,000	(1)	-	$0.83	7/25/2018	-	-	-		-

Daniel Turissini, Chief Technology Officer and Chief Executive Officer of ORC	470,000	-		-	$0.76	9/14/2015	-	-	-		-
Jin Kang President iSYS, LLC	315,000	-		-	$0.54	1/4/2013	-	-	-		-

(1) Equity option plan award unexercised has a 7-year vesting period.

(2) Equity incentive plan awards unearned represent restricted stock awards which have a 7-year cliff vesting period.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers and sets forth information regarding potential payments upon termination of employment or a change in control of the Company. As of the date hereof, the prior employment agreement between the Company and Ronald Oxley, our Executive Vice President – Business Development and Director, and Dan Turissini, our Chief Technical Officer and Chief Executive Officer of ORC, have expired. The Company is in separate discussions regarding a future compensation arrangement with those executive officers.

Mr. Komar. On August 13, 2010, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President, effective as of July 1, 2010, which replaced Mr. Komar’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010. The new employment agreement has an initial term expiring on June 30, 2012 with one twelve-month renewal option period. The agreement provides for (1) a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board. Mr. Komar voluntarily elected to defer scheduled second year base compensation raise until December 31, 2011.

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

In the event of the death or permanent disability of Mr. Komar, Mr. Komar or his estate will receive a one time payment equal to the amount of base salary owed to Mr. Komar for the remainder of the term as if the employment agreement had not been terminated by Mr. Komar’s disability or death and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years

Mr. McCubbin. On August 13, 2010, we entered into an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, effective as of July 1, 2010, which replaced Mr. McCubbin’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010. The new employment agreement has an initial term expiring on June 30, 2012 with one twelve-month renewal option period. The agreement provides for (1) a base salary of $205,000 for the first year of the term, $230,000 for the second year of the term, and $255,000 for the optional third year of the term, (2) a home office/automobile expense allowance of $500 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors. Mr. McCubbin voluntarily elected to defer scheduled second year base compensation raise until December 31, 2011.

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

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for fees paid and stock option compensation expense recognized by the Company in 2011:

	Fees Earned
	or Paid
Director Name	($)	Total
James Ritter	$12,000	$12,000
Morton Taubman	$12,000	$12,000
George Norwood	$12,000	$12,000
Otto Guenther	$12,000	$12,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% based on 63,226,857 outstanding shares of Common Stock as of March 27, 2012.

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Citigroup Inc., Citigroup Global Markets, Inc.,	3,316,424	5.2%	(1)
Citigroup Financial Products, Inc.
and Citigroup Global Markets Holdings, Inc.
388 Greenwich Street
New York, NY 10013

Samuel Andrew Donaldson and	3,545,799	5.6%	(2)
Janice Smith Donaldson
1121 Crest Lane
McLean, Virginia, 2210

Ilex Partners, L.L.C.,	4,258,356	6.7%	(3)
Steinhardt Overseas Management, L.P., and
Michael H. Steinhardt
650 Madison Avenue, 17th Floor
New York, New York 10022

(1)	Citigroup, Inc, Citigroup Global Markets, Citigroup Financial Products, Inc., and Citigroup Global Markets Holdings, Inc. have no sole voting power in respect of the shares listed above; shared voting power in respect of all shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on February 3, 2012.

(2)	Samuel Andrew Donaldson and Janice Smith Donaldson have no sole voting power in respect of the shares listed above; shared voting power in respect of all shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on March 15, 2011.

(3)	Ilex Partners, L.L.C., Steinhardt Overseas Management, L.P., and Michael H. Steinhardt have no sole voting power in respect of the shares listed above; shared voting power in respect of the shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on February 10, 2012.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 27, 2012 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 63,226,857 shares outstanding as of March 27, 2012.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	1,959,203	3.1%

Morton Taubman (3)	62,000	0.1%

James McCubbin (4)	1,600,203	2.5%

James Ritter (5)	140,500	0.2%

Daniel Turissini (6)	1,192,471	1.9%

Ronald Oxley (7)	133,000	0.2%

Jin Kang (8)	2,923,960	4.6%

Otto Guenther (9)	62,000	0.1%

George Norwood (10)	62,000	0.1%

All directors and officers	7,734,171	12.2%
as a group (9 persons) (11)

____________________________

(1)	Assumes in the case of each shareholder listed above that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)	Includes (i) 641,100 shares owned directly by Mr. Komar, (ii) 525,000 shares subject to exercisable options to purchase shares from the Company, and (iii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly. Does not include 250,000 unvested shares owned directly by Mr. Komar.

(3)	Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(4)	Includes 1,600,203 shares owned directly by Mr. McCubbin. Does not include 250,000 unvested shares owned directly by Mr. McCubbin.

(5)	Includes (i) 65,500 shares owned directly by Mr. Ritter, (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, and (iii) 25,000 shares of Common Stock that may be purchased by him at a price of $0.54 per share through May 11, 2019, under an option granted on May 11, 2009.

(6)	Includes (i) 722,471 shares owned directly by Mr. Turissini, and (ii) 470,000 shares subject to exercisable options to purchase shares from the Company.

(7)	Includes (i) 71,000 shares owned directly by Mr. Oxley, and (ii) 62,000 shares subject to exercisable options to purchase shares from the Company. Does not include 250,000 shares that may be purchased by Mr. Oxley at a price of $0.83 per share until July 25, 2018, pursuant to a stock option granted to him on May 11, 2009.

(8)	Includes (i) 2,503,778 shares owned directly by Mr. Kang, and (ii) 315,000 shares subject to exercisable options to purchase shares from the Company.

(9)	Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(10)	Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(11)	Includes the shares referred to as included in notes (2), (3), (4), (5), (6), (7), (8), (9), and (10), above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	3,602,000	$0.43	4,056,049

Not approved by security holders	-	$-	-

Total	3,602,000	$0.43	4,056,049

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

The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed.

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE Amex definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conduct an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Taubman, Ritter, Guenther, and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE Amex listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2011		2010

Audit and Quarterly Review Fees	$154,196		$134,000

All Other Fees	21,985	(1)	13,200	(2)

Total	$176,181		$147,200

(1), (2) The Company paid non-audit fees in connection with regulatory filing compliance procedures and income tax accounting procedures.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedule

(1) Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 2011 and 2010.

Consolidated Statements of Cash Flow for the Years Ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT No.:

2.1	Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS LLC, and Jin Kang. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock between WidePoint Corporation and Barron Partners LP (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on November 2, 2004.))

10.1	Employment and Non-Compete Agreement between WidePoint Corporation, Operational Research Consultants, Inc and Daniel Turissini.* (Incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.2	Addendum to Employment and Non-Compete Agreement between the Registrant and Daniel E. Turissini, effective as of July 25, 2007. *(Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2007.)

10.3	$2,000,000 Installment Cash Promissory Note, dated January 4, 2008, issued by the Company in favor of Jin Kang. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.4	Employment and Non-Compete Agreement, dated as of January 4, 2008, between the Company, iSYS LLC and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.5	Commercial Loan Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.6	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.7	$5,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.8	Security Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.9	$2,000,000 Promissory Note, dated January 2, 2008, issued by the Company in favor of Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.10	Debt Subordination Agreement, dated January 2, 2008, between the Company and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

10.11	Amendment, dated as of July 25, 2008, between the Registrant and Steven L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.12	Amendment, dated as of July 25, 2008, between the Registrant and James T. McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008).

10.13	Debt Modification Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.14	Commercial Loan Agreement, dated as of March 17, 2009, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 23, 2009)

10.15	Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A filed on August 18, 2009)

10.16	Debt Modification Agreement, dated as of May 25, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2010)

10.17	Debt Modification Agreement, dated as of August 26, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2010)

10.18	Commercial Loan Agreement, dated as of August 26, 2010, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2010)

10.19	Employment Agreement between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.20	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.21	Debt Modification Agreement, dated September 16, 2011, by and among the Registrant, and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2011).

10.22	Asset Purchase Agreement, dated December 30, 2011, by and among the Registrant, Avalon Global Solutions, Inc., Michael Mansouri, Joseph Chopek, David Russie, Mark Goettling, Marshall Weingarden and Steven Rottinghaus. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.23	$1,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.24	$3,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.25	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.26	$8,000,000 Commercial Revolving Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 and 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.27	Credit Security Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.28	Employment Agreement between WidePoint Corporation and Michael Mansouri, dated December 31, 2011.* (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 5, 2012).

101.	Interactive Data Files
101.	INS**+ XBRL Instance Document
101.	SCH**+ XBRL Taxonomy Extension Schema Document
101.	CAL**+ XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF**+ XBRL Taxonomy Definition Linkbase Document
101.	LAB**+ XBRL Taxonomy Extension Label Linkbase Document
101.	PRE**+ XBRL Taxonomy Extension Presentation Linkbase Document

____________________

* Management contract or compensatory plan.

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

WidePoint Corporation

Date:	March 30, 2012	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 30, 2012	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2012	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2012	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 30, 2012	/s/JAMES M. RITTER
James M. Ritter Director

Dated:	March 30, 2012	/s/MORTON S. TAUBMAN
Morton S. Taubman Director

Dated:	March 30, 2012	/s/RON S. OXLEY
Ron Oxley Director

Dated:	March 30, 2012	/s/OTTO GUENTHER
Otto Guenther Director

Dated:	March 30, 2012	/s/GEORGE NORWOOD
George Norwood Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Scottsdale, Arizona

March 27, 2012

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,135,310	$5,816,303
Accounts receivable, net of allowance of $35,684 and $0, respectively	7,884,802	7,794,913
Unbilled accounts receivable	2,715,406	3,059,665
Prepaid expenses and other assets	782,862	473,320
Deferred income taxes	473,430	412,801

Total current assets	13,991,810	17,557,002

NONCURRENT ASSETS
Property and equipment, net	1,336,134	1,241,510
Goodwill	18,193,561	11,329,917
Intangibles, net	5,421,655	1,104,551
Deferred income taxes	3,265,125	3,116,705
Deposits and other assets	81,941	46,455

TOTAL ASSETS	$42,290,226	$34,396,140

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short term notes payable	$100,951	$94,809
Accounts payable	8,418,854	7,725,727
Accrued expenses	1,851,678	2,643,613
Deferred revenue	390,506	294,541
Income tax payable	-	143,450
Current portion of long-term debt	798,319	572,943
Current portion of deferred rent	36,508	20,835
Current portion of capital lease obligations	22,908	44,724

Total current liabilities	11,619,724	11,540,642

Long term debt, net	7,769,143	564,490
Capital lease obligations, net	-	22,908
Fair value of earnout liability	-	153,000
Deferred rent liability, net	65,207	98,702

Total liabilities	19,454,074	12,379,742

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,226,857 and 62,690,873 shares issued and outstanding, respectively	63,227	62,691
Additional paid-in-capital	69,326,705	68,754,353
Accumulated deficit	(46,553,780)	(46,800,646)

Total stockholders' deficit	22,836,152	22,016,398

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,290,226	$34,396,140

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEAR ENDED
	DECEMBER 31,
	2011	2010

REVENUES	$41,372,490	$50,812,776

COST OF SALES (including amortization and depreciation of $649,829 and 807,603, respectively)	32,128,988	37,548,018

GROSS PROFIT	9,243,502	13,264,758

OPERATING EXPENSES
Sales and marketing	1,484,003	1,811,305
General and administrative (including shared-based compensation expense of $157,459 and $110,398, respectively	7,443,197	8,447,897
Depreciation and amortization	211,129	201,236

Total operating expenses	9,138,329	10,460,438

INCOME FROM OPERATIONS	105,173	2,804,320

OTHER INCOME (EXPENSE)
Interest income	12,572	18,440
Interest expense	(69,317)	(90,052)
Other expense	(608)	-

Total other income (expense)	(57,353)	(71,612)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	47,820	2,732,708
INCOME TAX BENEFIT	(199,046)	(3,648,146)

NET INCOME	$246,866	$6,380,854

BASIC EARNINGS PER SHARE	$0.004	$0.104

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	$62,882,100	$61,555,664

DILUTED EARNINGS PER SHARE	$0.004	$0.102

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	$64,148,331	$62,862,978

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated
	Issued	Amount	Warrants	Capital	Deficit	Total

Balance, December 31, 2009	61,375,333	$61,375	$24,375	$67,874,394	$(53,181,500)	$14,778,644

Issuance of common stock — options exercises	869,800	870	-	148,340	-	149,210

Issuance of common stock — iSYS earnout	445,740	446	-	596,846	-	597,292

Issuance of common stock — restricted	-	-	-	10,167	-	10,167

Expiration of common stock — warrants	-	-	(24,375)	24,375	-	-

Stock compensation expense	-	-	-	100,231	-	100,231

Net income	-	-	-	-	6,380,854	6,380,854

Balance, December 31, 2010	62,690,873	$62,691	$-	$68,754,353	$(46,800,646)	$22,016,398

Issuance of common stock — options exercises	240,000	240	-	210,960	-	211,200

Issuance of common stock — iSYS earnout	295,984	296	-	203,933	-	204,229

Issuance of common stock — restricted	-	-	-	87,143	-	87,143

Stock compensation expense	-	-	-	70,316	-	70,316

Net income	-	-	-	-	246,866	246,866

Balance, December 31, 2011	63,226,857	$63,227	$-	$69,326,705	$(46,553,780)	$22,836,152

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,866	$6,380,854
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(209,049)	(3,843,288)
Depreciation expense	334,665	302,754
Amortization of intangibles	526,293	706,085
Amortization of deferred financing costs	3,214	5,852
Share-based compensation expense	157,459	110,398
Loss on disposal of property and equipment	2,108	8,559
Changes in assets and liabilities
Accounts receivable and unbilled receivables	3,283,714	(2,464,598)
Prepaid expenses and other assets	(288,246)	(71,757)
Accounts payable and accrued expenses	(2,244,464)	851,067
Income tax payable (refundable)	(143,450)	143,450
Deferred revenue	(242,051)	(473,963)

Net cash provided by operating activities	1,427,059	1,655,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(432,147)	(970,337)
Proceeds from the sale of property and equipment	750	-
Software development costs	(350,969)	(74,056)
Earnout consideration paid in connection with prior acquisitions	(591,967)	(690,510)
Business combination, net of cash acquired	(7,331,207)	(383,701)

Net cash used in investing activities	(8,705,540)	(2,118,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Unused bank line fee	(7,500)	-
Issuance of long term debt	4,148,047	668,653
Principal repayments of long term debt	(709,535)	(664,581)
Principal repayments under capital lease obligations	(44,724)	(112,576)
Proceeds from exercise of stock options	211,200	149,210

Net cash used in financing activities	3,597,488	40,706

DECREASE IN CASH	(3,680,993)	(422,485)

CASH, beginning of year	5,816,303	6,238,788

CASH, end of year	$2,135,310	$5,816,303

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$68,585	$81,674
Cash paid for income taxes	$263,003	$51,776

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of 295,984 and 445,740 earnout share issued as additional consideration in the acquisition of iSYS LLC	$204,229	$597,292
Financed insurance policy premiums	$148,047	$140,653
Subordinated seller financed note payable issued as consideration paid acquire the net assets of Avalon Global Solutions, Inc pursuant to the asset purchase agreement	$4,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997. WidePoint Corporation is a provider of advanced, federally certified and other customized technology-based products and service solutions to both the government sector and commercial markets. The Company’s advanced technology-based solutions enable organizations to deploy fully compliant IT services in accordance with government requirements and the demands of the commercial marketplace. The Company has grown through the merger with and acquisition of highly specialized regional IT consulting companies.

Nature of Operations

The Company provides advanced technology-based products and solutions through three business segments, which include: Communications Management, Cybersecurity Solutions, and Consulting Services and Products. These segments offer unique solutions and proprietary IP wireline and wireless full life cycle management solutions; cybersecurity solutions with an expertise in identity management services utilizing certificate-based security solutions; and other associated IT consulting services and products in which the Company provides specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. See Note 14 to the consolidated financial statements for additional information and financial results for the Company’s operating segments.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission.

2.	Significant Accounting Policies (Continued)

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

Significant Customers and Concentration of Credit Risk

Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended December 31:

	2011	2010
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	23%	21%
Department of Homeland Security (“DHS”)	27%	19%
Washington Headquarters Services (“WHS”)	3%	11%

Customers representing ten percent or more of consolidated trade accounts receivable and unbilled receivables are set forth in the table below as of December 31:

	2011	2010
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	9%	30%
Department of Homeland Security (“DHS”)	34%	24%

Due to the nature of the Company’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on its results of operations.

2.	Significant Accounting Policies (Continued)

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Fair Value of Financial Instruments

The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis. The Company’s financial instruments include cash equivalents, accounts receivable, short and long-term debt and other financial instruments associated with the issuance of the common stock. The carrying values of cash equivalents and accounts receivable approximate their fair value because of the short maturity of these instruments and past evidence indicates that these instruments settle for their carrying value. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates reflect current market rates.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with a large financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2011 and 2010, the Company had interest-bearing deposits with a large financial institution in excess of FDIC limits of approximately $1,239,000 and $4,192,000, respectively.

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector commercial companies.

Government – The Company enters into standard master contract vehicles or an individual purchase requisition with federal and state governments and their agencies. Federal contracts are bid and awarded on a cost plus fixed fee or fixed award fee, firm fixed price or time and material basis. Federal and state government customer orders are covered by a contract vehicle or master services agreement and specific goods and services are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition. Tangible goods and services provided under these contracts are generally not interdependent and billable upon delivery of goods or services. On occasion, federal or state government customers may prepay for goods or services in advance.

2.	Significant Accounting Policies (Continued)

Commercial – The Company enters into standard contractual arrangements with corporations using a master service agreement and customized statement of work which outlines the product or services purchased and optional products and services and standard pricing based on volume. Consulting services are charged based upon standard professional rates based on level of expertise. Also, the Company enters into fee arrangements for which the fees earned are based on a percentage of savings or other measure as determined in the contract.

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

The Company has not historically maintained a bad debt reserve for its federal government or commercial customers as it has not experienced any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period due to contractual terms or due to timing differences. Unbilled accounts receivable on fixed-price contracts predominantly consist of third party value added resale (VAR) of hardware and software products delivered but not invoiced at the end of the reporting period. Unbilled accounts receivable also consists of monthly managed services performed but not yet invoiced at the end of the reporting period. At December 31, 2011 and 2010, unbilled accounts receivable totaled approximately $2,715,000 and $3,060,000, respectively.

2.	Significant Accounting Policies (Continued)

Advance Billings and Customer Payments

Deferred revenue also arises from advanced customer billings as permitted under contractual arrangements or from advance payments from customers for monthly communications management services. Certain federal and state governments and their agencies may pay for services and/or devices in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered. Amounts recorded as deferred revenue are released the monthly services are complete at the end of the month. Our revenue recognition policy is below under the caption “revenue recognition”.

Deferred Implementation Revenues and Costs

Certain customer contracts may include an additional implementation charge to cover the cost of programming and technician labor costs required to set up first-time communication expense management portals and custom customer reports. These costs are deferred and amortized over the estimated customer life. There were no material deferred implementation costs incurred during fiscal 2011.

Property and Equipment

Property and equipment (including assets acquired under capital lease arrangements) are stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives based upon the classification of the property and/or equipment or lease period for assets acquired under capital lease arrangements. The estimated useful lives of the assets are as follows:

Land and building	20 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2011, the Company’s management has not identified any material impairment of its property and equipment.

2.	Significant Accounting Policies (Continued)

Software Development Costs

The Company capitalizes costs related to software and implementation in connection with its internal use software systems including its Public Key Infrastructure (PKI) certificate issuance database and application, Intelligent Telecommunications Management System (ITMS) and Clarity Communications Management databases and applications and its Foresight ordering and helpdesk database and application. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis generally over a six-year period or such other such shorter period as may be required.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test during the fourth quarter of each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. See Note 6 to the consolidated financial statements for additional discussion about annual impairment testing.

Revenue Recognition Principles

The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. Revenue is generally recognized when persuasive evidence of an arrangement exists, products and/or services have been delivered, the contract price is fixed or determinable and collectability is reasonably assured. For the sale of non-software products and services that are not interdependent, the earnings process is generally complete upon delivery of the product or service. For the sale of software, which is not part of an integrated solution, the earnings process is general complete upon issuance or delivery. For other software, which is part of an integrated solution, the earnings process is measured using percentage of completion as the individual component parts have no value until the solution has been delivered. A summary of the Company’s revenue streams and specific revenue recognition policies are as follows:

2.	Significant Accounting Policies (Continued)

Communications Management

▪	Managed Services: Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale per user or device or other service utilization metric. Managed services are not interdependent and there are no undelivered elements in these arrangements. Revenue is recognized upon the completion of the delivery of monthly managed services. The Company also offers invoice management and payment services, which may subject the Company to credit risk it is are responsible for the payment of multiple billable arrangements by and between its customer and various carriers. The Company recognizes revenues and related costs on a gross basis for these arrangements as it has discretion in choosing providers, rate plans, and devices in providing the services to its customers. For arrangements in which the Company does not have such credit risk, it recognizes revenues and related costs on a net basis.

▪	Value Added Reseller Services: The Company procures and resells telecommunication services and devices to the customer and recognizes revenue upon receipt of inventory and bills the customer at cost plus applicable contractual fees earned.

▪	Compliance Services: The Company provides a variety of telecommunication management consulting services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric determined. Services performed include permission based audits, accounts payable audits, and compliance reviews. Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing.

Cybersecurity Solutions

▪	Managed Credentialing Services: The Company provides through its proprietary PKI identity credentialing software certificates and identity credentialing software certificate consoles and other software. PKI credentialing provided as a managed service involves the sales of an individual software certificate which is issued by the Company. Pricing for certificates issued by the Company are based on third party evidence of value. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Revenue is recognized from the sales of credentials upon issuance.

2.	Significant Accounting Policies (Continued)

▪	PKI Credentialing Consoles: PKI credentialing provided as a customer driven solution involves the bulk sale of a fixed number of individual software certificates which are delivered to the customer and issued by the customer. Pricing for certificates issued by the Company are based on third party evidence of value. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Revenue is recognized upon delivery of the credentials and/or consoles when there are no other additional deliverables. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. For other software, which is part of an integrated solution, revenue is recognized using percentage of completion as the individual component parts have no value until the solution has been delivered.

Consulting Services and Products

▪	Value Added Reseller Services: The Company procures and resells third party hardware/software products and maintenance services under cost-reimbursable contracts. The Company contracts separately with third party vendors who deal in such products and services to procure products and services for its customers. The Company’s pricing is based on Third Party Evidence of Value (“TPE”) with either handling charges or additional fees included in General Services Administration (‘GSA”) schedule which is similar to those offered by other hardware vendors for similar products and/or services as well as charges for handling and additional fees. The Company bears significant risk as it exercises significant discretion in establishing technical requirements and choosing equipment and as such recognizes revenues and related costs on a gross basis. Hardware elements are separately procured and priced through third party vendors who deal in such equipment. Revenue is recognized upon delivery of the product or service when it is not part of an integrated solution or as a percentage of completion if it is part of an integrated solution.

▪	Information Technology Consulting: The Company offers traditional information technology and network consulting and security assurance services under a time and materials or on a fixed fee basis. The Company also offers to its telecommunications customers telecommunications network assessments, contract negotiations, information security consulting services, and infrastructure consulting services. Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services. Revenue is recognized on certain contingency-based consulting arrangements to the extent expected savings are realized and the customer signs-off on our value billing.

2.	Significant Accounting Policies (Continued)

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

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock. The number of incremental shares from assumed conversions of stock options, stock warrants and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method. See Note 10 to the consolidated financial statements for computation of EPS.

Stock-Based Compensation

The Company previously adopted the provisions of ASC 718-10, “Stock Compensation” (formerly known as SFAS No. 123R), using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under ASC 718-10, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of ASC 718-10. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC 718-10, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of ASC 718-10. See Note 11 to the consolidated financial statements.

2.	Significant Accounting Policies (Continued)

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

Accounting Standards Updates

Revenue Recognition

In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and became effective for our 2011 fiscal year beginning January 1, 2011. This update did not have a material impact on our financial statements.

Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The update requires that the pro forma information for business combinations to be presented as if the business combination occurred at the beginning of the prior annual reporting period when calculating both the current reporting period and the prior reporting period pro forma financial information. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update in the fourth quarter of 2011 in connection with a business combination.

2.	Significant Accounting Policies (Continued)

Goodwill Impairment Testing

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted this standard on January 1, 2011 and it did not have a material impact on its financial statements as none of its operating segments have zero or negative carrying amounts.

3.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following at December 31:

	2011	2010

Commercial	2,508,626	1,827,207
Government	5,376,176	5,967,706

Accounts receivable, net	$7,884,802	$7,794,913

Unbilled accounts receivable consist of the following at December 31:

	2011	2010

Commercial	88,855	114,168
Government	2,626,551	2,945,497

Unbilled accounts receivable	$2,715,406	$3,059,665

As described further in Note 7 to the consolidated financial statements, our commercial revolving line of credit capacity is based on eligible accounts receivable (including unbilled accounts receivable) which are defined as customer balances aged less than 90 days.

4.	Property and Equipment

Major classes of property and equipment consisted of the following at December 31:

	2011	2010

Land and building	$677,054	$677,054
Computer hardware and software	1,419,711	1,355,661
Furniture and fixtures	202,591	126,595
Leasehold improvements	220,760	-
Gross property and equipment	2,520,116	2,159,310
Less: accumulated depreciation and amortization	(1,183,982)	(917,800)

Property and equipment, net	$1,336,134	$1,241,510

For the year ended December 31, 2011 and 2010, depreciation expense recorded was approximately $334,665 and $302,754. There were no material sales or disposals of property and equipment.

5.	Intangible Assets

The Company has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. The following table summarizes purchased and internally developed intangible assets subject to amortization at December 31:

	2011
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

ORC Intangibles	$1,145,523	$(1,145,523)	-	5
iSYS Intangibles	1,230,000	(890,668)	339,332	5
Protexx Intangibles	506,463	(506,463)	-	3
ARCC Intangibles	355,000	(136,083)	218,917	4
WSC Intangibles	2,942,428	-	2,942,428	4
ORC Developed Software	1,775,255	(1,404,277)	370,978	3
WSC Developed Software	1,550,000	-	1,550,000	4
Intangibles, net	$9,504,669	$(4,083,014)	$5,421,655

5.	Intangible Assets (Continued)

	2010
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

ORC Intangibles	$1,145,523	$(1,145,523)	$-	5
iSYS Intangibles	1,230,000	(703,001)	526,999	5
Protexx Intangibles	506,463	(407,984)	98,479	3
ARCC Intangibles	355,000	(65,083)	289,917	4
ORC Developed Software	1,424,286	(1,235,130)	189,156	3
Intangibles, net	$4,661,272	$(3,556,721)	$1,104,551

For the year ended December 31, 2011, the Company recognized intangible assets of $4,492,428 in connection with a business combination. See Note 8 for additional information about the fair value determination and recognition. During the same period the Company recorded capitalized software costs totaling approximately $351,000.

For the year ended December 31, 2010, the Company recognized intangible assets of $506,463 in connection with business combinations. See Note 8 for additional information about the fair value determination and recognition. During the same period the Company recorded capitalized software costs totaling approximately $74,000.

The total weighted average life of purchased and internally developed intangible assets is approximately 4.0 years and 2.5 years, respectively, at December 31, 2011.

The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

2012	$1,560,684
2013	1,483,767
2014	1,248,181
2015	1,129,023
Total	$5,421,655

The aggregate amortization expense recorded was approximately $526,293 and $706,085 for the years ended December 31, 2011 and 2010, respectively.

6.	Goodwill

The Company’s goodwill recorded relates to the Communications Management and Cybersecurity Solutions segments.

The Company evaluates goodwill for impairment annually as of December 31st and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. As of December 31, 2011 and 2010, goodwill was not impaired and there were no accumulated impairment losses.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques. The Company uses a combination of the income approach (discounted cash flow method) and market approach (market multiples). When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. Actual results may differ from forecasted results. The Company uses the expected cost of equity financing, estimated using a capital asset pricing model, to discount future cash flows for each reporting unit. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally developed forecasts. Further, to assess the reasonableness of the valuations derived from the discounted cash flow models, the Company also analyzes market-based multiples for similar industries of the reporting unit, where available.

The changes in the carrying amount of goodwill were as follows for the years ended December 31:

	2011	2010

Beginning balances, January 1	$11,329,917	$9,770,647
Additions:
Additional earnout purchase consideration in connection with iSYS Membership Intrest Purchase Agreement dated dated January 4, 2008 (1)	500,212	1,043,032
Acquisition of Vuance business through ARCC (See Note 8)	-	516,238
Acquisition of Avalon Global Solutions, Inc. through WSC (See Note 8)	6,516,432	-
Reductions:
Purchase adjustment related to Vuance earn-out liability reduction (See Note 8)	(153,000)	-
Ending balances, December 31	$18,193,561	$11,329,917

6.	Goodwill (Continued)

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

For the years ended December 31, 2011 and 2010, the Company issued common shares of 295,983 and 445,740, respectively, which were earned in accordance with the terms of the Membership Agreement. For the years ended December 31, 2011 and 2010, the Company accrued the cash portion payable in connection with the earnout achieved of $295,983 and $445,740, respectively.  For the years ended December 31, 2011 and 2010, the Company paid $445,740 and 690,510, respectively.

Fiscal 2011 was the last measurement year for the iSYS earnout provision. Between fiscal 2008 and 2011, the Company released a total of 1,617,051 common shares from escrow which increased goodwill by $2,975,265. As of December 31, 2011, there were 1,382,949 common shares remaining in escrow that were not earned and returned to the Company in fiscal 2012.

7.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On August 26, 2010, the Company entered into a new Debt Modification Agreement with Cardinal Bank (the “2010 Debt Modification Agreement”) to replace the 2009 Commercial Loan Agreement and to extend the repayment date of the Company’s revolving credit facility with Cardinal Bank from September 1, 2010 to September 30, 2011. Under this modification there were no changes in the amounts available under the credit facility.

On December 30, 2011, the Company and its subsidiaries entered into a new Commercial Loan Agreement to obtain a $4.0 million term loan and an $8 million revolving line of credit for net working capital (the “Cardinal Loans”). The $4.0 million commercial loan agreement with Cardinal Bank (the “$4.0 Million Term Loan”) for the specific purpose of acquiring the assets of AGS. Advances made under the $4.0 Million Term Loan bear interest at 4.5% with monthly principal and interest payments of $74,694 and matures on December 30, 2016. This term loan was recorded at $4.0 million at December 31, 2011 on the consolidated balance sheets.

7.	Line of Credit and Long Term Debt (Continued)

On December 30, 2011, the Company modified its existing revolving line of credit by increasing the borrowing facility from $5 million to $8 million (the “$8.0 Million Revolver”). The $8.0 Million Revolver bears interest at a variable rate equal to the prime rate plus 0.5% and mature on June 30, 2013. There were no advances against the $8.0 Million Revolver.

The Cardinal Loans require the Company to maintain certain financial covenants, including maintaining (i) a funded debt to EBITDA ratio not to exceed 4.5:1.0 at December 31, 2011 and declining to 2.5:1.0 at December 31, 2012, (ii) a debt service ratio of at least 1.2:1.0, (iii) a tangible net worth of at least $2,500,000 and increasing to $4,000,000 at December 31, 2012 and (iv) a current ratio of at least 1.1:1.0. As of December 31, 2011, the Company was in full compliance with these financial covenants on December 31, 2011.

Long-Term Debt

Long-term debt consisted of the following at December 31:

	DECEMBER 31,
	2011	2010

Cardinal Bank Term Note Dated January 2, 2008 (1)	$50,909	$608,241
Cardinal Bank Mortgage Dated December 17, 2010 (2)	515,553	529,192
Cardinal Bank Term Note Dated December 31, 2011 (3)	4,001,000	-
Seller Financed Subordinated Notes Dated
December 31, 2011 (4)	4,000,000	-

Total	8,567,462	1,137,433
Less: current portion	(798,319)	(572,943)

Long-term debt, net of current portion	$7,769,143	$564,490

(1)	On January 2, 2008, the Company entered into a $2 million four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price. The term note bears interest at 7.5% with monthly principal and interest payments of approximately $48,000, and matures on January 1, 2012. The term note is secured under a corporate security agreement. This term note was repaid on January 1, 2012.

(2)	On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s call center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

7.	Line of Credit and Long Term Debt (Continued)

(3)	On December 31, 2011, the Company entered into a $4 million 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(4)	On December 31, 2011, the Company entered into a $1 million and $3 million subordinated 3-year term note with Avalon Global Solutions, Inc. to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. Under the terms of the asset purchase agreement, $3 million of this subordinated note is subject to certain claw-back provisions. The term note bears interest at 3.0% with annual principal and interest payments of $1,488,183, $1,413,333 and $1,373,333 in 2013, 2014 and 2015, respectively, and matures on April 15, 2015. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows for fiscal years ended December 31:

2012	$798,319
2013	2,112,544
2014	2,148,591
2015	2,186,309
2015	1,321,699
Total	$8,567,462

Capital Lease Obligations

The Company has leased certain equipment under capital lease arrangements which expire in 2012. Amounts payable under capital lease arrangements totals $23,579 for fiscal year 2012, of which $671 represents interest. The current portion of capital lease obligations on the consolidated balance sheet for fiscal 2011 represents the final expected payment for assets under capital lease during fiscal 2012.

Total net book value of assets under capital leases at December 31, 2011 and 2010 was $17,805 and $61,344, respectively. Depreciation expense for leased equipment for the year ended December 31, 2011 and 2010 was $40,051 and $96,738, respectively, and accumulated depreciation at December 31, 2011 and 2010 was $414,184 and $378,877, respectively.

8.	Business Combinations

Avalon Global Solutions, Inc. (“AGS”)

On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), entered into an Asset Purchase Agreement (“APA”) with AGS, pursuant to which WSC acquired certain assets and assumed certain liabilities of AGS. The purchased assets include, but are not limited to, customer contracts and relationships; assembled workforce talent and expertise necessary to manage the telecommunications and consulting operations and integral internally developed software upon which managed services are delivered by AGS. This business combination falls within the Company’s Communications Management segment.

The following table sets forth the consideration paid in connection with the asset purchase agreement with AGS:

Cash	$7,500,000
Subordinated seller financed note payable	4,000,000
Fair value of total consideration transferred	$11,500,000

Cash consideration paid totaled $7.5 million and came from the use of $3.5 million in operating cash on hand and use of $4.0 million bank loan proceeds. As required under the agreement a portion of the cash proceeds were held in escrow until certain transitional matters were completed by AGS. There may be adjustments to the purchase consideration arising from a minimum net working capital requirement based on the December 31, 2011 balance sheet of AGS. The Company incurred approximately $120,000 in acquisition related due diligence, legal and accounting and transaction costs in connection with this business combination. These transaction-related costs were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

The subordinated seller financed notes payable are described in Note 7 and are comprised of notes for $1 million and $3 million. The $3.0 million seller financed note payable is subject to certain claw back provisions as defined in “Annex A” to the Asset Purchase Agreement. Under the terms of the claw back, in order to obtain full payment, AGS is required to meet certain Adjusted Gross Profit (“AGP”) targets for fiscal years ending December 31, 2012 and 2013 of $5,428,000 and $6,752,000, respectively. Under the agreement, the 2013 AGP targets may be adjusted downward depending on the failure to meet 2012 AGP targets. In the event that AGS fails to achieve the AGP target for either 2012 or 2013, the principal amount due under the $3.0 million seller financed note will be reduced by up to $1.5 million in both 2012 and 2013.

8.	Business Combinations (Continued)

The Company incurred approximately $120,000 in acquisition related due diligence, legal and accounting and transaction costs in connection with this business combination. These transaction-related costs were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011. In connection with this business combination, the Company entered into employment agreements with certain senior officers of AGS. Also, the Company did not incur exit or termination charges in connection with this business acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the AGS business combination:

Fair value of identifiable assets acquired and liabilities assumed:
Accounts receivable and unbilled receivables	$3,029,344
Other current assets	206,069
Customer relationships	2,220,364
Channel partners	572,064
Noncompete agreements	150,000
Internally developed software	1,550,000
Other assets	17,782
Current liabilities	(2,762,055)
Total identifiable net assets acquired	4,983,568

Goodwill	6,516,432

Total purchase price	$11,500,000

In connection with the Company’s adoption of ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, the following unaudited pro forma consolidated statements of operations for the years ended December 31, 2011 and 2010 have been prepared as if the acquisition of AGS had occurred at January 1, 2010 (unaudited):

	Year Ended December 31,
	2011	2010
Revenues, net	$49,882,694	$60,680,037
Net income (loss) (1),(2)	$(705,689)	$3,899,057
Basic earnings per share	$(0.011)	$0.063
Diluted earnings per share	$(0.011)	$0.062

8.	Business Combinations (Continued)

The following footnotes explain the nonrecurring pro forma adjustments made to arrive at the unaudited pro forma consolidated results presented above:

(1)	Pro forma adjustments of $1,160,607 were charged against net income (loss) for the years ended December 31, 2011 and 2010, respectively, to reflect increased intangible asset amortization recorded in connection with the AGS business combination.

(2)	Pro forma adjustments of $5,417 and $49,411 were charged against net income (loss) for the years ended December 31, 2011 and 2010, respectively, to reflect increased borrowings to finance a portion of the purchase price for the AGS business combination.

The pro forma adjustments above differ from those included in the Company’s Form 8-K/A filing due to subsequent changes in preliminary intangible asset fair values. The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of AGS and other available information and assumptions believed to be reasonable under the circumstances.

Vuance

On January 29, 2010, the Company, together with its wholly-owned subsidiary, ARCC, entered into an Asset Purchase Agreement with Vuance, Inc., (the “Vuance Agreement”), pursuant to which ARCC acquired all assets of the collective business of Vuance relating to its Government Services Division.

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

8.	Business Combinations (Continued)

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

There was no additional consideration paid in fiscal years 2011 or 2012 as ARCC did not meet its minimum qualified revenues of at least $4,000,000 per year. As such the Company reversed the contingent consideration liability of $153,000 previously recorded on the consolidated balance sheets under the caption “fair value earnout liability” during fiscal 2010.

The following table summarizes the final fair values of the assets acquired and liabilities assumed in this business combination during the year ended December 31, 2010.

Cash	$383,701
Cash to be paid	10,000
Contingent consideration arrangement	153,000
Fair value of total consideration transferred	$546,701

Fair value of identifiable assets acquired and liabilities assumed:
Accounts receivable and unbilled receivables
Other current assets
Current assets	$42,000
Property and equipment, net	43,675
Internally developed software	355,000
Current liabilities	(410,212)
Total identifiable net assets acquired	30,463

Goodwill	516,238

Total purchase price	$546,701

In connection with this business combination the Company did not incur exit or termination charges.

9.	Income Taxes

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

The Company has further adopted the provisions of ASC 740-10-15 (formerly known as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s assessments of its tax positions in accordance with ASC 740 did result in changes that had a material impact on results of operations, financial condition or liquidity with the reversal of the valuation allowance of approximately $5.3 million as of December 31, 2010. As of December 31, 2011, the Company had no unrecognized tax benefits. While the Company does not have any material interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 through 2011. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 through 2011. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception that we have been notified that the State of Illinois will examine our filings in the second quarter of 2011.

As of December 31, 2011, the Company had net operating loss (NOL) carry forwards of approximately $19,029,000 to offset future taxable income for federal income tax purposes, net of the potential limitation discussed below. There are also up to approximately $11,334,000 in state income tax NOL carryforwards. These carry forwards expire between 2012 and 2030. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the realization of our recent historical profitability and our outlook for the continued positive prospects for these profits to continue in the future, management believes these net deferred tax assets will be utilized in future periods.

9.	Income Taxes (Continued)

Under the provision of the Tax Reform Act of 1986, when there has been a change in an entity’s ownership of 50 percent or greater, utilization of net operating loss carry forwards may be limited. As a result of WidePoint’s equity transactions, the Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. The Company has completed a “Section 382” analysis and we were subject to an examination by the IRS in 2010 which related to our 2008 tax year. Given this we have determined that some of the Company’s net operating losses may be limited as a result of expirations that may occur prior to the utilization of those net operating losses under the limitations from certain changes of control that had occurred. Utilization of the NOL carryforwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state provisions due to ownership change limitations that have occurred. These ownership changes will limit the amount of NOL carryforwards that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $4.9 million.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000.

9.	Income Taxes (Continued)

Income taxes are as follows for the years ended December 31:

	DECEMBER 31,
	2011	2010

Current provision (benefit)
Federal	$(20,269)	$21,250
State	30,272	127,569
Total	10,003	148,819

Deferred provision (benefit)
Federal	(167,327)	(3,767,180)
State	(41,722)	(29,785)
Total	(209,049)	(3,796,965)

Income tax provision (benefit)	$(199,046)	$(3,648,146)

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended December 31:

	DECEMBER 31,
	2011	2010

Statutory federal income tax rate	34.0%	34.0%
State income tax rate (net of federal benefit)	75.6%	4.9%
Non-deductible expenses	-38.3%	0.7%
Change in valuation allowance	-108.9%	-173.4%
Expiration of net operating losses	122.0%	0.0%
Adjustments to state net operating losses	-213.8%	0.0%
True up adjustments to prior year deferred tax assets	-232.7%	0.0%
Return to accrual difference true-ups	-48.9%	0.0%
Other	-11.7%	0.1%
Combined effective tax rate	-422.7%	-133.7%

9.	Income Taxes (Continued)

The deferred tax assets (liabilities) consisted of the following as of December 31:

	DECEMBER 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,430,285	$4,227,087
Alternative minimum tax credit	73,241	73,241
Share-based compensation	579,352	543,824
Advanced payments	18,738	1,617
Intangibles	136,538	55,864
Other assets	143,176	135,276

Total deferred tax assets	5,381,330	5,036,909
Less: valuation allowance	(880,384)	(931,666)
Total deferred tax assets, net	4,500,946	4,105,243

Deferred tax liabilities:
Goodwill amortization	748,291	514,362
Depreciation and amortization	-	30,744
Capitalized software costs	14,100	30,631

Total deferred tax liabilities	762,391	575,737

Net deferred tax asset (liability)	$3,738,555	$3,529,506

Changes in the valuation allowance for the years ended December 31, are as follows:

	DECEMBER 31,
	2011	2010

Beginning balance	$(931,666)	$(6,133,449)
Decreases (Increases)	51,282	5,201,783

Ending balance	$(880,384)	$(931,666)

10.	Stockholders’ Equity

Common Shares

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2011, there were 63,226,857 shares of common stock outstanding. For the year ended December 31, 2011, the Company issued 240,000 common shares in connection with stock option exercises. See Note 11 for additional information regarding stock option plans. For the year ended December 31, 2011 and 2010, the Company issued 295,984 and 445,740 common shares, respectively, in connection with amounts earned as part of an earnout agreement pursuant to the Membership Agreement.  See Note 6 for additional information regarding iSYS LLC earnout consideration recorded.

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

Non-Employee Stock Warrants

On November 1, 2005, the Company issued a warrant to purchase 54,878 shares of common stock at a price of $0.80 per share to Hawk Associates as part of a consulting agreement in which Hawk Associates agreed to act as the Company’s investor relations representative. The warrant had a term of 5 years. We are accounting for this award in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees” (formerly known as EITF 96-18). Therefore the fair-value reflected as part of stock warrants was reduced and reflected in Additional Paid in Capital in the stockholders’ equity section as of December 31, 2009. This warrant expired at the end of its term without having been exercised.

11.	Stock Options and Award Programs

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

For the years ended December 31, 2011 and 2010, the Company issued common shares of approximately 240,000 and 870,000, respectively. Under the 2008 Plan, there were of 4,056,049 and 4,071,049 shares of Common Stock unissued and available for possible issuance as of December 31, 2011 and 2010, respectively.

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

11.	Stock Options and Award Programs (Continued)

A summary of the stock option and restricted stock award activity under the Company’s stock plans during the years ended December 31 is presented below:

		Weighted
		Average Grant
	# of	Date Fair Value
NON-VESTED OPTIONS	Shares	per Share
Non-vested balances, January 1, 2010	1,215,004	$0.39
Granted	75,000	$0.41
Vested	(188,751)	$0.18
Forfeited	(125,000)	$0.38
Non-vested balances, December 31, 2010	976,253	$0.43

Granted	250,000	$1.08
Vested	(151,253)	$0.13
Forfeited	(235,000)	$0.38
Non-vested balances, December 31, 2011	840,000	$0.70

		Weighted
		Average
	# of	Exercise Price
OUTSTANDING AND EXERCISABLE	Shares	per Share
Outstanding balances, January 1, 2010	4,517,411	$0.54
Issued	75,000	$0.65
Canceled	(133,611)	$0.81
Expired	(2,000)	$1.35
Exercised	(869,800)	$0.17
Outstanding balances,December 31, 2010	3,587,000	$0.62

Outstanding and exercisable balances, December 31, 2010	2,610,747	$0.43

Issued	250,000	$1.30
Canceled	(235,000)	$0.83
Exercised	(240,000)	$0.88
Outstanding balances, December 31, 2011	3,362,000	$0.64

Outstanding and exercisable balances, December 31, 2011	2,522,000	$0.50

The aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2011 were 3.06 and 2.31, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and exercisable on December 31, 2010 were 3.88 and 3.14, respectively.

11.	Stock Options and Award Programs (Continued)

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2011 and 2010 were $594,110 and $2,613,900, respectively. The total intrinsic value of options exercisable on December 31, 2011 and 2010, respectively, were $594,110 and $2,149,010. The total intrinsic value of options exercised were $92,600 and $931,808 during the year ended December 31, 2011 and 2010, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2011. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Significant option model assumptions were as follows for options entered into during the years ended December 31:

	2011	2010
Expected dividend yield	0%	0%
Expected volatility	0%	102%
Risk-free interest rate	0.40-2.38%	0.40-2.38%
Expected life - Employees options	3 years	3 years
Expected life - Board of directors options	n/a	n/a

The amount of compensation expense recognized under ASC 718-10 under the Company’s plans was comprised of the following during the years ended December 31:

	2011	2010
General and administrative expense	$157,459	$110,398
Share-based compensation before taxes	$157,459	$110,398
Tot net share-based compensation expense	$157,459	$110,398
Net share-based compensation expenses per basic and diluted common share	nil	nil

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

11.	Stock Options and Award Programs (Continued)

At December 31, 2011, the Company had approximately $302,924 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.69 years. At December 31, 2010, the Company had approximately $194,122 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.14 years.

12. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended December 31 were as follows:

Basic EPS Computation:	2011	2010
Net income	246,866	6,380,854
Weighted average number of common shares	62,882,100	61,555,664
Basic EPS	$0.004	$0.104

Basic EPS Computation:	2011	2010
Net income	246,866	6,380,854

Weighted average number of common shares	62,882,100	61,555,664
Incremental shares from assumed conversions of stock options	1,266,231	1,307,314
Adjusted weighted average number of common shares	64,148,331	62,862,978

Diluted EPS	$0.004	$0.102

13. Commitments and Contingencies

Operating Lease Commitments

The Company has entered into leasing arrangements with unrelated entities for its corporate and subsidiary companies executive and administrative offices, a call center, and a secured data facility. There are three leases that are on a month-to-month basis with monthly rent ranging from $1,300 to $2,500. The Company’s other leases expire at various times through December 2015 with monthly rent ranging from $2,800 to $26,000 per month, and most include renewal options for additional periods. Many leases provide that the Company pay taxes, maintenance, insurance and other expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for 2011 and 2010 were approximately $386,000 and $469,000, respectively.

13. Commitments and Contingencies (Continued)

Future minimum payments by year required under lease obligations consist of the following for fiscal years ending December 31:

2012	$423,275
2013	428,951
2014	121,232
2015	27,533
Total	$1,000,991

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

14. Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance. Management evaluates segment performance primarily based on revenue and segment operating income. The Company operates as three segments, which includes Communications Management, Cybersecurity Solutions, and Consulting Services and Products.

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

14. Segment Reporting (Continued)

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated. Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. The Company’s management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets.

	For the Year Ended December 31, 2011
	Communications	Cyber
	Management	Security	Consulting	Corporate	Total

Revenues	$23,813,476	$6,515,141	$11,043,873	$-	$41,372,490
Income (loss) from operations	2,056,335	1,105,622	(612,050)	(2,444,734)	105,173
Net interest income (expense)	-	-	-	(56,745)	(56,745)
Net other income (expense)	-	-	-	(608)	(608)
Net income before provision for income taxes	2,056,335	1,105,622	(612,050)	(2,502,087)	47,820
Net income tax benefit	-	-	-	199,046	199,046
Net income	$2,056,335	$1,105,622	$(612,050)	$(2,303,041)	$246,866

	For the Year Ended December 31, 2010
	Communications	Cyber
	Management	Security	Consulting	Corporate	Total

Revenues	$26,553,703	$10,645,918	$13,613,155	$-	$50,812,776
Income (loss) from operations	2,139,613	3,599,177	19,659	(2,954,129)	2,804,320
Net interest income (expense)	-	-	-	(71,612)	(71,612)
Net other income (expense)	-	-	-	-	-
Net income before provision for income taxes	2,139,613	3,599,177	19,659	(3,025,741)	2,732,708
Net income tax benefit	-	-	-	3,648,146	3,648,146
Net income	$2,139,613	$3,599,177	$19,659	$622,405	$6,380,854

