Form 10-Q
period 2012-03-31
WIDEPOINT CORP
filed 2012-05-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012, there were 63,226,857 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I. FINANCIAL INFORMATION

Item 1.	Condensed consolidated financial statements

	Condensed Consolidated Balance Sheets as of March 31, 2012
	(unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three months
	months ended March 31, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2012 and 2011 (unaudited)	4

	Notes to Condensed consolidated financial statements	5

Item 2.	Management's Discussion and Analysis of Financial	15
	Condition and Results of Operations

Item 4.	Controls and Procedures	22

Part II. OTHER INFORMATION

Item 6.	Exhibits	25

SIGNATURES		26

CERTIFICATIONS		27

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,432,913	$2,135,310
Accounts receivable, net of allowance of $35,685, respectively	7,841,628	7,884,802
Unbilled accounts receivable	1,708,955	2,715,406
Prepaid expenses and other assets	719,754	782,862
Deferred income taxes	470,430	473,430

Total current assets	12,173,680	13,991,810

NONCURRENT ASSETS
Property and equipment, net	1,480,811	1,336,134
Intangibles, net	5,031,483	5,421,655
Goodwill	18,193,561	18,193,561
Deferred income taxes	3,265,125	3,265,125
Deposits and other assets	88,013	81,941

TOTAL ASSETS	$40,232,673	$42,290,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short term notes payable	$66,373	$100,951
Accounts payable	6,184,847	8,418,854
Accrued expenses	2,126,027	1,851,678
Deferred revenue	194,464	390,506
Income tax payable	15,000	-
Current portion of long-term debt	756,151	798,319
Current portion of deferred rent	43,515	36,508
Current portion of capital lease obligations	54,987	22,908

Total current liabilities	9,441,364	11,619,724

Long term debt, net	7,577,631	7,769,143
Capital lease obligations, net	134,702	-
Deferred rent liability, net	55,708	-
Deferred revenue	72,696	-
Deposits and other liabilities	1,964	65,207

Total liabilities	17,284,065	19,454,074

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 110,000,000 shares authorized;
63,226,857 and 63,226,857 shares issued and outstanding, respectively	63,227	63,227
Additional paid-in-capital	69,381,758	69,326,705
Accumulated deficit	(46,496,377)	(46,553,780)

Total stockholders' deficit	22,948,608	22,836,152

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,232,673	$42,290,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	3 MONTHS ENDED
	MARCH 31,
	2012	2011
	(Unaudited)

REVENUES	$13,701,741	$10,529,125

COST OF SALES (including amortization and depreciation of $498,717 and 183,640, respectively)	10,376,390	8,689,470

GROSS PROFIT	3,325,351	1,839,655

OPERATING EXPENSES
Sales and marketing	640,716	430,183
General and administrative (including shared-based compensation expense of $55,053 and $6,404, respectively	2,497,328	1,866,806
Depreciation and amortization	59,776	47,594

Total operating expenses	3,197,820	2,344,583

INCOME (LOSS) FROM OPERATIONS	127,531	(504,928)

OTHER INCOME (EXPENSE)
Interest income	1,869	4,192
Interest expense	(61,451)	(20,555)
Other (expense) income	18,145	1,143

Total other income (expense)	(41,437)	(15,220)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	86,094	(520,148)
INCOME TAX PROVISION (BENEFIT)	28,691	(202,788)

NET INCOME (LOSS)	$57,403	$(317,360)

BASIC EARNINGS PER SHARE	$0.001	$(0.005)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	$63,226,857	$62,797,540

DILUTED EARNINGS PER SHARE	$0.001	$(0.005)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	$64,249,138	$62,797,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 MONTHS ENDED
	MARCH 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,403	$(317,360)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,000	(202,338)
Depreciation expense	90,897	78,854
Amortization of intangibles	390,171	152,381
Amortization of deferred financing costs	2,410	428
Share-based compensation expense	55,053	28,190
Loss on disposal of property and equipment	-	357
Changes in assets and liabilities
Accounts receivable and unbilled receivables	1,049,625	4,292,466
Prepaid expenses and other assets	69,177	(101,919)
Accounts payable and accrued expenses	(1,944,068)	(3,374,376)
Income tax payable (refundable)	15,000	(15,488)
Deferred revenue	(123,346)	68,180
Other liabilities	1,964	-

Net cash (used in) provided by operating activities	(332,714)	609,375

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,580)	(133,527)
Proceeds from the sale of property and equipment	-	750
Software development costs	-	(39,531)

Net cash used in investing activities	(55,580)	(172,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,873,139	-
Repayments on bank line of credit	(1,873,139)
Principal repayments of long term debt	(286,340)	(181,280)
Principal repayments under capital lease obligations	(13,213)	(11,490)
Debt issuance costs	(14,550)	-
Proceeds from exercise of stock options	-	146,400

Net cash used in financing activities	(314,103)	(46,370)

(DECREASE) INCREASE IN CASH	(702,397)	390,697

CASH, beginning of year	2,135,310	5,816,303

CASH, end of year	$1,432,913	$6,207,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$7,096	$20,944
Cash paid for income taxes	$15,338	$15,338

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of assets under capital lease arrangement	$179,994	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

The Company provides advanced technology-based products and solutions through three business segments, which include: Telecommunications Management, Cybersecurity Managed Solutions, and Consulting Services and Products. These segments respectively offer proprietary IP-based wireline and wireless full life cycle service solutions and identity management assurance and data protection services utilizing certificate-based security solutions delivered via WidePoint’s trusted cloud mobility managed services environment; and are supported by other associated IT consulting services and products in which the Company provides specific subject matter expertise in including but not limited to IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Identity Assurance and Forensic Informatics. See Note 11 to the condensed consolidated financial statements for additional information and financial results for the Company’s operating segments.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, realizability of intangible assets, realizability of deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 31, 2012.

3.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2012	2011
Commercial	$3,105,652	$2,508,626
Government	4,735,976	5,376,176

Accounts receivable, net	$7,841,628	$7,884,802

Unbilled accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2012	2011

Commercial	$159,606	$88,855
Government	1,549,349	2,626,551

Unbilled accounts receivable	$1,708,955	$2,715,406

Customers representing ten percent or more of quarterly consolidated revenues are set forth in the table below for the three months ended March 31:

	3 MONTHS ENDED
	MARCH 31,
	2012	2011
	(Unaudited)
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	18%	22%
Department of Homeland Security (“DHS”)	21%	27%
U.S. Air Force Cryptologic Systems (FSS ESC/HNCK)	—	11%

Customers representing ten percent or more of consolidated trade accounts receivable and unbilled receivables are set forth in the table below as of the period presented:

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	15%	11%
Department of Homeland Security (“DHS”)	14%	20%

4.	Property and Equipment

Major classes of property and equipment consisted of the following:

	MARCH 31,	DECEMBER 31,
	2012	2011

Land and building	$677,054	$677,054
Computer hardware and software	1,646,984	1,419,711
Furniture and fixtures	208,491	202,591
Leasehold improvements	220,760	220,760
Automobile	2,401	-
Gross property and equipment	2,755,690	2,520,116
Less: accumulated depreciation and amortization	(1,274,879)	(1,183,982)

Property and equipment, net	$1,480,811	$1,336,134

For the three months ended March 31, 2012 and 2011, property and equipment depreciation expense recorded was approximately $90,897 and $78,854. There were no material sales or disposals of property and equipment.

Included property and equipment are certain equipment purchases acquired under capital lease arrangements. For the three months ended March 31, 2012, the Company entered into capital lease arrangements for computer server replacement with a present value of approximately $180,000. For the three months ended March 31, 2011, the Company did not enter into any capital lease arrangements. For the three months ended March 31, 2012 and 2011 depreciation expense for leased equipment was approximately $12,700 and $11,300, respectively.

Total capitalized cost of equipment under capital leases at March 31, 2012 and December 31, 2011 was approximately $610,600 and $432,000, respectively. Accumulated depreciation for leased equipment at March 31, 2012 and December 31, 2011 was approximately $426,900 and $414,200, respectively. Total net book value of assets under capital leases at March 31, 2012 and December 31, 2011 was approximately $183,700 and $17,800, respectively.

5.	Goodwill and Intangible Assets

There were no changes in goodwill for the three month period ended March 31, 2012. We have not identified any quantitative or qualitative factors for segment goodwill that would indicate impairment exists at March 31, 2012.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no changes in intangible assets for the three month period ended March 31, 2012.

The aggregate amortization expense recorded was approximately $390,000 and $152,000 for the three months ended March 31, 2012 and 2011, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 4.0 years, respectively, at March 31, 2012.

6.    Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8.0 million working capital line of credit facility with Cardinal Bank. There were no changes in the terms under the credit facility during the three months ended March 31, 2012. The Company was advanced $1.9 million during the three months ended March 31, 2012 and repaid such advances during the same period. There was no outstanding balance on the credit facility at March 31, 2012.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
Cardinal Bank Term Note Dated January 2, 2008 (1)	$-	$50,909
Cardinal Bank Mortgage Dated December 17, 2010 (2)	511,981	515,553
Cardinal Bank Term Note Dated December 31, 2011 (3)	3,821,801	4,001,000
Seller Financed Subordinated Notes Dated
December 31, 2011 (4)	4,000,000	4,000,000

Total	8,333,782	8,567,462
Less: current portion	(756,151)	(798,319)

Long-term debt, net of current portion	$7,577,631	$7,769,143

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

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2012	$756,151
2013	2,112,544
2014	2,148,591
2015	2,186,309
2016	1,130,187
Total	$8,333,782

7.	Income Taxes

The Company files U.S. federal income tax returns and various state income tax returns. The Company may be subject to examination by the IRS for the tax year 1995 and forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2000 forward. The Company is currently not under examination by the IRS or any state tax jurisdiction with the exception of finalizing an income tax return examination by the State of Illinois for the 2007 and 2008 tax years.

The Company did not have any unrecognized tax benefits at December 31, 2011, and March 31, 2012, respectively, including interest and penalties. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The current income tax benefit for the three months ended March 31, 2012 is expected to be absorbed into the full year operations with no significant change in the annual effective rate. No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000. As of March 31, 2012, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

8.    Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2012, there were 63,226,857 shares of common stock outstanding. For the three months ended March 31, 2012 there were no shares of common stock issued as a result of stock option exercises. For the three months ended March 31, 2011, there were 120,000 shares of common stock issued as a result of stock option exercises. See Note 9 for additional information regarding stock option plans.

9.     Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited during the reporting period were added back to the number of shares that underlie stock options to be granted under the stock incentive plan. There have been no changes to the Company’s stock option and award programs since December 31, 2011.

A summary of the stock option and restricted stock award activity under our plans during the three months ended March 31, 2012 is set forth below:

		Weighted
		Average Grant
	# of	Date Fair Value
NON-VESTED OPTIONS	Shares	per Share
Non-vested balances, January 1, 2012	840,000	$0.70
Granted	400,000	$0.43
Non-vested balances, March 31, 2012	1,240,000	$0.61

		Weighted
		Average
	# of	Exercise Price
OUTSTANDING AND EXERCISABLE	Shares	per Share
Outstanding balances, January 1, 2012	3,362,000	$0.64
Issued	400,000	$0.69
Canceled	(25,000)	$0.54
Outstanding balances, March 31, 2012	3,737,000	$0.64

Outstanding and exercisable balances, March 31, 2012	2,497,000	$0.50

The aggregate remaining contractual lives in years for all options outstanding and the portion of such outstanding options that are exercisable on March 31, 2012 were 3.04 and 2.07, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and the portion of such outstanding options that are exercisable on March 31, 2011, were 3.69 and 2.98, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options outstanding and the portion of such outstanding options that are exercisable as of March 31, 2012, were $1,251,820 and $1,130,820, respectively.

Share based compensation represents both stock options based expense and stock grant expense. For the three months ended March 31, 2012 and 2011 the Company recognized shared-based compensation expense of $55,053 and $6,404, respectively. See Note 7 to the condensed consolidated financial statement for discussion about the tax benefit associated with the exercise of stock options.

At March 31, 2012, the Company had approximately $442,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.3 years.

10.   Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the three months ended March 31:

Basic EPS Computation:	2012	2011
Net income	57,403	(317,360)
Weighted average number of common shares	63,226,857	62,797,540
Basic EPS	$0.001	$(0.005)

Basic EPS Computation:	2012	2011
Net income	57,403	(317,360)

Weighted average number of common shares	63,226,857	62,797,540
Incremental shares from assumed conversions of stock options	1,022,281	-
Adjusted weighted average number of common shares	64,249,138	62,797,540

Diluted EPS	$0.001	$(0.005)

11.  Segment reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, Telecommunications Management, CyberSecurity Managed Solutions, and IT Consulting Services and Products.

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

	For the Three Months Ended March 31, 2012
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$7,329,612	$2,168,398	$4,203,730	$-	$13,701,741
Income (loss) from operations	546,376	723,817	(204,342)	(938,320)	127,531
Net interest income (expense)	-	-	-	(59,582)	(59,582)
Net other income (expense)	-	-	-	18,145	18,145
Net income before provision				-
for income taxes	546,376	723,817	(204,342)	(979,757)	86,094
Net income tax expense (benefit)	-	-	-	28,691	28,691
Net income	$546,376	$723,817	$(204,342)	$(1,008,448)	$57,403

	For the Three Months Ended March 31, 2011
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$5,607,586	$1,256,249	$3,665,290	$-	$10,529,125
Income (loss) from operations	354,410	77,285	(323,214)	(613,409)	(504,928)
Net interest income (expense)	-	-	-	(16,363)	(16,363)
Net other income (expense)	-	-	-	1,143	1,143
Net income before provision for income taxes	354,410	77,285	(323,214)	(628,629)	(520,148)
Net income tax benefit	-	-	-	(202,788)	(202,788)
Net income	$354,410	$77,285	$(323,214)	$(425,841)	$(317,360)

12.   Supplemental Unaudited Pro Forma Information

There have been no changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the three months ended March 31, 2012. The Company has engaged outside experts to assist in determining the estimated fair value of intangible assets acquired in this business combination. The Company expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2012.

Supplemental Unaudited Pro Forma Information for the three months ended March 31, 2011

The following pro forma information for the three months ended March 31, 2011 presents the results of operations as if the Avalon Global Solutions acquisition had occurred at the beginning of 2011.

2011
Revenues, net	$12,381,902
Net income (loss)	$(187,479)
Basic earnings per share	$(0.003)
Dilutd earnings per share	$(0.003)

The pro forma results are presented above are for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been completed on January 1, 2011. The pro forma results do not reflect any operating efficiencies and associated cost savings that the Company may have achieved with respect to the combined companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Forward-Looking” Information

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q as well as the financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the declaration and payment of dividends; and (v) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 31, 2012.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Our expertise lies in the following three business segments: Telecommunications Management, Cybersecurity Managed Solutions, and Consulting Services and Products. These segments respectively offer unique solutions and proprietary IP-based wireline and wireless full life cycle management service solutions and; cybersecurity solutions with an expertise in identity management assurance and data protection services utilizing certificate-based security solutions delivered via WidePoint’s trusted cloud mobility managed services environment; and are supported by other associated IT consulting services and products in which the Company provides specific subject matter expertise in including but not limited to IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Identity Assurance and Forensic Informatics. WidePoint has eight operational entities, which specialize in providing the following products and services:

▪	Telecommunications Management - iSYS and WSC specialize in telecommunications management solutions, characterized by comprehensive wireless environment managed services contracts to a number of large US federal agencies. It also specializes in forensic informatics, and Identity Assurance development services to both the public and private sectors.

▪	Cybersecurity Managed Solutions - ORC specializes in cyber security solutions with a focus on IT integration and secure authentication processes and software, and providing services to the federal government. ORC has been at the forefront of implementing PKI technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. We believe PKI technology has emerged as the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government. ARCC specializes in providing identity assurance and priority resource management solutions, crime scene management and information protection, and other activities related thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets. Protexx, which is a development stage company, specializes in identity assurance, and encrypted mobile and wireless data-in motion protection products and services.

▪	Consulting Services and Products - WidePoint IL (in conjunction with WP NBIL) specializes in IT consulting services predominantly in the Midwestern regional area and cross-sells various services of our other operating subsidiaries.

For additional information related to our business operations and segments see Note 11 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 31, 2012.

Revenue Concentrations and Considerations

We remain focused on continued retention and expansion of services to our existing customer base and attracting new customers in the government and commercial sectors. The majority of our revenues for 2011 were derived from contracts and projects with U.S. federal government agencies and U.S. federal government contractors. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. At the end of fiscal 2011, we increased our reach in the commercial sector with the acquisition of the assets of Avalon Global Solutions ("AGS").

Due to the acquisition of the assets of AGS, our first quarter 2012 consolidated revenue and receivable base is better diversified between government and commercial clients. We intend to cross-sell additional services to AGS's existing customer base and leverage our existing customer relationships to reach new customers worldwide. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings.

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consists of salaries and benefits paid to WidePoint’s technical, marketing and administrative personnel as well as payments to technical subcontractor labor and vendor-related costs in connection with our Communications Management segment.  Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.   To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

Revenues. Revenues for the three month period ended March 31, 2012, increased approximately 30% to approximately $13.7 million, an increase of $3.2 million as compared to approximately $10.5 million for the three month period ended March 31, 2011. This increase was materially a result of revenue growth in all of our segments, driven by additional revenues generated by the acquired customers of Avalon Global Solutions on December 31, 2011 and revenue increases attributable to the rising demand for our credentialing services that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites and programs.

Segment revenue quarterly comparison is set forth below:

▪	Our Telecommunications Management segment revenue increased approximately 31% to approximately $7.3 million, an increase of $1.7 million for the quarter ended March 31, 2012 as compared to approximately $5.6 million for the quarter ended March 31, 2011. The increase was primarily due to additional revenues generated from customers from the asset acquisition of Avalon Global Solutions that was completed on December 31, 2011. We continue to believe that growth in our commercial and state initiatives augmented by continued federal expansion will allow us to meet our overall growth objectives.

▪	Our Cyber Security Managed Solutions segment revenue increased approximately 73% to approximately $2.2 million, an increase of $0.9 million for the three month period ended March 31, 2012 as compared to approximately $1.3 million for the three month period ended March 31, 2011. This increase was primarily due to additional revenues driven by rising demand for our credentialing services for our ECA, ACES, PIV-I and other credentialing services that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites, continued expansion in support of the Transportation Workers Identification Credentialing (TWIC) program, continued support and rollout of additional work with various state’s in support of our first responders initiatives, and other credentialing initiatives. We continue to believe that growth in support of all of these efforts, along with the expansion of the federal mandates and programs in 2012 will support our overall growth objectives.

▪	Our IT Consulting Services and Products segment increased approximately 15% to approximately $4.2 million, an increase of $0.5 million for the three month period ended March 31, 2012 as compared to $3.7 million for the three month period ended March 31, 2011. The increase was primarily due to additional revenues generated by the acquired customers of Avalon Global Solutions that was completed on December 31, 2011, as well as internal growth in our commercial customer base. We continue to believe that we will witness moderate growth in this segment given the nature and variability of the products and services we offer. Future performance and the continuity of growth may prove erratic from period to period.

Cost of Sales. Cost of sales for the three month period ended March 31, 2012, was approximately $10.4 million (or 76% of revenues), as compared to cost of sales of approximately $8.6 million (or 83% of revenues) for the three month period ended March 31, 2011. This increase in cost of sales was caused by a greater mix of sales of higher margin services in our CyberSecurity Managed Solutions and Telecommunications Management Segments. The increase in higher margin services in our Telecommunications Management Segment was predominately due to revenues generated by the acquired customers of Avalon Global Solutions at the end of the fourth quarter of 2011.

Gross Profit. Gross profit for the three month period ended March 31, 2012 was approximately $3.3 million (or 24% of revenues), as compared to gross profit of approximately $1.8 million (or 17% of revenues) for the three month period ended March 31, 2011.  In future periods, we anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our segments revenue mix.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2012, was approximately $641,000 (or 5% of revenues), as compared to approximately $430,000 (or 4% of revenues) for the three month period ended March 31, 2011.  Sales and marketing program expense includes direct marketing costs and commission payments to channel partners, which accounted for a significant portion of the increase.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2012, were approximately $2.4 million (or 18% of revenues), as compared to approximately $1.9 million (or 18% of revenues) for the three month period ended March 31, 2011.  General and administrative expenses increases were attributable to project-based internal efforts to optimize future quarters’ operational capacity.

Depreciation. Depreciation expense for the three month period ended March 31, 2012, was approximately $60,000, as compared to approximately $48,000 for the three month period ended March 31, 2011.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in our Telecommunications Management and Cybersecurity Managed Solutions segments to purchase of equipment in support of new revenue streams that will impact future depreciation expenses.

Interest Income. Interest income for the three month period ended March 31, 2012, was approximately $1,900, as compared to approximately $4,000, for the three month period ended March 31, 2011.  This decrease in interest income for the three month period ended March 31, 2012, was due to lower amounts of invested cash and cash equivalents in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the three months ended March 31, 2012 was approximately $61,000 (or less than 1% of revenues), an increase of approximately $40,000 as compared to approximately $21,000 (or less than 1% of revenues) of interest expense for the three months ended March 31, 2011. The increase in interest expense during the first quarter was primarily attributable to higher expenses associated with the indebtedness incurred in connection with the acquisition of Avalon Global Solutions at the end of the fourth quarter of 2011.

Income Taxes. Income tax expense for the three month period ended March 31, 2012 was approximately $29,000, as compared to an income tax benefit of approximately $203,000 for the three month period ended March 31, 2011. The increase in income tax is attributable to greater taxable earnings from growth in higher margin revenue.

Net Income. As a result of the factors above, the net income for the three month period ended March 31, 2012 was approximately $57,000 as compared to a net loss of approximately $317,000 for the three month period ended March 31, 2011.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to an $8.0 million working capital credit facility with Cardinal Bank. The Company’s operating liabilities are largely predictable and consist of vendor and payroll obligations.

The Company’s operations require substantial working capital to fund the future growth of its business model and moving forward with expanded domestic and international sales and marketing efforts, and planned capital expenditures to support a larger customer base. At March 31, 2012, the Company’s net working capital was approximately $2.7 million representing an increase in net working capital of approximately $0.3 million compared to the same period a year ago. At March 31, 2012, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards in any of our segments. The Company has an available revolving line of credit up to $8.0 million to fund operations and expansion activities. At March 31, 2012, there were no outstanding borrowings against the working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the three months ended March 31, 2012, net cash used in operations was approximately $0.3 million, as compared to net cash provided by operations of approximately $0.6 million in the same period last year. There were no significant changes in customer collections or change in settlement terms of vendor liabilities.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management tools and applications and PKI software certificate credentialing managed services. For the three months ended March 31, 2012, cash used in investing activities was approximately $56,000 as compared to approximately $172,000 in the same period last year. The decrease in investing activity in the three months ended March 31, 2012, reflects a purchasing decision to enter into a capital lease arrangement as opposed to financing the current year technology requirements from available cash balances.

Cash provided by (used in) financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the three months ended March 31, 2012, cash used in financing activities was approximately $314,000 compared to approximately $46,000 in the same period last year. We utilized our line of credit to facilitate short term funding post acquisition at WidePoint Solutions Corp. (which acquired the assets of Avalon Global Solutions) while Avalon Global Solutions customer contracts were being assigned and collected and repayment of our term loan obligations during the quarters. We were able to repay the line of credit in full with available cash balances.

We believe our current cash position and our $8.0 million working capital credit facility are sufficient to meet planned capital expenditures and working capital requirements through 2013. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services. However, constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

Over the long term, the Company must successfully execute its plans to increase revenue and income streams that will generate significant positive cash flows if it is to sustain adequate liquidity without impairing growth or requiring the infusion of additional funds from external sources. The Company must also continue to generate positive cash flows to support our debt service and the continued pay down of our outstanding term note. Additionally, a major expansion might require external financing that could include additional debt or equity capital. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the existence of the following material weaknesses:

▪	Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

▪	Inadequate policies and procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

▪	Lack of sufficient subject matter expertise. Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

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

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal year 2012, and are reasonably likely to materially affect our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date: May 15, 2012	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: May 15, 2012	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

