Form 10-Q
period 2012-06-30
WIDEPOINT CORP
filed 2012-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 14, 2012, there were 63,651,857 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed consolidated financial statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and six months months ended June 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	4

	Notes to Condensed consolidated financial statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280,601	$2,135,310
Accounts receivable, net of allowance of $35,684 and $35,684, respectively	8,290,257	7,884,802
Unbilled accounts receivable	1,416,281	2,715,406
Prepaid expenses and other assets	751,270	782,862
Deferred income taxes	473,430	473,430

Total current assets	11,211,839	13,991,810

NONCURRENT ASSETS
Property and equipment, net	1,549,047	1,336,134
Intangibles, net	4,641,314	5,421,655
Goodwill	18,150,172	18,193,561
Deferred income tax asset, net of current	3,556,814	3,265,125
Deposits and other assets	83,406	81,941

TOTAL ASSETS	$39,192,592	$42,290,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short term note payable	$74,084	$100,951
Accounts payable	6,279,096	8,418,854
Accrued expenses	1,466,408	1,851,678
Deferred revenue	101,044	390,506
Current portion of long-term debt	2,158,032	798,319
Current portion of deferred rent	45,627	36,508
Current portion of capital lease obligations	47,137	22,908

Total current liabilities	10,171,428	11,619,724

Long-term debt, net of current portion	6,050,608	7,769,143
Capital lease obligation, net of current portion	124,086	-
Deferred rent, net of current portion	42,849	65,207
Deferred revenue	70,134	-
Deposits and other liabilities	1,964	-

Total liabilities	16,461,069	19,454,074

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,651,857 and 63,226,857 shares issued and outstanding, respectively	63,652	63,227
Additional paid-in capital	69,466,310	69,326,705
Accumulated deficit	(46,798,439)	(46,553,780)

Total stockholders’ equity	22,731,523	22,836,152

Total liabilities and stockholders’ equity	$39,192,592	$42,290,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(Unaudited)

REVENUES	$12,510,644	$9,965,878	$26,212,385	$20,495,003

COST OF SALES (including amortization and depreciation of $343,731, $171,161, $842,448, and $354,801, respectively)	9,631,761	$7,261,227	20,008,151	$15,950,697

GROSS PROFIT	2,878,883	2,704,651	6,204,234	4,544,306

OPERATING EXPENSES
Sales and marketing	876,399	385,100	1,517,115	815,283
General and administrative (including shared-based compensation expense of $55,227, $11,747, $110,280, and $39,937, respectively	2,400,037	1,877,145	4,897,365	3,743,951
Depreciation and amortization	79,200	58,777	138,976	106,371

Total operating expenses	3,355,636	2,321,022	6,553,456	4,665,605

(LOSS) INCOME FROM OPERATIONS	(476,753)	383,629	(349,222)	(121,299)

OTHER INCOME (EXPENSE)
Interest income	1,354	2,481	3,223	6,673
Interest expense	(117,753)	(19,304)	(179,204)	(39,859)
Other (expense) income	(9,290)	-	8,855	1,143

Total other (expense) income	(125,689)	(16,823)	(167,126)	(32,043)

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(602,442)	366,806	(516,348)	(153,342)
INCOME TAX PROVISION (BENEFIT)	(300,380)	152,375	(271,689)	(50,413)

NET (LOSS) INCOME	$(302,062)	$214,431	$(244,659)	$(102,929)

BASIC EARNINGS PER SHARE	$(0.005)	$0.003	$(0.004)	$(0.002)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,226,857	62,916,422	63,427,681	62,857,309

DILUTED EARNINGS PER SHARE	$(0.005)	$0.003	$(0.004)	$(0.002)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,226,857	64,142,707	63,427,681	62,857,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(244,659)	$(102,929)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit)	(291,689)	(79,584)
Depreciation expense	201,081	167,735
Amortization of intangibles	780,342	293,438
Amortization of deferred financing costs	4,819	857
Share-based compensation expense	110,280	39,937
Loss on disposal of equipment	667	357
Changes in assets and liabilities
Accounts receivable and unbilled receivables	893,670	4,802,200
Prepaid expenses and other current assets	31,592	8,743
Other assets excluding deferred financing costs	8,265	(10,000)
Accounts payable and accrued expenses	(2,471,800)	(4,542,468)
Income tax payable	-	(143,450)
Deferred revenue	(219,328)	(187,533)
Other liabilities	1,964	-

Net cash (used in) provided by operating activities	$(1,194,796)	$247,303

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	76,539	-
Purchase of property and equipment	(236,085)	(230,657)
Software development costs	-	(274,971)
Proceeds from the sale of property and equipment	-	750

Net cash used in investing activities	$(159,546)	$(504,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,294,674	-
Principal repayments of bank line of credit	(2,294,674)	-
Principal repayments of long term debt	(417,719)	(278,386)
Principal repayments of short-term notes payable	(67,587)	(74,065)
Principal repayments under capital lease obligations	(30,262)	(23,204)
Debt issuance costs	(14,549)	-
Proceeds from exercise of stock options	29,750	211,200

Net cash used in financing activities	$(500,367)	$(164,455)

DECREASE IN CASH	$(1,854,709)	$(422,030)

CASH, beginning of period	2,135,310	$5,816,303

CASH, end of period	$280,601	$5,394,273

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$115,054	$40,812
Cash paid for income taxes	$-	$201,763

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of assets under capital lease obligation	$178,577	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

The Company provides advanced technology-based products and solutions through three business segments, which include: Telecommunications Management, Cybersecurity Managed Solutions, and Consulting Services and Products. These segments offer proprietary IP-based wireline and wireless full life cycle service solutions and identity management assurance and data protection services utilizing certificate-based security solutions delivered via WidePoint’s trusted cloud mobility managed services environment; and are supported by other associated IT consulting services and products in which the Company provides specific subject matter expertise in including but not limited to IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Identity Assurance and Forensic Informatics. See Note 11 to the condensed consolidated financial statements for additional information and financial results for the Company’s operating segments.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during 2012 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

3.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	JUNE 30,	DECEMBER 31,
	2012	2011
Commercial	$1,718,719	$2,508,626
Government	6,571,538	5,376,176

Accounts receivable, net	$8,290,257	$7,884,802

Unbilled accounts receivable consist of the following:

	JUNE 30,	DECEMBER 31,
	2012	2011

Commercial	$312,130	$88,855
Government	1,104,151	2,626,551

Unbilled accounts receivable	$1,416,281	$2,715,406

Customers representing ten percent or more of consolidated revenues are set forth in the table below for the three and six months ended June 30:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues

Transportation Security Administration (“TSA”)	19%	27%	18%	25%
Department of Homeland Security (“DHS”)	17%	28%	17%	28%
Maryland Procurement	11%	—	8%	—

Customers representing ten percent or more of consolidated trade accounts receivable and unbilled receivables are set forth in the table below as of the period presented:

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	10%	11%
Department of Homeland Security (“DHS”)	23%	20%
Bureau of Alcohol, Tabacco & Firearms ("ATF")	12%	—

4.	Property and Equipment

Major classes of property and equipment consisted of the following:

	JUNE 30,	DECEMBER 31,
	2012	2011

Land and building	$677,054	$677,054
Computer hardware and software	1,598,582	1,419,711
Furniture and fixtures	208,181	202,591
Leasehold improvements	331,659	220,760
Automobile	2,400	-
Gross property and equipment	2,817,876	2,520,116
Less: accumulated depreciation and amortization	(1,268,829)	(1,183,982)

Property and equipment, net	$1,549,047	$1,336,134

For the three months ended June 30, 2012 and 2011 property and equipment depreciation expense recorded was approximately $109,850 and $88,900, respectively. For the six months ended June 30, 2012 and 2011 property and equipment depreciation expense recorded was approximately $201,080 and $167,740, respectively. There were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For the three months ended June 30, 2012, the Company did not enter into any capital lease arrangements. For the six months ended June 30, 2012, the Company entered into capital lease arrangements for computer server replacement with a present value of approximately $180,000. See Note 6 for additional information about capital lease obligations. For the three and six months ended June 30, 2011, the Company did not enter into any capital lease arrangements.

For the three months ended June 30, 2012 and 2011 depreciation expense for leased equipment was approximately $22,600 and $11,300, respectively. For the six months ended June 30, 2012 and 2011 depreciation expense for leased equipment was approximately $35,300 and $22,600, respectively.

Total capitalized cost of equipment under capital leases at June 30, 2012 and December 31, 2011 was approximately $547,400 and $432,000, respectively. Accumulated depreciation for leased equipment at June 30, 2012 and December 31, 2011 was approximately $386,300 and $414,200, respectively. For the three and six month period ended June 30, 2012, equipment under capital leases with cost and accumulated depreciation of approximately $63,200 were disposed of at the end of the lease period, with was no gain or loss recognized upon disposition. Total net book value of assets under capital leases at June 30, 2012 and December 31, 2011 was approximately $161,100 and $17,800, respectively.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill were as follows for the six months ended June 30, 2012:

Beginning balances, January 1, 2012	$18,193,561
Additions:
Purchase adjustment related to Avalon Global Solutions, Inc. liability reduction (1)	33,150
Reductions:
Purchase adjustment related to Avalon Global Solutions, Inc. net working capital adjustment (2)	(76,539)
Ending balances, June 30, 2012	$18,150,172

(1)	In connection with the acquisition of Avalon Global Solutions (“AGS”), we paid additional vendor liabilities as part of the acquisition agreement.

(2)	In connection with the acquisition of AGS a portion of the sales proceeds held in escrow were subject to satisfaction of a minimum level of net working capital which had not been met and we received a return from escrow for the difference.

We have not identified any quantitative or qualitative factors for segment goodwill that would indicate impairment exists at June 30, 2012.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no additions to intangible assets for the three and six month period ended June 30, 2012. There were fully amortized developed software intangibles with an original cost and accumulated amortization of approximately $1,239,000 disposed of during the three and six month period ended June 30, 2012.

The aggregate amortization expense recorded was approximately $390,170 and $141,060 for the three month period ended June 30, 2012 and 2011, respectively. The aggregate amortization expense recorded was approximately $780,340 and $293,350 for the six month period ended June 30, 2012 and 2011, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 3.5 years, respectively, at June 30, 2012.

6.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8.0 million working capital line of credit facility with Cardinal Bank. There were no changes in the terms under the credit facility during the six months ended June 30, 2012. The Company was advanced approximately $425,000 during the three month period ended June 30, 2012. The Company was advanced approximately $2.3 million during the six month period ended June 30, 2012, respectively, and repaid such advances during the same period. There was no outstanding balance on the credit facility at June 30, 2012.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
Cardinal Bank Term Note Dated January 2, 2008 (1)	$-	$50,909
Cardinal Bank Mortgage Dated December 17, 2010 (2)	508,354	515,553
Cardinal Bank Term Note Dated December 31, 2011 (3)	3,640,450	4,001,000
Seller Financed Subordinated Notes Dated
December 31, 2011 (4)	4,059,836	4,000,000

Total	8,208,640	8,567,462
Less: current portion	(2,158,032)	(798,319)

Long-term debt, net of current portion	$6,050,608	$7,769,143

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

(3)   On December 31, 2011, the Company entered into a $4 million 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(4)   On December 31, 2011, the Company entered into a $1 million and $3 million subordinated 3-year term note with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. Under the terms of the asset purchase agreement, $3 million of this subordinated note is subject to certain claw-back provisions. The term notes bear interest at 3.0% with annual principal and interest payments of $1,488,183, $1,413,333 and $1,373,333 in 2013, 2014 and 2015, respectively, and mature on April 15, 2015. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows:

2012	$2,158,032
2013	2,172,380
2014	2,148,590
2015	852,976
2016	876,662
Total	$8,208,640

The Company has leased certain equipment under capital lease arrangements which expire in 2015. Future minimum payments required under the leases are as follows:

2012	$47,137
2013	52,564
2014	51,464
2015	51,364
Total	$202,529
Less portion representing interest	31,306
Present value of minimum lease payments under capital lease agreements	171,223
Less current portion	$(47,137)
Capital lease obligations, net of current portion	$124,086

7.	Income Taxes

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

The Company did not have any unrecognized tax benefits at December 31, 2011 and June 30, 2012, respectively, including interest and penalties. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company recognized a deferred income tax benefit for the three months ended June 30, 2012 to reflect a change in the timing and amount of its use of net operating loss carryforwards for the year ending December 31, 2012.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000. As of June 30, 2012, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

8.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2012, there were 63,651,857 shares of common stock outstanding. Shares of common stock issued as a result of stock option exercises for the three months ended June 30, 2012 and 2011 was 425,000 and 120,000, respectively. Shares of common stock issued as a result of stock option exercises for the six months ended June 30, 2012 and 2011 was 425,000 and 240,000, respectively. See Note 9 for additional information regarding stock option plans.

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

A summary of the stock option and restricted stock award activity under our plans during the six months ended June 30, 2012 is set forth below:

		Weighted
		Average Grant
	# of	Date Fair Value
NON-VESTED OPTIONS	Shares	per Share
Non-vested balances, January 1, 2012	840,000	$0.70
Granted	400,000	$0.43
Non-vested balances, June 30, 2012	1,240,000	$0.61

		Weighted
		Average
	# of	Exercise Price
OUTSTANDING AND EXERCISABLE	Shares	per Share
Outstanding balances, January 1, 2012	3,362,000	$0.64
Issued	400,000	$0.69
Canceled	(25,000)	$0.54
Exercised	(425,000)	$0.07
Outstanding balances, June 30, 2012	3,312,000	$0.72

Outstanding and exercisable balances, June 30, 2012	2,072,000	$0.59

The aggregate remaining contractual lives in years for all options outstanding and the portion of such outstanding options that are exercisable on June 30, 2012 were 3.15 and 2.20, respectively. In comparison, the aggregate remaining contractual lives in years for the options outstanding and the portion of such outstanding options that are exercisable on June 30, 2011, were 3.33 and 2.81, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options outstanding and the portion of such outstanding options that are exercisable as of June 30, 2012, were $238,720, respectively.

Share based compensation represents both stock options based expense and stock grant expense. The following table sets forth share-based compensation expense of for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
General and administrative expense	$55,227	$11,747	$110,280	$39,937
Share-based compensation before taxes	$55,227	$11,747	$110,280	$39,937
Tot net share-based compensation expense	$55,227	$11,747	$110,280	$39,937
Net share-based compensation expenses per basic and diluted common share	nil	nil	nil	nil

Included in share-based compensation in the three and six month period ended June 30, 2011, respectively, was the benefit realized as a result of forfeitures of granted unvested stock options which were cancelled during that period. The resulting benefit occurred as the value attributed to the forfeited shares which were greater than the sum of the stock options based compensation recognized during the respective periods. There were no such forfeitures in the three and six month period June 30, 2012, respectively, that would have had a similar benefit.

At June 30, 2012, the Company had approximately $408,350 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.15 years.

10.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the three and six month periods ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net (loss) income	$(302,062)	$214,431	$(244,659)	$(102,929)
Weighted average number of common shares	63,226,857	62,916,422	63,427,681	62,857,309
Basic EPS	$(0.005)	$0.003	$(0.004)	$(0.002)

Diluted EPS Computation:
Net (loss) income	$(302,062)	$214,431	$(244,659)	$(102,929)

Weighted average number of common shares	63,226,857	62,916,422	63,427,681	62,857,309
Incremental shares from assumed conversions of stock options	-	1,226,285	-	-
Adjusted weighted average number of common shares	63,226,857	64,142,707	63,427,681	62,857,309

Diluted EPS	$(0.005)	$0.003	$(0.004)	$(0.002)

11.	Segment reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.  Management evaluates segment performance primarily based on revenue and segment operating income.

The Company operates as three segments, Telecommunications Management, CyberSecurity Solutions, and IT Consulting Services and Products.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment.  Unallocated corporate costs include shared costs related to business administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

Management does not analyze assets for decision making purposes as it relates to the segments below. Accordingly, information is not available for long-lived assets or total assets. The following tables set forth selected segment and consolidated operating results and other operating data for the periods indicated.

	THREE MONTHS ENDED JUNE 30, 2012
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$7,513,396	$1,118,724	$3,878,524	$-	$12,510,644
Income (loss) from operations	635,255	378,995	(605,893)	(885,110)	(476,753)
Net interest income (expense)	-	-	-	(116,399)	(116,399)
Net other income (expense)	-	-	-	(9,290)	(9,290)
Net income before provision for income taxes	635,255	378,995	(605,893)	(1,010,799)	(602,442)
Net income tax expense (benefit)	-	-	-	(300,380)	(300,380)
Net income (loss)	$635,255	$378,995	$(605,893)	$(710,419)	$(302,062)

	THREE MONTHS ENDED JUNE 30, 2011
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$6,158,197	$2,294,973	$1,512,708	$-	$9,965,878
Income (loss) from operations	570,994	495,652	(71,159)	(611,858)	383,629
Net interest income (expense)	-	-	-	(16,823)	(16,823)
Net other income (expense)	-	-	-	-	-
Net income before provision for income taxes	570,994	495,652	(71,159)	(628,681)	366,806
Net income tax benefit	-	-	-	152,375	152,375
Net income (loss)	$570,994	$495,652	$(71,159)	$(781,056)	$214,431

	SIX MONTHS ENDED JUNE 30, 2012
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$14,843,008	$3,287,122	$8,082,255	$-	$26,212,385
Income (loss) from operations	1,181,631	1,102,812	(810,235)	(1,823,430)	(349,222)
Net interest income (expense)	-	-	-	(175,981)	(175,981)
Net other income (expense)	-	-	-	8,855	8,855
Net income before provision for income taxes	1,181,631	1,102,812	(810,235)	(1,990,556)	(516,348)
Net income tax expense (benefit)	-	-	-	(271,689)	(271,689)
Net income (loss)	$1,181,631	$1,102,812	$(810,235)	$(1,718,867)	$(244,659)

	SIX MONTHS ENDED JUNE 30, 2011
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$11,765,783	$3,551,222	$5,177,998	$-	$20,495,003
Income (loss) from operations	925,404	572,937	(394,353)	(1,225,287)	(121,299)
Net interest income (expense)	-	-	-	(33,186)	(33,186)
Net other income (expense)	-	-	-	1,143	1,143
Net income before provision for income taxes	925,404	572,937	(394,353)	(1,257,330)	(153,342)
Net income tax benefit	-	-	-	(50,413)	(50,413)
Net income (loss)	$925,404	$572,937	$(394,353)	$(1,206,917)	$(102,929)

12.	Supplemental Unaudited Pro Forma Information

Except as described in Note 5 above, there have been no further changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the three and six month period ended June 30, 2012. The Company has engaged outside experts to assist in determining the estimated fair value of intangible assets acquired in the business combination with AGS. The Company expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2012.

Supplemental Unaudited Pro Forma Information for the three and six month period ended June 30, 2011

The following pro forma information for the three and six month period ended June 30, 2011 presents the results of operations as if the AGS acquisition had occurred at the beginning of 2011.

	JUNE 30, 2011
	THREE MONTHS	SIX MONTHS
	ENDED	ENDED

Revenues, net	$12,146,510	$24,528,413
Net income	$224,645	$37,166
Basic EPS	$0.004	$0.001
Diluted EPS	$0.004	$0.001

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

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the declaration and payment of dividends; and (v) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Our expertise lies in the following three business segments: Telecommunications Management, Cybersecurity Managed Solutions, and Consulting Services and Products. These segments offer unique solutions and proprietary IP-based wireline and wireless full life cycle management service solutions and; cybersecurity solutions with an expertise in identity management assurance and data protection services utilizing certificate-based security solutions delivered via WidePoint’s trusted cloud mobility managed services environment; and are supported by other associated IT consulting services and products in which the Company provides specific subject matter expertise in including but not limited to IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Identity Assurance and Forensic Informatics. WidePoint has eight operational entities, which specialize in providing the following products and services:

▪	Telecommunications Management - iSYS LLC (“iSYS”) and WidePoint Solutions Corp. (“WSC”) specialize in telecommunications management solutions, characterized by comprehensive wireless environment managed services contracts to a number of large US federal agencies. It also specializes in forensic informatics, and Identity Assurance development services to both the public and private sectors.

▪	Cybersecurity Managed Solutions – Operational Research Consultants, Inc. (“ORC”) specializes in cyber security solutions with a focus on IT integration and secure authentication processes and software, and providing services to the federal government. ORC has been at the forefront of implementing PKI technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. We believe PKI technology has emerged as the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government. Advanced Response Concepts Corporation (“ARCC”). specializes in providing identity assurance and priority resource management solutions, crime scene management and information protection, and other activities related thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets. Protexx Technology Corporation (“Protexx”), which is a development stage company, specializes in identity assurance, and encrypted mobile and wireless data-in motion protection products and services.

▪	Consulting Services and Products – Our various subsidiaries provide IT consulting services and products to both commercial and federal government customers. Our commercial consulting services are predominantly offered by our Widepoint IL subsidiary (in conjunction with WidePoint NBIL) in the Midwestern regional area and can cross-sell various services of our other operating subsidiaries. Our federal government consulting and product services are offered by all of our operating subsidiaries. These services include a variety of IT related services and products.

For additional information related to our business operations and segments see Note 11 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

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

Due to the acquisition of the assets of AGS, our 2012 consolidated revenue and receivable base is better diversified between government and commercial clients. We intend to continue to cross-sell additional services to AGS's existing customer base and leverage our existing customer relationships to reach new customers worldwide. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings.

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consists of salaries and benefits paid to our technical, marketing and administrative personnel as well as payments to technical subcontractor labor and vendor-related costs in connection with our Communications Management segment.  Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.   To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

Revenues. Revenues for the three month period ended June 30, 2012 increased approximately 26% to approximately $12.5 million, an increase of $2.5 million as compared to approximately $10.0 million for the three month period ended June 30, 2011. This increase was a result of revenue growth in our Telecommunications Management and our IT Consulting Services and Product segments which were materially driven by additional revenues generated by the acquired customers of AGS and revenue increases attributable to the rising demand for our credentialing services that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites and programs.

Our segment revenue quarterly comparison is set forth below:

▪	Our Telecommunications Management segment revenue increased to approximately $7.5 million, an increase of approximately $1.3 million (or 22%) for the three month period ended June 30, 2012 as compared to approximately $6.2 million for the quarter ended June 30, 2011. The increase was primarily due to additional revenues generated from customers from the asset acquisition of AGS that was completed on December 31, 2011, partially offset by lower amounts of revenue generated from billable reselling of minutes to our federal customers as we shift away from lower margin services. We continue to believe that growth in our commercial and state initiatives augmented by continued federal expansion will allow us to meet our overall growth objectives for higher margin Telecommunications Management services.

▪	Our Cyber Security Managed Solutions segment revenue decreased to approximately $1.1 million, a decrease of $1.2 million (or 51%) for the three month period ended June 30, 2012 as compared to approximately $2.3 million for the three month period ended June 30, 2011. This decrease was materially due to the award of a credentialing sale that was recognized in the three months ended March 31, 2012. We continue to believe that growth in support of all of these efforts, along with the expansion of the federal mandates and programs in 2012 will support our overall growth objectives.

▪	Our IT Consulting Services and Products segment revenues were approximately $3.9 million, an increase of $2.4 million for the three month period ended June 30, 2012 as compared to $1.5 million for the three month period ended June 30, 2011. The increase was materially due to growth in both our commercial and government operations further augmented from reselling of mobile devices and accessories to customers added from the asset acquisition of AGS. Future performance and the continuity of growth may prove erratic from period to period given the nature and variability of the products and services we offer.

Cost of Sales. Cost of sales for the three month period ended June 30, 2012, was approximately $9.6 million (or 77% of revenues), as compared to approximately $7.3 million (or 73% of revenues) for the three month period ended June 30, 2011. This increase was caused by a lower mix of sales of higher margin services in our CyberSecurity Managed Solutions segment as compared to our other segments. We anticipate that our cost of sales will trend lower as we recognize a greater portion of revenue in the future from higher margin services.

Gross Profit. Gross profit for the three month period ended June 30, 2012 was approximately $2.9 million (or 23% of revenues), as compared to approximately $2.7 million (or 27% of revenues) for the three month period ended June 30, 2011.  In future periods, we anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our segments revenue mix.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2012 was approximately $876,000 (or 7% of revenues), as compared to approximately $385,000 (or 4% of revenues) for the three month period ended June 30, 2011.  Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase in our sales and marketing costs.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2012 were approximately $2.4 million (or 19% of revenues), as compared to approximately $1.9 million (or 19% of revenues) for the three month period ended June 30, 2011.   The acquisition of the assets of AGS accounted for a significant portion of the increase in our general and administrative costs. The remaining portion of the increase is attributable to project-based internal efforts to optimize future quarters’ operational capacity.

Depreciation. Depreciation expense for the three month period ended June 30, 2012 was approximately $79,000, as compared to approximately $59,000 for the three month period ended June 30, 2011.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in our Corporate, Telecommunications Management and Cybersecurity Managed Solutions segments to purchase of equipment in support of new revenue streams that will impact future depreciation expenses.

Interest Income. Interest income for the three month period ended June 30, 2012 was approximately $1,300, as compared to approximately $2,500, for the three month period ended June 30, 2011.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the three months ended June 30, 2012 was approximately $118,000 (or 1% of revenues), an increase of approximately $99,000 as compared to approximately $19,000 (or less than 1% of revenues) of interest expense for the three months ended June 30, 2011. The increase in interest expense was primarily attributable to higher expenses associated with the indebtedness incurred in connection with the acquisition of AGS.

Income Taxes. Income tax benefit for the three month period ended June 30, 2012 was approximately $300,000, as compared to an income tax expense of approximately $152,000 for the three month period ended June 30, 2011. The income tax benefit recognized in the three month period ended June 30, 2012 reflects changes in the timing and amount of the use of net operating loss carryforwards to reduce future taxable income.

Net Income (Loss). As a result of the factors above, the net loss for the three month period ended June 30, 2012 was approximately $302,000 as compared to net income of approximately $214,000 for the three month period ended June 30, 2011.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

Revenues. Revenues for the six month period ended June 30, 2012 increased to approximately $26.2 million, an increase of approximately $5.7 million (or 28%) as compared to approximately $20.5 million for the six month period ended June 30, 2011. This increase was a result of revenue growth in our Telecommunications Management and our IT Consulting Services and Product segments which were materially driven by additional revenues generated by the acquired customers of AGS and revenue increases attributable to the rising demand for our credentialing services that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites and programs.

Our segment revenue quarterly comparison is set forth below:

▪	Our Telecommunications Management segment revenue increased to approximately $14.8 million, an increase of approximately $3.0 million (or 26%) for the six month period ended June 30, 2012 as compared to approximately $11.8 million for the six month period ended June 30, 2011. The increase was primarily due to additional revenues generated from customers from the asset acquisition of AGS, partially offset by lower amounts of revenue generated from billable reselling of minutes to our federal customers as we shift away from lower margin services. We continue to believe that growth in our commercial and state initiatives augmented by continued federal expansion will allow us to meet our overall growth objectives for higher margin Telecommunications Management services.

▪	Our Cyber Security Managed Solutions segment revenue decreased to approximately $3.3 million, a decrease of $0.3 million (or 7%) for the six month period ended June 30, 2012 as compared to approximately $3.6 million for the six month period ended June 30, 2011. The decrease was due to delays in the roll out of certain state government solutions. Overall we believe that revenue growth will continue to be realized over an annual basis as rising demand for our credentialing services for our ECA, ACES, PIV-I and other credentialing services that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites, continued expansion in support of the Transportation Workers Identification Credentialing (TWIC) program, continued support and rollout of additional work with various states in support of our first responders initiatives, and other credentialing initiatives progress.

▪	Our IT Consulting Services and Products segment increased to approximately $8.1 million, an increase of $2.9 million (or 56%) for the six month period ended June 30, 2012 as compared to $5.2 million for the six month period ended June 30, 2011. The increase was due to growth in both our commercial and government operations further augmented from reselling of mobile devices and accessories to customers added from the asset acquisition of AGS. We continue to believe that we will witness moderate growth in this segment given the nature and variability of the products and services we offer. Future performance and the continuity of growth may prove erratic from period to period.

Cost of Sales. Cost of sales for the six month period ended June 30, 2012 was approximately $20.0 million (or 76% of revenues), as compared to approximately $16.0 million (or 78% of revenues) for the six month period ended June 30, 2011. This increase was caused by a lower mix of sales of higher margin services in our CyberSecurity Managed Solutions segment as compared to our other segments. We anticipate that our cost of sales will trend lower as we recognize a greater portion of revenue in the future from higher margin services.

Gross Profit. Gross profit for the six month period ended June 30, 2012 was approximately $6.2 million (or 24% of revenues), as compared to approximately $4.5 million (or 22% of revenues) for the six month period ended June 30, 2011.  In future periods, we anticipate gross profit as a percentage of revenues to increase as cost of sales as a percentage of revenues decreases due to a greater mix of higher margin services.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our segments revenue mix.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2012 was approximately $1.5 million (or 6% of revenues), as compared to approximately $815,000 (or 4% of revenues) for the six month period ended June 30, 2011.  Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2012 were approximately $4.9 million (or 19% of revenues), as compared to approximately $3.7 million (or 18% of revenues) for the six month period ended June 30, 2011.  The acquisition of the assets of AGS accounted for a significant portion of the increase in our general and administrative costs. The remaining portion of the increase is attributable to project-based internal efforts to optimize future quarters’ operational capacity.

Depreciation. Depreciation expense for the six month period ended June 30, 2012, was approximately $139,000, as compared to approximately $106,000 for the six month period ended June 30, 2011.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in our Telecommunications Management and Cybersecurity Managed Solutions segments to purchase of equipment in support of new revenue streams that will impact future depreciation expenses.

Interest Income. Interest income for the six month period ended June 30, 2012, was approximately $3,200, as compared to approximately $6,700, for the six month period ended June 30, 2011.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the six months ended June 30, 2012 was approximately $179,000 (or 1% of revenues), an increase of approximately $139,000 as compared to approximately $40,000 (or less than 1% of revenues) of interest expense for the six months ended June 30, 2011. The increase was primarily attributable to indebtedness incurred in connection with the acquisition of AGS.

Income Taxes. Income tax benefit for the six month period ended June 30, 2012 was approximately $272,000, as compared to $50,000 for the six month period ended June 30, 2011. The income tax benefit recognized in the six month period ended June 30, 2012 reflects changes in the timing and amount of the use of net operating loss carryforwards in fiscal 2012 to reduce future taxable income.

Net Income. As a result of the factors above, the net loss for the six month period ended June 30, 2012 was approximately $245,000 as compared to a net loss of approximately $103,000 for the six month period ended June 30, 2011.

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

The Company’s operations require substantial working capital to fund the future growth of its business model and moving forward with expanded domestic and international sales and marketing efforts, and planned capital expenditures to support a larger customer base. At June 30, 2012, the Company’s net working capital was approximately $1.0 million as compared to approximately $2.4 at December 31, 2011. The reduction in net working capital is due to planned repayment of subordinated debt current maturities due within one year. At June 30, 2012, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards in any of our segments. The Company has an available revolving line of credit up to $8.0 million to fund operations and expansion activities. At June 30, 2012, there were no outstanding borrowings against the working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six months ended June 30, 2012, net cash used in operations was approximately $1.2 million, as compared to net cash provided by operations of approximately $0.2 million in the same period last year. Our net cash used in operations position for the six months ended June 30, 2012 was due to an acceleration of mobile carrier payments and some delays in collection of large customer payments due to timing of their processing cycle and the end of the period.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management tools and applications and PKI software certificate credentialing managed services. For the six months ended June 30, 2012, cash used in investing activities was approximately $159,000 as compared to approximately $505,000 in the same period last year. The decrease in investing activity in the six months ended June 30, 2012 reflects the timing of periodic PKI credentialing software development costs and purchasing decisions to enter into a capital lease arrangements as opposed to financing the current year technology requirements from available cash balances.

Cash used in financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the six months ended June 30, 2012, cash used in financing activities was approximately $500,000 compared to approximately $164,000 in the same period last year. We utilized our line of credit during the first quarter to facilitate short term funding post acquisition at WidePoint Solutions Corp. (which acquired the assets of AGS) while AGS customer contracts were being assigned and collected and repayment of our term loan obligations during the six month period ended June 30, 2012. We were able to repay the line of credit in full with available cash balances.

We believe our current cash position and our $8.0 million working capital credit facility are sufficient to meet planned growth strategies, capital expenditures to improve and increase efficiency of our infrastructures and recurring working capital requirements through 2013. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, technological changes and market acceptance of the Company’s services. However, constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2012.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2011 fiscal period.

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

WIDEPOINT CORPORATION

Date:	August 14, 2012	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	August 14, 2012	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

