Form 10-Q
period 2012-09-30
WIDEPOINT CORP
filed 2012-11-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number: 001-33035

WidePoint Corporation
(Exact name of Registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

7926 Jones Branch Drive, Suite 520, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2012, there were 63,651,857 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,493,589	$2,135,310
Accounts receivable, net of allowance of $35,684 and $35,684, respectively	6,329,418	7,884,802
Unbilled accounts receivable	1,877,686	2,715,406
Prepaid expenses and other assets	804,957	782,862
Deferred income taxes	473,430	473,430

Total current assets	11,979,080	13,991,810

NONCURRENT ASSETS
Property and equipment, net	1,508,895	1,336,134
Intangibles, net	4,251,143	5,421,655
Goodwill	18,150,172	18,193,561
Deferred income tax asset, net of current	3,407,760	3,265,125
Deposits and other assets	78,049	81,941

TOTAL ASSETS	$39,375,099	$42,290,226

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short term note payable	$27,349	$100,951
Accounts payable	5,423,310	8,418,854
Accrued expenses	2,441,118	1,851,678
Deferred revenue	53,055	390,506
Current portion of long-term debt	357,894	798,319
Current portion of deferred rent	48,412	36,508
Current portion of capital lease obligations	10,226	22,908

Total current liabilities	8,361,364	11,619,724

Long-term debt, net of current portion	7,769,143	7,769,143
Capital lease obligation, net of current portion	145,122	-
Deferred rent, net of current portion	29,318	65,207
Deferred revenue	27,516	-
Deposits and other liabilities	1,964	-

Total liabilities	16,334,427	19,454,074

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,651,857 and 63,226,857 shares issued and outstanding, respectively	63,652	63,227
Additional paid-in capital	69,531,751	69,326,705
Accumulated deficit	(46,554,731)	(46,553,780)

Total stockholders’ equity	23,040,672	22,836,152

Total liabilities and stockholders’ equity	$39,375,099	$42,290,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(Unaudited)

REVENUES	$15,210,896	$10,681,817	$41,423,281	$31,176,820

COST OF SALES (including amortization and depreciation of
$419,657, $155,630, $1,262,105, and $510,431, respectively)	11,637,696	$8,115,658	31,645,847	$24,066,355

GROSS PROFIT	3,573,200	2,566,159	9,777,434	7,110,465

OPERATING EXPENSES
Sales and marketing	705,190	362,654	2,222,305	1,177,937
General and administrative (including shared-based compensation
expense of $55,593, $69,920, $165,873, and $109,857, respectively	2,334,492	1,885,001	7,231,857	5,628,952
Depreciation and amortization	74,682	48,536	213,658	154,907

Total operating expenses	3,114,364	2,296,191	9,667,820	6,961,796

INCOME FROM OPERATIONS	458,836	269,968	109,614	148,669

OTHER INCOME (EXPENSE)
Interest income	956	2,718	4,179	9,391
Interest expense	(85,366)	(14,949)	(264,570)	(54,808)
Other income (expense)	11,091	(944)	19,946	199

Total other expense, net	(73,319)	(13,175)	(240,445)	(45,218)

NET (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	385,517	256,793	(130,831)	103,451
INCOME TAX PROVISION (BENEFIT)	141,809	38,854	(129,880)	(11,559)

NET INCOME (LOSS)	$243,708	$217,939	$(951)	$115,010

BASIC EARNINGS PER SHARE	$0.004	$0.003	$(0.000)	$0.002

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,651,857	62,930,873	63,427,681	62,882,100

DILUTED EARNINGS PER SHARE	$0.004	$0.003	$(0.000)	$0.002

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,820,891	63,968,039	63,427,681	64,230,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(951)	$115,010
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax (benefit)	(142,635)	(55,399)
Depreciation expense	305,250	249,801
Amortization of intangibles	1,170,513	416,899
Amortization of deferred financing costs	7,228	1,285
Share-based compensation expense	165,873	109,857
Loss on disposal of equipment	667	1,301
Changes in assets and liabilities
Accounts receivable and unbilled receivables	2,393,104	4,461,914
Prepaid expenses and other current assets	(22,095)	50,714
Other assets excluding deferred financing costs	13,622	(10,000)
Accounts payable and accrued expenses	(2,370,216)	(3,728,507)
Income tax payable	-	(143,450)
Deferred revenue	(309,935)	(267,547)
Other liabilities	1,964	-

Net cash provided by operating activities	$1,212,389	$1,201,878

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	76,539	-
Purchase of property and equipment	(300,102)	(317,122)
Software development costs	-	(350,969)
Proceeds from the sale of property and equipment	-	750

Net cash used in investing activities	$(223,563)	$(667,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,035,078	-
Repayments of bank line of credit advances	(3,035,078)	-
Principal repayments of long term debt	(586,164)	(528,852)
Principal repayments of short-term notes payable	-	-
Principal repayments under capital lease obligations	(67,023)	(35,147)
Debt issuance costs	(16,958)	-
Proceeds from exercise of stock options	39,598	211,200

Net cash used in financing activities	$(630,547)	$(352,799)

INCREASE IN CASH	$358,279	$181,738

CASH, beginning of period	2,135,310	$5,816,303

CASH, end of period	$2,493,589	$5,998,041

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$167,764	$232,383
Cash paid for income taxes	$-	$56,183

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes pay.	$40,720	$-
Acquisition of assets under capital lease obligation	$178,577	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not indicative of the operating results for the full year.

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

3.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
Commercial	$2,814,405	$2,508,626
Government	3,515,013	5,376,176

Accounts receivable, net	$6,329,418	$7,884,802

Unbilled accounts receivable consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011

Commercial	$582,552	$88,855
Government	1,295,134	2,626,551

Unbilled accounts receivable	$1,877,686	$2,715,406

Customers representing ten percent or more of consolidated revenues are set forth in the table below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues

Transportation Security Administration (“TSA”)	18%	23%	18%	24%
Department of Homeland Security (“DHS”)	15%	28%	17%	28%

Customers representing ten percent or more of consolidated trade accounts receivable and unbilled receivables are set forth in the table below as of the period presented:

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	11%	9%
Department of Homeland Security (“DHS”)	--	34%
Lockheed Martin Corporation ("LMC")	10%	--

4.	Property and Equipment

Major classes of property and equipment consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011

Land and building	$677,054	$677,054
Computer hardware and software	1,534,720	1,419,711
Furniture and fixtures	209,182	202,591
Leasehold improvements	368,596	220,760
Automobile	2,400	-
Gross property and equipment	2,791,952	2,520,116
Less: accumulated depreciation and
amortization	(1,283,057)	(1,183,982)

Property and equipment, net	$1,508,895	$1,336,134

For the three months ended September 30, 2012 and 2011 property and equipment depreciation expense recorded was approximately $104,170 and $89,310, respectively. For the nine months ended September 30, 2012 and 2011 property and equipment depreciation expense recorded was approximately $305,250 and $257,050, respectively. For the nine months ended September 30, 2012 and 2011, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For the three months ended September 30, 2012, the Company did not enter into any capital lease arrangements. For the nine months ended September 30, 2012, the Company entered into capital lease arrangements for computer server replacements with a present value of approximately $178,600. See Note 6 for additional information about capital lease obligations. For the nine months ended September 30, 2011, the Company did not enter into any capital lease arrangements.

For the three months ended September 30, 2012 and 2011 depreciation expense for leased equipment was approximately $17,500 and $11,300, respectively. For the nine months ended September 30, 2012 and 2011 depreciation expense for leased equipment was approximately $52,800 and $33,900, respectively.

Total capitalized cost of equipment under capital leases at September 30, 2012 and December 31, 2011 was approximately $479,900 and $432,000, respectively. Accumulated depreciation for leased equipment at September 30, 2012 and December 31, 2011 was approximately $336,300 and $414,200, respectively. For the three and nine month period ended September 30, 2012, equipment under capital leases with cost and accumulated depreciation of approximately $130,700 were disposed of at the end of the lease period, with was no gain or loss recognized upon disposition. Total net book value of assets under capital leases at September 30, 2012 and December 31, 2011 was approximately $143,600 and $17,800, respectively.

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2012:

Beginning balances, January 1, 2012	$18,193,561
Additions:
Purchase adjustment related to Avalon Global Solutions, Inc.
liability reduction (1)	33,150
Reductions:
Purchase adjustment related to Avalon Global Solutions, Inc.
net working capital adjustment (2)	(76,539)
Ending balances, September 30, 2012	$18,150,172

(1)	In connection with the acquisition of Avalon Global Solutions (“AGS”), we paid additional vendor liabilities as part of the acquisition agreement.

(2)	In connection with the acquisition of AGS a portion of the sales proceeds held in escrow were subject to satisfaction of a minimum level of net working capital which had not been met and we received a return from escrow for the difference.

We have not identified any quantitative or qualitative factors for segment goodwill that would indicate impairment exists at September 30, 2012.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no additions to intangible assets for the three and nine month period ended September 30, 2012. There were fully amortized developed software intangibles with an original cost and accumulated amortization of approximately $1,239,000 disposed of during the nine month period ended September 30, 2012.

The aggregate amortization expense recorded for the three month period ended September 30, 2012 and 2011 was approximately $390,170 and $123,460, respectively. The aggregate amortization expense recorded for the nine month period ended September 30, 2012 and 2011 was approximately $1,170,510 and $416,900, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 3.00 years, respectively, at September 30, 2012.

6. Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The Company may borrow up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables under the credit facility. Under the credit facility, the Cardinal bank term note reduces the amount available under the $8,000,000 credit facility. There were no changes in the terms under the credit facility during the nine months ended September 30, 2012. The Company was advanced and repaid approximately $736,400 during the three month period ended September 30, 2012. The Company was advanced and repaid approximately $3,035,100 during the nine month period ended September 30, 2012. There was no outstanding balance on the credit facility at September 30, 2012.

Long-Term Debt

Long-term debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
Cardinal Bank Term Note Dated January 2, 2008 (1)	$-	$50,909
Cardinal Bank Mortgage Dated December 17, 2010 (2)	504,757	515,553
Cardinal Bank Term Note Dated December 31, 2011 (3)	3,532,198	4,001,000
Seller Financed Subordinated Notes Dated
December 31, 2011 (4)	4,090,082	4,000,000

Total	8,127,037	8,567,462
Less: current portion	(357,894)	(798,319)

Long-term debt, net of current portion	$7,769,143	$7,769,143

(1) On January 2, 2008, the Company entered into a $2,000,000 four-year term note with Cardinal Bank to fund the unpaid portion of the iSYS purchase price. The term note bore interest at 7.5% with monthly principal and interest payments of approximately $48,000, and matured on January 1, 2012. The term note was secured under a corporate security agreement. This term note was repaid on January 1, 2012.

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

(3) On December 31, 2011, the Company entered into a $4,000,000 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(4) On December 31, 2011, the Company entered into a $1,000,000 and $3,000,000 subordinated 3-year term note with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. Under the terms of the asset purchase agreement, $3,000,000 of this subordinated note is subject to certain claw-back provisions. The term notes bear interest at 3.0% with annual principal and interest payments of $1,488,183, $1,413,333 and $1,373,333 in 2013, 2014 and 2015, respectively, and mature on April 15, 2015. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2012	$357,894
2013	2,202,626
2014	2,148,590
2015	2,186,309
2016	1,231,618
Total	$8,127,037

The Company has leased certain equipment under capital lease arrangements which expire in 2015. Future minimum payments required under the leases are as follows for fiscal years ending December 31:

2012	$28,101
2013	52,564
2014	51,464
2015	51,364
Total	$183,493
Less portion representing interest	(28,145)
Present value of minimum lease payments
under capital lease agreements	155,348
Less current portion	(10,226)
Capital lease obligations, net of current portion	$145,122

7.	Income Taxes

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

The Company did not have any unrecognized tax benefits at December 31, 2011 and September 30, 2012, respectively, including interest and penalties. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

The Company recognized an income tax provision for the three months ended September 30, 2012 to reflect a change in the timing and amount of its use of net operating loss carryforwards for the year ending December 31, 2012.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2011 and 2010, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000. As of September 30, 2012, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

8. Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2012, there were 63,651,857 shares of common stock outstanding. There were no shares of common stock issued as a result of stock option exercises for the three months ended September 30, 2012 and 2011, respectively. Shares of common stock issued as a result of stock option exercises for the nine months ended September 30, 2012 and 2011 was 425,000 and 240,000, respectively. See Note 9 for additional information regarding stock option plans.

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

A summary of the stock option and restricted stock award activity under our plans during the nine months ended September 30, 2012 is set forth below:

		Weighted
		Average Grant
	# of	Date Fair Value
NON-VESTED OPTIONS	Shares	per Share
Non-vested balances, January 1, 2012	840,000	$0.70
Granted	400,000	$0.43
Non-vested balances, September 30, 2012	1,240,000	$0.61

		Weighted
		Average
	# of	Exercise Price
OUTSTANDING AND EXERCISABLE	Shares	per Share
Outstanding balances, January 1, 2012	3,362,000	$0.64
Issued	400,000	$0.69
Canceled	(25,000)	$0.54
Exercised	(425,000)	$0.07
Outstanding balances, September 30, 2012	3,312,000	$0.72

Outstanding and exercisable balances, September 30, 2012	2,072,000	$0.59

The aggregate remaining contractual lives in years for all options outstanding and the portion of such outstanding options that are exercisable on September 30, 2012 were 2.89 and 1.94, respectively. In comparison, the aggregate remaining contractual lives in years for the options that were outstanding and exercisable on September 30, 2011, were 3.32 and 2.56, respectively.

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2012, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options that were outstanding and exercisable as of September 30, 2012, were $45,750, respectively.

Share based compensation represents both stock options based expense and stock grant expense. The following table sets forth share-based compensation expense of for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
General and administrative expense	$55,593	$69,920	$165,873	$109,857
Share-based compensation before taxes	$55,593	$69,920	$165,873	$109,857
Tot net share-based compensation expense	$55,593	$69,920	$165,873	$109,857
Net share-based compensation expenses per basic and
diluted common share	nil	nil	nil	nil

Included in share-based compensation in the three and nine month period ended September 30, 2011, respectively, was the benefit realized as a result of forfeitures of granted unvested stock options which were cancelled during that period. The resulting benefit occurred as the value attributed to the forfeited shares were greater than the sum of the stock options based compensation recognized during the respective periods. There were no such forfeitures in the nine month period September 30, 2012, that would have had a similar benefit.

At September 30, 2012, the Company had approximately $374,540 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.83 years.

10. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the three and nine month periods ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net income (loss)	$243,708	$217,939	$(951)	$115,010
Weighted average number of common shares	63,651,857	62,930,873	63,427,681	62,882,100
Basic EPS	$0.004	$0.003	$(0.000)	$0.002

Diluted EPS Computation:
Net income (loss)	$243,708	$217,939	$(951)	$115,010

Weighted average number of common shares	63,651,857	62,930,873	63,427,681	62,882,100
Incremental shares from assumed
conversions of stock options	169,034	1,037,166	-	1,348,593
Adjusted weighted average number of
common shares	63,820,891	63,968,039	63,427,681	64,230,693

Diluted EPS	$0.004	$0.003	$(0.000)	$0.002

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

The Company operates as three segments: Telecommunications Management, CyberSecurity Solutions, and IT Consulting Services and Products.

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

	THREE MONTHS ENDED SEPTEMBER 30, 2012
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$7,112,851	$2,327,299	$5,770,746	$-	$15,210,896
Income (loss) from operations	629,180	692,168	16,528	(879,040)	458,836
Net interest income (expense)	-	-	-	(84,410)	(84,410)
Net other income (expense)	-	-	-	11,091	11,091
Net income before provision
for income taxes	629,180	692,168	16,528	(952,359)	385,517
Net income tax provision (benefit)	-	-	-	141,809	141,809
Net income (loss)	$629,180	$692,168	$16,528	$(1,094,168)	$243,708

	THREE MONTHS ENDED SEPTEMBER 30, 2011
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$6,193,459	$1,577,563	$2,910,795	$-	$10,681,817
Income (loss) from operations	648,228	302,678	(89,185)	(591,753)	269,968
Net interest income (expense)	-	-	-	(12,231)	(12,231)
Net other income (expense)	-	-	-	(944)	(944)
Net income before provision
for income taxes	648,228	302,678	(89,185)	(604,928)	256,793
Income tax provision (benefit)	-	-	-	38,854	38,854
Net income (loss)	$648,228	$302,678	$(89,185)	$(643,782)	$217,939

	NINE MONTHS ENDED SEPTEMBER 30, 2012
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$21,955,859	$5,614,421	$13,853,001	$-	$41,423,281
Income (loss) from operations	1,810,811	1,794,980	(793,707)	(2,702,470)	109,614
Net interest income (expense)	-	-	-	(260,391)	(260,391)
Net other income (expense)	-	-	-	19,946	19,946
Net income before provision
for income taxes	1,810,811	1,794,980	(793,707)	(2,942,915)	(130,831)
Income tax provision (benefit)	-	-	-	(129,880)	(129,880)
Net income (loss)	$1,810,811	$1,794,980	$(793,707)	$(2,813,035)	$(951)

	NINE MONTHS ENDED SEPTEMBER 30, 2011
			Consulting
	Telecommunications	Cyber	Services and
	Management	Security	Products	Corporate	Total

Revenues	$17,959,242	$5,128,785	$8,088,793	$-	$31,176,820
Income (loss) from operations	1,573,632	875,615	(483,558)	(1,817,020)	148,669
Net interest income (expense)	-	-	-	(45,417)	(45,417)
Net other income (expense)	-	-	-	199	199
Net income before provision
for income taxes	1,573,632	875,615	(483,558)	(1,862,238)	103,451
Income tax provision (benefit)	-	-	-	(11,559)	(11,559)
Net income (loss)	$1,573,632	$875,615	$(483,558)	$(1,850,679)	$115,010

12. Supplemental Unaudited Pro Forma Information

Except as described in Note 5 above, there have been no further changes in the preliminary estimates of the fair value of the acquired assets and liabilities during the three and nine month period ended September 30, 2012. The Company has engaged outside experts to assist in determining the estimated fair value of intangible assets acquired in the business combination with AGS. The Company expects to complete the final determination of the estimated fair value of the acquisition prior to the end of 2012.

Supplemental Unaudited Pro Forma Information for the three and nine month period ended September 30, 2011

The following pro forma information for the three and nine month period ended September 30, 2011 presents the results of operations as if the AGS acquisition had occurred at the beginning of 2011.

	SEPTEMBER 30, 2011
	THREE MONTHS	NINE MONTHS
	ENDED	ENDED

Revenues, net	$12,858,740	$37,387,153
Net income	$251,058	$288,224
Basic EPS	$0.004	$0.005
Diluted EPS	$0.004	$0.004

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

Our expertise lies in the following three business segments: Telecommunications Management, Cybersecurity Managed Solutions, and Consulting Services and Products. These segments offer unique solutions and proprietary IP-based wireline and wireless full life cycle management service solutions and; cybersecurity solutions with an expertise in identity management assurance and data protection services utilizing certificate-based security solutions delivered via WidePoint’s trusted cloud mobility managed services environment; and are supported by other associated IT consulting services and products in which the Company provides specific subject matter expertise in including but not limited to IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Identity Assurance and Forensic Informatics. WidePoint has eight operational entities, which specialize in providing the following products and services:

▪	Telecommunications Management - iSYS LLC (“iSYS”) and WidePoint Solutions Corp. (“WSC”) specialize in telecommunications life cycle management solutions, characterized by comprehensive wireless environment managed services contracts to a number of large US federal agencies and to commercial market enterprise which include a number of multi-national corporations. iSYS also specializes in forensic informatics, and Identity Assurance development services to both the public and private sectors.

▪	Cybersecurity Managed Solutions – Operational Research Consultants, Inc. (“ORC”) specializes in cyber security solutions with a focus on IT integration and secure authentication processes and software, and providing services to the federal government. ORC has been at the forefront of implementing PKI technologies. PKI technology uses a class of algorithms in which a user can receive two electronic keys, consisting of a public key and a private key, to encrypt any information and/or communication being transmitted to or from the user within a computer network and between different computer networks. We believe PKI technology has emerged as the technology of choice to enable security services within and between different computer systems utilized by various agencies and departments of the federal government. Advanced Response Concepts Corporation (“ARCC”). specializes in providing identity assurance and priority resource management solutions, crime scene management and information protection, and other activities related thereto; and the development, maintenance, enhancement and provision of software, services, products and operations for identity management and information protection, which are offered primarily to state and local government agency markets. Protexx Technology Corporation (“Protexx”), which is a development stage company, specializes in identity assurance, and encrypted mobile and wireless data-in motion protection products and services.

▪	Consulting Services and Products – Our various subsidiaries provide IT consulting services and products to both commercial and federal government customers. Our commercial consulting services are predominantly offered by our Widepoint IL subsidiary in the Midwestern regional area and can cross-sell various services of our other operating subsidiaries. Our federal government consulting and product services are offered by all of our operating subsidiaries. These services include a variety of IT related services and products.

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

Results of Operations

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

Revenues. Revenues for the three month period ended September 30, 2012 increased approximately 42% to approximately $15.2 million, an increase of $4.5 million as compared to approximately $10.7 million for the three month period ended September 30, 2011. This increase was a result of revenue growth in all of our segments.

Our segment revenue quarterly comparison is set forth below:

▪	Our Telecommunications Management segment realized revenues of approximately $7.1 million, an increase of approximately $0.9 million (or 15%) for the three month period ended September 30, 2012 as compared to approximately $6.2 million for the quarter ended September 30, 2011. The increase reflects new commercial sector sales of software solutions and the addition of revenues from the AGS transaction, partially offset by lower amounts of revenue generated from billable reselling of minutes to our federal customers as we shift away from lower margin services.

▪	Our Cyber Security Managed Solutions segment realized revenues of approximately $2.3 million, an increase of $0.7 million (or 48%) for the three month period ended September 30, 2012 as compared to approximately $1.6 million for the three month period ended September 30, 2011. This increase reflects credentialing managed service sales to commercial customers that are being driven by mandates requiring credentials to be utilized for access to certain federal government sites and continued expansion in support of the Transportation Workers Identification Credentialing (TWIC) program.

▪	Our IT Consulting Services and Products segment realized revenues of $5.8 million, an increase of $2.9 million for the three month period ended September 30, 2012 as compared to $2.9 million for the three month period ended September 30, 2011. The increase was materially due to growth in commercial consulting and government product resale of hardware, software, mobile device and accessory products and IT consulting services.

Cost of Sales. Cost of sales for the three month period ended September 30, 2012, was approximately $11.6 million (or 77% of revenues), as compared to approximately $8.1 million (or 76% of revenues) for the three month period ended September 30, 2011. This nominal increase was caused by a slightly lower mix of sales of higher margin services in our CyberSecurity Managed Solutions segment as compared to our other segments.

Gross Profit. Gross profit for the three month period ended September 30, 2012 was approximately $3.6 million (or 23% of revenues), as compared to approximately $2.6 million (or 24% of revenues) for the three month period ended September 30, 2011.   We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our growth strategies which may affect our segment revenue mix.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2012 was approximately $705,000 (or 5% of revenues), as compared to approximately $363,000 (or 3% of revenues) for the three month period ended September 30, 2011.  Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase in our sales and marketing costs.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2012 were approximately $2.3 million (or 15% of revenues), as compared to approximately $1.9 million (or 18% of revenues) for the three month period ended September 30, 2011.   The acquisition of the assets of AGS accounted for a significant portion of the increase in our general and administrative costs . The remaining portion of the increase is attributable to project-based internal efforts to optimize future quarters’ operational capacity.

Depreciation.  Depreciation expense for the three month period ended September 30, 2012 was approximately $75,000, as compared to approximately $49,000 for the three month period ended September 30, 2011.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in our Telecommunications Management and Cybersecurity Managed Solutions segments to purchase of equipment in support of new product solutions that will impact future depreciation expenses.

Interest Income. Interest income for the three month period ended September 30, 2012 was approximately $1,000, as compared to approximately $3,000, for the three month period ended September 30, 2011.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts throughout the quarter.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the three months ended September 30, 2012 was approximately $85,000 (or 1% of revenues), an increase of approximately $70,000 as compared to approximately $15,000 (or less than 1% of revenues) of interest expense for the three months ended September 30, 2011. The increase in interest expense was primarily attributable to higher expenses associated with the indebtedness incurred in connection with the acquisition of AGS.

Income Taxes.  Income tax provision for the three month period ended September 30, 2012 was approximately $142,000, as compared to approximately $39,000 for the three month period ended September 30, 2011. The income tax benefit recognized in the three month period ended September 30, 2012 reflects changes in the timing and amount of the use of net operating loss carryforwards to reduce future taxable income.

Net Income. As a result of the factors above, the net income for the three month period ended September 30, 2012 was approximately $244,000 as compared to net income of approximately $218,000 for the three month period ended September 30, 2011.

Nine months Ended September 30, 2012 as Compared to Nine months Ended September 30, 2011

Revenues. Revenues for the nine month period ended September 30, 2012 increased to approximately $41.4 million, an increase of approximately $10.2 million (or 33%) as compared to approximately $31.2 million for the nine month period ended September 30, 2011. This increase reflects revenue growth in all of our segments and the addition of revenues from the AGS transaction.

Our segment revenue quarterly comparison is set forth below:

▪	Our Telecommunications Management segment realized revenues of approximately $21.9 million, an increase of approximately $3.9 million (or 22%) for the nine month period ended September 30, 2012 as compared to approximately $18.0 million for the nine month period ended September 30, 2011. The increase reflects new commercial sector sales of software solutions and the addition of revenues from the AGS transaction, partially offset by our continued shift away from lower margin revenue generated from billable reselling of minutes to our federal customers. We continue to believe that growth strategies to expand our reach in the commercial and state government sectors should provide us with the revenue mix and customer diversification sought to meet our overall growth strategies and manage variability in revenue from federal government contracts.

▪	Our Cyber Security Managed Solutions segment realized revenues of approximately $5.6 million, an increase of $0.5 million (or 9%) for the nine month period ended September 30, 2012 as compared to approximately $5.1 million for the nine month period ended September 30, 2011. This increase materially reflects continuing credentialing managed service sales in connection with the Transportation Workers Identification Credentialing (TWIC) program. We believe our credentialing program will expand from continued support and rollout of additional work with various states in support of our first responders initiatives, and other credentialing initiatives progress.

▪	Our IT Consulting Services and Products segment realized revenues of approximately $13.8 million, an increase of $5.7 million (or 71%) for the nine month period ended September 30, 2012 as compared to $8.1 million for the nine month period ended September 30, 2011. The increase was materially due to growth in commercial consulting and government product resale of hardware, software, mobile device and accessory products and IT consulting services. Future performance and the continuity of growth may prove erratic from period to period as sales are materially driven by federal government contracts.

Cost of Sales. Cost of sales for the nine month period ended September 30, 2012 was approximately $31.6 million (or 76% of revenues), as compared to approximately $24.1 million (or 77% of revenues) for the nine month period ended September 30, 2011. This nominal increase was caused by a slightly lower mix of sales of higher margin services. We anticipate that our cost of sales in the long term will trend lower as we recognize a greater portion of revenue in the future from higher margin services.

Gross Profit. Gross profit for the nine month period ended September 30, 2012 was approximately $9.7 million (or 24% of revenues), as compared to approximately $7.1 million (or 23% of revenues) for the nine month period ended September 30, 2011.  We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our growth strategies which may affect our segment revenue mix.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2012 was approximately $2.2 million (or 5% of revenues), as compared to approximately $1.2 million (or 4% of revenues) for the nine month period ended September 30, 2011.  Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2012 were approximately $7.2 million (or 17% of revenues), as compared to approximately $5.6 million (or 18% of revenues) for the nine month period ended September 30, 2011.  The acquisition of the assets of AGS accounted for a significant portion of the increase in our general and administrative costs. The remaining portion of the increase is attributable to project-based internal efforts to optimize future quarters’ operational capacity .

Depreciation.  Depreciation expense for the nine month period ended September 30, 2012 was approximately $214,000, as compared to approximately $155,000 for the nine month period ended September 30, 2011.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in our Telecommunications Management and Cybersecurity Managed Solutions segments to purchase of equipment in support of new revenue streams that will impact future depreciation expenses.

Interest Income. Interest income for the nine month period ended September 30, 2012 was approximately $4,200, as compared to approximately $9,000, for the nine month period ended September 30, 2011.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the nine months ended September 30, 2012 was approximately $265,000 (or 1% of revenues), an increase of approximately $210,000 as compared to approximately $55,000 (or less than 1% of revenues) of interest expense for the nine months ended September 30, 2011. The increase was primarily attributable to indebtedness incurred in connection with the acquisition of AGS.

Income Taxes.  Income tax benefit for the nine month period ended September 30, 2012 was approximately $130,000, as compared to $12,000 for the nine month period ended September 30, 2011. The income tax benefit recognized in the nine month period ended September 30, 2012 reflects changes in the timing and amount of the use of net operating loss carryforwards in fiscal 2012 to reduce future taxable income.

Net (Loss) Income. As a result of the factors above, the net loss for the nine month period ended September 30, 2012 was approximately $1,000 as compared to a net income of approximately $115,000 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $8.0 million. The Company’s operating liabilities consist of vendor and payroll obligations.

The Company’s operations require working capital to fund planned growth strategies. At September 30, 2012, the Company’s net working capital was approximately $3.6 million as compared to approximately $2.4 at December 31, 2011. At September 30, 2012, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards in any of our segments. At September 30, 2012, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the nine months ended September 30, 2012 and 2011, net cash provided by operations was approximately $1.2 million.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management tools and applications and PKI software certificate credentialing managed services. For the nine months ended September 30, 2012, cash used in investing activities was approximately $224,000 as compared to approximately $667,000 in the same period last year. The decrease in investing activity in the nine months ended September 30, 2012 reflects the timing of periodic PKI credentialing software development costs and purchasing decisions to enter into a capital lease arrangements as opposed to financing the current year technology requirements from available cash balances.

Cash used in financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the nine months ended September 30, 2012, cash used in financing activities was approximately $630,000 as compared to approximately $353,000 in the same period last year. We utilized our working capital credit facility during the nine months ended September 30, 2012 to facilitate short term funding post acquisition at WidePoint Solutions Corp. (which acquired the assets of AGS) while AGS customer contracts were being assigned and to fund infrastructure investments. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt during the nine month period ended September 30, 2012.

We believe our current cash position and our working capital credit facility are sufficient to meet our minimum requirements for our current business operations. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

We believe future capital requirements will depend on many factors, including the rate of revenue growth, if any, the timing and extent of spending for new product and service development, strategic acquisition funding and availability of suitable acquisition targets, technological changes in our proprietary software solutions and market acceptance of the Company’s branded products and service solutions.

Over the long term, the Company must successfully execute its growth plans to increase profitable revenue and income streams that should generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. There can be no assurance that additional financing, if required, will be available on acceptable terms, if at all, for future acquisitions and/or growth initiatives.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2012.

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

WIDEPOINT CORPORATION

Date: November 14, 2012	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: November 14, 2012	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

