Form 10-K
period 2012-12-31
WIDEPOINT CORP
filed 2013-04-01
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number: 001-33035

WidePoint Corporation
(Exact name of Registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

7926 Jones Branch Drive, Suite 520, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 349-2577
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34,580,000.

As of March 30, 2013, there were 63,751,857 shares of the registrant’s Common Stock issued and outstanding.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. You can often identify these statements by the use of words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “plan,” “seek,” “estimate,” “continue” and other similar words or variations on such words. You should read our forward-looking statements carefully because they discuss our future expectations, make projections of our future results of operations or financial condition or state other “forward-looking” information. Although forward-looking statements in this Annual Report on Form 10-K reflects our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. The factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statement.

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

Company Overview

WidePoint Corporation is a leading provider of federally certified secure identity management and communications management solutions into the government and commercial sectors. We offer a core set of enterprise-based solutions to enable organizations to deploy fully compliant solutions in accordance with government requirements and the demands of the commercial marketplace. Our on-demand workforce mobility communications platforms are a suite of advanced and federally certified proprietary cloud-based software solutions. These platforms are designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise. Our advanced technology-based solutions can be customized to meet functional requirements of any organization and are accessible on-demand through the cloud. We believe that, in contrast, many of our competitor’s solutions lack the necessary functionality, security, reliability and depth of technical resources required to successfully administer an efficient and cost-effective solution.

Industry Background and Trends

The identity assurance and communications management industries have increasingly converged over the last 10 years as a direct result of the proliferation of mobile computing and communications devices. Advances in communications technology significantly improved the storage, speed and frequency of communications and the complexity of these devices but also simultaneously increased the level of technical expertise and resources required to protect an organization’s valuable communications assets and data. These advances raise security concerns that extend well beyond the traditional enterprise network infrastructure further exposing enterprises to business and regulatory and compliance risk. Examples include wireless workstations, personal digital assistants, mobile hot spots, cloud-based video conferencing, converged voice and data for fixed and mobile communications, virtual networking, and other blue tooth enabled devices. The continued evolution and convergence of mobile computing and communications devices will further change the way in which our government, businesses and individuals communicate, conduct business, collaborate and share information across their respective environments.

A company’s communications infrastructure can be a valuable asset to the organization in terms of the data capture and potential business intelligence from the use of its proprietary information. Enterprises are faced with the growing complexity of securely and efficiently managing a wide variety of mobile computing and communications devices utilized by their mobile workforce. The management and oversight of these devices can be expensive and complicated due to the variety of service plans and features offered; significant differences in software technologies and infrastructure requirements for these devices; the growing complexity of communications bills; and recent trends to permit employees to utilize their personal devices to conduct company business.

Many enterprises are managing this risk by procuring secure communications solutions offered by cloud-based providers thus avoiding the additional infrastructure costs associated with an on premise solution and the cost of hiring expertise in-house to manage the process. Our solutions can provide a significant return on investment by enabling our client’s to securely manage their mobile workforce and efficiently manage the total life cycle of their valuable communications assets and services throughout the world.

Within the commercial marketplace we are witnessing the expansion of the use of our technologies to address safe and secure managed mobility solutions. We anticipate that with the adoption of cloud-based services the need to adopt stronger and more secure and cost-effective solutions that both protect our clients’ critical infrastructure and expand our clients’ workforce mobility initiatives.

After a decade of uninterrupted growth in federal spending, we have witnessed mounting national budget deficits and indebtedness that are resulting in a constriction in the level of federal spending growth that may cause a contraction in current and future government expenditure levels. Recognizing this new reality in federal procurement, we expect our federal customers to be motivated to minimize costs in this challenging environment that may result in lower profit margins across the federal contracting industry in whole. However, we believe that the federal government’s spending will remain robust in key areas in which WidePoint is well positioned, including mobile telecommunications capabilities that serve to reduce and optimize spending; and in select cyber security initiatives that support trusted, cloud-based, secured-transmission solutions to both protect our critical communications and infrastructure, and to do so in a cost-justified manner.

Reflecting these priorities, we believe that WidePoint's products and services are reasonably positioned to weather most of the expected spending constraints that are now being experienced within the federal marketplace.

Our Solutions by Segment

During 2012, we initiated a functional management reorganization that focused on repositioning key management resources and strategic offerings into one segment, rather than multiple segments. In 2013, we will continue implementing this reorganization plan and will be managing and reporting our operations as a singular segment in the future. We currently manage our solutions and measure returns based on three business segments as follows: Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services.

Managed Mobility Solutions

We offer a complementary set of streamlined mobile communications solutions using our proprietary cloud-based portal to enable our clients to actively manage their telecommunications assets and expenses in an efficient and cost-effective manner in a safe and secure environment. This portal provides our clients with on-demand access to manage and control deployment of their communications assets and telecommunications expenses associated with supporting the functional requirements of their mobile workforce. In addition, this portal identifies issues that impact our clients’ workflow and business models. Our suite of managed solutions allows our clients to select a single source solution that enables them to establish a viable standard process that focuses on the goals of the client’s entire organization. Our core set of managed solutions are set forth below:

▪	Business intelligence and reporting portal services – Customized dash boards and reports to manage the organization’s communication assets and expenses and potential misuses and threats to the organization’s overall communications environment. We provide a variety of standard reports that provide data for ongoing periodic reviews and strategic decision-making.

▪	Order management and procurement services – Streamlined order management, procurement and deployment of communications assets throughout the organization.

▪	Asset deployment and management – Streamlined tracking of communications assets and redeployment programs for lost, damaged or stolen communications assets throughout the organization anywhere in the world.

▪	Helpdesk support services – Centralized helpdesk function and technical troubleshooting available on a 24/7 basis.

▪	Invoice and contract management services – Combination of traditional telecom invoice auditing function with an accounts payable integration component to streamline processing and payment of corrected communications carrier services.

▪	Bands of minutes – Customized selection and delivery of all available voice, data, and message plans offered by the carriers that best fit the users of the devices so that organizations only pay for the services they utilize on a monthly basis. This service enables organizations to effectively manage their current inventory and control new procurements.

▪	Carrier invoice and usage auditing services – Communications carrier invoice auditing of historical billings to identify invalid service billings and other credits associated with customer spend. Audit of employee utilization of communications assets to optimize usage and identify cost-savings opportunities.

▪	Sourcing management services – Contract negotiation with communications carriers, suppliers and related products and services.

We believe that telecom resources are extremely valuable assets in terms of both equipment and information capture. We build solutions that ensure the privacy of both corporate and personal information. Our centralized approach helps to prevent security breaches. In addition, we find that our telecom services can generally save our clients 30% to 65% of their current communications costs.

Cybersecurity Solutions

Identity assurance is increasingly important with mobile computing and communications devices used by a growing mobile workforce and the proliferation of e-commerce and other sensitive transactions conducted using personal communications devices. Enterprises conducting business through e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital signature enablement will require a secure identity assurance solution in today’s cloud-based environment to protect the business against the growing risk of cyber fraud and other schemes designed to deprive an enterprise and its customer of their valuable assets.

We believe we are positioned at the forefront of implementing solutions that provide our clients with a secure communications methodologies. We offer a complementary set of compliant identity management solutions to provide our customers’ with the ability to protect their valuable communications assets and provide secured virtual and physical access to restricted environments. We have significant operational experience and subject matter expertise in all facets of identity proofing, credential issuing and public key infrastructure technology. Our core set of secure identity managed solutions are set forth below:

▪	Certificate credentials – We have been certified by the federal government (through our wholly-owned subsidiary, Operational Research Consultants, Inc. (“ORC”)) to facilitate public access to the services offered by government agencies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov, General Services Administration (“GSA”) and participating federal government agencies. Our digital certificate credential services include the DoD External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider. These credentials can be used to:

o	Authenticate to government and organization websites containing “Sensitive But Unclassified information;”
o	Contract for the purchase of goods or services;
o	Verify the identity of electronic mail correspondents;
o	Verify the identity of web/application servers;
o	Verify the identity of individuals accessing data servers; and
o	Verify the integrity of software and documents posted on data servers.

Technical consulting services – We also provide an analysis of an organization’s business and technical policies across application and data resources for the implementation of various devices such as smart cards, security tokens, cell phones and personal computers, and efficiently implement these capabilities by incorporating higher levels of automated infrastructure. Our implementation services enable an organization to quickly deploy a fully operational system, providing the highest levels of identification and authorization of users and devices, securing of sensitive data, time-stamping and archiving of data, and an auditable process flow. Further, our credentials used to accomplish all of these requirements are interoperable with any other U.S. federal agency or organization choosing to accept U.S. federally-compliant credentials.

Consulting and Support Services

We offer a full range of IT consulting services and products to support our clients’ IT needs. We draw upon the expertise and talents of our consultants and combine this with our business knowledge, so that our clients see results quickly and responsively. Through the combination of select products that we offer along with our consultants’ subject matter expertise we provide our clients with a diverse selection of IT integrated consulting services. Among these services are:

▪	IT Architecture and Planning – We offer IT architecture and planning services to ensure that our clients get the most from their IT investments. Our experience enables us to help our clients make important decisions that align IT with business goals and objectives. Our approach is to be our clients’ strategic advisor without vendor or technology specific bias in the areas of: IT Strategic planning; Software selection; and Project management.

▪	System Integration Services – Our system integration services team provides our clients with the creative and technical expertise needed to execute projects of any size. Our consultants follow a rapid, iterative methodology that provides benefits and reduces the risks typically associated with system integration projects. We possess specific competencies and experience in the areas of: Application development; Application integration; and Business intelligence.

▪	IT Outsourcing – Our IT Outsourcing specialists work with our clients to develop a customized solution that cost effectively provides for their IT needs. We specialize in the areas of: Infrastructure management; Applications management; and IT strategic planning.

▪	Information Assurance (IA) – We provide a full range of IA support services to help our customers to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation. Additionally, our IA services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery. Our IA services include:

o	Certification and Accreditation

o	Security Architecture Design

o	System Security Planning

o	Security Risk Assessment and Mitigation Planning

o	Vulnerability Testing and Remediation

o	Customizable IA plans and processes to correspond to customer needs

o	Continuity of Operations Planning

▪	Support Services – Our support services address on-going enhancements to existing IT systems along with developing new IT systems that incorporate the evolution of long-term advanced hardware and software technologies. In supporting the federal, state, and local government agencies, we provide full life cycle system support services that include: software development, system integration, testing, security engineering, training, and operations and maintenance services to our customers.

Strategy

Our objective is to grow our business profitably as a premier technology-based provider of product and service solutions to both the public and private sectors with an emphasis on growing our Managed Mobility Solutions and Cybersecurity Solutions. Our strategies for achieving our objective to grow our business profitably include the following:

1.	Retain and Cross-Sell Existing Customer Base

Many of our professional staff work on-site or work in close proximity with our customers and we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements. We intend to continue to deliver product and service solutions to meet or exceed customer expectations and recommend complementary product and service solutions that will meet the business objectives of our customers.

2.	Attract New Customers by Referral and Expertise

We intend to leverage our long-term relationships with our existing customers to reach new customers in our target market. We also intend to use our reputation within the federal, state and local government agencies and corporate customers to attract new customers.

3.	Growth Opportunities in Target Markets

We believe that the increased focus on efficient use of financial resources in the public and private sectors creates an opportunity for continued growth in identity management services and communications based management services. Our ability to deliver savings may present additional opportunities to provide management and delivery of secure and advanced technology solutions for enterprise applications and information systems. We will continue to develop our sales and marketing infrastructure and channels to drive new customer growth opportunities in our target market.

4.	Preparing our Infrastructure for Growth

We continue to develop our operational competencies and disciplines to allow us to both support existing and growth opportunities. We will continue to strengthen our financial infrastructure to support the general and administrative requirements attributable to our growth strategies.

5.	Attracting, Training and Retaining Highly Skilled Professionals

We continue to attract, train and retain highly skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse and challenging assignments.

6.	Pursuing Strategic Acquisitions

We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base. We will also selectively pursue strategic acquisitions of businesses that can cost-effectively further broaden our domain expertise and service solutions to our customers and allow us to establish relationships with new customers or enter new target markets.

Clients

Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S. Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of clients. The following table sets forth the percentage of our revenue derived from customers representing 10% or more of our consolidated revenues for the years ended:

	DECEMBER 31
	2012	2011
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	19%	23%
Department of Homeland Security (“DHS”)	15%	27%

Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will focus on diversifying our revenue by increasing the number of commercial customer contracts.

Marketing and Sales

We focus our sales and marketing efforts on targeting federal, state and local government agencies and corporate clients with significant and/or critical mobile telecom expense management budgets and requirements, U.S. federal agencies and large corporate user groups requiring identity management compliant solutions for logical and physical access to federal installations and systems; and large corporate users with significant IT budgets and requirements. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries. The direct sales force, in concert with our engagement and operations managers, is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients.

Research and Development

We engage in certain research and development activities to develop customized software, IT processes and other appropriate products and solutions for customers in each of our business segments. In developing customized products and solutions for our customers, we work closely with our customers and are responsive to their feedback throughout the process. In addition, we have acquired assets in research and development through our strategic acquisitions. While we do engage in research and development of products and services, including customized software products for our customers, we did not have material research and development expenses in 2012 or 2011.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, service mark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants and partners in an attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop software or services with the same functionality as our software and services.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and, if issued, our pending patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, and Blanket Purchase Agreements (“BPAs”) based upon General Services Administration (“GSA”) Schedule rates. Our major prime contracts are with various departments of the Department of Defense (“DoD”), the Transportation Safety Administration (“TSA”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and Customs and Border Protection (“CBP”). We also hold a number of ID/IQ contracts that extend our capability to expand our revenue base, including, but not limited to:

▪	GSA contracts for the Federal Strategic Sourcing Initiative (“FSSI”) for Telecommunications Expense Management (“TEM”), Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (“PES”), the Solutions and More (“SAM”), Streamlined Technology Acquisition Resources for Services (“STARS”), and the IT Schedule – 70.

▪	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS”) 3 contract.

▪	The SeaPort-e Contract to provide engineering, technical, and programmatic support services to the Naval Surface Warfare Centers and the Naval Undersea Warfare Centers.

▪	The Defense Intelligence Agency Solutions for the Information Technology Enterprise (SITE) contract to provide information technology services and capabilities to the Defense Intelligence Agency, the Military Services, the U.S. Coast Guard, the Combatant Commands, the Joint Reserve Intelligence Program; and other Defense and non-Department of Defense departments or Agencies with intelligence missions, or that utilize intelligence information systems.

▪	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

o	GSA Alliant Small Business
o	GSA Networx
o	GSA Connections II
o	National Institutes of Health CIO-SP3

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

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter; as well as the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Competition

The competitive profiles for the services we provide vary for each of our three segments.

▪	Managed Mobility Solutions – Our key competitors in the U.S. federal marketplace currently include Profitline (which was acquired by Tangoe, Inc.) and Rivermine (which was acquired by IBM). Our key competitors in the commercial marketplace other than the above-named competitors are a large number of small-sized participants, as the marketplace remains fragmented. We believe that the major competitive factors are distinctive technical competencies, successful past contract performance, price of services, reputation for quality and key management personnel with domain expertise.

▪	Cybersecurity Solutions – Our key competitors currently include a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract to us in the pursuit of new business. We believe that the major competitive factors in this segment are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

▪	Consulting and Support Services – Our key competitors currently include divisions of large defense contractors such as Lockheed Martin Corporation, Northrop Grumman Corporation, EDS/Hewlett Packard, Unisys, Computer Services Corporation, Science Applications International Corporation, and Manpower, as well as a number of small and mid-size companies. Because of the diverse requirements of U.S. government customers and large corporate customers and the highly competitive nature of large procurements, corporations frequently form alliances or teams to pursue contract opportunities. The same companies listed as competitors will, at another point in time, team with us or subcontract to us in the pursuit of new business.

Employees

As of December 31, 2012, we had approximately 227 full-time employees. We periodically engage additional consultants and employ temporary employees.

The majority of our offices are located in areas populated by military personnel (both retired and active duty), and highly-skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. We generally do not have employment contracts with our employees, but we do selectively maintain employment agreements with key employees. In addition, confidentiality and non-disclosure agreements are in place with many of our employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

We were incorporated on May 30, 1997, under the laws of the State of Delaware under the name WidePoint Corporation. Our principal executive offices are located at 7926 Jones Branch Drive, Suite 520, McLean, Virginia 22102. Our internet address is www.widepoint.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of the our property locations, except for the iSYS call center which has a mortgage obligation of approximately $500,000, of which the mortgage payments are covered under a lease agreement. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following represents our property locations at December 31, 2012:

					Approx.
				Approx.	Annual
Function	Physical Street Address	City, State Zip Code	Expiration	Sqft	Lease Cost

Executive Office	7926 Jones Branch Drive, Suite 520	McLean, VA	12/31/14	500	$9,600
Accounting Office	11250 Waples Mill Rd S. Tower, Suite 220	Fairfax, VA 22030	3/15/14	2,400	36,000
Accounting Office	1736 South Park Court, Suite 201	Chesapeake, VA 23320	4/30/15	2,400	36,000
Commercial Sales Office	5950 Canoga Avenue, Suite 500	Woodland Hills, CA 91367	6/30/16	3,142	83,000
Commercial Sales Office	220 South Main St.	Royal Oak, MI 48067	8/31/14	2,860	48,000
Government Sales Office	7926 Jones Branch Drive, Suite 520	McLean, VA	5/31/15	1,900	55,000
Commercial Sales Office	18W100 22nd Street Suite 124	Oakbrook Terrace, IL 60181	9/30/13	800	11,700
Operations Office	11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	3/15/14	9,500	320,000
Operations Office	101 Green Meadows Drive South	Lewis Center, OH 43035	12/31/20	7,600	66,000
Operations Office	2 Eaton Street Suites 800/807	Hampton, VA 23669	11/30/14	6,082	79,066
Operations Office	104 Cude Lane	Madison, TN 37115	8/31/13	2,632	35,000
Operations Office	280 Pinehurst Avenue Suite B	Southern Pines, NC 28387	12/14/13	2,500	23,400

				42,316	$802,766

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in the ordinary course of business. We are not currently involved in any material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “WYY” and on the Frankfurt and Berlin exchanges under the symbol “ZMX”. The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE MKT for each of the periods indicated:

	2012		2011
Period	High	Low	High	Low
December 31,	$0.59	$0.33	$0.94	$0.69
September 30,	$0.63	$0.37	$0.95	$0.67
June 30,	$0.94	$0.57	$1.22	$0.75
March 31,	$0.95	$0.69	$1.48	$1.21

Holders

As of the close of business on March 15, 2013, there were 155 registered holders of record of our common stock.

Equity Compensation Plan Information

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organizational Overview

WidePoint Corporation was incorporated on May 30, 1997 under the laws of the state of Delaware. WidePoint Corporation is a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. We offer a core set of enterprise-based solutions to enable organizations to deploy fully compliant solutions in accordance with government requirements and the demands of the commercial marketplace. Our on-demand workforce mobility communications platforms are a suite of advanced and federally certified proprietary cloud-based software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise.

Our advanced technology-based solutions can be customized to meet functional requirements of any organization and be accessible on-demand through the cloud. Many alternative solutions lack the necessary functionality, security, reliability and depth of technical resources required to successfully administer an efficient and cost-effective solution. We are in the process of realigning our business model to sell recurring technology and services leveraging our identity and communications management platforms and sell customized on premise solutions for enterprises that require an in-house solution.

Current Trends in the Market

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

Our commercial customer base is sensitive to general economic conditions and regulatory and legislative actions that may affect their domestic and/or international operations. We continue to evaluate domestic and international market conditions as any significant decline in economic activity may negatively affect the financial condition of our customers and conversely their willingness to purchase additional products and services. Although there appeared to be generally improved domestic and international market conditions through fiscal 2011 and 2012, there has not been a full recovery to pre-recessionary levels and there remains uncertainty with regard to the stability of our fragile domestic recovery in fiscal 2013. Clearly there remain many challenges to address both domestically and internationally regarding weak long term job creation, volatile consumer confidence, uncertain consumer behavior, an uncertain real estate market and the regulatory and legislative environment after the U.S. presidential election.

We remain focused on continued retention and expansion of services to our existing customer base and attracting new customers in the government and commercial sectors. At the end of fiscal 2011, we increased our reach in the commercial sector with the Avalon Global Solutions, Inc. (“AGS”) asset purchase completed through our wholly-owned subsidiary WidePoint Solutions Corp. In fiscal 2012, our consolidated revenue base was more diversified between government and commercial clients and we expect that trend to continue in fiscal 2013. We intend to cross-sell additional services to AGS’s existing customer base and leverage our existing customer relationships to reach new customers worldwide. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings.

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

As a significant portion of our recurring cost structure is labor-related, we must effectively manage these costs to achieve and grow our profitability.  Another significant portion of our cost structure includes our airtime plans and other vendor-related offerings under our Managed Mobility Solutions services. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant compensation with increases in consultant fees received from its clients.

Critical Accounting Policies and Estimates

Refer to Note 2 to the Consolidated Financial Statements for a summary of the Company’s significant accounting policies referenced, as applicable, to other notes. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company’s senior management has reviewed these critical accounting policies and related disclosures with its Audit Committee. See Note 2 to consolidated financial statements, which contain additional information regarding accounting policies and other disclosures required by U.S. GAAP. The following section below provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

Business Combinations

The application of purchase accounting to a business acquisition requires that the Company identify the individual assets acquired and liabilities assumed and estimate the fair value of each. The Company estimates the fair value of purchase consideration in each business combination using an acceptable valuation methodology which may include an income, market and/or cost approach. The Company assigns a provisional value on the date of purchase and engages qualified third party valuation professionals to estimate the fair value of significant assets acquired and liabilities assumed.

Purchase consideration is often paid to the seller in the form of cash, seller financed promissory notes and/or shares of common stock that may or may not contain a contingency often tied to future financial performance targets. The Company generally assesses the estimated fair value of contingent obligations using a probability weighted income approach (discounted cash flow) valuation technique which requires the use of observable and unobservable inputs. Fluctuations in the fair value of contingent obligations are impacted by two unobservable inputs, management’s estimate of the probability of the acquired company meeting the operating performance target and the estimated discount rate (a rate that approximates the Company’s weighted average cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Fair value is assessed for contingent obligations on a quarterly basis until such contingencies have been resolved and any changes in fair value are recorded as a gain or loss on change in fair value of contingent obligations within general and administrative expense.

The Company revised its provisional value of contingent consideration paid related to the Avalon Global Solutions, Inc. (“AGS”) business combination to reflect additional information existing at the date of the AGS purchase that affected the payout probabilities used in our calculation of fair value and working capital adjustments finalized during fiscal 2012. The Company decreased its contingent obligation provisional value from $3.0 million to a final fair value $2.15 million as of December 31, 2011. The Company reassessed the fair value of contingent consideration during the year ended December 31, 2012 and recorded a non-cash gain of approximately $0.9 million to reflect a reduction in the fair value of its contingent obligation due to non-attainment of certain financial performance targets in fiscal 2012 and changes in the 2013 financial performance based on revised internal forecasts. The fair value of this contingent obligation will be reassessed quarterly until fiscal year ending December 31, 2013.

Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. The Company recognizes the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. The Company generally assesses the estimated fair values of acquired intangibles using an income and market approach, except for internally developed software which is valued using a cost approach. The fair values of the intangible assets purchased were determined using a combination of valuation techniques. Fluctuations in the fair value of intangibles are impacted by two unobservable inputs, management’s five year forecast and the estimated discount rate (a rate that approximates the Company’s weighted average cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

The Company had finite lived intangible assets with a carrying value of approximately $5.0 million as of December 31, 2012. The fair value of intangibles acquired in connection with business combinations continued to generate positive returns above its carrying value. Accordingly, the Company has concluded the fair value of its intangibles is not impaired at December 31, 2012. The Company could be exposed to increased risk of recoverability to the extent future revenue estimates may not support the recovery of purchased intangible assets.

Revenue Recognition

Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale and sensitive to significant changes in per user or device counts which form the basis for monthly charges. Revenue is recognized upon the completion of the delivery of monthly managed services based on user or device counts or other metrics. Managed services are not interdependent and there are no undelivered elements in these arrangements. If estimated user or device counts are significantly different from actual counts it could significant affect the calculation of reported monthly managed service fees.

Telecommunications carrier invoice management and payment services requires the Company to purchase bands of minutes, text messaging and data services from large carriers and optimizes these services for its mobile customers. The Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. We establish pricing for our customer contracts. For arrangements in which we do not have such credit risk we recognize revenues and related costs on a net basis.

Telecommunications audit and optimization services are professional services conducted over a specified period of time. These professional services are billed based on time incurred and actual costs or on a contingency basis. The Company recognizes revenues in services performed based on actual hours worked and actual costs incurred. The Company recognizes contingent based service arrangements when our savings results are verified by the carrier and accepted by the customer. Contingent fees earned are calculated based on projected or proven savings times an agreed upon recovery rate. Cost associated with contingent fee arrangements are recognized as incurred.

Telecommunication mobile device and accessory resale services may require the Company to facilitate as an agent on our customers’ account or transact on our own account to deliver third party vendor products and/or services to meet our customers’ specific functional requirements. For those transactions in which we procure and deliver products and services for our own account the Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we recognize revenues and related costs on a net basis.

Public Key Infrastructure (PKI) credentialing services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. Credentialing services are not bundled or include other obligations to deliver. Revenue is recognized from the sales of credentials to an individual or organization upon issuance or in the case of bulk sales or consoles upon issue or availability to the customer for issuance. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Certificates issued have a fixed life and cannot be modified or reissued.

Network and consulting services are professional services are provided largely on a project basis based our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. The Company recognizes revenues in services performed based on actual hours worked and actual costs incurred.

Goodwill

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2012.

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

The Company has approximately $16.6 million of goodwill as of December 31, 2012. The fair value of each of the Company’s reporting units is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2012. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

Allowance for Doubtful Accounts

The Company has not historically maintained a bad debt reserve for its federal government customers. Allowances for doubtful accounts relate to commercial accounts receivable and unbilled accounts receivable represent management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Customer account balances outstanding longer than 120 days are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

To the extent historical credit experience updated for emerging market trends in credit is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. The process of determining the allowance for doubtful accounts requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Share-Based Compensation

The Company issues share-based compensation awards to company employees upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2012.

Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. To the extent historical volatility estimates, risk free interest rates, option terms and forfeiture rates updated for emerging market trends are not indicative of future performance it could differ significantly from management’s judgments and expectations on the fair value of similar share-based awards, resulting in either higher or lower future compensation expense, as applicable. The process of determining fair value of share-based compensation requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established when management determines that it is more likely than not that all or some portion of the benefit of the deferred tax asset will not be realized.

Since deferred taxes measure the future tax effects of items recognized in the financial statements, certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized. In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available tax planning strategies. These assessments are performed quarterly, taking into account any new information. The Company’s significant deferred tax assets consist of net operating loss carryforwards, share-based compensation and intangible asset amortization. Should a change in facts or circumstances lead to a change in judgment about the ultimate ability to realize a deferred tax asset (including our utilization of historical net operating losses and share-based compensation expense), the Company records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision.

Recently Adopted Accounting Standards Updates (ASU)

ASU Update No. 2011-08 – Intangibles – Goodwill and Other. This amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test as described in Accounting Standards Codification Topic No. 350 Intangibles – Goodwill. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. An entity has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. This amendment no longer permits carry forward of prior year quantitative calculations of a reporting unit fair value. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this accounting standard update for fiscal year ended December 31, 2012 and elected to bypass the qualitative assessment. There were no material impacts to the consolidated financial statements as a result of adopting this accounting standard update.

2012 Consolidated Operating Results Financial Review

Year Ended December 31, 2012 Compared to the Year ended December 31, 2011

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Management does not analyze assets for decision making purposes as it is not a significant factor. Accordingly, information is not available for long-lived assets or total assets. During 2012, we initiated a management reorganization that focused on repositioning key management resources and strategic offerings into one segment, rather than multiple segments. In 2013, we will continue implementing this reorganization plan and will be managing and reporting our operations as a singular segment in the future. The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated.

	For the Year Ended December, 31, 2012
	Managed		Consulting	Corporate
	Mobility	Cyber	and Support	Administrative
	Solutions	Security	Services	Services	Total

Revenues	$31,800,589	$6,891,791	$17,090,362	$-	$55,782,742
Income (loss) from operations	2,831,710	654,758	112,516	(2,580,207)	1,018,777
Net interest income (expense)	-	-	-	(289,363)	(289,363)
Net other income (expense)	-	-	-	3,200	3,200
Net income before provision				-
for income taxes	2,831,710	654,758	112,516	(2,866,370)	732,614
Net income tax benefit	-	-	-	(99,687)	(99,687)
Net income	$2,831,710	$654,758	$112,516	$(2,766,683)	$832,301

	For the Year Ended December, 31, 2011
	Managed		Consulting	Corporate
	Mobility	Cyber	and Support	Administrative
	Solutions	Security	Services	Services	Total

Revenues	$23,813,476	$6,515,141	$11,043,873	$-	$41,372,490
Income (loss) from operations	2,056,335	1,105,622	(612,050)	(2,444,734)	105,173
Net interest income (expense)	-	-	-	(56,745)	(56,745)
Net other income (expense)	-	-	-	(608)	(608)
Net income before provision				-
for income taxes	2,056,335	1,105,622	(612,050)	(2,502,087)	47,820
Net income tax benefit	-	-	-	(199,046)	(199,046)
Net income	$2,056,335	$1,105,622	$(612,050)	$(2,303,041)	$246,866

Revenues

Consolidated revenues for the year ended December 31, 2012 increased to approximately $55.8 million, an increase of approximately $14.4 million (or 35%), as compared to approximately $41.4 million in the same period last year. This increase was a result of revenue growth in all of our segments, which included growth in revenue from customers transitioned over as a result of the asset acquisition of AGS of approximately $7.0 million. Our segment revenue comparison is set forth below:

▪	Our Managed Mobility Solutions segment realized revenues of approximately $31.8 million, an increase of approximately $8.0 million (or 34%) for the year ended December 31, 2012 as compared to approximately $23.8 million in the same period last year. Excluding revenue growth attributable to customers transitioned over in connection with the AGS transaction, we experienced revenue growth of approximately $1.0 million. We continued to shift away from lower margin revenue generated from billable reselling of minutes to our federal customers. We continue to believe that growth strategies to expand our reach in the commercial and state government sectors should provide us with the revenue mix and customer diversification sought to meet our overall growth strategies and manage variability in revenue from federal government contracts.

▪	Our Cyber Security Managed Solutions segment realized revenues of approximately $6.9 million, an increase of $0.4 million (or 6%) for the year ended December 31, 2012 as compared to approximately $6.5 million in the same period last year. Our revenue growth materially reflects continuing credentialing managed service sales in connection with the Transportation Workers Identification Credentialing (TWIC) program. We believe our credentialing program will expand from continued support and rollout of additional work with various states in support of our first responders initiatives, and other credentialing initiatives in progress.

▪	Our Consulting and Support Services segment realized revenues of approximately $17.1 million, an increase of $6.1 million (or 55%) for the year ended December 31, 2012 as compared to $11.0 million in the same period last year. Our revenue growth in this segment was driven by increases in our technology infrastructure and application consulting services in the commercial sector, as well as increases in product resale’s of hardware, software, mobile device and accessory products to commercial and government sector customers. Future performance for this segment may prove erratic from period to period as consulting service and product resale demand is depend upon our customer’s technology requirements and planned program roll-out periods.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 was approximately $41.9 million (or 75% of revenues) as compared to approximately $32.1 million (or 78% of revenues) in the same period last year. Cost of revenues increased on a dollar basis due to the addition of AGS operations on January 1, 2012. Cost of revenues as a percentage of revenues improved overall from 78% to 75%, driven by a higher mix of higher margin services. We anticipate that our cost of revenues in the long term will trend lower as we continue to pursue revenue growth in the future from higher margin services and optimize the cost to deliver our managed service solutions.

Gross Profit

Gross profit for the year ended December 31, 2012 was approximately $13.8 million (or 25% of revenues), as compared to approximately $9.2 million (or 22% of revenues) in the same period last year.  Gross profit increased on a dollar basis due to the addition of AGS operations on January 1, 2012 and due to a higher mix of higher margin services.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2012 was approximately $2.7 million (or 5% of revenues), as compared to approximately $1.5 million (or 4% of revenues) in the same period last year.  Sales and marketing program expense includes direct and indirect marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase. We anticipate increases in sales and marketing expense as we continue to expand our customer acquisition initiatives and expand our capabilities and offerings in the market.

General and administrative expenses for the year ended December 31, 2012 were approximately $9.8 million (or 18% of revenues), as compared to approximately $7.4 million (or 18% of revenues) in the same period last year.  General and administrative expenses for the year ended December 31, 2012 includes a non-cash gain of approximately $0.9 million that reflects a reduction in the fair value of a contingent obligation upon remeasurement at the reporting date. Excluding this non-cash gain, general and administrative expenses for the year ended December 31, 2012 would have been approximately $10.8 million (or 19% of revenues). General and administrative expenses largely consist of technology infrastructure and support services to manage our customer facing proprietary technology solutions, costs to manage and support out internal facing technology infrastructure, financial management and compliance support, and other general support services to manage our infrastructure and regulatory requirements. We anticipate temporary increases in general and administrative expense as we functionalize the management of our businesses and streamline our operational systems.

Depreciation expense for the year ended December 31, 2012 was approximately $281,300, as compared to approximately $211,100 in the same period last year.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2012 was approximately $4,900, as compared to approximately $12,600, in the same period last year.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts as well as the continued low short-term interest rates offered by financial institutions.  We had lower amounts of invested cash due to our strategic decisions to reinvest operating cash back into the business to drive our sales and marketing initiatives and operational initiatives. We do not anticipate any material changes in trends in our interest income given the level of capital committed to support these continued initiatives.

Interest expense for the year ended December 31, 2012 was approximately $294,200 (or 1% of revenues), an increase of approximately $224,900 as compared to approximately $69,300 (or less than 1% of revenues) of interest expense in the same period last year. The overall increase in interest expense was primarily attributable to indebtedness incurred in connection with the acquisition of AGS.

Other income for the year ended December 31, 2012 was approximately $3,200 as compared to other expenses for the year ended December 31, 2011 of less than $1,000 and did not include any significant items.

Provision for Income Taxes

Income tax benefit for the year ended December 31, 2012 was approximately $99,700, as compared to $199,000 in the same period last year.

Net Income

As a result of the factors above, the net income for the year ended December 31, 2012 was approximately $832,300 as compared to a net income of approximately $247,000 in the same period last year.

Liquidity and Capital

The Company has, since inception, financed its operations and capital expenditures through the sale of preferred and common stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $8.0 million. The Company’s operating liabilities consist of trade payables and payroll obligations.

The Company’s operations require working capital to fund planned growth strategies and related initiatives. At December 31, 2012, the Company’s net working capital was approximately $2.6 million as compared to approximately $2.3 million at December 31, 2011. At December 31, 2012, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards in any of our segments. At December 31, 2012, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2012 net cash provided by operations was approximately $1.0 million as compared to approximately $1.4 million in the same period last year. The decrease in cash flow from operations compared to the same period last year is driven by receivable billing and collection timing differences on large resale transactions.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management tools and applications and PKI software certificate credentialing managed services. For the year ended December 31, 2012, cash used in investing activities was approximately $0.4 million as compared to approximately $8.8 million in the same period last year. The decrease in investing activity year over year reflects the impact of timing of periodic PKI credentialing software development costs and purchasing decisions to enter into a capital lease arrangements as opposed to financing the current year technology requirements from available cash balances.

Cash used in financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the year ended December 31, 2012, cash used in financing activities was approximately $0.8 million as compared to approximately $3.6 million in the same period last year. We utilized our working capital credit facility during the year ended December 31, 2012 to facilitate short term funding post acquisition at WidePoint Solutions Corp. (which acquired the assets of AGS) while AGS customer contracts were being assigned and to fund infrastructure investments. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt during the year ended December 31, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the existence of the material weaknesses as of December 31, 2012, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

▪	Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

▪	Inadequate policies & procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

▪	Lack of sufficient subject matter expertise. Management has determined that it lacks certain subject matter expertise related to accounting for income taxes and related complex disclosures. This control deficiency could result in a misstatement of our deferred income tax accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2012 fiscal period.

Management made progress on implementing its remediation plan that includes the following ongoing activities: (i) functionalizing all business operations to improve client service, streamline product development and operational activities, and evaluating and implementing a customized operational and financial reporting infrastructure to support functionalizing our business; (ii) implementing approved centralized policies and procedures designed to streamline operational review and approval workflow and strengthen the overall internal control environment; (iii) minimizing manual transactional reporting; and (iv) building in additional technical redundancy in our operations by continuing to expand training and education content for select members of our sales, operational and financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 30, 2013:

Name	Age	Position

Steve L. Komar	71	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	49	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Ronald Oxley	66	Executive Vice President, Corporate Development – Government Markets, and Director
Jin Kang	47	Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of iSYS LLC
John Atkinson	50	Executive Vice President and Chief Sales and Marketing Officer
Daniel Turissini	52	Executive Vice President, Chief Technology Officer and Chief Executive Officer of Operational Research Consultants, Inc.
Michael Mansouri	60	Executive Vice President, Corporate Development – Commercial and International Markets, and Chief Executive Officer of WidePoint Solutions Corp.
Otto Guenther	71	Director
George Norwood	70	Director
James Ritter	68	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	69	Director, Chairman of the Audit Committee

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

Ronald S. Oxley has served as a director since his appointment on August 15, 2006. In March 2013, Mr. Oxley’s was appointed Executive Vice President, Corporate Development – Government Markets. Mr. Oxley served as Executive Vice President, Business Development since 2008. Prior to the commencement of his employment with WidePoint, he has had a distinguished career within industry and the U.S. federal government. His industry experience, in part, includes serving as President of L3 Communications Analytics Corporation and as Senior Vice President of Federal Marketing for Litton/PRC. During his U.S. federal government career, he held various senior level executive positions in the Office of the Secretary of Defense and with the Departments of the Navy and Air Force. Ron holds a Master’s of Science Degree in Systems Management from the University of Southern California and a Bachelor of Science Degree in Business Administration from the California State University. He served in the U.S. Army from 1966 to 1968, including a tour of duty in Vietnam.

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

Jin Kang has serves as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang was appointed Chief Operations Officer on June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of iSYS, a wholly-owned subsidiary of the Company, since our acquisition of iSYS on January 4, 2008. Mr. Kang founded the company in 1999 and has managed iSYS since its inception. Mr. Kang has over 26 years of professional experience in the Federal Government Information Technology Services field. Prior to founding iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang received a Bachelor and Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

John Atkinson has served as Executive Vice President and Chief Sales and Marketing Officer since January 2013. Mr. Atkinson brings more than 28 years of progressive sales and marketing experience in Information Technology with a strong background in developing, building, and deploying international sales and marketing strategies, teams, and channels. As Executive Vice President of Sales and Marketing, Atkinson will be responsible for the sales and marketing management of WidePoint’s overall product and services offerings. He has held positions at Lenovo, WinMagic, IdentiPhi, Gieseche & Devrient, Gemplus, Samsung, and Hitachi.

Daniel Turissini serves as the Executive Vice President and Chief Technology Officer. Mr. Turissini has served as the Vice President and Chief Technology Officer of WidePoint since December 2005. Mr. Turissini has also served as the Chief Executive Officer of ORC, a wholly-owned subsidiary, since our acquisition of ORC on October 25, 2004. Mr. Turissini was a founding partner of ORC in 1991 and served as ORC’s principal operating officer since its inception. An innovator in systems engineering and integration, Mr. Turissini has focused in the field of Information Assurance and Information Security while at ORC. While under his leadership, ORC has played a key systems integrator role for the DoD Public Key Infrastructure (PKI), the standard information assurance program being implemented across all branches of the DoD. From 1982 until 1991, Mr. Turissini held various systems engineering and acquisition management positions in support of the U.S. Federal Government with a variety of companies including Tracor Applied Sciences, Inc., National Technologies Associates, Inc., and Gibbs and Cox, Inc. From 1981 to 1982, Mr. Turissini served in the Merchant Marine on various vessels as Engineer and Mate. Mr. Turissini is a graduate of the U.S. Merchant Marine Academy with a Bachelor of Science Degree in Engineering and holds a Masters of Engineering Administration from The George Washington University.

Michael Mansouri has served as the Chief Executive Officer of WSC a wholly-owned subsidiary of the Company, since our strategic acquisition of the Avalon Global Solutions, Inc. (“AGS”) communications management business on December 31, 2011. In March 2013, Mr. Mansouri was appointed Executive Vice President – Corporate Development Commercial and International Markets. Prior to the acquisition of AGS Mr. Mansouri served as their Chief Executive Officer. Mr. Mansouri has over 20 years of professional experience in the high tech business sector and corporate finance serving in critical roles such as sales and marketing and channel development, raising capital, building sales channels, scaling companies to profitability, successfully conducting M&A and IPO activities.

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

Major General (Ret.) George W. Norwood has served as a director since his appointment on August 15, 2007. General Norwood serves as a member of the Audit Committee and the Compensation Committee. General Norwood also currently serves on the boards of directors of Airborne Tactical Advantage Company and Scalable Network Technologies. He is also on the board of strategic advisors of AtHoc, Inc. General Norwood brings to the Board extensive knowledge of the federal marketplace as a result of a distinguished 30-year military career and more than 12-years in the commercial market with significant experience in both military and defense contracting.

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

Our executive officers serve at the discretion of the board of directors.

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

The Audit Committee met four (4) times in 2012. At each meeting, Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer. The Board has determined that Mr. Taubman, who qualifies as an independent director as defined in the NYSE MKT Company Guide, satisfies the “financially sophisticated” requirements set forth in the NYSE MKT Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2012, all such Forms 3 and Forms 4 were filed on a timely basis, except for two late Form 4’s filed by Jin Kang.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains information about the Chief Executive Officer and the two other most highly paid executive officers whose total compensation earned during 2012 exceeded $100,000.

Summary Executive Compensation Table

Name and Principal Position	Year	Base Salary	Discretionary Bonus	Equity Option Awards (1)	Other Compensation (2)	Total Compensation
Steve Komar (3)	2012	$255,000	$-	$-	$7,200	$262,200
Chief Executive Officer, Director, and	2011	$230,000	$-	$-	$7,200	$237,200
Chairman of the Board

James McCubbin (4)	2012	$255,000	$-	$-	$7,200	$262,200
Executive Vice President, Chief Financial	2011	$230,000	$-	$-	$7,200	$236,600
Officer, Secretary, Treasurer and Director

Jin Kang (5)	2012	$250,000	$20,000	$-	$-	$270,000
Executive Vice President & Chief	2011	$250,000	$-	$-	$-	$250,000
Operations Officer

(1) There were no equity awards granted to executive officers of the Company during fiscal 2012 or 2011.

(2) For both fiscal 2012 and 2011, includes a monthly home office and phone allowance of $600 for Mr. Komar and Mr. McCubbin.

(3) Mr. Komar’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010.

(4) Mr. McCubbin’s annual salary was increased pursuant to his employment agreement with the Company, dated August 13, 2010.

(5) Mr. Kang’s annual salary is pursuant to his employment agreement with the Company, dated November 27, 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding equity awards held by the named executive officers at December 31, 2012, including the number of shares underlying both vested exercisable and non-vested portions of each stock option and award, as well as the exercise price and expiration date of each outstanding equity award.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)

Steve L. Komar, Chief Executive Officer, Director, and Chairman of the Board							250,000	(1)	$92,500

James T. McCubbin, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director							250,000	(1)	$92,500

Jin Kang, Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of iSYS LLC	315,000			$0.54	1/4/2013	(2)

(1) Equity incentive plan awards unearned represent restricted stock awards which vest on the seventh anniversary of the date of grant.

(2) Options expired without being exercised on January 4, 2013.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Komar. On August 13, 2010, we entered into an employment agreement with Steve Komar, our Chief Executive Officer and President, effective as of July 1, 2010, which replaced Mr. Komar’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010. The new employment agreement had an initial term expiring on June 30, 2012 with one twelve-month renewal option period which we exercised on June 27, 2012 and extended the expiration term to June 30, 2013. The agreement provides for (1) a base salary of $255,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board.

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

Mr. McCubbin. On August 13, 2010, we entered into an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, effective as of July 1, 2010, which replaced Mr. McCubbin’s prior employment agreement, dated July 1, 2002, which expired by its terms on June 30, 2010. The employment agreement has an initial term expiring on June 30, 2012 with one twelve-month renewal option period which we exercised on June 27, 2012 and extended the expiration term to June 30, 2013. The agreement provides for (1) a base salary of $255,000 (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board of Directors.

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

Mr. Kang. On November 27, 2012, we entered into an employment agreement with Jin Kang, our Executive Vice President and Chief Executive Officer of iSYS LLC and Chief Operations Officer, effective as of June 30, 2012, which replaced Mr. Kang’s prior employment agreement, dated January 4, 2008, which expired by its terms on June 30, 2012. The Agreement provides for (1) a base salary of $250,000 per year, (2) reimbursement for business expenses consistent with our existing policies that have been incurred for our benefit, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) a performance bonus opportunity of up to $175,000 per year at the discretion of the Compensation Committee of the Board of Directors.

Mr. Kang’s employment period will continue from the date of his agreement until he is terminated either by (a) Mr. Kang’s death or permanent disability which renders Mr. Kang unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) by Mr. Kang’s resignation, commencing from and after the first anniversary date of this Agreement, or any additional Option period exercised by the Company, upon prior written notice to the Company of ninety (90) days before the annual anniversary date of this Agreement, or (c) the Company for Cause. Termination of Mr. Kang’s employment shall be deemed for “Cause” upon: (i) the repeated failure or refusal of Mr. Kang to follow the lawful directives of the Company, or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang for up to thirty (30) days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Kang, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, after prior written notice to Employee and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iii) a material breach of this Agreement by Mr. Kang, after prior written notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iv) the commission by Mr. Kang of a felony or other crime involving moral turpitude or the commission by Mr. Kang of an act of financial dishonesty against the Company or, (v) a proper business purpose of the Company, which shall be limited to the elimination of the position filled by Mr. Kang as a result of a material decrease in revenues and/or profits of the Company, but with other cost cutting measures and the termination of other employees being first considered and instituted as determined in the sole judgment of the Company prior to the termination of Mr. Kang; provided, however, that in the event the Company terminates Mr. Kang then (I) the scope of the non-compete shall be limited to the products and services offered by the Company as of the termination of Mr. Kang and (II) the Company shall pay to Mr. Kang a continuation of Gross Salary and benefits each month for the six (6) month period immediately following such termination.

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for 2012:

	Fees Earned	Option	All Other
	or Paid	Awards	Compensation
Director Name	($)	($)	($)	Total
James Ritter	$12,000	$-	$-	$12,000
Morton Taubman	$12,000	$-	$-	$12,000
George Norwood	$12,000	$-	$-	$12,000
Otto Guenther	$12,000	$-	$-	$12,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth information as to those holders (other than officers and directors) known to WidePoint to be the beneficial owners of more than 5% based on 63,751,857 outstanding shares of Common Stock as of March 30, 2013.

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Citigroup Inc., Citigroup Global Markets, Inc.,	3,316,424	5.2	%(1)
Citigroup Financial Products, Inc.
and Citigroup Global Markets Holdings, Inc.
388 Greenwich Street
New York, NY 10013

Ilex Partners, L.L.C.,	4,751,618	7.5	%(2)
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

(2)        Ilex Partners, L.L.C., Steinhardt Overseas Management, L.P., and Michael H. Steinhardt have no sole voting power in respect of the shares listed above; shared voting power in respect of the shares listed above; no sole dispositive power in respect of the shares listed above; and shared dispositive power in respect of all the shares listed above. Information based solely on a Schedule 13G/A filed with the SEC on February 8, 2013.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 30, 2013 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 63,751,857 shares outstanding as of March 30, 2013.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	2,102,803	3.3%

Morton Taubman (3)	62,000	*

James McCubbin (4)	1,870,203	2.9%

James Ritter (5)	140,500	*

Daniel Turissini (6)	1,192,471	1.9%

Ronald Oxley (7)	133,000	*

Jin Kang (8)	3,190,344	5.0%

Otto Guenther (9)	62,000	*

George Norwood (10)	62,000	*

Michael Mansouri (11)	50,797	*

All directors and officers as a group (11 persons) (12)	8,866,118	13.9%

* Indicates ownership percentage is less than 1%.

(1)     Assumes in the case of each shareholder listed above that all warrants or options held by such shareholder that are exercisable currently or within 60 days of March 30, 2013 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)     Includes (i) 1,309,700 shares owned directly by Mr. Komar (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days), and (ii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly.

(3)     Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(4)     Includes 1,870,203 shares owned directly by Mr. McCubbin (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days).

(5)     Includes (i) 65,500 shares owned directly by Mr. Ritter, (ii) 50,000 shares of Common Stock that may be purchased by him at a price of $0.13 per share through December 31, 2013, under an option granted on December 31, 2003, and (iii) 25,000 shares of Common Stock that may be purchased at a price of $0.54 per share through May 11, 2019, under an option granted on May 11, 2009.

(6)     Includes (i) 722,471 shares owned directly by Mr. Turissini, and (ii) 470,000 shares subject to exercisable options to purchase shares from the Company.

(7)     Includes (i) 71,000 shares owned directly by Mr. Oxley, (ii) 62,000 shares subject to exercisable options to purchase shares from the Company, and (iii) excludes from shares owned 250,000 unearned options to purchase shares from the Company at a price of $0.83 per share until July 25, 2018, pursuant to a stock option granted on May 11, 2009.

(8)     Includes (i) 2,875,344 shares owned directly by Mr. Kang, and (ii) excludes from shares owned 315,000 options to purchase shares that expired unexercised on January 4, 2013.

(9)      Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(10)    Includes 62,000 shares subject to exercisable options to purchase shares from the Company.

(11)    Includes (i) 50,797 shares owned directly by Mr. Mansouri and (ii) excludes from shares owned 100,000 unearned and unvested options to purchase shares from the Company at a price of $0.69 per share until January 3, 2018, pursuant to a stock option granted on January 3, 2012.

(12)    Includes the shares referred to as included in notes (2) through (11) above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	3,212,000	$0.74	4,206,049

Not approved by security holders	-	$-	-

Total	3,212,000	$0.74	4,206,049

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A related person transaction is a consummated or currently proposed transaction in which the Company has been, is or will be a participant and the amount involved exceeds $120,000, and in which a related person (i.e., any director or executive officer or nominee for director, or any member of the immediate family of such person) has or will have a direct or indirect material interest.

The Company was not a participant in any related person transactions in the past two fiscal years and no such transactions are currently proposed.

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE MKT definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conduct an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Taubman, Ritter, Guenther, and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE MKT listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2012	2011

Audit and Quarterly Review Fees	$144,846	$154,196

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	21,985	(1)

Total	$144,846	$176,181

(1) The Company paid non-audit fees in 2011 in connection with regulatory filing compliance procedures and income tax accounting procedures.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

▪	Financial Statements and Financial Statement Schedule

(1)	Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flow for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

2.1	Membership Interest Purchase Agreement, dated as of January 2, 2008, between the Company, iSYS LLC, and Jin Kang. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 8, 2008.)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

10.1	Employment and Non-Compete Agreement, dated as of November 27, 2012, between the Company, WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012.)

10.2	Supplement to Exhibit A to the Membership Interest Purchase Agreement, dated as of August 14, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A filed on August 18, 2009)

10.3	Employment Agreement between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.4	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.5	Debt Modification Agreement, dated September 16, 2011, by and among the Registrant, and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2011).

10.6	Asset Purchase Agreement, dated December 30, 2011, by and among the Registrant, Avalon Global Solutions, Inc., Michael Mansouri, Joseph Chopek, David Russie, Mark Goettling, Marshall Weingarden and Steven Rottinghaus. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.7	$1,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.8	$3,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.9	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.10	$8,000,000 Commercial Revolving Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 and 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.11	Credit Security Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.12	Employment Agreement between WidePoint Corporation and Michael Mansouri, dated December 31, 2011.* (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed on January 5, 2012).

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.	INS**+ XBRL Instance Document

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

WidePoint Corporation

Date:	March 30, 2013	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 30, 2013	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2013	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2013	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 30, 2013	/s/JAMES M. RITTER
James M. Ritter
Director

Dated:	March 30, 2013	/s/MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 30, 2013	/s/RON S. OXLEY
Ron Oxley
Director

Dated:	March 30, 2013	/s/OTTO GUENTHER
Otto Guenther
Director

Dated:	March 30, 2013	/s/GEORGE NORWOOD
George Norwood
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of WidePoint Corporation:

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WidePoint Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP
Scottsdale, Arizona
March 30, 2013

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,857,614	$2,035,343
Accounts receivable, net of allowance for doubtful accounts of $76,886 and $61,584 in 2012 and 2011, respectively	6,932,366	7,858,902
Unbilled accounts receivable	2,969,450	2,715,406
Inventories	286,920	167,992
Prepaid expenses and other assets	482,389	614,870
Income taxes receivable	138,575	-
Deferred income taxes	473,430	473,430

Total current assets	13,140,744	13,865,943

NONCURRENT ASSETS
Property and equipment, net	1,428,323	1,336,134
Intangibles, net	4,969,241	6,229,227
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	3,346,948	3,265,125
Deposits and other assets	76,118	81,941

TOTAL ASSETS	$39,579,841	$41,396,837

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Short term note payable	$113,018	$100,951
Accounts payable	5,555,419	8,418,854
Accrued expenses	3,539,710	1,808,289
Deferred revenue	173,655	390,506
Current portion of long-term debt	1,102,741	798,319
Current portion of deferred rent	51,196	36,508
Current portion of capital lease obligations	42,878	22,908

Total current liabilities	10,578,617	11,576,335

NONCURRENT LIABILITIES
Long-term debt, net of current portion	4,918,732	6,919,143
Capital lease obligation, net of current portion	102,244	-
Deferred rent, net of current portion	15,786	65,207
Deferred revenue	25,231	-
Deposits and other liabilities	1,964	-

Total liabilities	15,642,574	18,560,685

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,751,857 and 63,226,857 shares issued and outstanding, respectively	63,752	63,227
Additional paid-in capital	69,594,390	69,326,705
Accumulated deficit	(45,720,875)	(46,553,780)

Total stockholders’ equity	23,937,267	22,836,152

Total liabilities and stockholders’ equity	$39,579,841	$41,396,837

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEAR ENDED
	DECEMBER 31
	2012	2011

REVENUES	$55,782,742	$41,372,490

COST OF REVENUES (including amortization and depreciation of $1,511,267 and $649,829, respectively)	41,920,161	32,128,988

GROSS PROFIT	13,862,581	9,243,502

OPERATING EXPENSES
Sales and Marketing	2,741,799	1,484,003
General and Administrative Costs (including share-based compensation of $217,611 and $157,459, respectively, and gain on change in fair value of contingent obligation of $900,000 and $0, respectively)	9,820,695	7,443,197
Depreciation and Amortization	281,310	211,129

Total Operating Expenses	12,843,804	9,138,329

INCOME FROM OPERATIONS	1,018,777	105,173

OTHER INCOME (EXPENSE)
Interest Income	4,881	12,572
Interest Expense	(294,244)	(69,317)
Other Income (Expense)	3,200	(608)

Total Other Income (Expense)	(286,163)	(57,353)

INCOME BEFORE PROVISION FOR INCOME TAXES	732,614	47,820
INCOME TAX BENEFIT	(99,687)	(199,046)

NET INCOME	$832,301	$246,866

BASIC EARNINGS PER SHARE	$0.013	$0.004

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,474,871	62,882,100

DILUTED EARNINGS PER SHARE	$0.013	$0.004

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,758,632	64,148,331

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated
	Issued	Amount	Warrants	Capital	Deficit	Total

Balance, January 1, 2011	62,690,873	$62,691	$-	$68,754,353	$(46,800,646)	$22,016,398

Issuance of common stock — options exercises	240,000	240	-	210,960	-	211,200

Issuance of common stock — iSYS earnout	295,984	296	-	203,933	-	204,229

Issuance of common stock — restricted	-	-	-	87,143	-	87,143

Stock compensation expense	-	-	-	70,316	-	70,316

Net income					246,866	246,866

Balance, December 31, 2011	63,226,857	$63,227	$-	$69,326,705	$(46,553,780)	$22,836,152

Issuance of common stock — options exercises	525,000	525	-	50,074	604	51,203

Issuance of common stock — restricted	-	-	-	87,143	-	87,143

Stock compensation expense	-	-	-	130,468	-	130,468

Net income	-	-	-	-	832,301	832,301

Balance, December 31, 2012	63,751,857	$63,752	$-	$69,594,390	$(45,720,875)	$23,927,267

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	DECEMBER 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$832,301	$246,866
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(81,823)	(209,049)
Depreciation expense	400,154	334,665
Provision for doubtful accounts	25,070	-
Inventory write-downs	52,056	-
Amortization of intangibles	1,392,423	526,293
Amortization of deferred financing costs	3,088	3,214
Share-based compensation expense	217,611	157,459
Gain on change in fair value of contingent obligation	(900,000)	-
Loss on disposal of equipment	667	2,108
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	570,883	3,283,714
Inventories	(170,984)	(107,017)
Prepaid expenses and other current assets	132,481	(181,229)
Other assets excluding deferred financing costs	10,735	-
Accounts payable and accrued expenses	(1,155,681)	(2,244,464)
Income tax payable	(138,575)	(143,450)
Deferred revenue	(191,620)	(242,051)
Other liabilities	1,964	-

Net cash provided by operating activities	$1,000,750	$1,427,059

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	76,539	-
Purchase of property and equipment	(316,833)	(432,147)
Software development costs	(132,437)	(350,969)
Earnout consideration paid in connection with prior acquisitions	-	(591,967)
Business combination, net of cash acquired	-	(7,431,174)
Proceeds from the sale of property and equipment	-	750

Net cash used in investing activities	$(372,731)	$(8,805,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,031,063	-
Repayments of bank line of credit advances	(3,031,063)	-
Issuance of long term debt	-	4,148,047
Principal repayments of long term debt	(794,988)	(709,535)
Principal repayments under capital lease obligations	(53,963)	(44,724)
Unused bank line fee	-	(7,500)
Debt issuance costs	(8,000)	-
Proceeds from exercise of stock options	51,203	211,200

Net cash (used in) provided by financing activities	$(805,748)	$3,597,488

NET DECREASE IN CASH	$(177,729)	$(3,780,960)

CASH, beginning of period	2,035,343	$5,816,303

CASH, end of period	$1,857,614	$2,035,343

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	DECEMBER 31
	2012	2011

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$216,824	$68,585
Cash paid for income taxes	$-	$263,003

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of 295,984 earnout shares issued as additional consideration in the acquisition of iSYS LLC	$-	$204,229
Subordinated non-contingent seller financed note payable issued as consideration in the acquisition of Avalon Global Solutions, Inc.	$-	$1,000,000
Fair value of subordinated contingent seller financed note payable issued as consideration in the acquisition of Avalon Global Solutions, Inc.	$-	$2,150,000
Insurance policies financed by short term notes payable	$150,793	$148,047
Acquisition of assets under capital lease obligation	$176,177	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

The Company provides advanced technology-based products and solutions through three business segments, which include: Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. These segments offer unique solutions and proprietary IP wireline and wireless full life cycle management solutions; cybersecurity solutions with an expertise in identity management services utilizing certificate-based security solutions; and other associated IT Consulting and Support Services in which the Company provides specific subject matter expertise in IT Architecture and Planning, Software Implementation Services, IT Outsourcing, and Forensic Informatics. See Note 15 to the consolidated financial statements for additional information and financial results for the Company’s operating segments.

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

Reclassifications

The Company reclassified amounts representing inventory previously included in the caption “Prepaid expenses and other assets” as a separate line item on the consolidated balance sheet at December 31, 2011. This reclassification conforms the December 31, 2011 consolidated balance sheet and consolidated statement of cashflows presentation to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets, ability to realize deferred income tax assets and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability. GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1 - Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

▪	Quoted prices for similar assets or liabilities in active markets
▪	Quoted prices for identical or similar assets or liabilities in markets that are not active
▪	Inputs other than quoted prices that are observable for the asset or liability
▪	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did measure the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011. See Note 4 for additional information regarding fair value of liabilities carried at fair value.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. See Note 4 for financial assets and liabilities subject to fair value measurements.

Business Combinations

The Company identifies the individual assets acquired and liabilities assumed in connection with a business combination and purchase consideration in each business combination. The Company utilizes third party valuation professionals to estimate the initial fair value of significant assets acquired and liabilities assumed. The Company assigns provisional values to purchase consideration, assets acquired and liabilities assumed on the date of purchase and may revise these provisional values if fair value estimates prepared by outside qualified third party valuation are materially difference.

The Company estimates the fair value of each using an acceptable valuation methodology which may include an income, market and/or cost approach. The Company generally assesses the estimated fair value of contingent obligations using a probability weighted income approach (discounted cash flow) valuation technique which requires the use of observable and unobservable inputs. Fluctuations in the fair value of contingent obligations are impacted by two unobservable inputs, management’s estimate of the probability of the acquired company meeting the operating performance target and the estimated discount rate (a rate that approximates the Company’s weighted average cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Fair value is assessed for contingent obligations on a quarterly basis until such contingencies have been resolved and any changes in fair value are recorded as a gain or loss on change in fair value of contingent obligations within general and administrative expense.

See Note 3 for a detailed description of material business combinations and see Note 4 for changes in fair value of assets and liabilities measured on a recurring basis.

Significant Customers and Concentration of Credit Risk

Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended:

	DECEMBER 31
	2012	2011
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	19%	23%
Department of Homeland Security (“DHS”)	15%	27%

Customers representing ten percent or more of consolidated trade accounts receivable and unbilled receivables are set forth in the table below for the years ended:

	DECEMBER 31
	2012	2011
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	12%	9%
Department of Homeland Security (“DHS”)	19%	34%
Bureau of Alcohol Tabacco and Firearms ("ATF")	10%	—

Due to the nature of the Company’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer could have a material adverse effect on its results of operations.

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with a large financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2012 and 2011, the Company had interest-bearing deposits with a large financial institution in excess of FDIC limits of approximately $2,548,000 and $1,239,000, respectively.

Accounts Receivable

The majority of the Company's accounts receivable is due from the federal government and established private sector commercial companies.

Government – The Company enters into standard master contract vehicles or an individual purchase requisitions with federal and state governments and their agencies. Federal contracts are bid on and awarded based on a cost plus fixed fee or fixed award fee, firm fixed price or time and materials basis. Federal and state government customer orders are covered by a contract vehicle or master services agreement and specific goods and services are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition.

Commercial – The Company enters into standard contractual arrangements with corporations using a master service agreement and customized statement of work which outlines the product or services purchased, optional products and services and standard pricing based on volume or an hourly rate. Consulting services are charged based upon standard professional rates dependent upon level of expertise of the professionals involved. Also, the Company enters into fee arrangements for which the fees earned are based on a percentage of savings or other measures as may be determined in the applicable contract.

Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are usually due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable. Customer account balances outstanding longer than 120 days are placed with a third party collection agency and a reserve is established.

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

The Company has not historically maintained a bad debt reserve for its federal government customers as it has not experienced any material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period due to contractual terms or due to timing differences. Unbilled accounts receivable on fixed-price contracts predominantly consist of third party value added resale (VAR) of hardware and software products delivered but not invoiced at the end of the reporting period. Unbilled accounts receivable also consists of monthly managed services performed but not invoiced at the end of the reporting period. At December 31, 2012 and 2011, unbilled accounts receivable totaled approximately $2,969,000 and $2,715,000, respectively.

Inventories

Inventories consist of hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect gross profit. For the years ended December 31, 2012 and 2011 the Company recorded inventory write-downs related to obsolete inventory of approximately $52,000 and $0, respectively, in the consolidated statements of operations within cost of revenues.

Advance Billings and Customer Payments

Deferred revenue arises from advanced customer billings as permitted under contractual arrangements or from advanced payments from customers for monthly managed services. Certain federal and state governments and their agencies may prepay for services and/or VAR transactions in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered. Amounts recorded as deferred revenue are released the monthly services are complete at the end of the month. Our revenue recognition policy is below under the caption “revenue recognition.”

Deferred Implementation Revenues and Costs

Certain customer contracts may include an additional implementation charge to cover the cost of programming and technician labor costs required to set up first-time communication expense management portals and custom customer reports. These costs are deferred and amortized over the estimated customer life. There were no material deferred implementation revenues or costs incurred during fiscal 2012 and 2011.

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

Estimated
Useful Life

Land and building	20 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2012, the Company’s management has not identified any material impairment of its property and equipment.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test during the fourth quarter of each year, and between annual tests if indicators of potential impairment exist. The Company has elected to perform this review annually on December 31st of each calendar year. See Note 8 to the consolidated financial statements for additional discussion about annual impairment testing.

Included within other intangible assets are software development costs. The Company capitalizes costs related to software and implementation in connection with its internal use software systems including its Public Key Infrastructure (PKI) certificate issuance database and application, Intelligent Telecommunications Management System (ITMS) and Clarity Communications Management databases and applications and its Foresight ordering and helpdesk database and application. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis generally over a six-year period or such other such shorter period as may be required.

Revenue Recognition Principles

The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. A summary of the Company’s revenue streams and specific revenue recognition policies are as follows:

Managed Mobility Solutions

▪	Managed Services: Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale per user or device or other service utilization metric. Managed services are not interdependent and there are no undelivered elements in these arrangements. Revenue is recognized upon the completion of the delivery of monthly managed services. The Company also offers invoice management and payment services, which may subject the Company to credit risk as it is responsible for the payment of multiple billable arrangements by and between its customer and various carriers. The Company recognizes revenues and related costs on a gross basis for these arrangements as it has discretion in choosing providers, rate plans, and devices in providing the services to its customers. For arrangements in which the Company does not have such credit risk, it recognizes revenues and related costs on a net basis.

▪	Software Licenses: The Company offers a standalone telecommunication expense management software instance under a perpetual license agreement with no right or obligation to provide subsequent maintenance, updates or modifications. Under these arrangements the customer is required to electronically download their unique software instance and host access to their software instance within their technology environment. There is no agreement to provide post contract support services. The earnings process is generally complete upon issuance or delivery of the software instance. The Company offers implementation services that are customized services that are not included in the price of the software instance. Revenue is recognized for implementation services based billable rates times hours incurred plus direct materials and other reimbursable costs incurred to provide services.

▪	Value Added Reseller Services: The Company procures and resells telecommunication services and devices to the customer and recognizes revenue upon delivery and bills the customer at cost plus applicable contractual fees earned. The Company bears significant risk as it exercises significant discretion in establishing technical requirements and choosing equipment and as such recognizes revenues and related costs on a gross basis. Hardware elements are separately procured and priced through third party vendors who deal in such equipment. Revenue is recognized upon delivery of the product or service.

▪	Compliance Services: The Company provides a variety of telecommunication management consulting services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric determined. Services performed include permission based audits, accounts payable audits, and compliance reviews. Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing.

Cybersecurity Solutions

▪	Managed Credentialing Services: The Company provides its proprietary PKI identity credentialing software certificates to individuals. Pricing for certificates issued by the Company are based on third party evidence of value. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued. Revenue is recognized from the sales of credentials upon issuance.

▪	PKI Credentialing Consoles: PKI credentialing provided as a customer driven solution involves the bulk sale of a fixed number of individual software certificates and may include consoles which are delivered to the customer and issued by the customer. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Revenue is recognized upon delivery of the credentials and/or consoles. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials.

Consulting Services and Products

▪	Value Added Reseller Services: The Company procures and resells third party hardware/software products and maintenance services under cost-reimbursable contracts. The Company contracts separately with third party vendors who deal in such products and services to procure products and services for its customers. The Company bears significant risk as it exercises significant discretion in establishing technical requirements and choosing equipment and as such recognizes revenues and related costs on a gross basis. Hardware elements are separately procured and priced through third party vendors who deal in such equipment. Revenue is recognized upon delivery of the product or service when it is not part of an integrated solution or as a percentage of completion if it is part of an integrated solution.

▪	Network and Consulting Services: The Company offers traditional information technology and network consulting and security assurance services under a time and materials or on a fixed fee basis. The Company also offers to its telecommunications customers telecommunications network assessments, contract negotiations, information security consulting services, and infrastructure consulting services. Revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to provide services. Revenue is recognized on certain contingency-based consulting arrangements to the extent expected savings are realized and the customer signs-off on our value billing.

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

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock. The number of incremental shares from assumed conversions of stock options, stock warrants and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method. See Note 13 to the consolidated financial statements for computation of EPS.

Stock-Based Compensation

The Company previously adopted the provisions of ASC 718-10, “Stock Compensation” using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under ASC 718-10, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of ASC 718-10. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to ASC 718-10, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of ASC 718-10. See Note 12 to the consolidated financial statements.

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

Accounting Standards Updates

ASU Update No. 2011-08 – Intangibles – Goodwill and Other. This amendment allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. This amendment no longer permits carry forward of prior year quantitative calculations of a reporting unit fair value. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this accounting standard update for fiscal year ended December 31, 2012 and there were no material impacts to the consolidated financial statements upon adoption.

3.	Business Combinations

On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), entered into an Asset Purchase Agreement (“APA”) with AGS, pursuant to which WSC acquired certain assets and assumed certain liabilities of AGS. The purchased assets include, but are not limited to, customer contracts and relationships; assembled workforce talent and expertise necessary to manage the telecommunications and consulting operations and integral internally developed software upon which managed services are delivered by AGS. Goodwill recorded in connection with this business combination was recorded within the Managed Mobility Solutions segment. Goodwill amortizable for tax purposes is approximately $4.9 million.

The Company finalized its determination of fair value of purchase consideration and assets and liabilities acquired and in accordance with GAAP adjusted its December 31, 2011 balances reported for cash, receivables, intangible assets, goodwill, accrued expenses and long term debt to reflect this final basis of accounting as of the acquisition date.

Cash consideration paid totaled $7.5 million and came from the use of $3.5 million in operating cash on hand and use of $4.0 million bank loan proceeds. Additional consideration of up to $4.0 million was provided in the form of two (2) seller financed promissory notes. The first promissory bears a stated face value of $1.0 million and is not subject to contingent payment terms. The Company revised its provisional value of contingent consideration paid at December 31, 2011 to reflect additional information existing at the date of the AGS purchase that affected the payout probabilities used to calculate fair value, as well as additional net working capital adjustments finalized during fiscal 2012. The second promissory note bears a stated face value of $3.0 million and is subject to contingent payment terms. The following table sets forth a final reconciliation of the provisional and final estimated fair value of consideration paid in connection with the asset purchase agreement with AGS as of December 31, 2011:

	Provisional	Purchase		Final Fair
	Value	Adjustments		Value

Cash consideration paid	$7,500,000	$-	(1)	$7,500,000
Non-continent subordinated seller financed note payable consideration	1,000,000	-	(1)	1,000,000
Contingent seller financed note payable consideration	3,000,000	(850,000	)(2)	2,150,000
Net working capital escrow adjustment to consideration paid	-	(76,539	)(3)	(76,539)
Fair value of total consideration transferred	$11,500,000	$(926,539)		$10,573,461

(1)	There were no changes in the provisional values established for cash and senior debt consideration paid in connection with this business combination.

(2)	The contingent seller financed promissory note (“contingent obligation”) had a provisional value of $3.0 million at December 31, 2011. During the year ended December 31, 2012, the Company finalized its fair value accounting and determined the estimated fair value to be approximately $2.15 million as of December 31, 2011. This resulted in a reduction in the value of contingent obligation of approximately $850,000, thereby reducing goodwill in connection with this business combination.

(3)	As required under the agreement a portion of the cash proceeds were held in escrow until certain transitional matters were completed by AGS. There were networking capital deficiency adjustments of approximately $76,000 which reduced purchase consideration paid to AGS from the escrow proceeds.

The Company incurred approximately $120,000 in transaction-related costs which were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011. In connection with this business combination, the Company entered into employment agreements with certain senior officers of AGS. Also, the Company did not incur exit or termination charges in connection with this business acquisition.

The following table sets forth a final reconciliation of the provisional and final estimated fair value of the assets acquired and liabilities assumed in the AGS business combination as of December 31, 2011:

	Provisional	Purchase		Final Fair
	Value	Adjustments		Value

Fair value of identifiable assets acquired and
liabilities assumed:
Current assets	$3,235,413	$(125,867	)(1)	$3,109,546
Customer relationships	2,220,364	(240,364	)(2)	1,980,000
Distribution channel	572,064	(32,064	)(2)	540,000
Tradenames and trademarks	-	70,000	(2)	70,000
Covenant not to compete	150,000	630,000	(2)	780,000
Internally developed software	1,550,000	380,000	(2)	1,930,000
Other assets	17,782	-		17,782
Current liabilities	(2,762,055)	(33,150	)(3)	(2,795,205)
Total identifiable net assets acquired	4,983,568	648,555		5,632,123
Goodwill	6,516,432	(1,575,094	)(4)	4,941,338
Total purchase price	$11,500,000	$(926,539)		$10,573,461

(1)	Decrease in current assets reflects adjustments to cash due to timing differences and increased allowances for doubtful accounts related to past due receivables.

(2)	Increase in fair value of identified intangible assets of approximately $807,570 based on final estimate of fair value of identified intangibles. The Company estimated the fair value of finite lived intangible assets acquired using discounted cash flow valuation techniques. These estimates of fair value included the use of Level 2 and Level 3 inputs.

(3)	Increase in accrued expense to reflect an additional liability incurred as of the acquisition date.

(4)	Decrease in goodwill reflects reduction in purchase consideration of approximately $850,000, networking capital adjustment of approximately $76,540 and increase in fair value of finite-lived intangible assets, partially offset by reductions in current assets as described in (1) and (2) above.

In connection with the Company’s adoption of ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, the following unaudited pro forma consolidated statements of operations for the years ended December 31, 2012 and 2011 have been prepared as if the acquisition of AGS had occurred at January 1, 2011 (unaudited):

	DECEMBER, 31
	2012	2011

Revenues, net	$55,782,742	$49,882,694
Net Income (Loss)	$832,301	$(705,689)
Basic EPS	$0.013	$(0.011)
Diluted EPS	$0.013	$(0.011)

The following footnotes explain the nonrecurring pro forma adjustments made to arrive at the unaudited pro forma results presented above:

(1)	Pro forma adjustments of $1,160,607 were charged against net income (loss) for the year ended December 31, 2011 to reflect increased intangible asset amortization recorded in connection with the AGS business combination.

(2)	Pro forma adjustments of $5,417 were charged against net income (loss) for the year ended December 31, 2011to reflect increased borrowings incurred to finance a portion of the purchase price for the AGS business combination.

The pro forma adjustments above differ from those included in the Company’s Form 8-K/A filing due to subsequent changes in provisional intangible asset values. The unaudited pro forma consolidated statements of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. These unaudited pro forma consolidated statements of operations were derived, in part, from the historical consolidated financial statements of AGS and other available information and assumptions believed to be reasonable under the circumstances.

4.	Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis.

Financial Liabilities Carried at Fair Value

The Company reports contingent seller financed promissory note at fair value on the consolidated balance sheets. The Company assesses the estimated fair value of the contingent seller financed promissory note (“contingent consideration”) using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs.

The Company uses the expected weighted average cost of capital, estimated using a capital asset pricing model, to discount future cash flows. The Company’s cost of equity estimate is developed using a combination of observable (Level 2) and unobservable (Level 3) inputs with appropriate adjustments that take into consideration our risk profile and other factors deemed appropriate. The Company believes the discount rates used appropriately reflect the risks and uncertainties associated with the probability of payout and market conditions generally and specifically in the Company’s internally developed forecasts.

Fair value is assessed on a quarterly basis and any changes in estimated fair value are recorded as a non-operating change in fair value of contingent consideration in the consolidated statement of operations. Fluctuations in the fair value of contingent consideration are impacted by two unobservable inputs, management’s estimate of the probability (which are greater than 75%) of the acquired company meeting the operating performance target and the estimated discount rate (a rate that approximates the Company’s weighted average cost of capital). Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the probability of meeting the performance target is accompanied by a directionally similar change in the fair value of contingent consideration liability, whereas a change in assumption used for the estimated discount rate is accompanied by a directionally opposite change in the fair value of contingent consideration liability.

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in Note 2) at the end of each reporting period presented below:

	Amount	Quoted Prices	Significant
	Recorded on	in Active	Other	Significant
	Consolidated	Markets for	Observable	Unobservable
	Balance	Identical Assets	Inputs	Inputs
	Sheets	(Level 1)	(Level 2)	(Level 3)

Liabilities as of December 31, 2012
Contingent obligation (1)	$1,250,000	—	—	$1,250,000

Liabilities as of December 31, 2011
Contingent obligation (1)	$2,150,000	—	—	$2,150,000

Changes in the fair value measurement of contingent obligation using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below as of and for the years ended:

	2012	2011

Balance, January 1,	$2,150,000	$—

Total gains or losses for the period:

Non-cash gain on change in fair value of contingent obligation included in general and administrative expense (1)	(900,000)	—

Initial fair value of contingent obligation (2)	-	2,150,000
Balance, December 31,	$1,250,000	$2,150,000

(1)	For the year ended December 31, 2012, the Company measured the fair value of its contingent obligation and recorded a non-cash gain fair value adjustment of approximately $0.9 million to reflect a reduction in fair value of its contingent obligation. The Company determined the fair value of contingent consideration based on a probability weighted discounted cash flow valuation technique. The potential payout of consideration for the year ending 2013 is up to $1.5 million of face value of the contingent seller financed promissory note.

(2)	For the year ended December 31, 2011, the Company recorded an initial fair value of contingent consideration of approximately $2.15 million based on a probability weighted discounted cash flow valuation technique. The potential payout of consideration for the year ended 2012 was up to $1.5 million of face value of the contingent seller financed promissory note.

There were no transfers into or out of Level 3 for the years ended December 31, 2012 or 2011.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The Company’s financial instruments include cash equivalents, accounts receivable, short and long-term debt (except for contingent promissory notes) and other financial instruments associated with the issuance of the common stock. The carrying values of cash equivalents and accounts receivable approximate their fair value because of the short maturity of these instruments and past evidence indicates that these instruments settle for their carrying value. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates reflect current market rates.

5.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	DECEMBER 31
	2012	2011

Commercial	$2,546,268	$2,544,310
Government	4,462,984	5,376,176
Gross accounts receivable	7,009,252	7,920,486
Less: allowances for doubtful accounts	(76,886)	(61,584)

Accounts receivable, net	$6,932,366	$7,858,902

Unbilled accounts receivable consist of the following:

	DECEMBER 31
	2012	2011

Commercial	$1,564,078	$88,855
Government	1,405,372	2,626,551

Unbilled accounts receivable	$2,969,450	$2,715,406

6.	Property and Equipment

Major classes of property and equipment consisted of the following:

	DECEMBER 31
	2012	2011

Land and building	$677,054	$677,054
Computer hardware and software	1,544,233	1,419,711
Furniture and fixtures	214,000	202,591
Leasehold improvements	368,596	220,760
Automobile	2,400	-
Gross property and equipment	2,806,283	2,520,116
Less: accumulated depreciation and amortization	(1,377,960)	(1,183,982)

Property and equipment, net	$1,428,323	$1,336,134

For the years ended December 31, 2012 and 2011, depreciation expense recorded was approximately $400,160 and $334,700, respectively. For the year ended December 31, 2012 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $206,900 and $206,200, respectively. For the year ended December 31, 2011 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $69,100 and $67,000, respectively. For the years ended December 31, 2012 and 2011 there were no material sales of property and equipment.

The gross value of assets under capital leases at December 31, 2012 and 2011 was approximately $477,500 and $432,000, respectively. For the year ended December 31, 2012 we entered into an equipment capital lease agreement with a net present value of approximately $176,200. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively. For the years ended December 31, 2011 there were disposals of certain equipment leases with a gross value and accumulated depreciation of approximately $8,200 and $7,700, respectively.

Depreciation expense for leased equipment for the years ended December 31, 2012 and 2011 was approximately $66,700 and $43,000, respectively, and accumulated depreciation at December 31, 2012 and 2011 was $350,200 and $414,200, respectively. Total net book value of assets under capital leases at December 31, 2012 and 2011was approximately $127,300 and $17,800, respectively.

7.	Intangible Assets

The Company has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. The following table summarizes purchased and internally developed intangible assets subject to amortization as follows:

	DECEMBER 31, 2012
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,005,835)	$1,884,165	7
Channel Relationships	540,000	(108,000)	432,000	5
Telecommunications Software	2,450,000	(700,000)	1,750,000	5
Cybersecurity Software	669,171	(348,344)	320,827	3
Trade Name and Trademarks	225,000	(22,750)	202,250	2
Non-Compete Agreements	780,000	(400,001)	379,999	3

	$7,554,171	$(2,584,930)	$4,969,241

For the year ended December 31, 2012 there were disposals of fully amortized customer relationships, telecommunications software and cybersecurity software intangibles with gross historical cost and accumulated amortization of approximately $1.1 million, $0.5 million and $1.2 million, respectively.

	DECEMBER 31, 2011
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$4,035,523	$(1,752,191)	$2,283,332	5
Channel Relationships	540,000	-	540,000	5
Telecommunications Software	2,450,000	(780,796)	1,669,204	4
Cybersecurity Software	2,281,718	(1,404,277)	877,441	4
Trade Name and Trademarks	225,000	(145,750)	79,250	5
Non-Compete Agreements	780,000	-	780,000	2

	$10,312,241	$(4,083,014)	$6,229,227

For the year ended December 31, 2012, the Company did not complete any business combinations or purchase intangible assets from a third party. During the year ended December 31, 2012, the Company completed its determination of the fair value of intangibles acquired in connection with a business combination, increased the value of identified intangible assets from $4,492,428 to $5,320,000 as of December 31, 2011 and increased the useful lives of acquired intangibles from provisional estimates. See Note 3 for additional information about the fair value adjustments recorded to intangible assets in connection with this business combination.

For the year ended December 31, 2012, the Company recorded capitalized software costs related to our Cybersecurity software totaling approximately $132,000. For the year ended December 31, 2011, the Company recorded capitalized software costs totaling approximately $351,000.

The total weighted average life of purchased and internally developed intangible assets is approximately 6.0 years and 4.0 years, respectively, at December 31, 2012 and 2011. The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

2013	$1,355,974
2014	1,120,385
2015	737,549
2016	691,167
2017	569,166
Thereafter	495,000

Total	$4,969,241

The aggregate amortization expense recorded was approximately $1,392,400 and $526,300 for the years ended December 31, 2012 and 2011, respectively.

8.	Goodwill

The Company’s goodwill recorded relates to the Managed Mobility Solutions and Cybersecurity Solutions segments. The Company evaluates goodwill for impairment annually as of December 31st and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test or bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test. The Company elected to bypass the qualitative assessment for the fiscal year ended December 31, 2012.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques. The quantitative goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

The Company uses a combination of the income approach (discounted cash flow method) and market approach (market multiples). When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. Our internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs. Actual results may differ from forecasted results. When preparing the market approach the Company may adjust market multiples to reflect the Company’s risk profile and other factors deemed appropriate to properly apply the market approach.

The Company uses the expected weighted average cost of capital, estimated using a capital asset pricing model, to discount future cash flows for each reporting unit. Our cost of equity estimate is developed using a combination of observable (Level 2) and unobservable (Level 3) inputs with appropriate adjustments that take into consideration our risk profile and other factors deemed appropriate. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally developed forecasts. Further, to assess the reasonableness of the valuations derived from the discounted cash flow models, the Company also analyzes market-based multiples for similar industries of the reporting unit, where available.

As of December 31, 2012 and 2011, goodwill was not impaired and there were no accumulated impairment losses.

The changes in the carrying amount of goodwill were as follows for the years ended:

	DECEMBER 31
	2012	2011
Beginning balances, January, 1	$16,618,467	$11,329,917
Additions:
Additional earnout purchase consideration in connection with iSYS Membership Intrest Purchase Agreement dated dated January 4, 2008 (1)	—	500,212
Acquisition of Avalon Global Solutions, Inc. (2)	—	4,941,338
Reductions:
Purchase adjustment related to Vuance earn-out liability reduction (3)	—	(153,000)

Ending balances, December, 31	$16,618,467	$16,618,467

(1) The Membership Interest Purchase Agreement (the “Membership Agreement”) between the Company, iSYS, LLC and Jin Kang, dated January 4, 2008 contained a 3-year earnout provision for up to $6.0 million of additional consideration payable half in cash and common stock. Under the terms of the Membership Agreement the earnout was measured annually between 2008 and 2011 and awarded within 30 days following the end of the Company’s fiscal year and filing of the Company’s Form 10-K for that year. Fiscal 2011 was the last year of the earnout and the Company recognized additional purchase consideration of $500,212, of which the Company issued common stock and recorded a liability of $204,229 and $295,983, respectively. For the years ended December 31, 2012 and 2011, the Company paid additional cash consideration of $295,983 and $445,740, respectively.

(2) The Company entered into an Asset Purchase Agreement (“APA”) with Avalon Global Solutions, Inc. (“AGS”) on December 30, 2011 and recorded goodwill as described in Note 3 to the consolidated financial statements.

(3) There was no additional consideration paid in fiscal years 2011 or 2012 as ARCC did not meet its minimum qualified revenues of at least $4,000,000 per year. As such the Company reversed the contingent consideration liability of $153,000 previously recorded on the consolidated balance sheets under the caption “fair value earnout liability” during fiscal 2010.

9.	Line of Credit and Long Term Debt

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

On December 30, 2011, the Company entered into a new Commercial Loan Agreement (collectively referred to as the “Cardinal Loans”) to obtain a $4.0 million term loan (the “$4.0 Million Term Loan”) and to increase the revolving line of credit for net working capital from $5.0 million to $8.0 million (the “$8.0 Million Revolver”).

On December 21, 2012, the Company entered into a First Modification to Cardinal Loans that (i) extended the repayment date of the revolving credit facility from June 30, 2013 to June 30, 2014; (ii) modified our target net worth requirement from $5.5 million to $4.0 million as of December 31, 2012 and revised target net worth requirement from $5.5 million to $4.5 million as of December 31, 2013 (representing a reduction from the prior-existing $5.5 million target); and (iii) eliminated the Funded Debt to EBITDA covenant.

Advances made under the $4.0 Million Term Loan bear interest at 4.5% with monthly principal and interest payments of $74,694 and matures on December 30, 2016. Term loan advances were used to fund a portion of the purchase consideration paid in connection with the AGS business combination that closed on December 31, 2011.

Advances made under the $8.0 Million Revolver bear interest at a variable rate equal to the prime rate plus 0.5% and matures on June 30, 2013. There were advances and repayment against the $8.0 Million Revolver totaling approximately $3,031,000, respectively, for the year ended December 31, 2012. The commercial revolving line of credit capacity is based on eligible government and commercial accounts receivable (including unbilled accounts receivable) which are defined as customer balances aged less than 90 days.

Long-Term Debt

Long-term debt consisted of the following:

	DECEMBER 31
	2012	2011
Cardinal Bank Term Note Dated January 2, 2008 (1)	$-	$50,909
Cardinal Bank Mortgage Dated December 17, 2010 (2)	499,938	515,553
Cardinal Bank Term Note Dated December 31, 2011 (3)	3,271,535	4,001,000
Contingent Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (4)	1,250,000	2,150,000
Non-Contingent Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (5)	1,000,000	1,000,000

Total	6,021,473	7,717,462
Less: current portion	(1,102,741)	(798,319)

Long-term debt, net of current portion	$4,918,732	$6,919,143

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

(4) On December 31, 2011, the Company entered into a subordinated 3-year term contingent promissory note (“contingent obligation”) with a face value of $3.0 million with Avalon Global Solutions, Inc. (AGS) to fund a portion of the purchase price paid in connection with the asset purchase agreement dated December 30, 2011. The Company carries this contingent obligation at fair value on the consolidated balance sheet and reported a provisional value of $3.0 million at December 31, 2011 which was subsequently adjusted to fair value of $2.15 million (see Note 3 for additional information on the nature of adjustments to provisional amounts). AGS can earn up to $1.5 million in fiscal 2012 and 2013 with the attainment of Adjusted Gross Profit (“AGP”) of $5,428,000 in 2012 and $6,752,000 in 2013. AGP floor and ceiling targets were not meet in fiscal 2012 which entitled the Company to reduce the face value of the contingent obligation by $1.5 million. The Company estimated fair value of this contingent obligation (and subsequent changes in fair value) at approximately $1.25 million at December 31, 2012 as described in Note 4. The contingent obligation bears interest at 3.0%, with a fair value of remaining contingent annual principal payments of approximately $625,000 and $625,000 in 2014 and 2015, respectively, and matures on April 15, 2015. This contingent obligation is subordinated to the senior bank financing.

(5) On December 31, 2011, the Company entered into a $1 million subordinated 3-year term non-contingent note (“Term note” or “non-contingent obligation”) with Avalon Global Solutions, Inc. to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. The term note bears interest at 3.0% with estimated annual principal and interest payments of $323,530, $333,236 and $343,233 in 2013, 2014 and 2015, respectively, and matures on April 15, 2015. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2013	$1,102,741
2014	1,773,494
2015	1,821,209
2016	893,773
2017	20,186
Thereafter	410,070

Total	$6,021,473

Debt Covenant Compliance

The Cardinal Loans require the Company to maintain certain financial covenants, including maintaining (i) a debt service ratio of at least 1.2:1.0, (iii) a tangible net worth of at least $4.0 million at December 31, 2012, then increasing to $4.5 million at December 31, 2013 and (iv) a current ratio of at least 1.1:1.0. As of December 31, 2012, the Company was in full compliance with these financial covenants.

Capital Lease Obligations

The Company has leased certain equipment under capital lease arrangements which expire in 2016. For the year ended December 31, 2012 the Company entered into an equipment capital lease agreement with a net present value of approximately $176,200. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively. The following sets forth the Company’s future obligations under capital lease agreement for fiscal years ending December 31:

2013	$52,564
2014	51,464
2015	51,364
2016	8,561
Thereafter	-

Total	163,953
Less portion representing interest	(18,831)
Present value of minimum lease payments under capital lease agreements	145,122
Less current portion	(42,878)
Capital lease obligations, net of current portion	$102,244

Amounts payable under capital lease arrangements was $23,579 for fiscal year 2011, of which $671 represents interest.

10.	Income Taxes

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

As of December 31, 2012, the Company had gross net operating loss (NOL) carry forwards of approximately $19.8 million available to offset future taxable income for federal income tax purposes, net of the potential limitation discussed below. These federal NOL carry forwards expire between 2017 and 2032. The Company had gross state NOL carry forwards of approximately $12.1 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2020 and 2032.

Under the provision of the U.S. Tax Reform Act of 1986, a change in an entity’s ownership of 50 percent or greater may limit utilization of federal net operating loss carry forwards. The Company had a series of historical equity transactions that resulted in a change in control. The Company’s net operating losses will be subject to such limitations and may not be available to offset future income for tax purposes. Utilization of the NOL carryforwards will be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 and similar state provisions due to ownership change limitations that have occurred. In general, an ownership change, as defined by Section 382, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. An analysis was performed which indicated that multiple ownership changes have occurred in previous years which created annual limitations on our ability to utilize NOL and tax credit carryovers. Such limitations will result in approximately $4.9 million reduction in gross NOL carry forwards available to offset future taxable income for federal income tax purposes.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2012 or 2011, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $923,000.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2012, the Company had no unrecognized tax benefits. While the Company does not have any material interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 through 2012. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 through 2012. As of December 31, 2012, the Company is currently not under examination by the IRS or any state tax jurisdiction. The Company was subject to an examination by the Illinois Department of Revenue for the tax periods 2007 and 2008 that resulted in a reduction of the sales apportionment factors reported on the returns which did not materially affect net operating loss deductions in Illinois. The examination was finalized during the second quarter of 2012.

Provision for income taxes is as follows for the years ended:

	DECEMBER 31
	2012	2011

Current provision (benefit)
Federal	$-	$(20,269)
State	(17,863)	30,272
Total	(17,863)	10,003

Deferred provision (benefit)
Federal	(33,748)	(167,327)
State	(48,075)	(41,722)
Total	(81,823)	(209,049)

Income tax provision (benefit)	$(99,686)	$(199,046)

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31
	2012	2011

Statutory federal income tax rate	34.0%	34.0%
State income tax rate (net of federal benefit)	3.1%	75.6%
Non-deductible expenses	3.1%	-38.3%
Change in valuation allowance	-3.9%	-108.9%
Expiration of net operating losses	0.0%	122.0%
Adjustments to state net operating losses	-7.8%	-213.8%
Adjustments to prior year deferred tax assets	3.5%	-232.7%
Change in fair value of contingent consideration	-44.5%	0.0%
Return to accrual difference true-ups	-0.1%	-48.9%
Other	0.0%	-11.7%
Combined effective tax rate	-12.6%	-422.7%

The deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,818,357	$4,430,285
Alternative minimum tax credit	45,650	73,241
Share-based compensation	509,043	579,352
Advanced payments	-	18,738
Intangibles	195,535	136,538
Depreciation	54,222	-
Other assets	156,617	143,176

Total deferred tax assets	5,779,424	5,381,330
Less: valuation allowance	(849,654)	(880,384)
Total deferred tax assets, net	4,929,770	4,500,946

Deferred tax liabilities:
Goodwill amortization	1,106,326	748,291
Capitalized software costs	3,066	14,100

Total deferred tax liabilities	1,109,392	762,391

Net deferred tax asset (liability)	$3,820,378	$3,738,555

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31
	2012	2011

Beginning balance	$(880,384)	$(931,666)
Decreases (Increases)	30,730	51,282

Ending balance	$(849,654)	$(880,384)

11.	Stockholders’ Equity

Common Shares

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2012, there were 63,751,857 shares of common stock outstanding. For the year ended December 31, 2012, the Company issued 525,000 common shares in connection with stock option exercises. See Note 12 for additional information regarding stock option plans. For the year ended December 31, 2011, the Company issued 295,984 common shares in connection with amounts earned as part of an earnout agreement pursuant to the Membership Agreement.  Fiscal year 2012 was the last year of the iSYS earnout. See Note 8 for additional information regarding iSYS LLC earnout consideration recorded.

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

12.	Stock Options and Award Programs

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

Under the 2008 Plan, 6,578,049 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan. The 2008 Plan was amended and restated on December 15, 2009. The 2008 Plan will terminate on December 17, 2017.

The following table sets forth options available for possible grant under the 2008 Plan for each of the years ended December 31:

F-32

	2012	2011
Options Available for grant under plan, January 1	6,578,049	6,578,049

Less: Options granted under plan
Options outstanding and exercisable, January 1	2,522,000	2,610,747
Granted	400,000	250,000
Cancelled	(25,000)	(235,000)
Forfeited	-	-
Exercised	(525,000)	(240,000)
Options outstanding and exercisable, December 31	2,372,000	2,385,747

Options Available for grant under plan, December 31	4,206,049	4,192,302

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

Stock Option Plan Activity

A summary of the stock option and restricted stock award activity under the Company’s stock plans during the years ended December 31 is presented below for non-vested options:

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2011	976,253	$0.43
Granted	250,000	$1.08
Vested	(151,253)	$0.13
Forfeited	(235,000)	$0.38
Non-vested balances, December 31, 2011	840,000	$0.70	2.69

Granted	400,000	$0.43
Vested	(340,000)	$0.64
Forfeited	-	$0.00
Non-vested balances, December 31, 2012	900,000	$0.60	3.58

A summary of the stock option and restricted stock award activity under the Company’s stock plans during the years ended December 31 is presented below for options outstanding and exercisable:

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2011	3,587,000	$0.62
Issued	250,000	$1.30
Canceled	(235,000)	$0.83
Expired	-	$0.00
Exercised	(240,000)	$0.88
Options outstanding, December 31, 2011	3,362,000	$0.64	3.06

Options outstanding and exercisable, December 31, 2011	2,522,000	$0.50	2.31

Issued	400,000	$0.69
Canceled	(25,000)	$0.54
Exercised	(525,000)	$0.08
Options outstanding, December 31, 2012	3,212,000	$0.74	2.70

Options outstanding and exercisable, December 31, 2012	2,312,000	$0.67	1.91

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding as of December 31, 2012 and 2011 were approximately $18,000 and $594,000, respectively. The total intrinsic value of options exercisable on December 31, 2012 and 2011, respectively, were approximately $18,000 and $594,000. The total intrinsic value of options exercised were $305,250 and $92,600 during the year ended December 31, 2012 and 2011, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 3 years. The option awards are for the period from 1999 through 2012. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Significant option model assumptions were as follows for options entered into during the years ended:

	DECEMBER 31
	2012	2011

Expected dividend yield	0%	0%
Expected volatility	74%	102%
Risk-free interest rate	0.38-0.40%	0.40-2.38%
Expected life - Employees options	3 years	3 years
Expected life - Board of directors options	n/a	n/a

The amount of compensation expense recognized under ASC 718-10 under the Company’s plans was comprised of the following during the years ended:

	DECEMBER, 31
	2012	2011

General and administrative expense	217,611	$157,459
Share-based compensation before taxes	$217,611	$157,459
Tot net share-based compensation expense	$217,611	$157,459
Net share-based compensation expenses per basic and diluted common share	nil	nil

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2012 and 2011, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At December 31, 2012, the Company had approximately $344,500 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.6 years. At December 31, 2011, the Company had approximately $302,900 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.7 years.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	DECEMBER, 31
Basic EPS Computation:	2012	2011
Net income	$832,301	$246,866
Weighted average number of common shares	63,474,871	62,882,100
Basic EPS	$0.013	$0.004

Basic EPS Computation:	2012	2011
Net income	$832,301	$246,866

Weighted average number of common shares	63,474,871	62,882,100
Incremental shares from assumed conversions of stock options	283,761	1,266,231
Adjusted weighted average number of common shares	63,758,632	64,148,331

Diluted EPS	$0.013	$0.004

14.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into property and equipment leasing arrangements that expire at various times through April 2017, with optional renewal periods. Lease payments range from $1,000 to $27,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for the years ended December 31, 2012 and 2011 were approximately $808,000 and $386,000, respectively. Future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total

2013	$735,000	$51,000	$(23,600)	$762,400
2014	371,000	41,000	(23,600)	388,400
2015	129,000	30,000	(23,600)	135,400
2016	47,000	24,000	(11,800)	59,200
2017	-	10,000	-	10,000
Thereafter	-	-	-	-

Total	$1,282,000	$156,000	$(82,600)	$1,355,400

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

15.	Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance. Management evaluates segment performance primarily based on revenue and segment operating income. The Company operates as three segments, which includes Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. See Note 2 for a description of services and revenue recognition policies for each segment.

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

During 2012, we initiated a management reorganization that focused on repositioning key management resources and strategic offerings into one segment, rather than multiple segments. In 2013, we will continue implementing this reorganization plan and will be managing and reporting our operations as a singular segment in the future.

The following table sets forth selected segment and consolidated operating results and other operating data for the periods indicated before completion of functionalization.

	For the Year Ended December, 31, 2012
	Managed		Consulting	Corporate
	Mobility	Cyber	and Support	Administrative
	Solutions	Security	Services	Services	Total

Revenues	$31,800,589	$6,891,791	$17,090,362	$-	$55,782,742
Income (loss) from operations	2,831,710	654,758	112,516	(2,580,207)	1,018,777
Net interest income (expense)	-	-	-	(289,363)	289,363
Net other income (expense)	-	-	-	3,200	3,200
Net income before provision				-
for income taxes	2,831,710	654,758	112,516	(2,866,370)	732,614
Net income tax benefit	-	-	-	(99,687)	(99,687)
Net income	$2,831,710	$654,758	$112,516	$(2,766,683)	$832,301

	For the Year Ended December, 31, 2011
	Managed		Consulting	Corporate
	Mobility	Cyber	and Support	Administrative
	Solutions	Security	Services	Services	Total

Revenues	$23,813,476	$6,515,141	$11,043,873	$-	$41,372,490
Income (loss) from operations	2,056,335	1,105,622	(612,050)	(2,444,734)	105,173
Net interest income (expense)	-	-	-	(56,745)	(56,745)
Net other income (expense)	-	-	-	(608)	(608)
Net income before provision				-
for income taxes	2,056,335	1,105,622	(612,050)	(2,502,087)	47,820
Net income tax benefit	-	-	-	(199,046)	(199,046)
Net income	$2,056,335	$1,105,622	$(612,050)	$(2,303,041)	$246,866

