Form 10-Q
period 2013-03-31
WIDEPOINT CORP
filed 2013-05-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 14, 2013, there were 63,751,857 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	17

Part II.	OTHER INFORMATION

Item 6.	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31	DECEMBER 31
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,517,411	$1,857,614
Accounts receivable, net of allowance for doubtful accounts of $30,684 and $76,886 in 2013 and 2012, respectively	5,896,009	6,932,366
Unbilled accounts receivable	1,165,286	2,969,450
Inventories	274,860	286,920
Prepaid expenses and other assets	401,929	482,389
Income taxes receivable	108,887	138,575
Deferred income taxes	473,430	473,430

Total current assets	10,837,812	13,140,744

NONCURRENT ASSETS
Property and equipment, net	1,443,526	1,428,323
Intangibles, net	4,617,443	4,969,241
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	3,526,499	3,346,948
Deposits and other assets	76,845	76,118

TOTAL ASSETS	$37,120,592	$39,579,841

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$66,514	$113,018
Accounts payable	4,187,201	5,555,419
Accrued expenses	2,727,559	3,539,710
Deferred revenue	351,503	173,655
Current portion of long-term debt	910,902	1,102,741
Current portion of deferred rent	58,045	51,196
Current portion of capital lease obligations	43,490	42,878

Total current liabilities	8,345,214	10,578,617

NONCURRENT LIABILITIES
Long-term debt, net of current portion	4,698,732	4,918,732
Capital lease obligation, net of current portion	91,212	102,244
Deferred rent, net of current portion	2,255	15,786
Deferred revenue	25,231	25,231
Deposits and other liabilities	1,964	1,964

Total liabilities	13,164,608	15,642,574

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 110,000,000 shares
authorized; 63,751,857 and 63,751,857 shares issued
and outstanding, respectively	63,752	63,752
Additional paid-in capital	69,648,376	69,594,390
Accumulated deficit	(45,756,144)	(45,720,875)

Total stockholders’ equity	23,955,984	23,937,267

Total liabilities and stockholders’ equity	$37,120,592	$39,579,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

REVENUES	$11,968,106	$13,701,741

COST OF REVENUES (including amortization and depreciation of $374,319 and $421,292, respectively)	8,693,654	10,376,390

GROSS PROFIT	3,274,452	3,325,351

OPERATING EXPENSES
Sales and Marketing	805,817	640,716
General and Administrative Costs (including share-based compensation of $53,987 and $55,053, respectively, and gain on change in fair value of contingent obligation of $220,000 and $0, respectively)	2,526,815	2,497,328
Depreciation and Amortization	66,278	59,776
Total Operating Expenses	3,398,910	3,197,820

(LOSS) INCOME FROM OPERATIONS	(124,458)	127,531

OTHER INCOME (EXPENSE)
Interest Income	849	1,869
Interest Expense	(59,582)	(61,451)
Other Income (Expense)	4,371	18,145
Total Other Income (Expense)	(54,362)	(41,437)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(178,820)	86,094
INCOME TAX (BENEFIT) PROVISION	(143,551)	28,691

NET (LOSS) INCOME	$(35,269)	$57,403

BASIC EARNINGS PER SHARE	$(0.001)	$0.001

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,751,857	63,226,857

DILUTED EARNINGS PER SHARE	$(0.001)	$0.001

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,751,857	64,249,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(35,269)	$57,403
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(179,551)	3,000
Depreciation expense	88,802	90,897
Amortization of intangibles	351,795	390,171
Amortization of deferred financing costs	909	2,410
Share-based compensation expense	53,987	55,053
Gain on change in fair value of contingent obligation	(220,000)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	2,840,521	1,049,625
Inventories	12,060	(2,239)
Prepaid expenses and other current assets	80,460	71,416
Other assets excluding deferred financing costs	(1,637)	-
Accounts payable and accrued expenses	(2,233,555)	(1,944,068)
Income tax payable	29,688	15,000
Deferred revenue	177,848	(123,346)
Other liabilities	-	1,964
Net cash provided by (used in) operating activities	$966,058	$(332,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(104,002)	(55,580)
Net cash used in investing activities	$(104,002)	$(55,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	304,020	1,873,139
Repayments of bank line of credit advances	(304,020)	(1,873,139)
Principal repayments of long term debt	(191,839)	(286,340)
Principal repayments under capital lease obligations	(10,420)	(13,213)
Debt issuance costs	-	(14,550)
Proceeds from exercise of stock options	-	-
Net cash used in financing activities	$(202,259)	$(314,103)

NET INCREASE (DECREASE) IN CASH	$659,797	$(702,397)
CASH, beginning of period	1,857,614	2,135,310
CASH, end of period	$2,517,411	$1,432,913

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$47,400	$7,096
Cash paid for income taxes	$15,003	$15,338

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of assets under capital lease obligation	$-	$179,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Nature of Operations

The Company offers a portfolio of information technology based services with a set of streamlined mobile communications management, identity management, and consulting services that provide our customers’ with the ability to protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the commercial marketplace and the demands of the government marketplace.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

The Company reclassified amounts representing inventory previously included in the caption “Prepaid expenses and other assets” as a separate line item on the March 31, 2012 condensed consolidated statement of cash flows presentation to conform the current year presentation.

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

Significant Accounting Policies

Except for segment reporting as described below, there have been no significant changes in the Company’s significant accounting policies during 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

Segment Reporting

The Financial Accounting Standards Board established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas, and major customers.  The Company previously reported three line-of-business segments, specifically Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services.  Late in 2012, the Company initiated a functional management reorganization consistent with the Company's strategic commitment to offer an enterprise-wide portfolio of information technology based services to its customers and target markets.   The reorganization consisted of aligning it executive management by function, migrating to a singular WidePoint brand, and converging its business offerings into a singular portfolio of interrelated products and solutions, with the goal of offering a streamlined set of information technology based enterprise-wide managed mobility solutions.  The realignment of its resources, financial measurements, and managerial financial reporting, supports this restructuring.

3.	Fair Value Measurements

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

Level 1 -	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

▪	Quoted prices for similar assets or liabilities in active markets

▪	Quoted prices for identical or similar assets or liabilities in markets that are not active

▪	Inputs other than quoted prices that are observable for the asset or liability

▪	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 -	Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would likely use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company measured the fair value of contingent seller financed promissory notes (“contingent obligation”) presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2013 and during the year ended December 31, 2012. The following table summarizes the Company’s measurement of fair value on a recurring basis for seller financed promissory notes as categorized by GAAP’s valuation hierarchy at the end of each reporting periods presented below:

	Amount	Quoted Prices	Significant
	Recorded on	in Active	Other	Significant
	Consolidated	Markets for	Observable	Unobservable
	Balance	Identical Assets	Inputs	Inputs
	Sheets	(Level 1)	(Level 2)	(Level 3)
(Unaudited)
Liabilities as of March 31, 2013 Contingent obligation (1)	$1,030,000	—	—	$1,030,000

Liabilities as of December 31, 2012 Contingent obligation (1)	$1,250,000	—	—	$1,250,000

Changes in the fair value measurement of contingent obligation using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below as of and for the period then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Unaudited)
Balance, January 1,	$1,250,000	$2,150,000

Total gains or losses for the period:

Non-cash gain on change in fair value of contingent obligation included in general and administrative expense (1)	(220,000)	-

Balance, March 31,	$1,030,000	$2,150,000

(1)	The Company assesses the estimated fair value of the contingent obligation on a quarterly basis using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs. For the three months ended March 31, 2013, the Company measured the fair value of its contingent obligation and recorded a non-cash gain fair value adjustment of approximately $0.2 million to reflect a reduction in fair value of its contingent obligation. The principal factor affecting the reduction in fair value is a change in timing of expected revenues due to client implementation delays. There were no significant changes in discount rate used in the calculation of fair value. There were changes in probability payout weightings used in the calculation to account for client implementation delays. The potential payout of consideration for the year ending 2013 is up to $1.5 million of face value of the contingent obligation.

There were no transfers into or out of Level 3 for the three months ended March 31, 2013 or 2012.

4.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$2,464,910	$2,546,268
Government	3,461,783	4,462,984
Gross accounts receivable	5,926,693	7,009,252
Less: allowances for doubtful accounts	(30,684)	(76,886)

Accounts receivable, net	$5,896,009	$6,932,366

Unbilled accounts receivable consist of the following:

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$173,167	$1,564,078
Government	992,119	1,405,372

Unbilled accounts receivable	$1,165,286	$2,969,450

Customers representing ten percent or more of consolidated revenues are set forth in the table below for the three months then ended:

	MARCH 31,
	2013	2012
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
Transportation Security Administration (“TSA”)	18%	18%
Department of Homeland Security (“DHS”)	15%	21%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below as of the period presented:

	MARCH 31,	DECEMBER 31,
	2013	2012
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	19%	12%
Department of Homeland Security (“DHS”)	16%	19%
Bureau of Alcohol Tabacco and Firearms ("ATF")	—	10%

5.	Property and Equipment

Major classes of property and equipment consisted of the following:

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	1,647,727	1,544,233
Furniture and fixtures	214,511	214,000
Leasehold improvements	368,596	368,596
Automobile	2,400	2,400
Gross property and equipment	2,910,288	2,806,283
Less: accumulated depreciation and amortization	(1,466,762)	(1,377,960)

Property and equipment, net	$1,443,526	$1,428,323

There were no changes in the estimated life used to depreciate property and equipment for the three months ended March 31, 2013 or 2012. For the three months ended March 31, 2013 and 2012 property and equipment depreciation expense recorded was approximately $88,800 and $90,900, respectively. For the three months ended March 31, 2013 and 2012, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For the three months ended March 31, 2013 and 2012, the Company did not enter into any capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at March 31, 2013 and December 31, 2012 was approximately $477,500, respectively. For the three months ended March 31, 2013 and 2012 depreciation expense for leased equipment was approximately $14,700 and $12,700, respectively. Accumulated depreciation for leased equipment at March 31, 2013 and December 31, 2012 was approximately $364,900 and $350,200, respectively. For the three month period ended March 31, 2013 and 2012, there were no disposals of leased equipment. Total net book value of assets under capital leases at March 31, 2013 and December 31, 2012 was approximately $112,600 and $127,300, respectively.

6.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013. We have not identified any quantitative or qualitative factors for goodwill that would indicate impairment exists at March 31, 2013.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no additions to intangible assets for the three month period ended March 31, 2013.

The aggregate amortization expense recorded for the three month period ended March 31, 2013 and 2012 was approximately $351,800 and $390,200, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 5.8 years at March 31, 2013.

7.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The Company may borrow up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables under the credit facility. Under the credit facility, the Cardinal bank term note reduces the amount available under the $8,000,000 credit facility. There were no changes in the terms under the credit facility during the three months ended March 31, 2013. The Company was advanced and repaid approximately $304,000 during the three month period ended March 31, 2013. There was no outstanding balance on the credit facility at March 31, 2013.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
Cardinal Bank Mortgage Dated December 17, 2010 (1)	$496,071	$499,938
Cardinal Bank Term Note Dated December 31, 2011 (2)	3,083,563	3,271,535
Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (3)	1,030,000	1,250,000
Non-Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (4)	1,000,000	1,000,000

Total	5,609,634	6,021,473
Less: current portion	(910,902)	(1,102,741)

Long-term debt, net of current portion	$4,698,732	$4,918,732

(1)     On December 17, 2010, the Company entered into a real estate purchase agreement to acquire iSYS’s call center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

(2)     On December 31, 2011, the Company entered into a $4,000,000 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(3)     On December 31, 2011, the Company entered into a subordinated 3-year term contingent promissory note (“contingent obligation”) with a face value of $3.0 million with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement dated December 30, 2011. The Company carries this contingent obligation at fair value on the condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 at approximately $1,030,000 and $1,250,000, respectively. See Note 3 for additional discussion about changes in fair value. The contingent obligation bears interest at 3.0%, with a fair value of estimated contingent annual principal payments of approximately $515,000 and $515,000 in 2014 and 2015, respectively, and matures on April 15, 2015. This contingent obligation is subordinated to the senior bank financing.

(4)     On December 31, 2011, the Company entered into a $1.0 million subordinated 3-year term non-contingent note (“term note”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 3.0% with estimated annual principal and interest payments of $323,530, $333,236 and $343,233 in 2013, 2014 and 2015, respectively, and matures on April 15, 2015. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows for fiscal years ending December 31 (unaudited):

2013	$910,902
2014	1,663,494
2015	1,711,209
2016	893,773
2017	20,187
Thereafter	410,069

Total	$5,609,634

The Company has leased certain equipment under capital lease arrangements which expire in 2016. Future minimum payments required under the leases are as follows for fiscal years ending December 31 (unaudited):

2013	$38,332
2014	51,464
2015	51,364
2016	8,561
Thereafter	-

Total	149,721
Less portion representing interest	(15,019)
Present value of minimum lease payments under capital lease agreements	134,702
Less current portion	(43,490)
Capital lease obligations, net of current portion	$91,212

8.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as returns in various states. The Company may be subject to examination by the IRS for tax years 2003 and forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. As of March 31, 2013, the Company is currently not under examination by the IRS or any state tax jurisdiction.

The Company did not have any unrecognized tax benefits at either March 31, 2013 or December 31, 2012, respectively. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

No tax benefit has been associated with the exercise of stock options for the three months ended March 31, 2013 and 2012, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000. As of March 31, 2013, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

9.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2013, there were 63,751,857 shares of common stock outstanding. There were no shares of common stock issued as a result of stock option exercises for the three months ended March 31, 2013 and 2012, respectively. See Note 10 for additional information regarding stock option plans.

10.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited during the reporting period were added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company. There were no changes in vesting requirements or activity related to restricted stock awards during the three months ended March 31, 2013.

Stock Option Awards

Stock options awards reflected in the table below cover the period from 1999 through the three months ended March 31, 2013. A summary of the stock option award activity under our plans during the three months ended March 31, 2013 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2013	900,000	$0.60
Granted	1,575,000	$0.16
Non-vested balances, March 31, 2013	2,475,000	$0.32	3.74

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2013	3,212,000	$0.74
Issued	1,575,000	$0.51
Expired	(680,000)	$0.55
Options outstanding, March 31, 2013	4,107,000	$0.68	4.60

Options outstanding and exercisable, March 31, 2013	1,632,000	$0.72	2.45

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options that were outstanding and exercisable as of March 31, 2013, were $305,600 and $125,100, respectively.

For the three months ended March 31, 2013, the Company issued 1,575,000 non-qualified stock options to certain employees. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates of between 0.38% to 0.42% and expected life in years of approximately 3 years. Expected volatilities used in determining the fair value of options granted using historical volatility of our common stock which ranged from 67% to 70%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Share based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three months ended March 31, 2013 and 2012 the Company recognized shared-based compensation expense of approximately $54,000 and $55,000, respectively.

Included in share-based compensation in the three month period ended March 31, 2013, respectively, was the benefit realized as a result of forfeitures of vested options representing the right to purchase 680,000 shares which expired without being exercised. The resulting benefit occurred as the value attributed to expired stock options were greater than the sum of the stock options based compensation recognized during the respective periods.

At March 31, 2013, the Company had approximately $563,900 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.7 years.

See Note 8 for discussion about the tax benefit associated with the exercise of stock options.

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the three month period ended:

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012
	(Unaudited)
Basic EPS Computation:
Net income	$(35,269)	$57,403
Weighted average number of common shares	63,751,857	63,226,857
Basic EPS	$(0.001)	$0.001

Basic EPS Computation:	2013	2012
Net income	$(35,269)	$57,403

Weighted average number of common shares	63,751,857	63,226,857
Incremental shares from assumed conversions of stock options	-	1,022,281
Adjusted weighted average number of common shares	63,751,857	64,249,138

Diluted EPS	$(0.001)	$0.001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Forward-Looking” Information

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q as well as the financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the declaration and payment of dividends; and (v) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

The Company offers a portfolio of information technology based services with a set of streamlined mobile communications management, identity management, and consulting services that provide our customers’ with the ability to protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the commercial marketplace and the demands of the government marketplace.

The Financial Accounting Standards Board established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas, and major customers.  The Company previously reported three line-of-business segments, specifically Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. Late in 2012, the Company initiated a functional management reorganization consistent with the Company’s strategic commitment to offer an enterprise-wide portfolio of information technology based services to its customers and target markets. The reorganization consisted of aligning it executive management by function, migrating to a singular WidePoint brand, and converging its business offerings into a singular portfolio of interrelated products and solutions, with the goal of offering a streamlined set of information technology based enterprise wide managed mobility solutions. The realignment of its resources, financial measurements, and managerial financial reporting, supports this restructuring.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

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

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consists of salaries and benefits paid to our technical, marketing and administrative personnel as well as payments to technical subcontractor labor and vendor-related costs in connection with the delivery of our information technology based services.  Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.   To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary technologies and methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

Revenues. Revenues for the three month period ended March 31, 2013 decreased approximately 13% to approximately $12.0 million, a decrease of approximately $1.7 million as compared to approximately $13.7 million for the three month period ended March 31, 2012. The decrease was attributable to nonrecurring government consulting project revenues and value added reselling government revenues that concluded in the third and fourth quarter of 2012 and which have not yet been completely replaced during the three months ended March 31, 2013. We presently have a number of commercial and government opportunities in our sales pipeline that are in the process of being awarded. We continue to invest in our sales, marketing and product development efforts in support of our growth strategy to enhance our service offerings and broaden our customer reach. We are presently marketing and demonstrating to current and prospective customers a mobile device management solution and preparing to offer a mobile security solution as part of our strategic efforts to deploy a managed mobility services product suite built around the convergence of our proprietary credentialing and telecom expense management solutions. We believe that federal mandates for credentialing and dual factor authentication services, coupled with the marketplace demands to offer solutions for “bring your own device”, information assurance and identity management for secure mobile connectivity will drive demand for a streamlined set of enterprise managed mobility solutions.

Cost of Sales. Cost of sales for the three month period ended March 31, 2013 was approximately $8.7 million (or 73% of revenues), as compared to approximately $10.4 million (or 76% of revenues) for the three month period ended March 31, 2012. The improvement in gross profit was caused by a greater mix of sales of higher margin services.

Gross Profit. Gross profit for the three month period ended March 31, 2013 was approximately $3.3 million (or 27% of revenues), as compared to approximately $3.3 million (or 24% of revenues) for the three month period ended March 31, 2012. We believe as revenues expand in the future there will be periods of variability in margin growth associated with changes in our growth strategies which may affect our revenue mix.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2013 was approximately $0.8 million (or 7% of revenues), as compared to approximately $0.6 million (or 5% of revenues) for the three month period ended March 31, 2012. Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase in our sales and marketing costs. In addition, the increase reflects the Company’s hiring of additional sales professionals and expanded direct marketing and branding expenses to meet the Company’s sales and marketing needs for fiscal 2013.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2013 was approximately $2.5 million (or 21% of revenues), as compared to approximately $2.5 million (or 18% of revenues) for the three month period ended March 31, 2012. General and administrative expense for the three month period ended March 31, 2013 includes a non-cash gain of approximately $0.2 million that reflects a reduction in the fair value of a contingent obligation upon remeasurement at the reporting date. Excluding this non-cash gain, general and administrative expenses for the three month period ended March 31, 2013 would have been approximately $2.7 million (or 23% of revenues). The increase reflects short term investments made to streamline operational and financial processes and systems.

Depreciation. Depreciation expense for the three month period ended March 31, 2013 was approximately $66,300, as compared to approximately $59,800 for the three month period ended March 31, 2012.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments to support our information based technology services that will impact future depreciation expenses.

Interest Income. Interest income for the three month period ended March 31, 2013 was approximately $850, as compared to approximately $1,900 for the three month period ended March 31, 2012.  This decrease was due to lower amounts of invested cash and cash equivalents in interest bearing accounts throughout the quarter.  We do not anticipate any material changes in trends in our interest income for the near-term as a result of continuing low short-term interest rates presently payable by financial institutions.

Interest Expense. Interest expense for the three months ended March 31, 2013 was approximately $59,600, as compared to approximately $61,500 for the three month period ended March 31, 2012.  There were no significant changes in the terms of interest bearing debt during the three months ended March 31, 2013.

Income Taxes. Income tax benefit for the three month period ended March 31, 2013 was approximately $143,600, as compared to an income tax provision of approximately $28,700 for the three month period ended March 31, 2012.  The income tax benefit recognized in the three month period ended March 31, 2013 reflects net operating losses generated.

Net (Loss) Income. As a result of the factors above, the net loss for the three month period ended March 31, 2013 was approximately $35,300, as compared to net income of approximately $57,400 for the three month period ended March 31, 2012.

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

The Company’s operations require working capital to fund planned growth strategies. At March 31, 2013, the Company’s net working capital was approximately $2.5 million as compared to approximately $2.6 million at December 31, 2012. At March 31, 2013, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards. At March 31, 2013, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the three months ended March 31, 2013 net cash provided by operations was approximately $966,100 as compared to net cash used in operations of approximately $332,700 in the same period last year. The improvement in cash flow from operating activities reflects longer timing differences between billing and collection in the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management and Public Key Infrastructure software certificate credentialing tools and applications. For the three months ended March 31, 2013, cash used in investing activities was approximately $104,000 as compared to approximately $55,600 in the same period last year. The increase in investing activity in the three months ended March 31, 2013 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth and functionalization that the Company has undertaken to create a singular WidePoint brand among all of its operating subsidiaries while simultaneously streamlining its management structure.

Cash used in financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the three months ended March 31, 2013, cash used in financing activities was approximately $202,300 as compared to approximately $314,100 in the same period last year. We utilized our working capital credit facility during the three months ended March 31, 2013 to facilitate short term funding requirements in order to offset cash needs attributable to timing differences between receipt of customer payments and cash disbursements. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt during the three month period ended March 31, 2013.

We believe our current cash position and our working capital credit facility are sufficient to meet our minimum requirements for our current business operations, although any expansion of our operational needs, including as a result of any new contracts, could require additional working capital. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2013 due to the existence of the following material weaknesses:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process over the past several fiscal years that we have been working to remediate.

Management has formulated and continued to implement a remediation plan that will continue through the end of fiscal 2013, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; (ii) automating certain manual transactions, centralizing operational accounting and preparation of financial reporting schedules; (iii) minimizing manual transactional reporting; and (iv) establishing training and education content for select members of our operational and financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal year 2013 and are reasonably likely to materially affect our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date: May 15, 2013	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: May 15, 2013	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

