Form 10-Q
period 2013-06-30
WIDEPOINT CORP
filed 2013-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 14, 2013, there were 63,832,357 shares of the registrant’s Common Stock issued and outstanding.

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2013
	and December 31, 2012 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three and six month
	periods ended June 30, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three and six month
	periods ended June 30, 2013 and 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial	16
	Condition and Results of Operations

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,504,054	$1,857,614
Accounts receivable, net of allowance for doubtful accounts	5,229,326	6,932,366
of $30,527 and $76,886 in 2013 and 2012, respectively
Unbilled accounts receivable	1,284,468	2,969,450
Inventories	258,993	286,920
Prepaid expenses and other assets	364,185	482,389
Income taxes receivable	-	138,575
Deferred income taxes	473,430	473,430

Total current assets	10,114,456	13,140,744

NONCURRENT ASSETS
Property and equipment, net	1,474,996	1,428,323
Intangibles, net	4,280,496	4,969,241
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	3,595,173	3,346,948
Deposits and other assets	73,936	76,118

TOTAL ASSETS	$36,157,524	$39,579,841

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$84,097	$113,018
Accounts payable	3,738,186	5,555,419
Accrued expenses	2,898,744	3,539,710
Deferred revenue	235,526	173,655
Income taxes payable	75,560	-
Current portion of long-term debt	457,485	1,102,741
Current portion of deferred rent	45,068	51,196
Current portion of capital lease obligations	22,440	42,878

Total current liabilities	7,557,106	10,578,617

NONCURRENT LIABILITIES
Long-term debt, net of current portion	4,319,929	4,918,732
Capital lease obligation, net of current portion	101,646	102,244
Deferred rent, net of current portion	-	15,786
Deferred revenue	23,262	25,231
Deposits and other liabilities	1,964	1,964

Total liabilities	12,003,907	15,642,574

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 110,000,000 shares
authorized; 63,751,857 and 63,751,857 shares issued
and outstanding, respectively	63,752	63,752
Additional paid-in capital	69,706,658	69,594,390
Accumulated deficit	(45,616,793)	(45,720,875)

Total stockholders’ equity	24,153,617	23,937,267

Total liabilities and stockholders’ equity	$36,157,524	$39,579,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
REVENUES	$11,343,962	$12,510,644	$23,312,068	$26,212,385
COST OF REVENUES (including amortization and depreciation of
$363,609, $343,731, $737,928 and $842,447, respectively)	7,816,920	9,631,761	16,510,574	20,008,151

GROSS PROFIT	3,527,042	2,878,883	6,801,494	6,204,234

OPERATING EXPENSES
Sales and Marketing	880,303	876,399	1,686,120	1,517,115
General and Administrative Expenses (including share-based
compensation of $58,281, $55,227, $112,268 and $110,280,
respectively, and gain on change in fair value of contingent
obligation of $369,000, $0, $589,000 and $0, respectively)	2,386,801	2,400,037	4,913,616	4,897,365
Depreciation and Amortization	73,241	79,200	139,519	138,976

Total Operating Expenses	3,340,345	3,355,636	6,739,255	6,553,456

INCOME (LOSS) FROM OPERATIONS	186,697	(476,753)	62,239	(349,222)

OTHER INCOME (EXPENSE)
Interest Income	2,612	1,354	3,461	3,223
Interest Expense	(55,937)	(117,753)	(115,519)	(179,204)
Other Income (Expense)	4,134	(9,290)	8,505	8,855

Total Other Income (Expense)	(49,191)	(125,689)	(103,553)	(167,126)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	137,506	(602,442)	(41,314)	(516,348)
INCOME TAX BENEFIT	(1,845)	(300,380)	(145,396)	(271,689)

NET INCOME (LOSS)	$139,351	$(302,062)	$104,082	$(244,659)

BASIC EARNINGS PER SHARE	$0.002	$(0.005)	$0.002	$(0.004)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,751,857	63,226,857	63,751,857	63,427,681

DILUTED EARNINGS PER SHARE	$0.002	$(0.005)	$0.002	$(0.004)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,936,607	63,226,857	63,908,752	63,427,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$104,082	$(244,659)
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax benefit	(248,225)	(291,689)
Depreciation expense	188,705	201,081
Provision for doubtful accounts	57,403	-
Amortization of intangibles	688,742	780,342
Amortization of deferred financing costs	5,819	4,819
Share-based compensation expense	112,268	110,280
Gain on change in fair value of contingent obligation	(589,000)	-
Loss on disposal of equipment	-	667
Changes in assets and liabilities:		-
Accounts receivable and unbilled receivables	3,330,619	893,670
Inventories	27,927	(19,829)
Prepaid expenses and other current assets	118,204	51,421
Other assets excluding deferred financing costs	(3,637)	8,265
Accounts payable and accrued expenses	(2,429,451)	(2,471,800)
Income tax payable	214,135	-
Deferred revenue	59,902	(219,328)
Other liabilities	-	1,964

Net cash provided by (used in) operating activities	$1,637,493	$(1,194,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	-	76,539
Purchase of property and equipment	(235,375)	(236,085)

Net cash used in investing activities	$(235,375)	$(159,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	481,018	2,294,674
Repayments of bank line of credit advances	(481,018)	(2,294,674)
Principal repayments of long term debt	(655,059)	(417,719)
Principal repayments of short-term notes payable	(79,583)	(67,587)
Principal repayments under capital lease obligations	(21,036)	(30,262)
Debt issuance costs	-	(14,549)
Proceeds from exercise of stock options	-	29,750

Net cash used in financing activities	$(755,678)	$(500,367)

NET INCREASE (DECREASE) IN CASH	$646,440	$(1,854,709)

CASH, beginning of period	$1,857,614	$2,135,310

CASH, end of period	$2,504,054	$280,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$93,632	$115,054

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$50,662	$-
Acquisition of assets under capital lease obligation	$-	$178,577

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

Nature of Operations

The Company offers a portfolio of information technology-based services with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the commercial marketplace and the demands of the government sector.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2013 and for each of the three and six month periods ended June 30, 2013 and 2012, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

The Company reclassified amounts representing inventory previously included in the caption “Prepaid expenses and other assets” on the June 30, 2012 condensed consolidated statement of cash flows presentation as a separate line item to conform to the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets, ability to realize deferred income tax assets, fair value of certain financial liabilities and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

Except for changes in segment reporting as described below, there have been no significant changes in the Company’s significant accounting policies during 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

Segment Reporting

The Financial Accounting Standards Board established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company previously reported three line-of-business segments, specifically Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. Late in 2012, the Company initiated a functional management reorganization consistent with the Company's strategic commitment to offer an enterprise-wide portfolio of information technology based services to its customers and target markets. The reorganization consisted of aligning its executive management by function, migrating to a singular WidePoint brand, and converging its business offerings into a singular portfolio of interrelated products and solutions, with the goal of offering a streamlined set of information technology based enterprise-wide Managed Mobility Solutions. The Company’s 2013 realignment of its resources, financial measurements, and managerial financial reporting, and the elimination of separate segment reporting is consistent with this strategic restructuring.

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

The Company measured the fair value of contingent seller financed promissory note (“contingent obligation”) presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the six months ended June 30, 2013 and during the year ended December 31, 2012. The following table summarizes the Company’s measurement of fair value on a recurring basis for seller financed promissory notes as categorized by GAAP’s valuation hierarchy at the end of each reporting period presented below:

	Amount	Quoted Prices in Active	Significant
	Recorded on	Markets for	Other	Significant
	Consolidated	Identical	Observable	Unobservable
	Balance	Assets	Inputs	Inputs
	Sheets	(Level 1)	(Level 2)	(Level 3)

(Unaudited)
Liabilities as of June 30, 2013
Contingent obligation(1)	$661,000	--	--	$661,000

Liabilities as of December 31, 2012
Contingent obligation(1)	$1,250,000	--	--	$1,250,000

Changes in the fair value measurement of contingent obligation using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below as of and for each of the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Balance, Beginning of Period	$1,030,000	$2,150,000	$1,250,000	$2,150,000

Total gains or losses for the period:

Non-cash gain on change in fair value
of contingent obligation included in
general and administrative expense (1)	(369,000)	-	(589,000)	-

Balance, End of Period	$661,000	$2,150,000	$661,000	$2,150,000

(1)	The Company assesses the estimated fair value of the contingent obligation on a quarterly basis using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs. For the three and six months ended June 30, 2013, the Company measured the fair value of its contingent obligation and recorded a non-cash gain fair value adjustment of approximately $0.4 million and $0.6 million, respectively, to reflect a reduction in fair value of its contingent obligation. The principal factor affecting the reduction in fair value is lower client implementations than anticipated. There were no significant changes in discount rate used the calculation of fair value. The potential payout of consideration for the year ending 2013 is up to $1.5 million of face value of the contingent obligation.

There were no transfers into or out of Level 3 for the three or six month periods ended June 30 for either 2013 or 2012.

4.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$2,321,127	$2,546,268
Government	2,938,726	4,462,984
Gross accounts receivable	5,259,853	7,009,252
Less: allowances for doubtful accounts	(30,527)	(76,886)

Accounts receivable, net	$5,229,326	$6,932,366

Unbilled accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$341,053	$1,564,078
Government	943,415	1,405,372

Unbilled accounts receivable	$1,284,468	$2,969,450

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Transportation Security Administration (“TSA”)	20%	19%	19%	18%
Department of Homeland Security (“DHS”)	18%	17%	18%	17%
Lockheed Martin Corporation	--	--	11%	--
Maryland Procurement	--	11%	--	8%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	JUNE 30,	DECEMBER 31,
	2013	2012
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	12%	12%
Department of Homeland Security (“DHS”)	13%	19%
Bureau of Alcohol Tabacco and Firearms ("ATF")	--	10%

5.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	1,776,661	1,544,233
Furniture and fixtures	216,947	214,000
Leasehold improvements	368,596	368,596
Automobile	2,400	2,400
Gross property and equipment	3,041,658	2,806,283
Less: accumulated depreciation and amortization	(1,566,662)	(1,377,960)

Property and equipment, net	$1,474,996	$1,428,323

There were no changes in the estimated useful life used to depreciate property and equipment for each of the three or six month periods ended June 30, 2013 or 2012. For each of the three month periods ended June 30, 2013 and 2012, property and equipment depreciation expense recorded was approximately $99,900 and $109,900, respectively. For the six month periods ended June 30, 2013 and 2012, property and equipment depreciation expense recorded was approximately $188,700 and $201,100, respectively. For each of the three and six month periods ended June 30, 2013 and 2012, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For each of the three and six month periods ended June 30, 2013, the Company did not enter into any capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at June 30, 2013 and December 31, 2012 was approximately $477,500, respectively. For the three month periods ended June 30, 2013 and 2012 depreciation expense for leased equipment was approximately $14,700 and $22,600, respectively. For the six month periods ended June 30, 2013 and 2012 depreciation expense for leased equipment was approximately $29,400 and $35,300, respectively. Accumulated depreciation for leased equipment at June 30, 2013 and December 31, 2012 was approximately $379,600 and $350,200, respectively. For the three month periods ended June 30, 2013 and 2012, there were no disposals of leased equipment. Total net book value of assets under capital leases at June 30, 2013 and December 31, 2012 was approximately $97,900 and $127,300, respectively.

6.	Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three or six month periods ended June 30, 2013. We have not identified any quantitative or qualitative factors for goodwill that would indicate impairment exists at June 30, 2013.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no additions to or disposals of intangible assets for the three or six month period ended June 30, 2013.

The aggregate amortization expense recorded for the three month periods ended June 30, 2013 and 2012 was approximately $336,900 and $390,200, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2013 and 2012 was approximately $688,700 and $780,400, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 5.5 years at June 30, 2013.

7.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables, less any amounts outstanding on the Cardinal Bank term note. There were no changes in the terms of the credit facility during the three or six month periods ended June 30, 2013. The Company was advanced and repaid approximately $481,000 during the six month period ended June 30, 2013. There was no outstanding balance on the credit facility at June 30, 2013.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Cardinal Bank Mortgage Dated December 17, 2010 (1)	$492,311	$499,938
Cardinal Bank Term Note Dated December 31, 2011 (2)	2,957,436	3,271,535
Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (3)	661,000	1,250,000
Non-Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (4)	666,667	1,000,000

Total	4,777,414	6,021,473
Less: current portion	(457,485)	(1,102,741)

Long-term debt, net of current portion	$4,319,929	$4,918,732

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

(2) On December 31, 2011, the Company entered into a $4,000,000 5-year term note with Cardinal Bank (“Cardinal Bank Term Note”) to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(3) On December 31, 2011, the Company entered into a subordinated 3-year term contingent promissory note (“contingent obligation”) with a face value of $3.0 million with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement dated December 30, 2011. The Company carries this contingent obligation at fair value on the condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 at approximately $661,000 and $1,250,000, respectively. See Note 3 for additional discussion about changes in fair value. The contingent obligation bears interest at 3.0%, with a fair value of estimated contingent annual principal payments of approximately $330,500 and $330,500 in 2014 and 2015, respectively, and matures on April 15, 2015. This contingent obligation is subordinated to the Cardinal Bank Term Note.

(4) On December 31, 2011, the Company entered into a $1.0 million subordinated 3-year term non-contingent note (“term note”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 3.0% with estimated remaining annual principal payments of $333,333 and $333,334 payable on April 15, 2014 and 2015, respectively, and matures on April 15, 2015. The Company paid the first installment due on April 15, 2013. The term note is subordinated to the Cardinal Bank Term Note.

Future estimated remaining repayments on long-term debt are as follows for fiscal years ending December 31 (unaudited):

2013	$457,485
2014	1,479,090
2015	1,516,810
2016	893,773
2017	20,187
Thereafter	410,069

Total	$4,777,414

The Company has leased certain equipment under capital lease arrangements which expire in 2016. Future minimum payments remaining under these lease agreements are as follows for fiscal years ending December 31 (unaudited):

2013	$26,283
2014	51,464
2015	51,364
2016	8,561
Thereafter	-

Total	137,672
Less portion representing interest	(13,586)
Present value of minimum lease payments
under capital lease agreements	124,086
Less current portion	(22,440)
Capital lease obligations, net of current portion	$101,646

8.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 and forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. As of June 30, 2013, the Company is currently not under examination by the IRS or any state tax jurisdiction.

The Company did not have any unrecognized tax benefits at either June 30, 2013 or December 31, 2012, respectively. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

No tax benefit has been associated with the exercise of stock options for each of the three and six month periods ended June 30, 2013 and 2012, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $950,000. As of June 30, 2013, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

9.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2013, there were 63,751,857 shares of common stock outstanding. There were no shares of common stock issued as a result of stock option exercises for the three month periods ended June 30, 2013 and 2012, respectively. See Note 10 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based on achievement of future performance goals of the Company. There were no changes in vesting requirements or activity related to restricted stock awards during the six month period ended June 30, 2013.

Stock Option Awards

Stock option awards reflected in the table below cover the period from 1999 through the three months ended June 30, 2013. A summary of the stock option award activity under our plans during the six months ended June 30, 2013 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2013	900,000	$0.60
Granted	1,575,000	$0.16
Canceled	(275,000)	$0.16
Non-vested balances, June 30, 2013	2,200,000	$0.34	3.24

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2013	3,212,000	$0.74
Issued	1,575,000	$0.51
Canceled	(275,000)	$0.54
Expired	(680,000)	$0.55
Options outstanding, June 30, 2013	3,832,000	$0.69	4.27

Options outstanding and exercisable,
June 30, 2013	1,632,000	$0.72	2.20

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options that were outstanding and exercisable as of June 30, 2013, were $767,600 and $296,100, respectively.

For the three month period ended June 30, 2013, the Company did not issue any stock options. For the six month period ended June 30, 2013, the Company issued 1,575,000 non-qualified stock options to certain employees. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates of between 0.38% and 0.42% and expected life in years of approximately 3 years. Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock which ranged from 67% and 70%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three month periods ended June 30, 2013 and 2012 the Company recognized shared-based compensation expense of approximately $58,300 and $55,200, respectively. For the six month periods ended June 30, 2013 and 2012 the Company recognized shared-based compensation expense of approximately $112,300 and $110,300, respectively. For the six month period ended June 30, 2013 there were 680,000 fully vested stock options that expired unexercised and 275,000 unvested stock options that were cancelled as a result of employment terminations. Included in share-based compensation in the six month period ended June 30, 2013 was the benefit realized as a result of expired vested options and cancelled options. The resulting benefit occurred as the value attributed to the expired stock options were greater than the sum of the stock options based compensation recognized during the applicable periods.

At June 30, 2013, the Company had approximately $484,400 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 3.2 years.

See Note 8 for discussion about the tax benefit associated with the exercise of stock options.

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net income (loss)	$139,351	$(302,062)	$104,082	$(244,659)
Weighted average number of common shares	63,751,857	63,226,857	63,751,857	63,427,681
Basic EPS	$0.002	$(0.005)	$0.002	$(0.004)

Basic EPS Computation:
Net income (loss)	$139,351	$(302,062)	$104,082	$(244,659)

Weighted average number of common shares	63,751,857	63,226,857	63,751,857	63,427,681
Incremental shares from assumed conversions
of stock options	184,750	-	156,895	-
Adjusted weighted average number of common shares	63,936,607	63,226,857	63,908,752	63,427,681

Diluted EPS	$0.002	$(0.005)	$0.002	$(0.004)

12.	Subsequent Events

Operating Lease Commitments

Effective July 1, 2013, the Company modified a property lease at its Fairfax, Virginia office location to expand operational capacity and consolidate certain functions. Under the terms of the new lease agreement, the lease expires in 2019 and requires fixed escalating lease payments and additional periodic rent payments to cover a proportionate share of taxes, maintenance, insurance and other shared expenses at each anniversary date. The lease contains additional incentives including free rent for up to 6 months under certain conditions and a leasehold improvement allowance for up to $120,000. The Company has the right to terminate the lease after 3 years by providing written notice by no later than June 30, 2016 and paying an early termination fee equal to 50% of the lessor’s unamortized leasehold tenant improvements, brokerage commissions paid in connection with the lease and two months’ current rent.

Effective July 1, 2013, the Company modified a property lease at its Tennessee office location to expand operational capacity. Under the terms of the new lease agreement, the lease expires in 2016 and requires fixed escalating lease payments and additional periodic rent payments to cover a proportionate share of taxes, maintenance, insurance and other shared expenses at each anniversary date.

There were no additional changes to existing equipment and sublease arrangements during the three or six month periods ended June 30, 2013.

Remaining future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total
	(Unaudited)
2013	$261,000	$20,000	$(11,800)	$269,200
2014	551,000	41,000	(23,600)	568,400
2015	472,000	30,000	(23,600)	478,400
2016	386,000	24,000	(11,800)	398,200
2017	320,000	10,000	-	330,000
Thereafter	417,000	-	-	417,000

Total	$2,407,000	$125,000	$(70,800)	$2,461,200

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. On August 13, 2013, the Company entered into an amendment to the Company’s employment agreements with Steve L. Komar, Chief Executive Officer, and James T. McCubbin, Executive Vice President and Chief Financial Officer, to extend the term of their original employment through December 31, 2013 at the same salary and benefit levels then in effect.

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

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the declaration and payment of dividends; (v) decreased government spending, (vi) changes in government regulations, and (vii) our focus on selling higher margin services, the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.  Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

The Company offers a portfolio of information technology based services with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the commercial marketplace and the demands of the government market sector.

The Financial Accounting Standards Board established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company previously reported three line-of-business segments, specifically Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. Late in 2012, the Company initiated a functional management reorganization consistent with the Company's strategic commitment to offer an enterprise-wide portfolio of information technology based services to its customers and target markets. The reorganization consisted of aligning its executive management by function, migrating to a singular WidePoint brand, and converging its business offerings into a singular portfolio of interrelated products and solutions, with the goal of offering a streamlined set of information technology based enterprise wide Managed Mobility Solutions. The Company’s 2013 realignment of its resources, financial measurements, and managerial financial reporting and the elimination of separate segment reporting is consistent with this strategic restructuring.

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

Results of Operations

Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

Revenues. Revenues for the three month period ended June 30, 2013 decreased approximately 9% to approximately $11.3 million, a decrease of approximately $1.2 million as compared to approximately $12.5 million for the three month period ended June 30, 2012. The decrease was attributable in part to a shift in our sales strategy to focus on higher margin recurring services. We also believe a combination of factors impacted revenues, including delays in government product resale transactions, delays in customer implementations, the effect of some commercial market telecommunications customer attrition, and a protest associated with a federal government contract award. We presently have a number of sizeable commercial and government opportunities in our sales pipeline that are in the process of being awarded. We believe that federal mandates for credentialing and dual factor authentication services, coupled with the marketplace demands to offer solutions for the “bring your own device” mobile communications environment, and information assurance and identity management for secure mobile connectivity will drive demand for a streamlined set of enterprise-wide managed mobility solutions.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2013 was approximately $7.8 million (or 69% of revenues), as compared to approximately $9.6 million (or 77% of revenues) for the three month period ended June 30, 2012. The improvement in cost of revenues was predominantly caused by a greater mix of sales of higher margin services that the Company has strategically focused on selling.

Gross Profit. Gross profit for the three month period ended June 30, 2013 was approximately $3.5 million (or 31% of revenues), as compared to approximately $2.9 million (or 23% of revenues) for the three month period ended June 30, 2012. We believe as the Company strategically focuses on sales of higher margin recurring services in future periods, gross profit over the long term will continue to trend higher.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2013 was approximately $0.9 million (or 8% of revenues), as compared to approximately $0.9 million (or 7% of revenues) for the three month period ended June 30, 2012. Sales and marketing program expense includes direct marketing costs and commission payments to commercial business channel partners, which accounted for a significant portion of the increase in our sales and marketing costs. An additional increase results from our investment in new sales and marketing personnel, partially offset by lower commission payments to commercial business channel partners due to timing of customer collections and lower commissionable revenue base programs compared to the same period last year. We believe sales and marketing expense in absolute dollars should increase as we continue with our sales and marketing expansion and realize higher commission payments from higher revenue streams.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2013 were approximately $2.4 million (or 21% of revenues), as compared to approximately $2.4 million (or 19% of revenues) for the three month period ended June 30, 2012. General and administrative expenses for the three month period ended June 30, 2013 include a non-cash gain of approximately $0.4 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the three month period ended June 30, 2013 would have been approximately $2.8 million (or 24% of revenues). The increase in expenses predominantly reflects a longer payroll accrual cycle, investments made to streamline operational financial processes and systems, investments in additional human capital and slight increases reflecting higher healthcare insurance premium costs and general commercial insurance costs.

Depreciation. Depreciation expense for the three month period ended June 30, 2013 was approximately $73,000 as compared to approximately $79,000 for the three month period ended June 30, 2012.  The slight decrease in depreciation expense was due to slower replacement of our pool of depreciable assets.  We made routine replacements of aged fixed assets in our information technology services infrastructure near the end of the second quarter which had a nominal impact on our depreciation expense. We are planning an increase in our infrastructure investments to support our product development and supporting information technology based services that will impact future depreciation expenses.

Interest Income. Interest income for the three month period ended June 30, 2013 was approximately $2,600, as compared to approximately $1,300 for the three month period ended June 30, 2012.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts throughout the quarter.

Interest Expense. Interest expense for the three months ended June 30, 2013 was approximately $55,900 as compared to approximately $117,700 for the three month period ended June 30, 2012.  The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during the fourth quarter of 2012 and continued through the second quarter of 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period last year. There were no significant changes in the terms of interest bearing debt during the three months ended June 30, 2013.

Income Taxes. Income tax benefit for the three month period ended June 30, 2013 was approximately $1,800, as compared to an income tax benefit of approximately $300,400 for the three month period ended June 30, 2012.  The income tax expense recognized in the three month period ended June 30, 2013 reflects state income taxes, partially offset by federal net operating losses generated.

Net (Loss) Income. As a result of the factors above, the net income for the three month period ended June 30, 2013 was approximately $139,500, as compared to net loss of approximately $302,100 for the three month period ended June 30, 2012.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Revenues. Revenues for the six month period ended June 30, 2013 decreased approximately 11% to approximately $23.3 million, a decrease of approximately $2.9 million as compared to approximately $26.2 million for the six month period ended June 30, 2012. The decrease was attributable in part to a shift in our sales strategy to focus upon higher margin recurring services. We also believe a combination of factors impacted revenues, including delays in government product resale transactions, delays in customer implementations, the effect of some commercial market telecommunications customer attrition, and a protest associated with a federal government contract award.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2013 was approximately $16.5 million (or 71% of revenues), as compared to approximately $20.0 million (or 76% of revenues) for the six month period ended June 30, 2012. The improvement in cost of revenues was predominantly caused by a greater mix of sales of higher margin services that the Company has strategically focused on selling.

Gross Profit. Gross profit for the six month period ended June 30, 2013 was approximately $6.8 million (or 29% of revenues), as compared to approximately $6.2 million (or 24% of revenues) for the six month period ended June 30, 2012. We believe as the Company strategically focuses on sales of higher margin services in future periods, gross profit over the long term will continue to trend higher. There will be periods of variability in margin growth when lower margin government resale transactions occur from time to time..

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2013 was approximately $1.7 million (or 7% of revenues), as compared to approximately $1.5 million (or 6% of revenues) for the six month period ended June 30, 2012. The increase predominantly reflects the hiring of an Executive Vice President of Sales and Marketing and the Company’s hiring of additional marketing and lead generation sales professionals as part of our overall strategy to reinvest in our infrastructure, thereby expanding our sales opportunities both domestic and abroad.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2013 was approximately $5.0 million (or 21% of revenues), as compared to approximately $4.9 million (or 19% of revenues) for the six month period ended June 30, 2012. General and administrative expenses for the six month period ended June 30, 2013 include a non-cash gain of approximately $0.6 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the six month period ended June 30, 2013 would have been approximately $5.5 million (or 24% of revenues). The increase in expenses predominantly reflects a longer payroll accrual cycle, investments made to streamline operational and financial processes and systems, investments in additional human capital, slight increases reflecting higher healthcare insurance premium costs and general commercial insurance costs, and non-recurring compensation awards.

Depreciation. Depreciation expense for the six month period ended June 30, 2013 was approximately $139,500, as compared to approximately $139,000 for the six month period ended June 30, 2012.  We made routine replacements of aged fixed assets in our information technology services infrastructure near the end of the second quarter. As a result of the timing of our fixed asset replacements there was a nominal amount of additional depreciation expense.

Interest Income. Interest income for the six month period ended June 30, 2013 was approximately $3,500, as compared to approximately $3,200 for the six month period ended June 30, 2012.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts.

Interest Expense. Interest expense for the six months ended June 30, 2013 was approximately $116,000, as compared to approximately $179,000 for the six month period ended June 30, 2012.  The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during the fourth quarter of 2012 and continued through the second quarter of 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period last year. There were no significant changes in the terms of interest bearing debt during the six months ended June 30, 2013.

Income Taxes. Income tax benefit for the six month period ended June 30, 2013 was approximately $145,400, as compared to an income tax benefit of approximately $271,700 for the six month period ended June 30, 2012.  The income tax benefit recognized in the six month period ended June 30, 2013 reflects net operating losses generated in excess of state income tax expense.

Net (Loss) Income. As a result of the factors above, the net income for the six month period ended June 30, 2013 was approximately $104,000, as compared to net loss of approximately $244,700 for the six month period ended June 30, 2012.

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

The Company’s operations require working capital to fund planned growth strategies. At June 30, 2013 and December 31, 2012, the Company’s net working capital was approximately $2.5 million and $2.6 million, respectively. At June 30, 2013, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards. At June 30, 2013, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six months ended June 30, 2013, net cash provided by operations was approximately $1.6 million as compared to net cash used in operations of approximately $1.2 million in the same period last year. The improvement in cash flow from operating activities reflects shorter timing differences between billing and collection as compared to the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management and Public Key Infrastructure software certificate credentialing tools and applications. For the six months ended June 30, 2013, cash used in investing activities was approximately $235,400 as compared to approximately $159,500 in the same period last year. In the six month period ended June 30, 2012, net investments in property and equipment were substantially equivalent in both periods; however, there was a one-time cash receipt from settlement of working capital requirements in April 2012 in connection with a prior acquisition that partially offset cash used to purchase property and equipment in the six months ended June 30, 2012. There were no similar offsetting transactions in the six month period ended June 30, 2013. The continuing property and equipment expenditures in the six months ended June 30, 2013 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth in sales and marketing, along with a branding and management functionalization initiative that the Company has undertaken to create a singular WidePoint brand among all of its operating subsidiaries while streamlining its management structure.

Cash used in financing activities provides an indication of our debt financing and proceeds from stock option exercises. For the six months ended June 30, 2013, cash used in financing activities was approximately $755,700 as compared to approximately $500,400 in the same period last year. We utilized our working capital credit facility during the six months ended June 30, 2013 to facilitate short term funding requirements in order to offset cash needs attributable to timing differences between receipt of customer payments and cash disbursements. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt and the first of three installments due on a 3-year $1.0 million promissory note during the six month period ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2013 to provide such reasonable assurances.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the existence of the following material weaknesses:

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

Management has formulated and continues to implement a remediation plan that will continue through the end of fiscal year 2013, which includes: (i) implementing an approved centralized set of policies and procedures throughout the Company to address inadequacies described above; (ii) automating certain manual transactions, centralizing operational accounting and preparation of financial reporting schedules; (iii) minimizing manual transactional reporting; and (iv) establishing training and education content for select members of our operational and financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal year 2013, and are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 13, 2013, the Company entered into an amendment to the Company’s employment agreement with Steve L. Komar to extend the term of Mr. Komar’s employment through December 31, 2013 at the same salary and benefit levels then in effect. All other terms of Mr. Komar’s employment agreement remain the same. The foregoing description does not purport to be complete and is qualified in its entirety by reference to that certain Amendment No. 1, dated as of August 13, 2013, to that certain Employment Agreement, dated as of August 13, 2010, by and between the Company and Mr. Komar, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

On August 13, 2013, the Company entered into an amendment to the Company’s employment agreement with James T. McCubbin to extend the term of Mr. McCubbin’s employment through December 31, 2013 at the same salary and benefit levels then in effect. All other terms of Mr. McCubbin’s employment agreement remain the same. The foregoing description does not purport to be complete and is qualified in its entirety by reference to that certain Amendment No. 1, dated as of August 13, 2013, to that certain Employment Agreement, dated as of August 13, 2010, by and between the Company and Mr. McCubbin, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

10.1	Amendment No. 1, dated as of August 13, 2013, to that certain Employment Agreement, dated as of August 13, 2010, by and between WidePoint Corporation and Steve L. Komar.

10.2	Amendment No. 1, dated as of August 13, 2013, to that certain Employment Agreement, dated as of August 13, 2010, by and between WidePoint Corporation and James T. McCubbin.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

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

WIDEPOINT CORPORATION

Date: August 14, 2013	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: August 14, 2013	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

