Form 10-Q
period 2013-09-30
WIDEPOINT CORP
filed 2013-11-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, there were 63,857,357 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	2

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		24

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,409,230	$1,857,614
Accounts receivable, net of allowance for doubtful accounts of $30,043 and $76,886 in 2013 and 2012, respectively	6,950,553	6,932,366
Unbilled accounts receivable	1,187,498	2,969,450
Inventories	268,803	286,920
Prepaid expenses and other assets	341,918	482,389
Income taxes receivable	-	138,575
Deferred income taxes	473,430	473,430

Total current assets	11,631,432	13,140,744

NONCURRENT ASSETS
Property and equipment, net	1,428,489	1,428,323
Intangibles, net	3,943,548	4,969,241
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	3,948,658	3,346,948
Deposits and other assets	71,027	76,118

TOTAL ASSETS	$37,641,621	$39,579,841

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$34,001	$113,018
Accounts payable	5,413,060	5,555,419
Accrued expenses	3,210,284	3,539,710
Deferred revenue	280,987	173,655
Income taxes payable	73,520	-
Current portion of long-term debt	199,033	1,102,741
Current portion of deferred rent	9,023	51,196
Current portion of capital lease obligations	10,552	42,878

Total current liabilities	9,230,460	10,578,617

NONCURRENT LIABILITIES
Long-term debt, net of current portion	3,658,929	4,918,732
Capital lease obligation, net of current portion	102,715	102,244
Deferred rent, net of current portion	69,631	15,786
Deferred revenue	21,105	25,231
Deposits and other liabilities	1,964	1,964

Total liabilities	13,084,804	15,642,574

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,857,357 and 63,751,857 shares issued and outstanding, respectively	63,857	63,752
Additional paid-in capital	69,814,932	69,594,390
Accumulated deficit	(45,321,972)	(45,720,875)

Total stockholders’ equity	24,556,817	23,937,267

Total liabilities and stockholders’ equity	$37,641,621	$39,579,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
REVENUES	$12,222,505	$15,210,896	$35,534,573	$41,423,281
COST OF REVENUES (including amortization and depreciation of $363,040, $419,658, $1,100,968 and $1,262,105, respectively)	9,243,536	11,637,696	25,754,110	31,645,847

GROSS PROFIT	2,978,969	3,573,200	9,780,463	9,777,434

OPERATING EXPENSES
Sales and Marketing	675,780	705,190	2,361,900	2,222,305
General and Administrative Expenses (including share-based compensation of $68,659, $55,593, $180,927 and $165,873, respectively, and gain on change in fair value of contingent obligation of $661,000, $0, $1,250,000 and $0, respectively)	2,282,991	2,334,492	7,196,607	7,231,857
Depreciation and Amortization	74,142	74,682	213,661	213,658

Total Operating Expenses	3,032,913	3,114,364	9,772,168	9,667,820

(LOSS) INCOME FROM OPERATIONS	(53,944)	458,836	8,295	109,614

OTHER INCOME (EXPENSE)
Interest Income	2,727	956	6,188	4,179
Interest Expense	(15,414)	(85,366)	(130,933)	(264,570)
Other Income (Expense)	5,927	11,091	14,432	19,946

Total Other Income (Expense)	(6,760)	(73,319)	(110,313)	(240,445)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(60,704)	385,517	(102,018)	(130,831)
INCOME TAX (BENEFIT) PROVISION	(355,525)	141,809	(500,921)	(129,880)

NET INCOME	$294,821	$243,708	$398,903	$(951)

BASIC EARNINGS PER SHARE	$0.005	$0.004	$0.006	$(0.000)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,824,647	63,651,857	63,776,387	63,427,681

DILUTED EARNINGS PER SHARE	$0.005	$0.004	$0.006	$(0.000)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	64,014,359	63,820,891	64,103,082	63,427,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$398,903	$(951)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(601,710)	(142,635)
Depreciation expense	288,939	305,250
Provision for doubtful accounts	54,541	-
Amortization of intangibles	1,025,690	1,170,513
Amortization of deferred financing costs	8,728	7,228
Share-based compensation expense	180,927	165,873
Gain on change in fair value of contingent obligation	(1,250,000)	-
Loss on disposal of equipment	-	667
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,709,224	2,393,104
Inventories	18,117	150,656
Prepaid expenses and other current assets	140,471	(172,751)
Other assets excluding deferred financing costs	(3,637)	13,622
Accounts payable and accrued expenses	(409,516)	(2,370,216)
Income tax payable	212,095	-
Deferred revenue	103,206	(309,935)
Other liabilities	-	1,964

Net cash provided by operating activities	$1,875,978	$1,212,389

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	-	76,539
Purchase of property and equipment	(289,102)	(300,102)

Net cash used in investing activities	$(289,102)	$(223,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	481,018	3,035,078
Repayments of bank line of credit advances	(481,018)	(3,035,078)
Issuance of long term debt	-	(586,164)
Principal repayments of long term debt	(913,511)	-
Principal repayments of short-term notes payable	(129,614)	-
Principal repayments under capital lease obligations	(31,855)	(67,023)
Unused bank line fee	-	(16,958)
Proceeds from exercise of stock options	39,720	39,598

Net cash used in financing activities	$(1,035,260)	$(630,547)

NET INCREASE IN CASH	$551,616	$358,279

CASH, beginning of period	1,857,614	2,135,310

CASH, end of period	$2,409,230	$2,493,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$148,977	$167,764
Cash paid for income taxes	$10,774	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$50,662	$40,720
Acquisition of assets under capital lease obligation	$-	$178,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997. The Company has grown through the targeted acquisition of specialized information technology companies that now provide a complementary suite of products and services for our Managed Mobility Solutions (“MMS”) offering.

Nature of Operations

The Company’s offering is a portfolio of enterprise wide information technology-based services wrapped around a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s MMS offerings are accessible on-demand through cloud computing and provide our customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with their internal policies, the commercial marketplace and the demands of the government sector.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2013 and for each of the three and nine month periods ended September 30, 2013 and 2012, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

The Company reclassified amounts representing inventory previously included in the caption “Prepaid expenses and other assets” on the September 30, 2012 condensed consolidated statement of cash flows presentation as a separate line item to conform to the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial liabilities and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

Except for changes in segment reporting as described below, there have been no significant changes in the Company’s significant accounting policies during 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

Segment Reporting

Our MMS offering is a portfolio of enterprise-wide information technology-based services which comprise a single MMS business from which we earn revenues and incur costs. Prior to fiscal 2013, our Chief Operating Decision Maker (“CODM”) measured financial performance under three reporting segments (specifically Telecommunications Lifecycle Management, Cyber Security Solutions and Consulting and Support Services). These three reporting segments had identical decentralized operational functions and activities that were overseen by different senior executives. In the last quarter of 2012, we restructured how our MMS business was managed and evaluated. Currently, our MMS offerings are centrally managed and delivered and our CODM evaluates our MMS business as a single segment. Our CODM makes business decisions to allocate resources on that basis. As our MMS business continues to evolve, the metrics we use to manage the business may change and may require the Company to re-evaluate the appropriateness of operating as a single segment.

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

The Company measured the fair value of a contingent seller financed promissory note (“contingent obligation”) presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2013 and during the year ended December 31, 2012. The following table summarizes the Company’s measurement of fair value on a recurring basis for seller financed promissory note as categorized by GAAP’s valuation hierarchy at the end of each reporting period presented below:

	Amount	Quoted Prices	Significant
	Recorded on	in Active	Other	Significant
	Consolidated	Markets for	Observable	Unobservable
	Balance	Identical Assets	Inputs	Inputs
	Sheets	(Level 1)	(Level 2)	(Level 3)
(Unaudited)
Liabilities as of September 30, 2013
Contingent obligation (1)	$-	—	—	$-

Liabilities as of December 31, 2012
Contingent obligation (1)	$1,250,000	—	—	$1,250,000

Changes in the fair value measurement of the contingent obligation using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below as of and for each of the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER, 30		SEPTEMBER, 30
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Balance, Beginning of Period	$661,000	$2,150,000	$1,250,000	$2,150,000

Total gains or losses for the period:

Non-cash gain on change in fair value of contingent obligation included in general and administrative expense (1)	(661,000)	-	(1,250,000)	-

Balance, End of Period	$-	$2,150,000	$-	$2,150,000

(1)

The Company assesses the estimated fair value of the contingent obligation on a quarterly basis using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs. The Company previously estimated the fair value of contingent consideration at $3.0 million in connection with an asset purchase agreement with Avalon Global Solutions, Inc. ("AGS") on December 31, 2011. Under the terms of the Asset Purchase Agreement ("APA"), contingent consideration (or "contingent obligation") is payable provided Adjusted Gross Profit(" AGP") targets of $5,428,000 and $6,752,000 are reached in fiscal 2012 and 2013, respectively. AGS did not meet its AGP target in fiscal 2012 and the Company reduced the fair value of its contingent obligation and remeasured the fair value of this contingent obligation to $2.15 million. The Company revised its third and fourth quarter of 2013 forecasted AGP to reflect lower projected revenue growth from slower implementation of recently sold services. The Company believes these factors make it remote that the 2013 AGP target of $6,752,000 will be reached and accordingly revised the fair value of its contingent obligation to a zero value during the three months ended September 30, 2013. For the three and nine months ended September 30, 2013, the Company recorded a non-cash gain within general and administrative expense as a result of a fair value adjustment of approximately $0.66 million and $1.25 million, respectively.

There were no transfers into or out of Level 3 for the three or nine month periods ended September 30, 2013 and 2012.

4.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$2,173,014	$2,546,268
Government	4,807,582	4,462,984
Gross accounts receivable	6,980,596	7,009,252
Less: allowances for doubtful accounts	(30,043)	(76,886)

Accounts receivable, net	$6,950,553	$6,932,366

Unbilled accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Commercial	$146,713	$1,564,078
Government	1,040,785	1,405,372

Unbilled accounts receivable	$1,187,498	$2,969,450

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Transportation Security Administration (“TSA”)	18%	18%	19%	18%
Department of Homeland Security (“DHS”)	17%	15%	17%	17%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	10%	12%
Department of Homeland Security (“DHS”)	9%	19%
Bureau of Alcohol Tabacco and Firearms ("ATF")	7%	10%
Defense Information Systems Agency "(DISA")	12%	—

5.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	1,828,396	1,544,233
Furniture and fixtures	218,939	214,000
Leasehold improvements	368,596	368,596
Automobile	2,400	2,400
Gross property and equipment	3,095,385	2,806,283
Less: accumulated depreciation and amortization	(1,666,896)	(1,377,960)

Property and equipment, net	$1,428,489	$1,428,323

There were no changes in the estimated useful life used to depreciate property and equipment for each of the three or nine month periods ended September 30, 2013 or 2012. For each of the three month periods ended September 30, 2013 and 2012, property and equipment depreciation expense recorded was approximately $100,200 and $104,200, respectively. For the nine month periods ended September 30, 2013 and 2012, property and equipment depreciation expense recorded was approximately $288,900 and $305,200, respectively. For each of the three and nine month periods ended September 30, 2013 and 2012, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For each of the three and nine month periods ended September 30, 2013, the Company did not enter into any capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at September 30, 2013 and December 31, 2012 was approximately $477,500, respectively. For the three month periods ended September 30, 2013 and 2012 depreciation expense for leased equipment was approximately $14,700 and $17,500, respectively. For the nine month periods ended September 30, 2013 and 2012 depreciation expense for leased equipment was approximately $44,100 and $52,800, respectively. Accumulated depreciation for leased equipment at September 30, 2013 and December 31, 2012 was approximately $394,300 and $350,200, respectively. For the three month and nine month periods ended September 30, 2013, there were no disposals of leased equipment. For the three and nine month periods ended September 30, 2012, equipment under capital leases with cost and accumulated depreciation of approximately $130,700 were disposed of at the end of the lease period, with was no gain or loss recognized upon disposition. Total net book value of assets under capital leases at September 30, 2013 and December 31, 2012 was approximately $83,200 and $127,300, respectively.

6.	Goodwill and Intangible Assets

The Company has recorded goodwill of $16,618,467 as of September 30, 2013. There were no changes in the carrying amount of goodwill for the three or nine month periods ended September 30, 2013. The Company considered whether there were indicators of impairment during the three or nine month periods ended September 30, 2013. The Company considered the significance of the write-off of the fair value of recorded contingent consideration (as disclosed in Note 3). The Company also considered the significance of a previously awarded DHS Blank Purchase Agreement (“BPA”) under protest for a second and final time by an unsuccessful bidder. Management believes that the outcome of the DHS award protest is a more significant indicator to consider. Management believes the probability of the protest being successful is remote given that the DHS had reaffirmed on August 15, 2013 that the stop work order related to the first protest had been lifted and management believes after the second and final protest is decided upon by the U.S. Government Accounting Office (“GAO”) that the outcome will be in the Company’s favor. In the event the protest is not resolved in the Company’s favor when a decision is reached by the GAO by December of 2013, the Company will take this into account during the Company’s annual goodwill impairment test as of December 31st.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. There were no additions to or disposals of intangible assets for the three or nine month periods ended September 30, 2013. There were fully amortized developed software intangibles with an original cost and accumulated amortization of approximately $1,239,000 disposed of during the nine month period ended September 30, 2012.

The aggregate amortization expense recorded for the three month periods ended September 30, 2013 and 2012 was approximately $336,900 and $390,200, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2013 and 2012 was approximately $1,025,690 and $1,170,500, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 5.3 years at September 30, 2013.

7.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables, less any amounts outstanding on the Cardinal Bank term note. There were no changes in the terms of the credit facility during the three or nine month periods ended September 30, 2013. The Company was advanced and repaid approximately $481,000 during the nine month period ended September 30, 2013. There was no outstanding balance on the credit facility at September 30, 2013.

Long-Term Debt

Long-term debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
Cardinal Bank Mortgage Dated December 17, 2010 (1)	$488,491	$499,938
Cardinal Bank Term Note Dated December 31, 2011 (2)	2,702,804	3,271,535
Contingent Obligation Subordinated Seller Financed Promissory Note Dated December 31, 2011 (3)	-	1,250,000
Non-Contingent Obligation Subordinated Seller Financed Promissory Note Dated December 31, 2011 (4)	666,667	1,000,000

Total	3,857,962	6,021,473
Less: current portion	(199,033)	(1,102,741)

Long-term debt, net of current portion	$3,658,929	$4,918,732

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

(3) On December 31, 2011, the Company entered into a subordinated 3-year term contingent promissory note (“contingent obligation”) with a face value of $3.0 million with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement dated December 30, 2011. The Company carries this contingent obligation at fair value on the condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 at approximately $0 and $1,250,000, respectively. See Note 3 for additional discussion about changes in fair value.

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

Future estimated remaining repayments on long-term debt are as follows for fiscal years ending December 31 (unaudited):

2013	$199,033
2014	1,148,590
2015	1,186,310
2016	893,773
2017	20,187
Thereafter	410,069

Total	$3,857,962

The Company is required to maintain certain financial covenants in connection with its Cardinal Bank Term Note. These financial covenants include maintaining (i) a debt service ratio of at least 1.2:1.0, (ii) a tangible net worth of at least $4.5 million at December 31, 2013 and (iii) a current ratio of at least 1.1:1.0. As of September 30, 2013, the Company was in compliance with these financial covenants. The Company has reinvested earnings and available capital to pay for its strategy to develop a national MMS sales force and functionalize the business. The Company believes that as a result of this reinvestment and the reduction in earnings that it is probable that the Company may not meet its debt service ratio as of December 31, 2013. The Company will seek to obtain a waiver of non-compliance and/or modify its loan covenants. The Company continues to pay its debt obligations as they become due and comply with the other terms of this loan agreement.

The Company has leased certain equipment under capital lease arrangements which expire in 2016. Future minimum payments remaining under these lease agreements are as follows for fiscal years ending December 31 (unaudited):

2013	$13,540
2014	51,464
2015	51,364
2016	9,315
Thereafter	-

Total	125,683
Less portion representing interest	(12,416)
Present value of minimum lease payments under capital lease agreements	113,267
Less current portion	(10,552)
Capital lease obligations, net of current portion	$102,715

8.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 and forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. As of September 30, 2013, the Company is currently not under examination by the IRS or any state tax jurisdiction.

The Company did not have any unrecognized tax benefits at either September 30, 2013 or December 31, 2012, respectively. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2013, the Company had recorded a deferred tax asset of approximately $4.8 million reflecting the benefit of approximately $19.8 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $12.1 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2020 and 2032. Realization of this deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. The Company’s has received a significant federal government contract award by the DHS that has been protested. The protest should be resolved by December of 2013. The award is an individually significant factor in supporting the realization of its net operating loss carry forward deferred tax asset. In the event this award is delayed, cancelled, or overturned as a result of the current protest, the Company may have to reassess the necessity for a valuation allowance against this deferred tax asset.

No tax benefit has been associated with the exercise of stock options for each of the three and nine month periods ended September 30, 2013 and 2012, respectively, because of the existence of net operating loss (“NOL”) carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $923,000. As of September 30, 2013, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

9.	Stockholders’ Equity

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2013, there were 63,857,357 shares of common stock outstanding. Shares of common stock issued as a result of stock option exercises for the three and nine month periods ended September 30, 2013 were 105,500, respectively. See Note 10 for additional information regarding stock option plans.

10.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited are added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based on achievement of future performance goals of the Company. There were no changes in vesting requirements or activity related to restricted stock awards during the nine months ended September 30, 2013.

Stock Option Awards

Stock option awards reflected in the table below cover the period from 1999 through September 30, 2013. A summary of the stock option award activity under our plans during the nine months ended September 30, 2013 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2013	900,000	$0.60
Granted	1,575,000	$0.16
Cancelled	(275,000)	$0.16
Non-vested balances, September 30, 2013	2,200,000	$0.34	2.99

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2013	3,212,000	$0.74
Issued	1,575,000	$0.51
Canceled	(315,000)	$0.61
Expired	(680,000)	$0.55
Exercised	(105,500)	$0.37
Options outstanding, September 30, 2013	3,686,500	$0.69	4.13

Options outstanding and exercisable, September 30, 2013	1,486,500	$0.74	2.02

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic values of all options that were outstanding and exercisable as of September 30, 2013, were $930,100 and $324,600, respectively.

For the three month period ended September 30, 2013, the Company did not issue any stock options. For the nine month period ended September 30, 2013, the Company issued 1,575,000 non-qualified stock options to certain employees. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates of between 0.38% and 0.42% and expected life in years of approximately 3 years. Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock which ranged from 67% and 70%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three month periods ended September 30, 2013 and 2012 the Company recognized share-based compensation expense of approximately $68,600 and $55,600, respectively. For the nine month periods ended September 30, 2013 and 2012 the Company recognized share-based compensation expense of approximately $180,900 and $165,900, respectively. For the nine month period ended September 30, 2013 there were 680,000 fully vested stock options that expired unexercised and 315,000 unvested stock options that were cancelled as a result of employment terminations. Included in share-based compensation in the nine month period ended September 30, 2013 was the benefit realized as a result of expired vested options and cancelled options. The resulting benefit occurred as the value attributed to the expired stock options were greater than the sum of the stock options based compensation recognized during the applicable periods.

At September 30, 2013, the Company had approximately $437,500 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.9 years.

See Note 8 for discussion about the tax benefit associated with the exercise of stock options.

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net income (loss)	$294,821	$243,708	$398,903	$(951)
Weighted average number of common shares	63,824,647	63,651,857	63,776,387	63,427,681
Basic EPS	$0.005	$0.004	$0.006	$(0.000)

Basic EPS Computation:
Net income (loss)	$294,821	$243,708	$398,903	$(951)

Weighted average number of common shares	63,824,647	63,651,857	63,776,387	63,427,681
Incremental shares from assumed conversions of stock options	189,712	169,034	326,695	-
Adjusted weighted average number of common shares	64,014,359	63,820,891	64,103,082	63,427,681

Diluted EPS	$0.005	$0.004	$0.006	$(0.000)

12.	Commitments and Contingencies

Operating Lease Commitments

Effective July 1, 2013, the Company modified a property lease at its Fairfax, Virginia office location to expand operational capacity and consolidate certain functions. Under the terms of the new lease agreement, the lease expires in 2019 and requires fixed escalating lease payments and additional periodic rent payments to cover a proportionate share of taxes, maintenance, insurance and other shared expenses at each anniversary date. The lease contains additional incentives including free rent for up to 6 months under certain conditions and a leasehold improvement allowance for up to $120,000. The Company has the right to terminate the lease after 3 years by providing written notice by no later than September 30, 2016 and paying an early termination fee equal to 50% of the lessor’s unamortized leasehold tenant improvements, brokerage commissions paid in connection with the lease and two months’ current rent.

Effective July 1, 2013, the Company modified a property lease at its Tennessee office location to expand operational capacity. Under the terms of the new lease agreement, the lease expires in 2016 and requires fixed escalating lease payments and additional periodic rent payments to cover a proportionate share of taxes, maintenance, insurance and other shared expenses at each anniversary date.

There were no additional changes to existing equipment and sublease arrangements during the three or nine month periods ended September 30, 2013.

Remaining future minimum payments by year required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total
	(Unaudited)
2013	$261,000	$23,000	$(5,900)	$278,100
2014	560,000	41,000	(23,600)	577,400
2015	472,000	30,000	(23,600)	478,400
2016	386,000	24,000	(11,800)	398,200
2017	320,000	10,000	-	330,000
Thereafter	417,000	-	-	417,000

Total	$2,416,000	$128,000	$(64,900)	$2,479,100

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

Our MMS offering is a portfolio of enterprise-wide information technology-based services which comprise a single MMS business from which we earn revenues and incur costs. Prior to fiscal 2013, our Chief Operating Decision Maker (“CODM”) measured financial performance under three reporting segments (specifically Telecommunications Lifecycle Management, Cyber Security Solutions and Consulting and Support Services). These three reporting segments had identical decentralized operatonal functions and activities that were overseen by different senior executives. In the last quarter of 2012, we restructured how our MMS business was managed and evaluated. Currently, our MMS offerings are centrally managed and delivered and our CODM evaluates our MMS business as a single segment and makes business decisions to allocate resources on that basis. As our MMS business continues to evolve, the metrics we use to manage the business may change and may require the Company to re-evaluate the appropriateness of operating as a single segment.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

Revenue Concentrations and Considerations

During the second quarter of 2013, the Company was awarded by the Department of Homeland Security (DHS) a Blanket Purchase Agreement (“BPA”) HSHQDC-13-A-00024 for Cellular Wireless Managed Services with a ceiling of $600 million. The Cellular Wireless Managed Services program includes DHS and all DHS components: Transportation Security Administration (TSA), U.S. Customs and Border Protection (CBP), U.S. and Citizenship and Immigration Services, U.S. Immigration and Customs Enforcement, the U.S. Coast Guard, the Federal Emergency Management Agency, and the U.S. Secret Service. The BPA period of performance is for a base period of one year and four option years. The BPA had been protested by a third-party bidder, TeleCommunications Systems, Inc., and that as a result of such protest DHS had issued a stop work order for expanded services under the BPA. On August 15, 2013, the Company was notified by DHS that the stop work order had been lifted and to resume performance under the BPA. On August 26, 2013, the Company was notified by DHS that TeleCommunications Systems, Inc. had again protested the award of the BPA. New services were once again stayed until such protest is decided upon by the U.S. Government Accounting Office. A decision is due no later than December of 2013 and management believes that the outcome should be in its favor.

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

Results of Operations

Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

Revenues. Revenues for the three month period ended September 30, 2013 decreased approximately 20% to approximately $12.2 million, a decrease of approximately $3.0 million as compared to approximately $15.2 million for the three month period ended September 30, 2012. The decrease was attributable to lower sales of government product resale transactions due to sequester-related delays.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2013 was approximately $9.2 million (or 76% of revenues), as compared to approximately $11.6 million (or 77% of revenues) for the three month period ended September 30, 2012. The decrease was attributable to lower sales of government product resale transactions due to sequester-related delays.

Gross Profit. Gross profit for the three month period ended September 30, 2013 was approximately $3.0 million (or 24% of revenues), as compared to approximately $3.6 million (or 23% of revenues) for the three month period ended September 30, 2012. The decrease in gross profit was due to lower revenues.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2013 was approximately $676,000 (or 6% of revenues), as compared to approximately $705,200 (or 5% of revenues) for the three month period ended September 30, 2012. The dollar basis decrease in sales and marketing expense reflects lower commission payments to commercial business channel partners due to lower commissionable revenue base programs compared to the same period last year. We believe sales and marketing expense in absolute dollars should increase as we realize higher commission payments from higher commissionable revenue streams, and complete the deployment of our investment in building a national MMS salesforce.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2013 were approximately $2.3 million (or 19% of revenues), as compared to approximately $2.3 million (or 15% of revenues) for the three month period ended September 30, 2012. General and administrative expenses for the three month period ended September 30, 2013 include a non-cash gain of approximately $0.7 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. The Company revised its third and fourth quarter of 2013 forecasted Adjusted Gross Profit (“AGP”) to reflect lower projected revenue growth from slower implementation of recently sold services. The Company believes these factors make it remote that the 2013 AGP target of $6,752,000 in 2013 would be achieved and reduced the fair value of a contingent obligation to zero during the three month period ended September 30, 2013.

Excluding this non-cash gain, general and administrative expenses for the three month period ended September 30, 2013 would have been approximately $2.9 million (or 24% of revenues). Excluding the non-cash gain, the increase in expenses predominantly reflects both salary and fringe costs associated with an expansion in billable services and expanded overhead support positions (approximately $220,000), bonus accruals (approximately $50,000), higher network communication costs in support of our infrastructure projects (approximately $41,000), higher accounting and legal fees related to contract negotiations (approximately $40,000), higher gross receipts tax related to higher margin sales (approximately $21,000), higher commercial insurance rates (approximately $26,000) and to a lesser extent higher social security payroll tax expense due to the end of the tax holiday that expired in 2012.

Depreciation. Depreciation expense for the three month period ended September 30, 2013 was approximately $74,100 as compared to approximately $74,700 for the three month period ended September 30, 2012.  The slight decrease in depreciation expense was due to slower replacement of our pool of depreciable assets.

Interest Income. Interest income for the three month period ended September 30, 2013 was approximately $2,700, as compared to approximately $900 for the three month period ended September 30, 2012.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended September 30, 2013 was approximately $15,400 as compared to approximately $85,400 for the three month period ended September 30, 2012.  The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during the fourth quarter of 2012 and continued through the third quarter of 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period last year. There were no significant changes in the terms of other interest bearing debt during the three months ended September 30, 2013.

Income Taxes. Income tax benefit for the three month period ended September 30, 2013 was approximately $356,000, as compared to an income tax expense of approximately $141,800 for the three month period ended September 30, 2012.  The income tax expense recognized in the three month period ended September 30, 2013 reflects state income taxes, offset by federal net operating losses generated.

Net (Loss) Income. As a result of the factors above, the net income for the three month period ended September 30, 2013 was approximately $294,800, as compared to net income of approximately $243,700 for the three month period ended September 30, 2012.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

Revenues. Revenues for the nine month period ended September 30, 2013 decreased approximately 14% to approximately $35.5 million, a decrease of approximately $5.9 million as compared to approximately $41.4 million for the nine month period ended September 30, 2012. We believe the decrease ws attributable to a combination of factors, including delays in government product resale transactions, delays in customer implementations, the impact of some commercial market telecommunications customer attrition, and a protest associated with a federal government contract award.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2013 was approximately $25.8 million (or 72% of revenues), as compared to approximately $31.6 million (or 76% of revenues) for the nine month period ended September 30, 2012. The decrease was attributable to lower sales of government product resale transactions due to sequester-related delays.

Gross Profit. Gross profit for the nine month period ended September 30, 2013 was approximately $9.8 million (or 28% of revenues), as compared to approximately $9.8 million (or 24% of revenues) for the nine month period ended September 30, 2012. The dollar basis decrease in gross profit was due to lower revenues. There will be periods of variability in margin growth when lower margin government resale transactions occur from time to time. The timing of government resale transactions is uncertain given the sequester-related delays experienced over the last three quarters. Our focus will remain on growing sales of higher margin recurring services.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2013 was approximately $2.4 million (or 7% of revenues), as compared to approximately $2.2 million (or 5% of revenues) for the nine month period ended September 30, 2012. The increase predominantly reflects the hiring of an Executive Vice President of Sales and Marketing and the Company’s hiring of additional marketing and lead generation sales professionals all as of our overall strategy to reinvest in our sales resource infrastructure, thereby expanding our growth opportunities, both domestic and abroad.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2013 was approximately $7.2 million (or 20% of revenues), as compared to approximately $7.2 million (or 17% of revenues) for the nine month period ended September 30, 2012. General and administrative expenses for the nine month period ended September 30, 2013 include a non-cash gain of approximately $1.25 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. The Company revised its full year 2013 forecasted Adjusted Gross Profit (“AGP”) to reflect lower projected revenue growth from slower implementation of recently sold services. The Company believes these factors make it remote that the 2013 AGP target of $6,752,000 in 2013 would be achieved and reduced the fair value of its recorded contingent obligation to zero during the nine month period ended September 30, 2013.

Excluding this non-cash gain, general and administrative expenses for the nine month period ended September 30, 2013 would have been approximately $8.4 million (or 24% of revenues). Excluding the non-cash gain, the increase in expenses predominantly reflects both salary and fringe costs associated with an expansion in billable services and expanded overhead support positions (approximately $552,000), internal infrastructure salary and fringe related to infrastructure projects (approximately $250,000), various consultant costs (approximately $75,000), bonus accruals (approximately $100,000), higher outside accounting and legal fees related to contract negotiations (approximately $62,000), higher commercial insurance rates (approximately $70,000) and to a lesser extent higher social security payroll tax expense due to the end of the tax holiday that expired in 2012.

Depreciation. Depreciation expense for the nine month period ended September 30, 2013 was approximately $214,000, as compared to approximately $214,000 for the nine month period ended September 30, 2012.  The similarity in depreciation expense was due to slower replacement of our pool of depreciable assets.

Interest Income. Interest income for the nine month period ended September 30, 2013 was approximately $6,200, as compared to approximately $4,200 for the nine month period ended September 30, 2012.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the nine months ended September 30, 2013 was approximately $130,900, as compared to approximately $264,600 for the nine month period ended September 30, 2012.  The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during the fourth quarter of 2012 and continued through the second quarter of 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period last year. There were no significant changes in the terms of interest bearing debt during the nine months ended September 30, 2013.

Income Taxes. Income tax benefit for the nine month period ended September 30, 2013 was approximately $500,900, as compared to an income tax benefit of approximately $129,900 for the nine month period ended September 30, 2012.  The income tax benefit recognized in the nine month period ended September 30, 2013 reflects net operating losses generated in excess of state income tax expense.

Net (Loss) Income. As a result of the factors above, the net income for the nine month period ended September 30, 2013 was approximately $398,900, as compared to net loss of approximately $1,000 for the nine month period ended September 30, 2012.

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

The Company’s operations require working capital to fund planned growth strategies. At September 30, 2013 and December 31, 2012, the Company’s net working capital was approximately $2.4 million and $2.6 million, respectively. At September 30, 2013, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards. At September 30, 2013, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the nine months ended September 30, 2013, net cash provided by operations was approximately $1.9 million as compared to net cash used in operations of approximately $1.2 million in the same period last year. The improvement in cash flow from operating activities reflects shorter timing differences between billing and collection as compared to the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management and Public Key Infrastructure software certificate credentialing tools and applications. For the nine months ended September 30, 2013, cash used in investing activities was approximately $289,100 as compared to approximately $223,600 in the same period last year. In both periods net investments in property and equipment were substantially equivalent; however, there was a one-time cash receipt from settlement of working capital adjustment in April 2012 in connection with a prior acquisition that partially offset cash used to purchase property and equipment in the nine months ended September 30, 2012. There were no similar offsetting transactions in the nine month period ended September 30, 2013. The continuing property and equipment expenditures in the nine months ended September 30, 2013 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth in sales and marketing, along with a branding and management functionalization initiative that the Company has undertaken to create a singular WidePoint brand among all of its operating subsidiaries while refocusing and streamlining its management structure.

Cash used in financing activities provides an indication of our debt financing and proceeds from stock option exercises. For the nine months ended September 30, 2013, cash used in financing activities was approximately $1.0 million as compared to approximately $630,500 in the same period last year. We utilized our working capital credit facility during the nine months ended September 30, 2013 to facilitate short term funding requirements in order to offset cash needs attributable to timing differences between receipt of customer payments and cash disbursements. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt and the first of three installments due on a 3-year $1.0 million promissory note during the nine month period ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2013 to provide such reasonable assurances.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2013 due to the existence of the following material weaknesses:

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

WIDEPOINT CORPORATION

Date: November 14, 2013	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: November 14, 2013	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

