Form 10-K
period 2013-12-31
WIDEPOINT CORP
filed 2014-03-31
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $45,536,000.

As of March 30, 2014, there were 72,965,329 shares of the registrant’s Common Stock issued and outstanding.

Forward Looking Statements

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer to both WidePoint Corporation and its consolidated subsidiaries. The term “registrant” refers only to WidePoint Corporation, a Delaware corporation.

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) our financing plans; (ii) trends affecting our financial condition or results of operations; (iii) our growth strategy and operating strategy; (iv) our ability to successfully identify, acquire and integrate an acquisition target; (v) decreased government spending, (vi) changes in government regulations, (vii) our focus on selling higher margin services and (viii) the risk factors described in this document.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a provider of information technology (IT) based products, services, and solutions. We offer secure, cloud-based, enterprise-wide information technology-based solutions that enable commercial markets, and federal and state government organizations, to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. Our Managed Mobility Solutions (MMS) offer a portfolio of information technology based services and products with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage and protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of our solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the marketplace and the demands of our customers.

Our Solutions

We offer a complementary set of streamlined mobile communications solutions using our proprietary cloud-based portal to enable our clients to actively manage their telecommunications assets and expenses in an efficient and cost-effective manner in a safe and secure environment. This portal provides our clients with on-demand access to manage and control deployment of their communications assets and telecommunications expenses associated with supporting the functional requirements of their mobile workforce. In addition, this portal identifies issues that impact our clients’ workflow and business models. Our core set of offerings are set forth below:

▪	Expense Management – We provide customized dash boards and reports to evaluate carrier compliance against a contract, manage communication assets and expenses and ensure users are on the most cost-effective plans, monitor for potential misuses and threats to the overall communications environment. We provide a variety of standard reports that provide data for ongoing periodic reviews and strategic decision-making. We provide a customized selection and delivery of all available voice, data, and message plans offered by the carriers that best fit the users of the devices so that our customers only pay for the services they utilize on a monthly basis.

▪	Security – We provide a full range of identity management and identity services to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation. These services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery. We have been certified by the federal government to facilitate public access to the services offered by government agencies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov, General Services Administration (“GSA”) and participating federal government agencies. Our digital certificate credential services include the DoD External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider.

▪	Managing Devices – We provide an authenticated order management portal to place, track, and manage devices and services requests, and other services to enable rapid deployment and management of communication assets across an enterprise.

▪	Mobile Applications – We provide services designed to test, monitor, configure and manage mobile applications for both business and personal use.

▪	Bring Your Own Device (BYOD) – We provide BYOD solutions to mitigate risks related to vulnerabilities within an internal information technology infrastructure such as unauthorized access, protection of privacy information, data integrity, and more.

▪	User Support – We provide call centers with 24x7 emergency support and expert technical support to ensure a user’s calls are answered and a timely resolution identified.

▪	Policies – We provide assistance with defining, executing, and measuring effective telecommunications and information technologies architecture planning, policies and best practices that are consistent with an organization’s goal and objectives. Also, we create customized security policies and procedures that ensure that the most cost-effective and secure remote access solutions. We also provide secure asset disposal services and can disable lost or stolen devices.

▪	Consulting – We provide consulting services on an individual basis or as part of our total offerings. These services may include telecommunications audit and optimization, telecommunications carrier contract negotiation, value added resale of third party products and services, telecommunications and/or security assessments, technical subject matter expertise, training and other related MMS services.

Our portfolio of solutions allow our clients to select a single source solution that enables them to establish a viable standard process that focuses on the goals of the client’s entire organization. We build solutions that ensure the privacy of both corporate and personal information. Our centralized approach helps to prevent security breaches. In addition, we find that our telecom services can generally save our clients 30% to 65% of their current communications costs. We believe that our MMS offerings can provide a significant return on investment by enabling our client’s to securely manage their mobile workforce and efficiently manage the total life cycle of their valuable communications assets and services throughout the world.

Industry Overview

We primarily operate in the information technology industry and focus our efforts in the MMS market. A company’s communications infrastructure can be a valuable asset to the organization in terms of the data capture and potential business intelligence from the use of its proprietary information. Advances in communications technology over the last 10 years significantly improved the storage, speed and frequency of communications and the complexity of these devices and enabled rapid proliferation of mobile computing and communications devices. Examples include wireless workstations, personal digital assistants, mobile hot spots, cloud-based video conferencing, converged voice and data for fixed and mobile communications, virtual networking, and other blue tooth enabled devices.

Advances and convergences of communications technologies generated many unexpected security concerns that exposes companies to business and regulatory and compliance risk. Enterprises are faced with the growing complexity of securely and efficiently managing a wide variety of mobile computing and communications devices utilized by their mobile workforce. Within the commercial marketplace we are witnessing the expansion of the use of our technologies to address safe and secure managed mobility solutions. The continued evolution and convergence of mobile computing and communications devices and expanded use of cloud-based services will further change the way in which our government, businesses and individuals communicate, conduct business, collaborate and share information globally across their respective environments.

Government and commercial enterprises conducting business through e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital signature enablement will require a secure identity assurance solution in today’s cloud-based environment to protect against the growing risk of cyber fraud and other schemes designed to deprive an enterprise and its customer of their valuable assets.

This convergence of mobility technology simultaneously increased the level of technical expertise and resources required to protect an organization’s valuable communications assets and data. The management and oversight of these devices can be expensive and complicated due to the variety of service plans and features offered; significant differences in software technologies and infrastructure requirements for these devices; the growing complexity of communications bills; and recent trends to permit employees to utilize their personal devices to conduct company business. Many enterprises are managing this risk by procuring secure communications solutions offered by cloud-based providers thus avoiding the additional infrastructure costs associated with an on premise solution and the cost of hiring expertise in-house to manage the process.

We anticipate that with the adoption of cloud-based services the need to adopt stronger and more secure and cost-effective solutions that both protect our clients’ critical infrastructure and expand our clients’ workforce mobility initiatives.

Competitive Market Overview

The information technology-based services offered through our MMS portfolio of products, services, and solutions is characterized by rapid technological change and frequent new product and service introductions, driven in part by periodic introductions of new technologies and devices in the mobile cyber security and communications industries, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions.

The markets for the services we provide are highly competitive. We believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise. We currently compete with companies from a variety of market sectors, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. In addition, we and other technology and outsourced service providers compete with internally developed communications management solutions. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have on staff or available to deploy.

Our key competitors currently include Tangoe, Inc., KEYW Holding Corporation, Verisign, Check Point, Motorola Solutions Inc. and On Track Innovations; all of which have varying specialties within the MMS market. Due to our significant federal government contract concentrations we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract with us in the pursuit of new business.

Recent consolidations of large competitors (including acquisitions made by our competitors named above) within our market have further increased the size and resources of some of these firms. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

Federal Government Spend

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime or subcontractor. We believe that contracts with federal government agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. After more than a decade of uninterrupted growth in federal spending, we have witnessed mounting national budget deficits and indebtedness that are resulting in a constriction in the level of federal spending growth that may cause a contraction in current and future government expenditure levels. Recognizing this new reality in federal procurement, we expect our federal customers to be motivated to minimize costs in this challenging environment that may result in lower profit margins across the federal contracting industry in whole.

We believe that the federal government’s spending will remain stable in key areas in which WidePoint is well positioned, including mobile telecommunications capabilities that serve to reduce and optimize spending; and in select cyber security initiatives that support trusted, cloud-based, secured-transmission solutions to both protect critical communications and infrastructure, and to do so in a cost-justified manner. Reflecting these priorities, we believe that WidePoint's products and services are reasonably positioned to weather most of the expected spending constraints that are now being experienced within the federal marketplace.

Strategic Vision

Our objective is to grow our business profitably as a premier technology-based provider of both product and service solutions to both the public and private sectors. Our strategies for achieving our objective to grow our business profitably include the following:

1.	Retain and Cross-Sell Existing Customer Base. Many of our professional staff work on-site or work in close proximity with our customers and we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements. We intend to continue to deliver product and service solutions to meet or exceed customer expectations and recommend complementary product and service solutions that will meet the business objectives of our customers.

2.	Attract New Customers by Referral and Expertise. We intend to leverage our long-term relationships with our existing customers to reach new customers in our target markets. We also intend to use our past performance reputation within the federal, state and local government agencies and corporate customers to attract new customers.

3.	Growth Opportunities in Target Markets. We believe that the increased focus on efficient use of financial resources in the public and private sectors creates an opportunity for continued growth in identity management services and communications based management services. Our ability to deliver savings may present additional opportunities to provide management and delivery of secure and advanced technology solutions for enterprise applications and information systems. We will continue to develop our sales and marketing infrastructure and channels to drive new customer growth opportunities in our target market.

4.	Preparing our Infrastructure for Growth. We continue to develop our operational competencies and disciplines to allow us to both support existing and growth opportunities. We will continue to strengthen our financial infrastructure to support the general and administrative requirements attributable to our growth strategies.

5.	Attracting, Training and Retaining Highly Skilled Professionals. We continue to attract, train and retain highly skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse and challenging assignments.

6.	Pursuing Strategic Acquisitions. We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base. We will also selectively pursue strategic acquisitions of businesses that can cost-effectively further broaden our domain expertise and service solutions to our customers and allow us to establish relationships with new customers or enter new target markets.

Marketing and Sales

We market and sell our solutions worldwide primarily through our direct sales force and through indirect distribution channel partners. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries. The direct sales force, in concert with our engagement and operations managers, is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients.

Our marketing strategy is to build our brand and increase market awareness of our solutions in our target markets and to generate qualified sales leads. Key decision makers involved in the sales process in the customer side typically consists of information technology executives, finance executives and managers of communications assets and networks.

We made several key sales and marketing hires during 2013 to broaden our skills and expertise and improve our market awareness and sales reach into our target markets. One key hire was the appointment of a Chief Sales and Marketing Officer (CSMO) during the first quarter of 2013. Our CSMO reallocated our sales and marketing talent to best meet our marketing and sales goals and objectives. We also expanded our indirect distribution channel partner program and revised our commission payment programs to drive sales growth towards our higher margin services. Our marketing and sales team has a wide variety of skills and expertise to cultivate qualified leads and guide our prospective customers towards finding a solution that meets their organization’s goals and objectives.

We engage in a wide variety of marketing activities designed to broaden market awareness of our solutions, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor conferences that cater to our target market and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives. We also publish white papers relating to communications life cycle management issues and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our MMS offerings can address many of these risks to an organization.

Clients

Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S. Our clients are, for the most part, large governmental agencies, federal government contractors or large commercial enterprises. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of federal government contracts.

Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of commercial customer contracts.

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

Recent Government Contract Awards

During the second quarter of 2013, we were awarded by the Department of Homeland Security (DHS) a Blanket Purchase Agreement (“BPA”) HSHQDC-13-A-00024 for Cellular Wireless Managed Services with a ceiling of $600 million. The Cellular Wireless Managed Services program includes DHS and all DHS components, including Transportation Security Administration (TSA), U.S. Customs and Border Protection (CBP), U.S. and Citizenship and Immigration Services, U.S. Immigration and Customs Enforcement, the U.S. Coast Guard, the Federal Emergency Management Agency, and the U.S. Secret Service. The BPA period of performance is for a base period of one year and four option years. The BPA had been protested by a third-party bidder and, as a result of such protest, DHS had issued a stop work order for expanded services under the BPA.

On December 16, 2013, we learned that the U.S. Government Accountability Office (GAO) posted on its bid protest docket on the GAO website that the protest had been denied, effective December 13, 2013. Also on December 16, 2013, we were notified by DHS that the stop work order had been lifted, and that we had been authorized to resume performance under the BPA. The one year base period for performance under the BPA was stayed during the stop work order and commenced on December 17, 2013.

We currently do not expect to begin generating material revenue from the BPA with the DHS until at least the second quarter of 2014.

Research and Development and Technology Solution Enhancements

While we do engage in research and development of products and services, including customized software products for our customers, we did not have material research and development expenses in 2013 or 2012. We did incur non-research and development expenses related to platform integrations and product enhancements during fiscal 2013.

We may fund certain software development projects to enhance or customize existing software platforms. These projects are aimed at improving the efficiency and effectiveness of our software solutions and our customizing a solution to meet our customer’s organizational requirements, if necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current research and development activities are focused on the integration of our software based platforms, certain enhancements to improve the delivery of our information technology services delivered through these platforms and our cert-on-chip initiative.

We may fund certain product development projects to respond to perceived and/or existing market opportunities. We funded research during fiscal 2013 to deliver a technology solution to respond to communications security issues such as bring your own device (“BYOD”) programs and delivered a “Certificate-on-Device” service. We utilized our proven federally authorized credentialing infrastructure to develop a mobile certificate solution that enables an organization to assign different levels of access to employees, consultants, and trading partners, based on the specific BYOD device being used to establish a connection with an organizations infrastructure. Our Certificate-on-Device service enables an organization to provide secure virtual private network access through a mobile device, prohibit sensitive data downloads to unauthorized devices and prevent downloads from protected devices, and enable remote revocation of credentials that have been lost or stolen or being to an individual no longer with the organization the credential is linked. We announced the launch of our Certificate-on-Device service in January 2014 and we believe this additional capability addresses a significant mobile security issue that exists in the market.

In addition, we have historically acquired assets in research and development through our strategic acquisitions. There were no acquisitions in 2013 or 2012.

We utilize a standard architecture with centralized technology oversight to ensure enhancements are subject to appropriate oversight and scrutiny and a consistent and efficient process. Our development team is comprised of professionals with hands-on technical and practical client-side development experience. We believe this allows us to design and deploy enhancements that can resolve real-world problems in a timely manner.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at 5 data centers located in Ohio, North Carolina and Virginia. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We deploy monitoring technology that continuously checks the servers and key underlying components at regular intervals for availability and performance, ensuring availability to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Employees

As of December 31, 2013, we had approximately 227 full-time employees. We periodically engage additional consultants and employ temporary employees.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business and our Industry

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

The information technology-based services offered through our managed mobility portfolio of products, services, and solutions is characterized by rapid technological change and frequent new product and service introductions, driven in part by periodic introductions of new technologies and devices in the mobile cyber security and communications industries, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. Customers may require features and capabilities that our current solution does not have. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

We may be unable to successfully implement our acquisition program.

Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to implement our acquisition strategy. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

▪	issue additional equity securities that would dilute our stockholders;

▪	use cash that we may need in the future to operate our business;

▪	incur debt on terms unfavorable to us or that we are unable to repay;

▪	incur large charges or substantial liabilities; or

▪	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

If any of these risks materializes, our business and operating results would be harmed.

We have identified ineffective disclosure controls and procedures and material weaknesses in the design of our internal control over financial reporting.

If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price due to a lack of investor confidence.

In addition, we will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Our management has previously determined that our internal control over financial reporting is not effective due to the existence of certain material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management reported material weaknesses in the following areas:

▪	Inadequate segregation of duties within an account or process. Our management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

▪	Inadequate policies and procedures. Our management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

Our market is highly competitive and we may not be able to continue to compete effectively.

The markets for the services we provide are highly competitive. We currently compete with companies from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. In addition, we and other technology and outsourced service providers compete with internally developed communications management solutions. We compete frequently for client engagements against companies with far higher revenues and larger numbers of consultants than we have. Recent consolidations of large competitors within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

The intensity of competition in our information technology based managed mobility solutions market could result in pricing pressure as the market continues to develop. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include mobile communications technology, cyber security technology, and solution providers and one or more large communications carriers, enter our market. Some of these competitors, such as large communications carriers, may offer similar and or expanded solutions as part of a broad outsource offering for mobile communications services. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

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

An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

▪	the contractual terms and timing of completion of projects, including achievement of certain business results;

▪	any delays incurred in connection with projects;

▪	the adequacy of provisions for losses and bad debts;

▪	the accuracy of our estimates of resources required to complete ongoing projects;

▪	loss of key highly skilled personnel necessary to complete projects; and

▪	general economic conditions.

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

Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have created redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage that mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could still exceed our insurance coverage and be material in amount and affect our business, financial condition and results of operations.

We may be unable to protect our proprietary software and methodology.

Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, statutory contracting regulations protect the rights of federal agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such agencies. If we are unable to protect our proprietary software and methodology, the value of our business may decrease and we may face increased competition.

Assertions by a third party that our software products or technology infringes its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

Although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future. There is frequent litigation in the communications and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may increase. These claims, whether or not successful, could:

▪	divert management’s attention;

▪	result in costly and time-consuming litigation;

▪	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

▪	require us to redesign our software products to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and impair our business.

In addition, although we have licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. Furthermore, many of our customer agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our software products or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Our net operating loss carry-forwards may be subject to a valuation adjustment if we do not maintain and increase our profitability.

As of December 31, 2013, we had aggregate federal net operating loss carry-forwards of approximately $15.9 million and state net operating loss carry-forwards of approximately $13.0 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to maintain or increase our recent profitability, our net operating loss carry-forwards and related deferred tax assets may be subject to a valuation adjustment that would reduce their potential value. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our Chief Executive Officer, Chief Financial Officer, and our key senior managers. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives. We do not maintain key man life insurance with respect to any of our executives.

We plan to continue to expand our work force both domestically and internationally to increase our customer base and revenue. We face intense competition for qualified individuals from numerous consulting, technology, software and communications companies. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires may require significant training and may take significant time before they achieve full productivity. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

In addition, if our key employees resign from us or our subsidiaries to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require certain of our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our clients or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.

We may need to obtain additional funding to meet our future capital needs. If we are unable to obtain such financings, we may be required to significantly cut back our operations, sell assets or cease operations.

We may require additional funding to support our operations. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, defer potentially favorable acquisitions, and/or sell some or all of our assets.

We have a credit facility agreement, which requires us to maintain certain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate payment of borrowings by our lender.

Historically, we have had access to a credit facility, which consists of a variable line of credit and a fixed term note to fund acquisition growth and working capital. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. The credit facility requires the Company to maintain certain financial covenants, including maintaining (i) a debt service ratio of at least 1.2:1.0, (ii) a tangible net worth of at least $4.5 million at December 31, 2013 and (iii) a current ratio of at least 1.1:1.0. As of December 31, 2013, the Company was not in full compliance with these financial covenants and obtained a waiver from its financial institution as of December 31, 2013. On March 3, 2014, the Company completed a public offering which immediately brought the Company into compliance with its tangible net worth and current ratio financial covenants.

The loss of one or more significant customers could have an adverse impact on our results of operations.

Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from a relatively small number of clients. For the year ended December 31, 2013, the Transportation Security Administration and the Department of Homeland Security represented 20% and 13%, respectively, of our revenues. In December 2013, we began performing work under a new blanket purchase agreement from the Department of Homeland Security for cellular wireless management services that will significantly increase the percentage of our revenues that are derived from the Department of Homeland Security. Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, including the above customers, could have a material adverse effect on results.

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

Many federal government contracts are awarded through a competitive procurement process. We expect that much of the government business we seek in the foreseeable future will be awarded through competitive procedures. Competitive procurements impose substantial costs and present a number of risks, including:

▪	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us; and

▪	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract.

The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. In addition, the General Services Administration multiple award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. An unfavorable audit of us, or of our subcontractors, could have a substantial adverse effect on our operating results. For example, any costs that were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded.

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

We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies and defense agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Among the factors that could harm our business are:

▪	Curtailment of the federal government’s use of technology services firms;

▪	a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;

▪	budget cuts intended to avoid sequestration;

▪	reductions in federal government programs or requirements, including reductions in connection with sequestration;

▪	any failure to raise the debt ceiling;

▪	a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;

▪	delays in the payment of our invoices by government payment offices;

▪	federal governmental shutdowns, such as the shutdown that occurred during the government’s 2013 fiscal year, and other potential delays in the government appropriations process; and

▪	general economic and political conditions, including any event that results in a change in spending priorities of the federal government.

These or other factors could cause federal government agencies and departments to delay payments owed for our services, to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which could cause us to lose revenues. In addition, any limitations imposed on spending by U.S. government agencies that result from efforts to reduce the federal deficit, including as a result of sequestration or otherwise, may limit both the continued funding of our existing contracts and our ability to obtain additional contracts.

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

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

▪	terminate existing contracts, with short notice, for convenience, as well as for default;

▪	reduce orders under or otherwise modify contracts;

▪	for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;

▪	for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain clients;

▪	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

▪	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

▪	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;

▪	claim rights in solutions, systems, and technology produced by us;

▪	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;

▪	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and

▪	suspend or debar us from doing business with the federal government.

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

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our federal government clients and may impose added costs on our business. Among the most significant laws and regulations are:

▪	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;

▪	the Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;

▪	the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and

▪	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified solutions and technical data.

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

New legislation, procurement regulations, or labor organization pressure could cause federal agencies to adopt restrictive procurement practices regarding the use of outside service providers. The American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors. One such proposal, the Truthfulness, Responsibility, and Accountability in Contracting Act, would have effectively reduced the volume of services that is outsourced by the federal government by requiring agencies to give in-house government employees expanded opportunities to compete against contractors for work that could be outsourced. If such legislation, or similar legislation, were to be enacted, it would likely reduce the amount of IT services that could be outsourced by the federal government, which could materially reduce our revenues.

If the market for our information technology based managed mobility solutions does not grow as we expect, our business will be harmed.

The markets for our information technology based managed mobility solutions are developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Some potential customers have invested substantial personnel and financial resources into developing internal solutions for communications management, so they may not perceive the benefit of our external solution. If potential customers do not perceive the benefits of our products, services and solutions, then the markets may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and profitability.

If we are unable to retain our existing customers, our revenue and results of operations would grow more slowly than expected or decline and our results of operations would be impaired.

We sell our information technology based managed mobility solutions software products and related services pursuant to agreements that are generally one to five years in duration. Many times they are in the form of a one year agreement with one to four year option periods. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our products, services, and or solutions, the prices of our managed mobility solutions software products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. In addition, customers that are acquired by companies using competing service offerings may be required to begin using those competing service offerings, rather than renew their license arrangements with us. If our customers do not renew their agreements for our communications management solutions software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

Our sales cycles can be long, unpredictable and require considerable time and expense, which may cause our results of operations to fluctuate.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers may already have partial managed mobility solutions in place under fixed-term contracts, which may limit their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last six to nine months or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer’s organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

If a communications carrier prohibits customer disclosure of communications billing and usage data to us, the value of our solution to customers of that carrier would be impaired, which may limit our ability to compete for their business.

Certain of our information technology based managed mobility solutions software functionality and services that we offer depend on our ability to access a customer’s communications billing and usage data. For example, our ability to offer outsourced or automated communications bill auditing, billing dispute resolution, bill payment, cost allocation and expense optimization depends on our ability to access this data. If a communications carrier were to prohibit its customers from disclosing this information to us, those enterprises would only be able to use these billing-related aspects of our solution on a self-serve basis, which would impair some of the value of our solution to those enterprises. This in turn could limit our ability to compete with the internally developed communications management solutions of those enterprises, require us to incur additional expenses to license access to that billing and usage data from the communications carrier, if such a license is made available to us at all, or put us at a competitive disadvantage against any third-party communications management solutions service provider that licenses access to that data.

Our long-term success in the managed mobility solutions industry depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We are currently seeking to expand the international sales and operations of our portfolio of solutions. This international expansion will subject us to new risks that we have not faced in the United States. These risks include:

▪	geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

▪	lack of familiarity with and unexpected changes in foreign regulatory requirements;

▪	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

▪	difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;

▪	challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;

▪	challenges in providing procurement, help desk and fulfillment capabilities for our international customers;

▪	fluctuations in currency exchange rates;

▪	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

▪	the burdens of complying with a wide variety of foreign laws and legal standards;

▪	increased financial accounting and reporting burdens and complexities;

▪	potentially slower adoption rates of communications management solutions services internationally;

▪	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

▪	reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Expansion into international markets could require us to comply with additional billing, invoicing, communications, data privacy and similar regulations, which could make it costly or difficult to operate in these markets.

We recently entered into a Global Master Services Agreement with Compass Group PLC to provide managed mobility solutions to Compass locations worldwide, which will require us to comply with various international laws and regulations. Many international regulatory agencies have adopted regulations related to where and how communications bills may be sent and how the data on such bills must be handled and protected. For instance, certain countries restrict communications bills from being sent outside of the country, either physically or electronically, while other countries require that certain information be encrypted or redacted before bills may be transmitted electronically. These regulations vary from jurisdiction to jurisdiction and international expansion of our business could subject us to additional similar regulations. Failure to comply with these regulations could result in significant monetary penalties and compliance with these regulations could require expenditure of significant financial and administrative resources.

In addition, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Our failure to comply with applicable privacy laws and regulations or any security breakdown that results in the unauthorized release of personally identifiable information or other customer data could result in fines or proceedings by governmental agencies or private individuals, which could harm our results of operations.

If we fail to effectively manage and develop our strategic relationships with our channel partners, or if those third parties choose not to market and sell our communications management solutions, our operating results would suffer.

The successful implementation of our strategic goals is dependent in part on strategic relationships with our channel partners to offer our communications management solutions to a larger customer base than we can reach through our current direct sales and marketing efforts. Some of our strategic relationships are relatively new and, therefore, it is uncertain whether these third parties will be able to market and sell our solution successfully or provide the volume and quality of customers that we currently desire.

Our success depends in part on the ultimate success of our channel partners and their ability to market and sell our communications management solutions. Some of these third parties may have previously entered, and may in the future enter, into strategic relationships with our competitors. Further, many of our channel partners have multiple strategic relationships and they may not regard us as significant to their businesses. Our channel partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our communications management solutions. Our channel partners also may interfere with our ability to enter into other desirable strategic relationships.

If we are unable to manage and develop our strategic relationships, the growth of our customer base may be harmed and we may have to devote substantially more resources to the distribution, sales and marketing of our solutions, which would increase our costs and decrease our earnings.

The emergence of one or more widely used, standardized communications devices or billing or operational support systems could limit the value and operability of our solution and our ability to compete with the manufacturers of such devices or the carriers using such systems in providing managed mobility solutions services.

Our solution derives its value in significant part from our communications management software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for the interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential managed mobility solutions market if such manufacturer or carrier, or its authorized licensees, were to develop one or more communications management solutions competitive with our solution.

A continued proliferation and diversification of communications technologies or devices could increase the costs of providing our software products or limit our ability to provide our software products to potential customers.

Our ability to provide our software products is dependent on the technological compatibility of our products with the communications infrastructures and devices of our customers and their communications service providers. The development and introduction of new communications technologies and devices requires us to expend significant personnel and financial resources to develop and maintain interoperability of our software products with these technologies and devices. The communications industry has recently been characterized by rapid change and diversification in both product and service offerings. Continued proliferation of communications products and services could significantly increase our research and development costs and increase the lag time between the initial release of new technologies and products and our ability to provide support for them in our software products, which would limit the potential market of customers that we have the ability to serve.

Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

In the processing of communications transactions, we receive, transmit and store a large volume of sensitive customer information, including call records, billing records, contractual terms, and financial and payment information, including credit card information, and we have entered into contractual obligations to maintain the confidentiality of certain of this information. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations and any such lapse in security could expose us to litigation, substantial contractual liabilities, loss of customers or damage to our reputation or could otherwise harm our business. We incur significant costs to protect against security breaches and may incur significant additional costs to alleviate problems caused by any breaches. In addition, if we are required to disclose any of this sensitive customer information to governmental authorities, that disclosure could expose us to a risk of losing customers or could otherwise harm our business.

If customers believe that we may be subject to requirements to disclose sensitive customer information to governmental authorities, or that our systems and software products do not provide adequate security for the storage of confidential information or its transmission over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, our business will be harmed. Customers’ concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, including transactions of the types included in our solution, so our failure to prevent security breaches, or the occurrence of well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are highly complex and may contain undetected defects or errors, that may result in product failures or otherwise cause our software products to fail to perform in accordance with customer expectations. Because our customers use our software products for important aspects of their businesses, any defects or errors in, or other performance problems with, our software products could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing customers could elect to not renew their customer agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources from software enhancements. If our software products fail to perform or contain a technical defect, a customer might assert a claim against us for damages. Whether or not we are responsible for our software’s failure or defect, we could be required to spend significant time and money in litigation, arbitration or other dispute resolution, and potentially pay significant settlements or damages.

We provide minimum service-level commitments to many of our customers, and our inability to meet those commitments could result in significant loss of customers, harm to our reputation and costs to us.

Many of our customer agreements currently, and may in the future, require that we meet minimum service level commitments regarding items such as platform availability, invoice processing speed and order processing speed. If we are unable to meet the stated service level commitments under these agreements many of our customers will have the right to terminate their agreements with us and we may be contractually obligated to provide our customers with credits or pay other penalties. If our software products are unavailable for significant periods of time we may lose a substantial number of our customers as a result of these contractual rights, we may suffer harm to our reputation and we may be required to provide our customers with significant credits or pay our customers significant contractual penalties, any of which could harm our business, financial condition, results of operations.

Risks Related To Our Common Stock

Our common stock price could be volatile.

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock.

The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

▪	public announcements concerning us, our competitors or our industry;

▪	fluctuations in operating results;

▪	introductions of new products or services by us or our competitors;

▪	changes in analysts’ earnings estimates; and

▪	announcements of technological innovations.

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

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

We have a total of 110,000,000 authorized shares of common stock, of which 72,965,329 shares were issued and outstanding as of March 30, 2014. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to:

▪	our ability to attract new customers, obtain renewals from existing customers and increase sales to existing customers;

▪	the purchasing and budgeting cycles of our customers;

▪	changes in our pricing policies or those of our competitors;

▪	the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

▪	service outages or security breaches;

▪	the timing and success of new service introductions and upgrades by us or our competitors;

▪	the timing of costs related to the development or acquisition of technologies, services or businesses;

▪	the timing of collection of payments from channel partners;

▪	the financial condition of our customers; and

▪	general economic, industry and market conditions.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations, except for our operations office in Lewis Center, Ohio; which has a mortgage obligation of approximately $500,000. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following represents our property locations at December 31, 2013:

				Approx.
			Approx.	Annual
Function	City, State Zip Code	Expiration	Sqft	Lease Cost

Executive Office	McLean, VA 22102	12/31/14	500	$9,600
Accounting Office	Fairfax, VA 22030	3/15/14	2,400	36,000
Accounting Office	Chesapeake, VA 23320	4/30/15	2,400	36,000
Commercial Sales Office	Woodland Hills, CA 91367	6/30/16	3,142	83,000
Commercial Sales Office	Royal Oak, MI 48067	8/31/14	2,860	48,000
Government Sales Office	McLean, VA 22102	5/31/15	2,375	55,000
Commercial Sales Office	Oakbrook Terrace, IL 60181	9/30/14	800	12,300

Operations Office	Fairfax, VA 22030	3/15/14	9,500	248,000
Operations Office	Lewis Center, OH 43035	12/31/20	7,600	66,000
Operations Office	Hampton, VA 23669	11/30/14	6,082	75,000
Operations Office	Madison, TN 37115	8/31/14	3,448	45,000
Operations Office	Southern Pines, NC 28387	12/14/14	2,500	24,700

			43,607	$738,600

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

Market Information

Our common stock trades on the NYSE MKT under the symbol “WYY” and on the Frankfurt and Berlin exchanges under the symbol “ZMX”. The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE MKT for each of the periods indicated:

	2013		2012
Period	High	Low	High	Low
December 31,	$1.79	$0.76	$0.59	$0.33
September 30,	$1.14	$0.65	$0.63	$0.37
June 30,	$0.86	$0.45	$0.94	$0.57
March 31,	$0.73	$0.35	$0.95	$0.69

Holders

As of the close of business on March 15, 2014, there were 154 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organizational Overview

WidePoint Corporation was incorporated on May 30, 1997 under the laws of the state of Delaware. We are a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. We offer a core set of Managed Mobility Solutions (MMS) to enable organizations to deploy fully compliant solutions in accordance with government requirements and the demands of the commercial marketplace. Our on-demand MMS platforms are a suite of advanced and federally certified proprietary cloud-based software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise.

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

Our commercial customer base is sensitive to general economic conditions and regulatory and legislative actions that may affect their domestic and/or international operations. We continue to evaluate domestic and international market conditions as any significant decline in economic activity may negatively affect the financial condition of our customers and conversely their willingness to purchase additional products and services. Although there appeared to be generally improved domestic and international market conditions through fiscal 2013, there has not been a full recovery to pre-recessionary levels and there remains uncertainty with regard to the stability of our fragile domestic recovery. Clearly there remain many challenges to address both domestically and internationally regarding weak long term job creation, volatile consumer confidence, uncertain consumer behavior, an uncertain real estate market and the regulatory and legislative environment with regard to the federal government fiscal budget.

We remain focused on continued retention and expansion of services to our existing customer base and attracting new customers in the government and commercial sectors. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings.

We remain focused on optimizing our operating costs and centralizing certain functions and procedures. Our profitability depends upon both the type and volume of services performed and the Company’s ability to efficiently manage costs. Our staff consists of business process and computer specialists who help our government and civilian customers augment and expand their resident technologic skills and competencies, drive technical innovation, and help develop and maintain a competitive edge in today’s rapidly changing technological environment in business.

As a significant portion of our recurring cost structure is labor-related, we must effectively manage these costs to achieve and grow our profitability.  Another significant portion of our cost structure includes our airtime plans and "bands of minutes" programs and other vendor-related offerings. To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary methodologies, and by offsetting increases in consultant compensation with increases in consultant fees received from its clients.

Recent Public Offering of Common Stock

On March 3, 2014, we completed an underwritten public offering of 9,057,972 shares of our common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to us from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses. We expect to use the net proceeds from the offering for general corporate purposes, including for repayment of debt, acquiring businesses and investing in other businesses.

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

Segments

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.

In fiscal 2012, the Company previously reported three operating segments: Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. Information technology solutions were historically segmented due to technological barriers which prevented delivery of an integrated technology solution to cover an end users mobility, security and network communications requirements. Over the last ten (10) years the proliferation of mobile computing drove the integration of our technology capabilities and solutions into a single MMS market. Our customers and the industry view our MMS market as a singular business and demand an integrated and scalable suite of information technology-based enterprise-wide solutions. Services comprising our MMS offerings have similar client service approaches, delivery costs and operational risks and are led by a project manager and a cross-functional service delivery team comprised of employees across all subsidiaries.

During fiscal 2012, our CODM decided that our MMS business constitutes a single business activity and that our financial results should be evaluated on that basis. Our CODM determined that a functional management approach with centralized roles and responsibilities would best to enable the Company to be able to efficiently scale and deliver its MMS solution to its customers. Our CODM assembled an executive advisory group with specific business functional responsibility to move further towards an integrated and scalable operation and drive our MMS business as an integrated offering. In fiscal 2013, our CODM discontinued our historical segmented reporting as a management tool. The Company presents a single segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis.

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

The Company had finite lived intangible assets with a carrying value of approximately $3.6 million as of December 31, 2013. The fair value of intangibles acquired in connection with business combinations continued to generate positive returns above its carrying value. Accordingly, the Company has concluded the fair value of its intangibles is not impaired at December 31, 2013. The Company could be exposed to increased risk of recoverability to the extent future revenue estimates may not support the recovery of purchased intangible assets.

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

Telecommunications carrier invoice management and payment services require the Company to purchase bands of minutes, text messaging and data services from large carriers and optimizes these services for its mobile customers. The Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. We establish pricing for our customer contracts. For arrangements in which we do not have such credit risk we recognize revenues and related costs on a net basis.

Telecommunications audit and optimization services are professional services conducted over a specified period of time. These professional services are billed based on time incurred and actual costs or on a contingency basis. The Company recognizes revenues for professional services performed based on actual hours worked and actual costs incurred. The Company recognizes contingent based service arrangements when our savings results are verified by the carrier and accepted by the customer. Contingent fees earned are calculated based on projected or proven savings multiplied by an agreed upon recovery rate. Cost associated with contingent fee arrangements are recognized as incurred.

Telecommunication mobile device and accessory resale services may require the Company to facilitate as an agent on our customers’ account or transact on our own account to deliver third party vendor products and/or services to meet our customers’ specific functional requirements. For those transactions in which we procure and deliver products and services for our own account the Company recognizes revenues and related costs on a gross basis for these arrangements as we have discretion in choosing providers, rate plans, and devices in providing the services to our customers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We recognize revenues earned for arranging the transaction and any related costs.

Identity management and identity services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. Credentialing services are not bundled and do not include other obligations to deliver. Revenue is recognized from the sales of credentials to an individual or organization upon issuance or in the case of bulk sales or consoles upon issue or availability to the customer for issuance. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Certificates issued have a fixed life and cannot be modified or reissued.

Network and consulting services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. The Company recognizes revenues for professional services performed based on actual hours worked and actual costs incurred.

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

A reporting unit is defined as either an operating segment or a business one level below an operating segment for which discrete financial information is available that management regularly reviews. The Company has a single reporting unit for the purpose of impairment testing.

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2013.

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

The Company has approximately $16.6 million of goodwill as of December 31, 2013. The fair value of the Company’s reporting unit is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2013. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

Allowance for Doubtful Accounts

The Company has not historically maintained an allowance for doubtful accounts for its federal government customers. Allowances for doubtful accounts relate to commercial accounts receivable and unbilled accounts receivable represent management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Customer account balances outstanding longer than 120 days are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Share-Based Compensation

The Company issues share-based compensation awards to company employees upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life in years of approximately 7 years. The option awards are for the period from 1999 through 2013.

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

2013 Results of Operations

Year Ended December 31, 2013 Compared to the Year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were approximately $46.8 million, a decrease of approximately $9.0 million (or 16%), as compared to approximately $55.8 million in the same period last year. We believe the decrease was attributable to a combination of factors, including delays in government product resale transactions, delays in customer implementations, the impact of some commercial market telecommunications customer attrition, and a protest associated with a federal government contract award.

Cost of Revenues

Cost of revenues for the year ended December 31, 2013 was approximately $34.7 million (or 74% of revenues) as compared to approximately $41.9 million (or 75% of revenues) in the same period last year. The dollar basis decrease in cost of revenues was predominantly attributable to lower sales of government product resale transactions due to sequester-related delays and lower variable subcontract labor associated with a closed project. Our cost of revenues will rise in periods in which we recognize higher government product resale transactions and conversely decrease our margins.

Gross Profit

Gross profit for the year ended December 31, 2013 was approximately $12.1 million (or 26% of revenues), as compared to approximately $13.9 million (or 25% of revenues) in the same period last year.   The dollar basis decrease in gross profit was due to lower revenues. There will be periods of variability in margin growth when lower margin government resale transactions occur from time to time. The timing of government resale transactions is uncertain given the sequester-related delays experienced over the last four quarters. Our focus will remain on growing sales of higher margin recurring services.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2013 was approximately $3.1 million (or 7% of revenues), as compared to approximately $2.7 million (or 5% of revenues) in the same period last year.  The increase predominantly reflects the hiring of a Chief Sales and Marketing Officer and additional marketing and lead generation sales professionals (approximately $0.1 million), expanded sales reach and direct marketing programs (approximately $0.4 million), partially offset by a decrease in commission expense (approximately $0.1 million). The increase in sales and marketing spend was conducted in accordance with our overall strategy to reinvest in our sales resource infrastructure, thereby expanding our growth opportunities, both domestically and abroad.

General and administrative expenses for the year ended December 31, 2013 were approximately $9.9 million (or 21% of revenues), as compared to approximately $9.8 million (or 18% of revenues) in the same period last year. General and administrative expenses for the year ended December 31, 2013 included a non-cash gain of approximately $1.25 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. The Company revised its full year 2013 forecasted Adjusted Gross Profit ("AGP") to reflect lower projected revenue growth from slower implementation of recently sold services. The Company believes these factors make it remote that the 2013 AGP target of $6,752,000 in 2013 would be achieved and reduced the fair value of its recorded contingent obligation to zero. The increase reflects both increased salary and fringe costs associated with expanded overhead support positions and carrying cost of staff retained to service the delayed DHS BPA contract award (approximately $400,000), higher outside accounting and legal fees related to contract negotiations (approximately $168,000), higher commercial insurance rates and prior year premium adjustments (approximately $50,000), partially offset by a net increase in recognized non-cash gain on change in fair value of a contingent obligation (approximately $350,000) and a reduction in lease costs realized upon renewal of certain operating leases (approximately $159,000).

Depreciation expense for the year ended December 31, 2013 was approximately $288,300, as compared to approximately $281,300 in the same period last year.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2013 was approximately $7,400, as compared to approximately $4,900, in the same period last year.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared the same period last year.

Interest expense for the year ended December 31, 2013 was approximately $175,300 (or less than 1% of revenues), a decrease of approximately $118,900 as compared to approximately $294,200 (or 1% of revenues) of interest expense in the same period last year. The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period last year. There were no significant changes in the terms of interest bearing debt during the year ended December 31, 2013.

Other income for the year ended December 31, 2013 was approximately $11,300 as compared to $3,200 for the same period last year. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2013 was approximately $362,800, as compared to an income tax benefit of approximately $99,700 in the same period last year. While reviewing the Company’s net operating loss schedules for the year ended December 31, 2013, the Company adjusted its deferred tax asset associated with share based compensation in accordance with the with-and-without-approach which resulted in a net tax expense.

Net Income

As a result of the factors above, the net loss for the year ended December 31, 2013 was approximately $1.7 million as compared to net income of approximately $0.8 million in the same period last year.

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

The Company’s operations require working capital to fund planned growth strategies and related initiatives. At December 31, 2013, the Company had negative working capital and financed operational requirements using its credit facility. The Company had approximately $0.9 million outstanding against the credit facility as of December 31, 2013. At December 31, 2012, the Company had net working capital of approximately $2.6 million. The decline in net working capital was driven by receivable billing and collection timing differences on large resale transactions, our decision to invest approximately $0.5 million in property and equipment infrastructure investments and product development, our decision to hire of a Chief Sales and Marketing Officer and additional marketing and lead generation sales professionals with combined salary costs of approximately $0.5 million. At December 31, 2013, there were no material commitments for additional acquisitions or capital expenditures, but that could change with the addition of material contract awards.

On March 3, 2014, we completed an underwritten public offering of 9,057,972 shares of our common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to us from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses. We expect to use the net proceeds from the offering for general corporate purposes, including for repayment of debt, acquiring businesses and investing in other businesses.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the year ended December 31, 2013 net cash used in operations was approximately $1.1 million as compared to net cash provided by operations of approximately $1.0 million in the same period last year. The decrease in cash flow from operations compared to the same period last year is driven by the same factors described in our discussion above about our change in net working capital.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. For the year ended December 31, 2013, cash used in investing activities was approximately $0.5 million as compared to approximately $0.4 million in the same period last year. The increase in property and equipment expenditures reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth in sales and marketing, along with a branding and management functionalization initiative that the Company had undertaken to create a singular WidePoint brand among all of its operating subsidiaries while refocusing and streamlining its management structure.

Cash used in financing activities provides an indication of our equity and debt capital raises and repayment of those obligations. For the year ended December 31, 2013, cash used in financing activities was approximately $0.2 million as compared to approximately $0.8 million in the same period last year. Net cash used in financing activities for the year ended December 31, 2013 was partially offset by net line advances of approximately $0.9 million which remained outstanding at the end of the year. Net working capital line of credit advances for the year ended December 31, 2013 were approximately $2.0 million as compared to approximately $3.0 million in the same period last year. During the year ended December 31, 2013 we repaid approximately $1.1 million in debt principal as compared to paying down debt principal of approximately $0.8 million in the same period last year. There were no advances against our line of credit outstanding at December 31, 2012.

We believe our working capital credit facility, along with the proceeds from our recent public offering of common stock, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during the first quarter of fiscal 2014 should improve our cash flow.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the existence of the material weaknesses as of December 31, 2013, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

▪	Inadequate policies and procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide our sales, operational and financial staff with consistent guidance and/or framework for the collection and documentation of complex financial transactions and accounting entries to record such transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

▪	Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties to ensure that financial transaction processing for all financial transactions are not controlled by one person. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

During the fourth quarter of 2013, we engaged a qualified public accounting firm with income tax accounting expertise to assist us in preparing our income tax provision calculation and drafting our income tax related financial statement disclosures. We believe our prior material weakness of lack of subject matter expertise related to accounting for income taxes was remediated.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the December 31, 2013 fiscal period.

Management made progress on implementing its remediation plan as described below:

(i)	Inadequate policies and procedures - We developed a centralized set of policies and procedures and deployed centralized forms to streamline collection of transactional accounting data and information across all business operations. We are continuing to develop additional forms to remediate collection of complex transactional accounting data used to record financial transactions and prepare our financial statement disclosures. We plan on conducting training and education for select members of our sales, operational and financial staff.

(ii)	Inadequate segregation of duties within an account or process – We evaluated job responsibilities and established better segregation of duties when recording financial transactions that impact internal control over financial reporting. We are evaluating technology solutions that can minimize manual transactional reporting and automate segregation of duties for financial transactions, accounts and processes.

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2014:

Name	Age	Position

Steve L. Komar	72	Chief Executive Officer, Director, and Chairman of the Board

James McCubbin	50	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Jin Kang	49	Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of iSYS LLC

John Atkinson	50	Executive Vice President and Chief Sales and Marketing Officer

Daniel Turissini	53	Executive Vice President, Chief Technology Officer and Chief Executive Officer of Operational Research Consultants, Inc.

Otto Guenther	72	Director

George Norwood	71	Director

James Ritter	69	Director, Chairman of the Compensation and Nominating Committees

Morton Taubman	70	Director, Chairman of the Audit Committee

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

James T. McCubbin has served as a director and as our Secretary since November 1998. Since August 1998, Mr. McCubbin has also served as our Executive Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management. Mr. McCubbin brings extensive financial and corporate compliance expertise as well as internal knowledge of the Company as a result of his having over 13 years of experience with the Company. Mr. McCubbin also has significant experience serving in financial managerial roles within a variety of organizations and membership on several boards of directors over the past 25 years.

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

Jin Kang has served as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang was appointed Chief Operations Officer on June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of iSYS, a wholly-owned subsidiary of the Company, since our acquisition of iSYS on January 4, 2008. Mr. Kang founded the company in 1999 and has managed iSYS since its inception. Mr. Kang has over 26 years of professional experience in the Federal Government Information Technology Services field. Prior to founding iSYS, Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang received a Bachelor and Masters Degrees in Computer Science and Computer Systems Management from the University of Maryland.

John Atkinson has served as Executive Vice President and Chief Sales and Marketing Officer since January 2013. Mr. Atkinson brings more than 29 years of progressive sales and marketing experience in Information Technology with a strong background in developing, building, and deploying international sales and marketing strategies, teams, and channels. As Executive Vice President of Sales and Marketing, Atkinson will be responsible for the sales and marketing management of WidePoint’s overall product and services offerings. He has held positions at Lenovo, WinMagic, IdentiPhi, Gieseche & Devrient, Gemplus, Samsung, and Hitachi.

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

General Norwood received a Bachelor of Science Degree in Mathematics from San Diego State University and a Master’s Degree in Business Administration from Golden Gate University. He is also a graduate of the National War College and Defense Language Institute.

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

Code of Ethics

The Company’s Board of Directors has a code of ethics and business conduct for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at www.widepoint.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics and business conduct on our website.

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

The Audit Committee met four (4) times in 2013. At each meeting, Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with WidePoint’s Executive Vice President and Chief Financial Officer. The Board has determined that Mr. Taubman, who qualifies as an independent director as defined in the NYSE MKT Company Guide, satisfies the “financially sophisticated” requirements set forth in the NYSE MKT Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2013, all such Forms 3 and Forms 4 were filed on a timely basis except for one late Form 4 filed by Daniel Turissini reporting the purchase of shares and one late Form 4 filed by Michael Mansouri reporting the purchase of shares.

ITEM 11. EXECUTIVE COMPENSATION

We believe that a skilled, experienced and dedicated executive and senior management team is essential to the future performance of our Company and to building stockholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

▪	to motivate our executive officers to achieve strong financial performance;
▪	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and
▪	to align the economic interests of our executive officers with the interests of our stockholders.

We believe the most effective compensation package for our named executive officers is one designed to reward achievement of individual and corporate objectives, provide for short-term, medium-term and long-term financial and strategic goals and align the interest of management with those of the stockholders by providing incentives for improving shareholder value. Compensation for our named executive officers consists of base salary and an annual bonus, along with multi-year accelerated vesting goals associated with either stock option awards and or stock grant awards. Our annual bonus opportunity is intended to incentivize the achievement of goals that drive annual and multi-year performance, while our accelerated stock option and or stock grant vesting goals are intended to incentivize the achievement of goals that drive multi-year performance.

The amount of the annual cash based bonus award is based on individual performance assessments along with the financial performance of the Company. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, operating income, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. We believe these cash based awards of up to 50% of base salary reinforce the alignment of interests of our executive officers with those of our stockholders in the shorter term as the positive financial performance that drives the cash based bonus awards also indirectly influences the performance of the Company’s common stock performance. We believe the personal professional improvement goals enhance the value of the named executive to expand their expertise and expand the effectiveness of the Company’s staff allowing for greater organization efficiencies while improving Company performance, which drives short-term, medium-term, and long-term organizational improvement and ultimately value for the Shareholders in the form of better financial and common stock performance.

The amount of such programs for our three reportable executives include restricted stock grant awards for 250,000 shares of common stock for each of Mr. Komar and Mr. McCubbin, respectively, and 170,000 options for Mr. Kang that are based upon the financial performance and goals of the Company over a multi- year time horizon. The acceleration of the common shares and or stock options are tied generally to performance measures such as earnings before interest, taxes, amortization and depreciation and other triggers predominately tied to performance goals of the Company. In keeping with our philosophy for incentivizing the performance of our named executive officers over a medium to longer term horizon the Company has used equity grants and awards linked to accelerated vesting goals to reinforce the alignment of interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our Common Stock, which, in turn, is indirectly attributable to the performance of our executive officers.

The Company’s compensation planning is done annually for cash based performance goals and in multi-year periods for equity based performance goal setting.

It is our Chief Executive Officer’s responsibility to provide recommendations to the Compensation Committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the Chief Executive Officer nor any other members of management is present during executive sessions of the Compensation Committee. The Chief Executive Officer is not present when decisions with respect to his compensation are made.

The following table contains information about the Chief Executive Officer and the two other most highly paid executive officers whose total compensation earned during 2013 exceeded $100,000:

Summary Executive Compensation Table

Name and Principal Position	Year	Base Salary	Discretionary Bonus	Equity Awards (1)	Other Compensation (2)	Total Compensation
Steve Komar (3)	2013	$255,000	$-	$-	$7,200	$262,200
Chief Executive Officer, Director, and Chairman of the Board	2012	$230,000	$-	$-	$7,200	$237,200

James McCubbin (4)	2013	$255,000	$-	$-	$7,200	$262,200
Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director	2012	$230,000	$-	$-	$7,200	$237,200

Jin Kang (5)	2013	$250,000	$-	$96,900	$-	$346,900
Executive Vice President & Chief Operations Officer	2012	$250,000	$20,000	$-	$-	$270,000

(1) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

(2) Monthly combined home office and phone allowance of $600 were paid to Mr. Komar and Mr. McCubbin during fiscal 2013 and 2012.

(3) Mr. Komar’s annual salary was increased pursuant to his employment agreement with the Company.

(4) Mr. McCubbin’s annual salary was increased pursuant to his employment agreement with the Company.

(5) Mr. Kang was granted an equity award of 170,000 options on March 21, 2013 with an estimated fair value of approximately $96,900.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding equity awards held by the named executive officers at December 31, 2013, including the number of shares underlying both vested exercisable and non-vested portions of each stock option and award, as well as the exercise price and expiration date of each outstanding equity award.

	Option Awards					Stock Awards
			Equity Incentive			Equity		Equity Incentive
			Plan Awards:			Incentive Plan		Plan Awards:
	Number of	Number of	Number of			Awards:		Market or
	Securities	Securities	Securities			Unearned		Payout Value of
	Underlying	Underlying	Underlying			Shares or		Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	other Rights		Shares or Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	that have not		that have not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)		Vested ($)

Steve L. Komar, Chief Executive Officer, Director, and Chairman of the Board	-	-	-	-	-	250,000	(1)	$410,000

James T. McCubbin, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director	-	-	-	-	-	250,000	(1)	$410,000

Jin Kang, Executive Vice President and Chief Operations Officer	-	170,000	-	$0.57	3/20/2018	-		-

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

Mr. Komar. On February 18, 2014, we entered into an amendment of an employment agreement with Steve Komar, our Chief Executive Officer and President, dated as of August 13, 2010 and effective as of July 1, 2010 (the “Original Agreement”). The employment agreement has an initial term expiring on March 31, 2016. The Company has the option to terminate Mr. Komar’s employment agreement as of March 31, 2015 by giving written notice on or before January 31, 2015. The agreement provides for (1) a base salary of $260,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board.

The employment agreement contains a severance provision which provides that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. Komar will receive severance compensation payable in a lump-sum of cash equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the employment agreement as if the employment agreement had not been terminated; provided that if employment terminates by reason of death or disability, then Mr. McCubbin shall receive a one-time payment equal to the amount of Base Salary owed for the immediate twelve (12) months following the death or disability event, or an amount equal the remainder of the contractual term of the employment agreement whichever is less and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

The employment agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. Komar for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Komar a one-time severance payment equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the employment agreement. If Mr. Komar’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. Komar will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the employment agreement. Mr. Komar will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

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

Mr. McCubbin. On February 18, 2014, we entered into an amendment of an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, dated as of August 13, 2010 and effective as of July 1, 2010 (the “Original Agreement”). The amendment to Mr. McCubbin’s employment agreement has an initial term expiring on March 31, 2016. The Company has the option to terminate Mr. McCubbin’s employment agreement as of March 31, 2015 by giving written notice on or before January 31, 2015. The agreement provides for (1) a base salary of $260,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board.

The employment agreement contains a severance provision which provides that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. McCubbin will receive severance compensation payable in a lump-sum of cash equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the employment agreement as if the employment agreement had not been terminated; provided that if employment terminates by reason of death or disability, then Mr. McCubbin shall receive a one-time payment equal to the amount of Base Salary owed for the immediate twelve (12) months following the death or disability event, or an amount equal the remainder of the contractual term of the employment agreement whichever is less and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

The employment agreement further provides that if within two years after a change in control of the Company there occurs any termination of Mr. McCubbin for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. McCubbin a one-time severance payment equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. McCubbin’s base salary for the remainder of the term of the employment agreement. If Mr. McCubbin’s employment terminates for any reason other than for Cause or a voluntary retirement without Good Reason, Mr. McCubbin will be eligible to participate, at the Company’s expense, in all executive medical and dental plans provided by the Company for the remainder of the term of the employment agreement. Mr. McCubbin will receive a payment equal to any excise, income and other taxes resulting from the imposition of parachute penalties of the Internal Revenue Code or applicable state tax law.

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

Mr. Atkinson. On February 18, 2014 (the “Amendment”), we entered into an amendment of an employment agreement with John Atkinson, our Chief Sales and Marketing Officer, dated and effective as of January 21, 2013 (the “Original Agreement”) with an initial two year term expiring on January 21, 2015. The agreement provides for (1) a base salary of $200,000, (2) reimbursement for actual business expenses consistent with our existing policies that have been incurred for our benefit; (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; (4) stock option grant consisting of 250,000 share equivalents of which shall vest at 50% on the first anniversary date of this agreement and the remaining shall vest at the second anniversary date of this agreement; and (6) performance incentive bonuses up to $100,000 per annum as may be granted annually at the discretion of the Compensation Committee of the Board.

Mr. Atkinson’s employment period will continue from the date of his agreement until he is terminated either by (a) Mr. Atkinson’s death or permanent disability which renders Mr. Atkinson unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) by Mr. Atkinson’s resignation, commencing from and after the first anniversary date of this Agreement, or any additional Option period exercised by the Company, upon prior written notice to the Company of ninety (90) days before the annual anniversary date of this Agreement, or (c) the Company for Cause. Termination of Mr. Atkinson’s employment shall be deemed for “Cause” upon: (i) the repeated failure or refusal of Mr. Atkinson to follow the lawful directives of the Company, or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Atkinson and a reasonable opportunity to cure by Mr. Atkinson for up to thirty (30) days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Atkinson, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, after prior written notice to Employee and a reasonable opportunity to cure by Mr. Atkinson of up to thirty (30) days, (iii) a material breach of this Agreement by Mr. Atkinson, after prior written notice to Mr. Atkinson and a reasonable opportunity to cure by Mr. Atkinson of up to thirty (30) days, (iv) the commission by Mr. Atkinson of a felony or other crime involving moral turpitude or the commission by Mr. Atkinson of an act of financial dishonesty against the Company or, (v) a proper business purpose of the Company, which shall be limited to the elimination of the position filled by Mr. Atkinson as a result of a material decrease in revenues and/or profits of the Company, but with other cost cutting measures and the termination of other employees being first considered and instituted as determined in the sole judgment of the Company prior to the termination of Mr. Atkinson; provided, however, that in the event the Company terminates Mr. Atkinson then (I) the scope of the non-compete shall be limited to the products and services offered by the Company as of the termination of Mr. Atkinson and (II) the Company shall pay to Mr. Atkinson a continuation of Gross Salary and benefits each month for the six (6) month period immediately following such termination.

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for the year ended December 31, 2013:

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

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

There were no beneficial owners of more than 5% based on 72,965,329 outstanding shares of Common Stock as of March 30, 2014.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 30, 2014 with respect to the beneficial ownership of Common Stock by each director, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 72,965,329 shares outstanding as of March 30, 2014.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	2,102,803	2.9%
Morton Taubman (3)	62,000	*
James McCubbin (4)	1,870,203	2.6%
James Ritter (5)	65,500	*
Daniel Turissini (6)	1,117,495	1.5%
Jin Kang (7)	2,875,344	3.9%
Otto Guenther (8)	62,000	*
George Norwood (9)	62,000	*
All directors and officers as a group (8 persons) (10)	8,217,345	11.3%

*Indicates ownership percentage is less than 1.0%.

(1)    Assumes in the case of each shareholder listed above that all warrants or options held by such shareholder that are exercisable currently or within 60 days of March 30, 2014 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)    Includes (i) 1,309,700 shares owned directly by Mr. Komar (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days), and (ii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly.

(3)    Includes 62,000 shares subject to exercisable options to purchase shares of Common Stock, consisting of (i) 12,000 shares that may be purchased at a price of $2.70 per share through March 10, 2016, pursuant to a director stock option granted on March 10, 2006 and (ii) 50,000 shares that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(4)    Includes 1,870,203 shares owned directly by Mr. McCubbin (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days).

(5)    Includes (i) 65,500 shares owned directly by Mr. Ritter and (ii) 25,000 shares of Common Stock that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(6)    Includes (i) 647,495 shares owned directly by Mr. Turissini, and (ii) 470,000 shares of Common Stock that may be purchased at a price of $0.76 per share through September 14, 2015, pursuant to a stock option granted on September 14, 2005.

(7)    Includes (i) 2,875,344 shares owned directly by Mr. Kang, and (ii) excludes 170,000 unearned options to purchase shares from the Company at a price of $0.76 per share until March 20, 2018, pursuant to a stock option granted on March 20, 2013.

(8)     Includes 62,000 shares subject to exercisable options to purchase shares Common Stock, consisting of (i) 12,000 shares that may be purchased at a price of $0.93 per share through August 15, 2017, pursuant to a director stock option granted on August 15, 2007 and (ii) 50,000 shares that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(9)     Includes 62,000 shares subject to exercisable options to purchase shares Common Stock, consisting of (i) 12,000 shares that may be purchased at a price of $0.93 per share through August 15, 2017, pursuant to a director stock option granted on August 15, 2007 and (ii) 50,000 shares that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(10)    Includes the shares referred to as included in notes (2) through (9) above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	3,336,500	$0.72	2,362,511

Not approved by security holders	-	$-	-

Total	3,336,500	$0.72	2,362,511

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2013	2012

Audit and Quarterly Review Fees	$185,456	$144,846
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$185,456	$144,846

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

Financial Statements:

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flow for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws of ZMAX Corporation. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

10.1	Employment and Non-Compete Agreement, dated as of November 27, 2012, between the Company, WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012.)

10.2	Debt Modification Agreement, dated September 16, 2011, by and among the Registrant, and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2011).

10.3	Asset Purchase Agreement, dated December 30, 2011, by and among the Registrant, Avalon Global Solutions, Inc., Michael Mansouri, Joseph Chopek, David Russie, Mark Goettling, Marshall Weingarden and Steven Rottinghaus. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.4	$1,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.5	$3,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.6	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.7	$8,000,000 Commercial Revolving Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 and 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.8	Credit Security Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.9	Employment Agreement between WidePoint Corporation and John Atkinson, dated January 21, 2013 and amendment thereto (filed herewith).*

10.10	Employment Agreement between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.11	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.12	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and Steve L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.13	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.14	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.	INS**+ XBRL Instance Document

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

WidePoint Corporation

Date:	March 31, 2014	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 31, 2014	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 31, 2014	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 31, 2014	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 31, 2014	/s/JAMES M. RITTER
James M. Ritter
Director

Dated:	March 31, 2014	/s/MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 31, 2014	/s/OTTO GUENTHER
Otto Guenther
Director

Dated:	March 31, 2014	/s/GEORGE NORWOOD
George Norwood
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

WidePoint Corporation

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WidePoint Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Scottsdale, Arizona

March 31, 2014

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,857,614
Accounts receivable, net of allowance for doubtful accounts of $30,038 and $76,886 in 2013 and 2012, respectively	7,612,400	6,932,366
Unbilled accounts receivable	1,561,030	2,969,450
Inventories	61,338	286,920
Prepaid expenses and other assets	533,944	482,389
Income taxes receivable	763	138,575
Deferred income taxes	-	473,430

Total current assets	9,769,475	13,140,744

NONCURRENT ASSETS
Property and equipment, net	1,545,951	1,428,323
Intangibles, net	3,613,271	4,969,241
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	4,407,630	3,346,948
Deposits and other assets	120,046	76,118

TOTAL ASSETS	$36,074,840	$39,579,841

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$916,663	$-
Short term note payable	119,336	113,018
Accounts payable	3,228,586	5,555,419
Accrued expenses	4,407,286	3,539,710
Deferred revenue	40,911	173,655
Income taxes payable	217,982	-
Deferred income taxes	700,743	-
Current portion of long-term debt	1,150,455	1,102,741
Current portion of deferred rent	78,525	51,196
Current portion of capital lease obligations	45,125	42,878

Total current liabilities	10,905,612	10,578,617

NONCURRENT LIABILITIES
Long-term debt, net of current portion	2,509,492	4,918,732
Capital lease obligation, net of current portion	57,119	102,244
Deferred rent, net of current portion	2,421	15,786
Deferred revenue	82,494	25,231
Deposits and other liabilities	1,964	1,964

Total liabilities	13,559,102	15,642,574

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 63,907,357 and 63,751,857 shares issued and outstanding, respectively	63,907	63,752
Additional paid-in capital	69,867,491	69,594,390
Accumulated deficit	(47,415,660)	(45,720,875)

Total stockholders’ equity	22,515,738	23,937,267

Total liabilities and stockholders’ equity	$36,074,840	$39,579,841

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEAR ENDED
	DECEMBER 31,
	2013	2012
REVENUES	$46,825,032	$55,782,742
COST OF REVENUES (including amortization and depreciation of $1,462,995 and $1,511,267, respectively)	34,713,471	41,920,161
GROSS PROFIT	12,111,561	13,862,581

OPERATING EXPENSES
Sales and Marketing	3,125,867	2,741,799
General and Administrative Expenses (including share-based compensation of $227,035 and $217,611, respectively, and gain on change in fair value of contingent obligation of $1,250,000 and $900,000, respectively)	9,872,655	9,820,695
Depreciation and Amortization	288,333	281,310
Total Operating Expenses	13,286,855	12,843,804

(LOSS) INCOME FROM OPERATIONS	(1,175,294)	1,018,777

OTHER INCOME (EXPENSE)
Interest Income	7,364	4,881
Interest Expense	(175,358)	(294,244)
Other Income (Expense)	11,267	3,200
Total Other Income (Expense)	(156,727)	(286,163)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,332,021)	732,614
INCOME TAX PROVISION (BENEFIT)	362,764	(99,687)

NET (LOSS) INCOME	$(1,694,785)	$832,301

BASIC EARNINGS PER SHARE	$(0.027)	$0.013
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	63,802,275	63,474,871

DILUTED EARNINGS PER SHARE	$(0.027)	$0.013
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	63,802,275	63,758,632

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated
	Issued	Amount	Warrants	Capital	Deficit	Total
Balance, December 31, 2011	63,226,857	$63,227	$-	$69,326,705	$(46,553,780)	$22,836,152
Issuance of common stock — options exercises	525,000	525	-	50,074	604	51,203
Issuance of common stock — restricted	-	-	-	87,143	-	87,143
Stock compensation expense	-	-	-	130,468	-	130,468
Net income	-	-	-	-	832,301	832,301
Balance, December 31, 2012	63,751,857	$63,752	$-	$69,594,390	$(45,720,875)	$23,937,267
Issuance of common stock — options exercises	155,500	155	-	46,066	-	46,221
Issuance of common stock — restricted	-	-	-	87,143	-	87,143
Stock compensation expense	-	-	-	139,892	-	139,892
Net loss	-	-	-	-	(1,694,785)	(1,694,785)
Balance, December 31, 2013	63,907,357	$63,907	$-	$69,867,491	$(47,415,660)	$22,515,738

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,694,785)	$832,301
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	113,491	(81,823)
Depreciation expense	395,358	400,154
Provision for doubtful accounts	75,389	25,070
Inventory write-downs	199,992	52,056
Amortization of intangibles	1,355,970	1,392,423
Amortization of deferred financing costs	8,728	3,088
Share-based compensation expense	227,035	217,611
Gain on change in fair value of contingent obligation	(1,250,000)	(900,000)
Loss on disposal of equipment	-	667
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	652,997	570,883
Inventories	25,590	(170,984)
Prepaid expenses and other current assets	(51,555)	132,481
Other assets excluding deferred financing costs	(52,656)	10,735
Accounts payable and accrued expenses	(1,438,975)	(1,155,681)
Income tax payable	355,794	(138,575)
Deferred revenue	(75,481)	(191,620)
Other liabilities	-	1,964
Net cash (used in) provided by operating activities	$(1,153,108)	$1,000,750
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	-	76,539
Purchase of property and equipment	(512,986)	(316,833)
Software development costs	-	(132,437)
Net cash used in investing activities	$(512,986)	$(372,731)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,989,259	3,031,063
Repayments of bank line of credit advances	(1,072,596)	(3,031,063)
Principal repayments of long term debt	(1,111,526)	(794,988)
Principal repayments under capital lease obligations	(42,878)	(53,963)
Debt issuance costs	-	(8,000)
Proceeds from exercise of stock options	46,221	51,203
Net cash used in financing activities	$(191,520)	$(805,748)
NET DECREASE IN CASH	$(1,857,614)	$(177,729)
CASH, beginning of period	1,857,614	2,035,343
CASH, end of period	$-	$1,857,614

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31
	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$205,762	$216,824
Cash paid for income taxes	$10,774	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$163,889	$150,793
Acquisition of assets under capital lease obligation	$-	$176,177

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated as a C-Corporation in Delaware on May 30, 1997. The Company is a provider of information technology (IT) based products, services, and solutions. We offer secure, cloud-based, enterprise-wide information technology-based solutions that enable commercial markets, and federal and state government organizations, to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. The Company has several offices located throughout the continental United States with its principal headquarters located in McLean, Virginia.

Nature of Operations

The Company has grown through the targeted acquisition of specialized information technology companies that now provide a complementary suite of products and services for our Managed Mobility Solutions (MMS) offering. The Company’s MMS offers a portfolio of information technology based services and products with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage and protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the marketplace and the demands of our customers.

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

Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.

In fiscal 2012, the Company previously reported three operating segments: Managed Mobility Solutions, Cybersecurity Solutions, and Consulting and Support Services. Information technology solutions were historically segmented due to technological barriers which prevented delivery of an integrated technology solution to cover an end users mobility, security and network communications requirements. Over the last ten (10) years the proliferation of mobile computing drove the integration of our technology capabilities and solutions into a single MMS market. Our customers and the industry view our MMS market as a singular business and demand an integrated and scalable suite of information technology-based enterprise-wide solutions. The Company markets its workforce mobility technologies as a single MMS offering to all of its customers and prospects in a variety of industries with the primary goal of selling a complete solution. Our MMS offerings are set forth below:

▪	Telecom management services – Full life cycle management of wired and wireless assets.

▪	Mobile security management services – Full life cycle wired and wireless device access and application control management.

▪	Identity management services – Full life cycle wired and wireless (including cloud based services) authentication and information assurance services.

▪	Identity services – Device specific and individual digital certificates required for mobility and infrastructure access in the cloud or within a secured IT environment.

Services comprising the Company’s MMS offerings have similar client service approaches, delivery costs and operational risks and are led by a project manager and a cross-functional service delivery team comprised of employees across all subsidiaries to deliver the Company’s products and services to its customers.

The Company’s CODM determined that its MMS business constitutes a single business activity and evaluates profitability on that basis and presents a single segment for purposes of financial reporting.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

See Note 3 for a detailed description of material business combinations and see Note 4 for changes in fair value of assets and liabilities recorded in connection with material business combinations that are measured on a recurring basis.

Significant Customers and Concentration of Credit Risk

Significant Customers

The Company has historically derived a significant portion of its revenues from its federal government customer base due to the large size of individual awards. Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended:

	YEAR ENDED
	DECEMBER 31,
	2013	2012
	As a % of	As a % of
Customer Name	Revenues	Revenues

Transportation Security Administration (“TSA”)	20%	19%
Department of Homeland Security (“DHS”)	13%	15%

Customers representing ten percent or more of consolidated trade accounts receivable receivables are set forth in the table below for the years ended:

	DECEMBER 31,
	2013	2012
	As a % of	As a % of
Customer Name	Receivables	Receivables

Transportation Security Administration (“TSA”)	19%	12%
Department of Homeland Security (“DHS”)	8%	19%
Bureau of Alcohol Tabacco and Firearms (“ATF”)	7%	10%
U.S. Air Force (“USAF”)	14%	—

Due to the nature of the Company’s business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer and/or a delay in the continuation of an existing or new contract award could have a material adverse effect on its results of operations.

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with a large financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2013, the Company had no deposits in excess of FDIC limits. At December 31, 2012, the Company had interest-bearing deposits with a large financial institution in excess of FDIC limits of approximately $2,548,000.

Accounts Receivable

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period due to contractual terms or due to timing differences. Unbilled accounts receivable on fixed-price contracts predominantly consist of third party value added resale (VAR) of hardware and software products delivered but not invoiced at the end of the reporting period. Unbilled accounts receivable also consists of monthly managed services performed but not invoiced at the end of the reporting period. At December 31, 2013 and 2012 unbilled accounts receivable totaled approximately $1,561,000 and $2,969,000, respectively.

Inventories

Inventories consist of hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2013 and 2012 the Company recorded inventory write-downs related to obsolete inventory of approximately $199,900 and $52,000, respectively, in the consolidated statements of operations within cost of revenues.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2013 and 2012, the Company’s management has not identified any material impairment of its property and equipment.

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

Included within other intangible assets are software development costs. The Company capitalizes costs related to software and implementation in connection with its internal use software systems including its Public Key Infrastructure (PKI) certificate issuance database and application. For software development costs (or “internally developed intangible assets”) related to software products for sale, lease or otherwise marketed, significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis generally over a six-year period or such other such shorter period as may be required.

Revenue Recognition Principles

The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. A summary of the Company’s specific revenue recognition policies that apply to all of portfolio of services are as follows:

▪	Expense Management: Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale per user or device or other service utilization metric. Managed services are not interdependent and there are no undelivered elements in these arrangements. Revenue is recognized upon the completion of the delivery of monthly managed services. The Company also offers invoice management and payment services and resells third party products and services, which may subject the Company to credit risk as it is responsible for the payment of multiple billable arrangements by and between its customer and various carriers. The Company recognizes revenues and related costs on a gross basis for these arrangements as it has discretion in choosing providers, rate plans, hardware and devices provided to its customers. For arrangements in which the Company does not have such credit risk, it recognizes revenues and related costs on a net basis. This service is broadly classified as a managed service.

▪	Security: The Company issues its proprietary PKI identity credentialing software certificates to individuals or as an enterprise solution under which the customer issues the individual certificates. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional deliverables. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. This service is broadly classified as a managed service.

▪	Mobile Applications: The Company offers a standalone telecommunication expense management software instance under a perpetual license agreement with no right or obligation to provide subsequent maintenance, updates or modifications. Under these arrangements the customer is required to electronically download their unique software instance and host access to their software instance within their technology environment. There is no agreement to provide post contract support services. The earnings process is generally complete upon issuance or delivery of the software instance. The Company offers implementation services that are customized services that are not included in the price of the software instance. Revenue is recognized for implementation services based billable rates times hours incurred plus direct materials and other reimbursable costs incurred to provide services. This service is broadly classified as a managed service.

▪	User Support: The Company offers call centers with 24x7 emergency support and expert technical support which is delivered on a monthly basis based on a standard fixed pricing scale per ticket, user or device or other service utilization metric. Revenue is recognized upon the completion of the delivery of monthly managed services. This service is broadly classified as a managed service.

▪	Policies: Services performed include policy and contract permission based audits, accounts payable audits, and compliance reviews which are performed on a time and materials basis and contingent fee arrangement. Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. This service is broadly classified as a managed service.

▪	Consulting: The Company provides professional services on a project basis determined by our customers’ specific requirements. The Company provides a variety of telecommunication management consulting services, traditional information technology and network consulting and security assurance services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric determined. This service is broadly classified as a professional service.

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

Employee Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under provisions of ASC 718-10. The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award using a Black-Scholes option-pricing model, net of expected forfeitures. Those costs are recognized ratably over the vesting period. Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term of 10 years for grants issued prior to fiscal 2007 and 7 years for grants issued after fiscal 2007 from the date of grant. Stock options generally vest over 3-years from the date of grant. See Note 12 to the consolidated financial statements for additional information about stock based compensation programs.

Non-Employee Stock-Based Compensation

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

3.	Business Combinations

The Company did not consummate any business combinations during the years ended December 31, 2013 or 2012.

On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), entered into an Asset Purchase Agreement (“APA”) with Avalon Global Solutions (AGS), pursuant to which WSC acquired certain assets and assumed certain liabilities of AGS. Total purchase consideration paid was approximately $11.5 million, consisting of $3.5 million in cash, $4.0 million in bank loan proceeds, $1.0 million subordinated seller promissory note and a contingent subordinated seller promissory note (“contingent consideration”) with a fair value of $3.0 million as of the acquisition date. In 2012, the Company finalized it fair value accounting and determined the estimated fair value of contingent consideration to be approximately $2.15 million, which revised purchase consideration from $11.5 million to $10.7 million and thereby reduced goodwill in connection with this business combination by approximately $850,000. In 2013, the Company remeasured the fair value of contingent consideration at zero, which revised purchase consideration from $10.7 million to $8.5 million. During the year ended December 31, 2013, the Company recognized a non-cash contingent gain on change in fair value of approximately $1,250,000.

See Note 4 for changes in fair value of assets and liabilities recorded in connection with material business combinations that are measured on a recurring basis.

4.	Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis.

Financial Liabilities Carried at Fair Value

The Company reports contingent seller financed promissory notes at fair value on the consolidated balance sheets. The Company assesses the estimated fair value of the contingent seller financed promissory note (“contingent consideration”) using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs.

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

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis, categorized by GAAP’s valuation hierarchy (as described in Note 2) at the end of each reporting period presented below:

	Amount	Quoted Prices	Significant
	Recorded on	in Active	Other	Significant
	Consolidated	Markets for	Observable	Unobservable
	Balance	Identical Assets	Inputs	Inputs
	Sheets	(Level 1)	(Level 2)	(Level 3)

Liabilities as of December 31, 2013 Contingent obligation (1)	$-	—	—	$-

Liabilities as of December 31, 2012 Contingent obligation (1)	$1,250,000	—	—	$1,250,000

Changes in the fair value measurement of contingent seller financed promissory note using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below as of and for the years ended:

	YEAR ENDED
	DECEMBER, 31
	2013	2012

Balance, Beginning of Period	$1,250,000	$2,150,000
Total gains or losses for the period:
Non-cash gain on change in fair value of contingent obligation included in general and administrative expense (1)	(1,250,000)	(900,000)
Balance, End of Period	$-	$1,250,000

(1)	The Company determined the fair value of its contingent obligation based on a probability weighted discounted cash flow valuation technique. The potential probability for payout of contingent consideration is considered remote.

There were no transfers into or out of Level 3 for the years ended December 31, 2013 or 2012.

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

5.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	DECEMBER 31,
	2013	2012

Commercial	$2,782,179	$2,546,268
Government	4,860,259	4,462,984
Gross accounts receivable	7,642,438	7,009,252
Less: allowances for doubtful accounts	(30,038)	(76,886)

Accounts receivable, net	$7,612,400	$6,932,366

For the years ended December 31, 2013 and 2012, the Company had no recoveries of accounts receivable for which an allowance had been previously established.

Unbilled accounts receivable consist of the following:

	DECEMBER 31,
	2013	2012

Commercial	$435,230	$1,564,078
Government	1,125,800	1,405,372

Unbilled accounts receivable	$1,561,030	$2,969,450

6.	Property and Equipment

Major classes of property and equipment consisted of the following:

	DECEMBER 31,
	2013	2012

Land and building	$677,054	$677,054
Computer hardware and software	2,052,280	1,544,233
Furniture and fixtures	218,939	214,000
Leasehold improvements	368,596	368,596
Automobile	2,400	2,400
Gross property and equipment	3,319,269	2,806,283
Less: accumulated depreciation and amortization	(1,773,318)	(1,377,960)

Property and equipment, net	$1,545,951	$1,428,323

For the years ended December 31, 2013 and 2012, depreciation expense recorded was approximately $395,400 and $400,160, respectively. For the year ended December 31, 2013 there were no disposals of equipment. For the year ended December 31, 2012 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $206,900 and $206,200, respectively. For the years ended December 31, 2013 and 2012 there were no material sales of property and equipment.

The gross value of assets under capital leases at December 31, 2013 and 2012 were approximately $477,500, respectively. For the year ended December 31, 2013 there was no capital lease acquisitions, expiration or disposals of equipment leases. For the year ended December 31, 2012 we entered into an equipment capital lease agreement with a net present value of approximately $176,200. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively. Depreciation expense for leased equipment for the years ended December 31, 2013 and 2012 was approximately $58,700 and $66,700, respectively, and accumulated depreciation at December 31, 2013 and 2012 was $408,900 and $350,200, respectively. Total net book value of assets under capital leases at December 31, 2013 and 2012 was approximately $68,600 and $127,300, respectively.

7.	Intangible Assets

The Company has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. The following table summarizes purchased and internally developed intangible assets subject to amortization as follows:

	DECEMBER 31, 2013
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,405,000)	$1,485,000	6.0
Channel Relationships	540,000	(216,000)	324,000	4.0
Telecommunications Software	2,450,000	(1,089,667)	1,360,333	4.0
Cybersecurity Software	669,171	(530,486)	138,685	2.0
Trade Name and Trademarks	225,000	(179,750)	45,250	1.0
Non-Compete Agreements	780,000	(519,997)	260,003	2.0

	$7,554,171	$(3,940,900)	$3,613,271

For the year ended December 31, 2013 there were no acquisitions or disposals of intangible assets. For the year ended December 31, 2013, the Company did not complete any business combinations or purchase intangible assets from a third party.

	DECEMBER 31, 2012
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,005,835)	$1,884,165	7.0
Channel Relationships	540,000	(108,000)	432,000	5.0
Telecommunications Software	2,450,000	(700,000)	1,750,000	5.0
Cybersecurity Software	669,171	(348,344)	320,827	3.0
Trade Name and Trademarks	225,000	(22,750)	202,250	2.0
Non-Compete Agreements	780,000	(400,001)	379,999	3.0

	$7,554,171	$(2,584,930)	$4,969,241

During the year ended December 31, 2012, the Company completed its determination of the fair value of intangibles acquired in connection with a business combination, increased the value of identified intangible assets from $4,492,428 to $5,320,000 as of December 31, 2012 and increased the useful lives of acquired intangibles from provisional estimates. See Note 3 for additional information about the fair value adjustments recorded to intangible assets in connection with this business combination.

For the year ended December 31, 2012, the Company recorded capitalized software costs related to our Cybersecurity software totaling approximately $132,000. For the year ended December 31, 2012 there were disposals of fully amortized customer relationships, telecommunications software and cybersecurity software intangibles with gross historical cost and accumulated amortization of approximately $1.1 million, $0.5 million and $1.2 million, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 6.0 years and 2.0 years, respectively, at December 31, 2013.

The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

2014	$1,120,385
2015	737,552
2016	691,167
2017	569,167
2018	247,500
Thereafter	247,500

Total	$3,613,271

The aggregate amortization expense recorded was approximately $1,356,000 and $1,392,400 for the years ended December 31, 2013 and 2012, respectively.

8.	Goodwill

The Company evaluates goodwill for impairment annually as of December 31st and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test or bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test. The Company elected to bypass the qualitative assessment for the fiscal year ended December 31, 2013.

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

As of December 31, 2013 and 2012, goodwill was not impaired and there were no accumulated impairment losses.

There were no changes in goodwill for the years ended December 31, 2013 or 2012.

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

On December 21, 2012, the Company entered into a First Modification to Cardinal Loans that (i) extended the repayment date of the revolving credit facility from June 30, 2013 to June 30, 2014; (ii) modified our target net worth requirement from $5.5 million to $4.0 million as of December 31, 2012 and revised target net worth requirement from $5.5 million to $4.5 million as of December 31, 2013 (representing a reduction from the prior-existing $5.5 million target); and (iii) eliminated the Funded Debt to EBITDA covenant. Under the terms of the Cardinal Loans, the lender has the ability to require the Company to immediately settle a portion or all of any outstanding loan balances in event of non-compliance with the terms of the loan agreement.

Advances made under the $4.0 Million Term Loan bear interest at 4.5% with monthly principal and interest payments of $74,694 and matures on December 30, 2016. Term loan advances were used to fund a portion of the purchase consideration paid in connection with the AGS business combination that closed on December 31, 2011.

Advances made under the $8.0 Million Revolver bear interest at a variable rate equal to the prime rate plus 0.5% and matures on June 30, 2014. For the year ended December 31, 2013 there were advances of approximately $2.0 million and repayments of approximately $1.1 million. For the year ended December 31, 2012 there were advances and repayments of approximately $3.0 million, respectively. The commercial revolving line of credit capacity is based on eligible government and commercial accounts receivable (including unbilled accounts receivable) which are defined as customer balances aged less than 90 days.

Long-Term Debt

Long-term debt consisted of the following:

	DECEMBER 31,
	2013	2012

Cardinal Bank Mortgage Dated December 17, 2010 (1)	$484,532	$499,938
Cardinal Bank Term Note Dated December 31, 2011 (2)	2,508,748	3,271,535
Contingent Obligation Subordinated Seller Financed Promissory Note Dated December 31, 2011 (3)	-	1,250,000
Non-Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (4)	666,667	1,000,000

Total	3,659,947	6,021,473
Less: current portion	(1,150,455)	(1,102,741)

Long-term debt, net of current portion	$2,509,492	$4,918,732

(1) On December 17, 2010, the Company entered into a real estate purchase agreement to acquire an operations center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

(2) On December 31, 2011, the Company entered into a $4 million 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(3) On December 31, 2011, the Company entered into a subordinated 3-year term contingent promissory note (“contingent obligation”) with a face value of $3.0 million with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement dated December 30, 2011. The Company carries this contingent obligation at fair value on the consolidated balance sheet. AGP floor and ceiling targets were not meet in fiscal 2012 which entitled the Company to reduce the face value of the contingent obligation by $0.9 million to a fair value of $1.25 million. AGS can earn up to $1.5 million in fiscal 2013 with the attainment of AGP of $6,752,000. The Company revised its fourth quarter 2013 forecasted AGP to reflect lower projected revenue growth from slower implementation of recently sold services. The Company believes these factors made it remote that the 2013 AGP target of $6,752,000 would be reached and accordingly revised the fair value of its contingent obligation to a zero at December 31, 2013. This contingent obligation is subordinated to the senior bank financing.

(4) On December 31, 2011, the Company entered into a $1 million subordinated 3-year term non-contingent promissory note (“term note” or “non-contingent obligation”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. The term note bears interest at 3.0% with estimated remaining annual principal payments of $333,333 and $333,334 payable on April 15, 2014 and 2015, respectively, and matures on April 15, 2015. The Company paid the first installment due on April 15, 2013. The term notes are subordinated to the senior bank financing.

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2014	$1,150,455
2015	1,186,309
2016	892,443
2017	20,187
2018	21,432
Thereafter	389,121

Total	$3,659,947

Debt Covenant Compliance

The credit facility requires the Company to maintain certain financial covenants, including maintaining (i) a debt service ratio of at least 1.2:1.0, (ii) a tangible net worth of at least $4.5 million at December 31, 2013 and (iii) a current ratio of at least 1.1:1.0. As of December 31, 2013, the Company was not in full compliance with these financial covenants and obtained a waiver from its financial institution as of December 31, 2013.  The Company obtained from its lender a waiver of non-compliance with regard to its financial covenants as of December 31, 2013. On March 3, 2014, the Company completed a public offering which immediately brought the Company into compliance with its tangible net worth and current ratio financial covenants. See Note 15 for additional information regarding the Company’s recent public offering.

Capital Lease Obligations

The Company has leased certain equipment under capital lease arrangements which expire in 2016. For the year ended December 31, 2013 the Company did not enter into any capital lease agreements. For the year ended December 31, 2012 the Company entered into an equipment capital lease agreement with a net present value of approximately $176,200. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively. The following sets forth the Company’s future obligations under capital lease agreement for fiscal years ending December 31:

2013	$51,364
2014	51,464
2015	9,243
2016	-
Thereafter	-

Total	112,071
Less portion representing interest	(9,827)
Present value of minimum lease payments under capital lease agreements	102,244
Less current portion	(45,125)
Capital lease obligations, net of current portion	$57,119

10.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

As of December 31, 2013, the Company had gross net operating loss (NOL) carry forwards of approximately $15.9 million available to offset future taxable income for federal income tax purposes, net of the potential limitation discussed below. These federal NOL carry forwards expire between 2017 and 2033. The Company had gross state NOL carry forwards of approximately $13.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2020 and 2029. During fiscal 2013 the Company experienced a significant delay in realizing revenues related to its first quarter 2013 DHS BPA award of up to $600 million due to a protest by an unsuccessful bidder. The Company was notified in December 2013 the protest was denied and the sole source BPA award was reaffirmed and that the stay of work had been lifted. The delays coupled with strategic investments in marketing and sales and infrastructure investments resulted in a net tax loss for fiscal 2013. Management believes based upon the positive prospects for the Company’s DHS BPA award that recorded net deferred tax assets will be utilized in future periods and no valuation allowance is required.

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

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2013 or 2012, respectively, because of the existence of net operating loss carryforwards in accordance with the with-and-without approach the Company elected to follow as part of its adoption of FASB123R during the first quarter of 2006. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $1,550,000.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2013, the Company had no unrecognized tax benefits. While the Company does not have any material interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 through 2013. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 through 2013. As of December 31, 2013, the Company is currently not under examination by the IRS or any state tax jurisdiction.

Provision for income taxes is as follows for the years ended:

	DECEMBER 31,
	2013	2012

Current provision (benefit)
Federal	$-	$-
State	249,273	(17,864)
Total	249,273	(17,864)

Deferred provision (benefit)
Federal	96,180	(33,748)
State	17,311	(48,075)
Total	113,491	(81,823)

Income tax provision (benefit)	$362,764	$(99,687)

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2013	2012

Statutory federal income tax rate	34.0%	34.0%
State income tax rate (net of federal benefit)	-8.8%	3.1%
Non-deductible expenses	-2.4%	3.1%
Change in valuation allowance	0.0%	-3.9%
Adjustments to state net operating losses	0.0%	-7.8%
Adjustments to share-based compensation	-53.8%	3.5%
Change in fair value of contingent consideration	0.0%	-44.5%
Section 382 limitation
Return to accrual difference true-ups	1.6%	-0.1%
Combined effective tax rate	-29.4%	-12.6%

The deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,985,548	$4,818,357
Alternative minimum tax credit	45,650	45,650
Share-based compensation	381,123	509,043
Intangibles	714,354	195,535
Depreciation	46,373	54,222
Other assets	166,642	156,617

Total deferred tax assets	6,339,690	5,779,424
Less: valuation allowance	(712,847)	(849,654)
Total deferred tax assets, net	5,626,843	4,929,770

Deferred tax liabilities:
Goodwill amortization	1,886,197	1,106,326
Capitalized software costs	33,759	3,066

Total deferred tax liabilities	1,919,956	1,109,392

Net deferred tax asset (liability)	$3,706,887	$3,820,378

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2013	2012

Beginning balance	$(849,654)	$(880,384)
Decreases (Increases)	(6,431)	30,730
Ending balance	$(856,085)	$(849,654)

11.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that was issued has been converted into common stock and may not be reissued. Accordingly, as of December 31, 2013, there were 7,945,286 undesignated shares of preferred stock remaining available for issuance.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2013, there were 63,907,357 shares of common stock outstanding. For the year ended December 31, 2013, the Company issued 155,500 common shares in connection with stock option exercises. See Note 12 for additional information regarding stock based compensation plans.

Executive Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company. Each of the foregoing awards of restricted stock vest upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. Acceleration events include change of control, termination by the Company without Cause (as defined in the applicable award agreement) or by the individual for Good Reason (as defined in the applicable award agreement), non-renewal of the employment contract for the respective individual on substantially similar terms, death or disability of the individual, as well as the Company’s achievement of certain levels of revenue, and the Company’s achievement of certain earnings before interest, taxes, amortization targets. These option awards are separately disclosed and are excluded from the information and tables presented in Note 12 below.

12.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The option awards are for the period from 1999 through 2013. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with forfeited options are added back to the number of shares that underlie stock options to be granted under the stock incentive plan.

The Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) on December 18, 2008. The 2008 Plan was enacted to (a) provide incentive to officers and key employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company; (b) encourage stock ownership by directors, officers and key employees by providing them with a means to acquire a proprietary interest in the Company, acquire shares of the Company’s common stock, or to receive compensation which is based upon appreciation in the value of the Company’s common stock; and (c) provide a means of obtaining, rewarding and retaining key personnel and consultants. The 2008 Plan was amended and restated on December 15, 2009. Under the 2008 Plan, 6,578,049 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan. The 2008 Plan will terminate on December 17, 2017. As of December 31, 2013 there were approximately 2,363,000 shares available for issuance under the 2008 Plan.

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

Stock Option Plan Activity

A summary of the stock option and restricted stock award activity under the Company’s stock plans during the years ended December 31, 2013 and 2012 is presented below for non-vested options:

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2012	840,000	$0.70
Granted	400,000	$0.43
Vested	(340,000)	$0.64
Non-vested balances, December 31, 2012	900,000	$0.60	3.58

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
Non-vested balances, January 1, 2013	900,000	$0.60
Granted	1,650,000	$0.18
Cancelled	(650,000)	$0.22
Non-vested balances, December 31, 2013	1,900,000	$0.36	2.30

A summary of the stock option and restricted stock award activity under the Company’s stock plans during the years ended December 31, 2013 and 2012 is presented below for options outstanding and exercisable:

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2012	3,362,000	$0.64
Issued	400,000	$0.69
Canceled	(25,000)	$0.54
Exercised	(525,000)	$0.08
Options outstanding, December 31, 2012	3,212,000	$0.74	2.70

Options outstanding and exercisable,
December 31, 2012	2,312,000	$0.67	1.91

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
Options outstanding, January 1, 2013	3,212,000	$0.74
Issued	1,650,000	$0.52
Canceled	(690,000)	$0.59
Expired	(680,000)	$0.55
Exercised	(155,500)	$0.30
Options outstanding, December 31, 2013	3,336,500	$0.72	3.85

Options outstanding and exercisable, December 31, 2013	1,436,500	$0.76	1.83

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options outstanding and exercisable as of December 31, 2013 were approximately $3.1 million and $1.3 million, respectively. The total intrinsic value of options exercised were $89,700 and $305,250 during the year ended December 31, 2013 and 2012, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life as shown in the table below. Expected volatilities are based on the historical volatility of our common stock. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Significant option model assumptions were as follows for options granted during the years ended:

	DECEMBER 31
	2013	2012

Expected dividend yield	0%	0%
Expected volatility	67% - 70%	74%
Risk-free interest rate	0.38-0.42%	0.38-0.40%
Expected life - Employees options	7 years	7 years
Expected life - Non-employees options	2-3 years	2-3 years
Expected life - Board of directors options	n/a	n/a

The amount of compensation expense recognized under ASC 718-10 under the Company’s plans was comprised of the following during the years ended:

	YEAR ENDED
	DECEMBER 31,
	2013	2012

General and administrative expense	$227,035	$217,611
Share-based compensation before taxes	$227,035	$217,611
Tot net share-based compensation expense	$227,035	$217,611
Net share-based compensation expenses per basic and diluted common share	nil	nil

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2013 and 2012, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At December 31, 2013, the Company had approximately $355,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.3 years.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEAR ENDED
	DECEMBER 31,
	2013	2012

Basic EPS Computation:
Net (loss) income	$(1,694,785)	$832,301
Weighted average number of common shares	63,802,275	63,474,871
Basic EPS	$(0.027)	$0.013

Basic EPS Computation:
Net (loss) income	$(1,694,785)	$832,301

Weighted average number of common shares	63,802,275	63,474,871
Incremental shares from assumed conversions of stock options	-	283,761
Adjusted weighted average number of common shares	63,802,275	63,758,632

Diluted EPS	$(0.027)	$0.013

14.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into property and equipment leasing arrangements that expire at various times through April 2017, with optional renewal periods. Lease payments range from $1,000 to $27,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for the years ended December 31, 2013 and 2012 were approximately $767,000 and $808,000, respectively. Future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total

2014	$657,000	$41,000	$(23,600)	$674,400
2015	472,000	30,000	(23,600)	478,400
2016	386,000	24,000	(11,800)	398,200
2017	320,000	10,000	-	330,000
2018	417,000	-	-	417,000
Thereafter	-	-	-	-

Total	$2,252,000	$105,000	$(59,000)	$2,298,000

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

15.	Details of Consolidated Revenue

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	YEAR ENDED
	DECEMBER 31,
	2013	2012

Professional services	$5,776,414	$6,286,210
Managed services	41,048,618	49,496,532

Total	$46,825,032	$55,782,742

The level of detail presented above is limited to broad service descriptions due to limitations within the Company’s financial reporting system. The Company may supplement or modify the above table in future periods as additional revenue service details are captured and available for disclosure.

16.	Subsequent Events

On February 26, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) relating to an underwritten public offering of 7,876,497 shares of the Company’s common stock, par value $0.001 per Share. On February 27, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,181,475 shares of common stock. On March 3, 2014, the Company completed the public offering of 9,057,972 shares of its common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to the Company from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $11.6 million before paying estimated offering expenses incurred by the Company to complete the public offering. The Company’s total common stock outstanding after the public offering was 72,965,329 shares as of March 3, 2014.

