Form 10-Q
period 2014-03-31
WIDEPOINT CORP
filed 2014-05-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 15, 2014, there were 72,987,829 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,133,529	$-
Accounts receivable, net of allowance for doubtful accounts of $29,814 and $30,038 in 2014 and 2013, respectively	5,187,800	7,612,400
Unbilled accounts receivable	1,362,451	1,561,030
Inventories	43,813	61,338
Prepaid expenses and other assets	566,474	533,944
Income taxes receivable	399,382	763

Total current assets	17,693,449	9,769,475

NONCURRENT ASSETS
Property and equipment, net	1,466,058	1,545,951
Intangibles, net	3,449,644	3,613,271
Goodwill	16,618,467	16,618,467
Deferred income tax asset, net of current	4,407,630	4,407,630
Deposits and other assets	119,137	120,046

TOTAL ASSETS	$43,754,385	$36,074,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$-	$916,663
Short term note payable	68,557	119,336
Accounts payable	3,217,838	3,228,586
Accrued expenses	2,869,404	4,407,286
Deferred revenue	37,566	40,911
Income taxes payable	-	217,982
Deferred income taxes	700,743	700,743
Current portion of long-term debt	949,771	1,150,455
Current portion of deferred rent	77,709	78,525
Current portion of capital lease obligations	34,993	45,125

Total current liabilities	7,956,581	10,905,612

NONCURRENT LIABILITIES
Long-term debt, net of current portion	2,509,492	2,509,492
Capital lease obligation, net of current portion	58,419	57,119
Deferred rent, net of current portion	10,408	2,421
Deferred revenue	75,648	82,494
Deposits and other liabilities	1,964	1,964

Total liabilities	10,612,512	13,559,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 72,965,329 and 63,907,357 shares issued and outstanding, respectively	72,965	63,907
Additional paid-in capital	81,411,266	69,867,491
Accumulated deficit	(48,342,358)	(47,415,660)

Total stockholders’ equity	33,141,873	22,515,738

Total liabilities and stockholders’ equity	$43,754,385	$36,074,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
REVENUES	$9,602,779	$11,968,106
COST OF REVENUES (including amortization and depreciation of $331,867 and $374,319, respectively)	7,135,541	8,693,654
GROSS PROFIT	2,467,238	3,274,452

OPERATING EXPENSES
Sales and Marketing	845,112	805,817
General and Administrative Expenses (including share-based compensation of $82,716 and $53,987, respectively, and gain on change in fair value of contingent obligation of $0 and $220,000, respectively)	3,055,838	2,526,815
Depreciation and Amortization	69,510	66,278
Total Operating Expenses	3,970,460	3,398,910

LOSS FROM OPERATIONS	(1,503,222)	(124,458)

OTHER INCOME (EXPENSE)
Interest Income	730	849
Interest Expense	(46,226)	(59,582)
Other Income (Expense)	5,875	4,371
Total Other Income (Expense)	(39,621)	(54,362)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,542,843)	(178,820)
INCOME TAX BENEFIT	(616,145)	(143,551)

NET LOSS	$(926,698)	$(35,269)

BASIC EARNINGS PER SHARE	$(0.014)	$(0.001)
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	66,826,037	63,751,857

DILUTED EARNINGS PER SHARE	$(0.014)	$(0.001)
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	66,826,037	63,751,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(926,698)	$(35,269)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	-	(179,551)
Depreciation expense	98,969	88,802
Amortization of intangibles	302,408	351,795
Amortization of deferred financing costs	3,819	909
Share-based compensation expense	82,716	53,987
Gain on change in fair value of contingent obligation	-	(220,000)
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	2,623,179	2,840,521
Inventories	17,525	12,060
Prepaid expenses and other current assets	(32,530)	80,460
Other assets excluding deferred financing costs	(2,910)	(1,637)
Accounts payable and accrued expenses	(1,592,238)	(2,233,555)
Income tax (payable) receivable	(616,601)	29,688
Deferred revenue	(10,191)	177,848
Net cash (used in) provided by operating activities	(52,552)	966,058

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,076)	(104,002)
Software development costs	(138,781)	-
Net cash used in investing activities	(157,857)	(104,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,445,647	304,020
Repayments of bank line of credit advances	(4,362,310)	(304,020)
Principal repayments of long term debt	(200,684)	(191,839)
Principal repayments under capital lease obligations	(8,832)	(10,420)
Proceeds from public stock offering	11,470,117	-
Net cash provided by (used in) financing activities	10,343,938	(202,259)

NET INCREASE IN CASH	10,133,529	659,797

CASH, beginning of period	-	1,857,614

CASH, end of period	$10,133,529	$2,517,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$41,831	$47,400
Cash paid for income taxes	$-	$15,003

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

Nature of Operations

The Company has grown through the targeted acquisition of specialized information technology companies that now provide a complementary suite of products and services for our Managed Mobility Solutions (MMS) offering. The Company’s MMS offers a portfolio of information technology based services and products with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage and protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the marketplace and the demands of its customers.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2014 and for each of the three month periods ended March 31, 2014 and 2013, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Segment Reporting

The Company’s MMS offering is a portfolio of enterprise-wide information technology-based services which comprise a single MMS business from which the Company earns revenues and incur costs. Currently the Company’s MMS offerings are centrally managed and delivered by its Chief Operating Decision Maker who evaluates its MMS business as a single segment. See Note 12 for detailed information regarding the composition of consolidated revenues.

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

There were no transfers into or out of Level 3 for the three month periods ended March 31, 2014 or 2013.

4.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$2,338,522	$2,782,179
Government	2,879,092	4,860,259
Gross accounts receivable	5,217,614	7,642,438
Less: allowances for doubtful accounts	(29,814)	(30,038)

Accounts receivable, net	$5,187,800	$7,612,400

Unbilled accounts receivable consist of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$122,616	$435,230
Government	1,239,835	1,125,800

Unbilled accounts receivable	$1,362,451	$1,561,030

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
Transportation Security Administration (“TSA”)	23%	18%
Department of Homeland Security (“DHS”)	19%	15%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	MARCH 31,	DECEMBER 31,
	2014	2013
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	15%	19%
Department of Homeland Security (“DHS”)	12%	8%
US Airforce	—	14%
Accenture	10%	—

5.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,071,356	2,052,280
Furniture and fixtures	218,939	218,939
Leasehold improvements	368,596	368,596
Automobile	2,400	2,400
Gross property and equipment	3,338,345	3,319,269
Less: accumulated depreciation and amortization	(1,872,287)	(1,773,318)

Property and equipment, net	$1,466,058	$1,545,951

There were no changes in the estimated useful life used to depreciate property and equipment for each of the three month periods ended March 31, 2014 or 2013. For each of the three month periods ended March 31, 2014 and 2013, property and equipment depreciation expense recorded was approximately $99,000 and $88,800, respectively. For each of the three month periods ended March 31, 2014 and 2013, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. For each of the three month periods ended March 31, 2014 and 2013, the Company did not enter into any capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at March 31, 2014 and December 31, 2013 was approximately $477,500. For the three month periods ended March 31, 2014 and 2013 depreciation expense for leased equipment was approximately $14,700 and $14,700, respectively. Accumulated depreciation for leased equipment at March 31, 2014 and December 31, 2013 was approximately $423,600 and $408,900, respectively. For the three month periods ended March 31, 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases at March 31, 2014 and December 31, 2013 was approximately $53,900 and $68,600, respectively.

6.	Goodwill and Intangible Assets

The Company has recorded goodwill of $16,618,467 as of March 31, 2014. There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2014. The Company considered whether there were indicators of impairment during the three month period ended March 31, 2014.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. For the three months ended March 31, 2014, the Company did not complete any business combinations. There were additions of cybersecurity software intangible assets of approximately $138,800 for the three month period ended March 31, 2014. There were no disposals of intangible assets for the three month period ended March 31, 2014. There were no additions or dispositions of intangible assets for the three month period ended March 31, 2013. The aggregate amortization expense recorded for the three month periods ended March 31, 2014 and 2013 was approximately $302,400 and $351,800, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 4.3 years at March 31, 2014.

7.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables, less any amounts outstanding on the Cardinal Bank term note. There were no changes in the terms of the credit facility during the three month period ended March 31, 2014. The line of credit facility matures on June 30, 2014. The Company was advanced approximately $3.4 million and repaid approximately $4.4 million during the three month period ended March 31, 2014. There was no outstanding balance on the credit facility at March 31, 2014.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
Cardinal Bank Mortgage Dated December 17, 2010 (1)	$480,433	$484,532
Cardinal Bank Term Note Dated December 31, 2011 (2)	2,312,163	2,508,748
Non-Contingent Obligation Subordinated Seller Financed
Promissory Note Dated December 31, 2011 (3)	666,667	666,667

Total	3,459,263	3,659,947
Less: current portion	(949,771)	(1,150,455)

Long-term debt, net of current portion	$2,509,492	$2,509,492

(1)     On December 17, 2010, the Company entered into a real estate purchase agreement to acquire an operations and call center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

(2)     On December 31, 2011, the Company entered into a $4,000,000 5-year term note with Cardinal Bank (“Cardinal Bank Term Note”) to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.5% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(3)     On December 31, 2011, the Company entered into a $1.0 million subordinated 3-year term non-contingent note (“term note”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 3.0% with estimated remaining annual principal payments of $333,333 and $333,334 payable on April 15, 2014 and 2015, respectively, and matures on April 15, 2015. The Company paid the second installment due on April 15, 2014. The term note is subordinated to the Cardinal Bank Term Note.

Future estimated remaining repayments on long-term debt are as follows for fiscal years ending December 31 (unaudited):

2014	$949,771
2015	1,186,309
2016	892,443
2017	20,187
2018	21,432
Thereafter	389,121

Total	$3,459,263

The credit facility requires the Company to maintain certain financial covenants, including maintaining (i) a debt service ratio of at least 1.2:1.0, (ii) a tangible net worth of at least $4.5 million and (iii) a current ratio of at least 1.1:1.0. On March 3, 2014, the Company completed a public offering of common stock which immediately brought the Company into compliance with its tangible net worth and current ratio financial covenants. As of March 31, 2014, the Company was not in compliance with its debt service ratio. The Company previously obtained a waiver from its financial institution as of December 31, 2013 through December 31, 2014 for compliance with such covenants. See Note 9 for additional information regarding the Company’s recent public offering.

The Company has leased certain equipment under capital lease arrangements which expire in 2016. Future minimum payments remaining under these lease agreements are as follows for fiscal years ending December 31 (unaudited):

2014	$40,623
2015	51,464
2016	9,243
2017	-
Thereafter	-

Total	101,330
Less portion representing interest	(7,918)
Present value of minimum lease payments under capital lease agreements	93,412
Less current portion	(34,993)
Capital lease obligations, net of current portion	$58,419

8.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2003 and forward. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. As of March 31, 2014, the Company is currently not under examination by the IRS or any state tax jurisdiction.

The Company did not have any unrecognized tax benefits at either March 31, 2014 or December 31, 2013. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2014, the Company had recorded a deferred tax asset of approximately $5.6 million reflecting the benefit of approximately $17.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $14.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Realization of this deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During the first quarter of 2014, the Company received new task orders under the DHS blanket purchase order award. This award is an individually significant factor in supporting the realization of its net operating loss carry forward deferred tax asset. In the event this award is delayed or cancelled the Company may have to reassess the necessity for a valuation allowance against this deferred tax asset.

No tax benefit has been associated with the exercise of stock options for each of the three month periods ended March 31, 2014 and 2013, respectively, because of the existence of NOL carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $4.1 million. As of March 31, 2014, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

9.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2014, there were 72,965,329 shares of common stock outstanding.

On February 26, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) relating to an underwritten public offering of 7,876,497 shares of the Company’s common stock, par value $0.001 per share. On February 27, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,181,475 shares of common stock. On March 3, 2014, the Company completed the public offering of 9,057,972 shares of its common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to the Company from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $11.5 million before paying estimated offering expenses incurred by the Company to complete the public offering.

There were no shares of common stock issued as a result of stock option exercises for the three month period ended March 31, 2014. See Note 10 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based on achievement of future performance goals of the Company. There were no changes in vesting requirements or activity related to restricted stock awards during the three months ended March 31, 2014.

Stock Option Awards

Stock option awards reflected in the tables below cover the period from 1999 through March 31, 2014. A summary of the stock option award activity under our plans during the three months ended March 31, 2014 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
	(Unaudited)
Non-vested balances, January 1, 2014	1,900,000	$0.37
Granted	50,000	$0.59
Vested	(422,912)	$0.25
Non-vested balances, March 31, 2014	1,527,088	$0.41	2.2

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
	(Unaudited)
Options outstanding, January 1, 2014	3,336,500	$0.72
Issued	50,000	$1.48
Options outstanding, March 31, 2014	3,386,500	$0.73	3.6

Options outstanding and exercisable, March 31, 2014	1,859,412	$0.71	2.5

Aggregate intrinsic value represents total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic values of all options that were outstanding and exercisable as of March 31, 2014, were $3.0 million and $1.7 million, respectively.

For the three month period ended March 31, 2014, the Company issued 50,000 stock options to a non-employee consultant. The fair value of each this option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rate of 0.71% and expected life in years of approximately 2 years. Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock of approximately 74%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three month periods ended March 31, 2014 and 2013, the Company recognized share-based compensation expense of approximately $82,700 and $54,000, respectively. For the three month period ended March 31, 2014 there were no fully vested stock options that expired unexercised and/or were cancelled as a result of employment terminations.

At March 31, 2014, the Company had approximately $331,700 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.2 years.

See Note 8 for discussion about the tax benefit associated with the exercise of stock options.

11.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
	(Unaudited)
Basic EPS Computation:
Net (loss) income	$(926,698)	$(35,269)
Weighted average number of common shares	66,826,037	63,751,857
Basic EPS	$(0.014)	$(0.001)

Basic EPS Computation:
Net (loss) income	$(926,698)	$(35,269)

Weighted average number of common shares	66,826,037	63,751,857
Incremental shares from assumed conversions of stock options	-	-
Adjusted weighted average number of common shares	66,826,037	63,751,857

Diluted EPS	$(0.014)	$(0.001)

12.	Details of Consolidated Revenue

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED
	MARCH 31,
MMS Service Mix	2014	2013
	(Unaudited)
Carrier Services	$3,932,711	$4,142,351
Management Services	5,116,662	6,567,396
Resale and Other Services	553,406	1,258,359

	$9,602,779	$11,968,106

13.	Commitments and Contingencies

Operating Lease Commitments

There were no changes to existing equipment and sublease arrangements during the three month period ended March 31, 2014.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. On February 18, 2014, the Company entered into an amendment to the Company’s employment agreements with Steve L. Komar, Chief Executive Officer, and James T. McCubbin, Executive Vice President and Chief Financial Officer, to extend the term of their original employment through March 31, 2016 at a salary of $260,000 and no change to the benefit levels then in effect. The Company has the option to terminate Messrs. Komar and McCubbin’s employment agreements as of March 31, 2015 by giving written notice on or before January 31, 2015.

14.	Subsequent Events

International Business Combination

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited, and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). SCL, with headquarters in Dublin, Ireland, is a provider of telecom data intelligence services offered as a software as a service solution throughout European and Middle Eastern markets. SCL has two operating subsidiaries, Soft-Ex BV and Soft-Ex UK Limited, which maintain offices and operations in the Netherlands and the United Kingdom, respectively.

The Agreement contains customary representations, warranties and indemnities. The purchase price for the outstanding equity of SCL consisted of (i) the payment at closing of cash in the amount of $5 million, subject to a post-closing net working capital adjustment, and (ii) the delivery of a subordinated unsecured loan note in the principal amount of $1.0 million (the “Note”). The Note accrues simple interest at the annual rate of 3% and provides for a lump sum payment of principal and interest on May 31, 2015; provided, however, that in the event that SCL fails to generate gross revenue for the three (3) months ending April 30, 2015 that is at least equal to 75% of the gross revenue generated by SCL for the three (3) months immediately preceding the acquisition of SCL, then the full face value of the Note shall be abrogated and all obligations of WGS under the Note shall be cancelled and waived. The amounts due and owing under the Note will be accelerated to become due and payable in full within 30 days following the consummation of a sale of SCL.

Entry into Employment Agreement

On May 1, 2014, SCL entered into an Employment Agreement with Ian Sparling, the Chief Executive Officer of SCL (the “Employment Agreement”), for Mr. Sparling to continue to serve as the Chief Executive Officer of SCL. The Employment Agreement provides for an annual base salary of €175,000 (approximately USD $241,500). In addition, Mr. Sparling shall be eligible to receive bonus compensation of up to 50% of his annual salary. Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 (approximately USD $22,800) and SCL will contribute up to €15,000 (approximately USD $20,700) to SCL's pension scheme.

Mr. Sparling was also granted an option to purchase 200,000 shares of common stock of WidePoint. The option has a term of 7 years, with the option to vest in full on the fifth anniversary of the grant date of the option. The vesting date of the option will accelerate in the event that certain performance goals are achieved or in the event of a change in control of WidePoint.

The Employment Period will continue unless terminated earlier by (i) Mr. Sparling or SCL upon 9 months' advance written notice to the other party, (ii) SCL, immediately upon the provision of written notice to Mr. Sparling, provided that the remuneration to which Mr. Sparling is entitled under the Employment Agreement shall continue for a period of 9 months following such termination, or (iii) by SCL upon the occurrence of certain events or actions by Mr. Sparling, including Mr. Sparling being declared bankrupt or being found guilty of fraud, serious misconduct or willful neglect to carry out his duties under the Employment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Forward-Looking” Information

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q as well as the financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the ability to successfully integrate the operations of Soft-ex Communications Ltd. (“SCL”); (v) decreased government spending, (vi) changes in government regulations, (vii) our focus on selling higher margin services, and (viii) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the first quarter of 2014, we rolled out our Certificate-on-Device service. WidePoint’s Certificate-on-Device is a robust cloud-based internally developed identity-as-a-service capability. This service provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets. Certificate-on-Device enables an enterprise to attain a greater level of network security than user authentication alone by ensuring that only authorized devices connect to an organization’s IT infrastructure.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Acquisition of Soft-Ex Communications Ltd.

On May 1, 2014, we purchased all of the outstanding equity of Soft-ex Communications Ltd. (“SCL”). SCL, with headquarters in Dublin, Ireland. SCL is a provider of telecom data intelligence services offered as a software as a service solution throughout European and Middle Eastern markets. SCL has two operating subsidiaries, Soft-Ex BV and Soft-Ex UK Limited, which maintain offices and operations in the Netherlands and the United Kingdom, respectively. We believe the combination of WidePoint's secure managed mobility services coupled with Soft-Ex's European and Middle East presence, channel partners, and additional portfolio of services provides our combined operations with a stronger base of operations, services and global growth opportunities. The transaction complements Soft-Ex's focus and expertise in delivering business intelligence and subscriber data intelligence to the global telecommunications service provider market. Through the combination of our partnerships and customers we believe that we can leverage Soft-Ex's innovative Software-as-a-Service solutions combined with the scale and breadth of WidePoint's managed mobility offerings, optimizing the core strengths of both organizations.

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consists of salaries and benefits paid to our technical, marketing and administrative personnel. These costs are largely fixed and may not be adjusted as quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Another significant source of operational costs are payments to technical subcontractor labor and vendor-related costs in connection with the delivery of our information technology based services. These costs are tied to contracts and may be adjusted more quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.  To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary technologies and methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.  The uncertainties relating to the ability to achieve and maintain profitability, obtain additional funding to partially fund the Company’s growth strategy, and provide the necessary investment to continue to upgrade its management reporting systems to meet the continuing demands of the present regulatory changes affect the comparability of the information reflected in the financial information presented above.

Results of Operations

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

Revenues. Revenues for the three month period ended March 31, 2014 were approximately $9.6 million, a decrease of approximately $2.4 million as compared to approximately $12.0 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
MMS Service Mix	2014	2013	Variance

Carrier Services	$3,932,711	$4,142,351	$(209,640)
Management Services	5,116,662	6,567,396	(1,450,734)
Resale and Other Services	553,406	1,258,359	(704,953)

	$9,602,779	$11,968,106	$(2,365,327)

We believe a combination of events, including delays affecting our customers operations caused by severe winter snow storms during the first quarter of 2014, government contracts in transition, and weak government product resale transactions, due to the continuing effects of sequestration and budget contractions, contributed to our lower revenues as set forth below:

▪	Our carrier services were lower as a result of greater efficiencies realized by our services as well as the transition and start-up phase of our recent U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. We anticipate carrier services will expand during 2014 as we commence work under task orders presently being issued and/or being prepared by DHS.

▪	Our managed services were lower predominantly due to transition to a new prime contractor for a major federal government credentialing program for which we are a supplier. The past prime contractor procured our services on a bulk basis, while the current prime contractor is procuring our services on a month to month basis. We anticipate our managed services should expand as set forth below:

o	The receipt of awards for additional task orders issued under our DHS BPA contract award;
o	The receipt of a new Department level BPA contract award;
o	The receipt of additional federal agency work currently being awarded;
o	An expansion in commercial awards;
o	The roll-out of our Certificate-on-Device service during the first quarter of 2014; and
o	The integration our recent acquisition of SCL.

▪	Our resale and other services were materially lower due to weak federal product resale procurement activity within the first quarter of 2014. We anticipate our resale and other services will expand as we witness additional contract awards under DHS BPA and an increase in federal procurement activity as it seasonally expands.

There was no significant customer attrition during the first quarter of 2014. At the end of the first quarter of 2014, we began receiving DHS task orders under our $600 million blanket purchase with the U.S. Department of Homeland Security and we expect to begin fulfillment of these DHS task orders on an accelerating basis throughout the remainder of fiscal 2014. We believe the second half of 2014 may be stronger than the first half of 2014 as a result of delays in receipt of contract awards and task orders delivered for fulfillment during the second quarter of 2014.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2014 was approximately $7.1 million (or 74% of revenues), as compared to approximately $8.7 million (or 73% of revenues) in the same period last year. The decrease in cost of revenues is largely due to delays in fulfillment of management services and resale and other services as compared to last year.

Gross Profit. Gross profit for the three month period ended March 31, 2014 was approximately $2.5 million (or 26% of revenues), as compared to approximately $3.3 million (or 27% of revenues) in the same period last year. The dollar basis decrease in gross profit was due to lower revenues.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2014 was approximately $845,100 (or 9% of revenues), as compared to approximately $805,800 (or 7% of revenues) in the same period last year. The dollar basis increase in sales and marketing expense reflects the addition of direct sales staff focused on government business. There were no significant changes in our sales and marketing programs and initiatives as compared to the same period last year.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2014 were approximately $3.0 million (or 32% of revenues), as compared to approximately $2.5 million (or 21% of revenues) in the same period last year. General and administrative expenses for the three month period ended March 31, 2013 include a non-cash gain of approximately $0.2 million that reflects a reduction in the fair value of a contingent obligation as remeasured at the reporting date. The Company revised its first quarter of 2013 forecasted Adjusted Gross Profit (“AGP”) to reflect lower projected revenue growth from slower implementation of sold services. Excluding this non-cash gain, general and administrative expenses for the three month period ended March 31, 2013 would have been approximately $2.7 million (or 23% of revenues). Excluding the non-cash gain, we believe a combination of events contributed to an increase in general and administrative expense in order of significance as set forth below:

▪	Labor and fringe costs associated with additional staff retained to service the DHS award and our planned decision to deploy technical staff on MMS application development and functionality improvements and centralization of our platforms (approximately $44,000);
▪	Discretionary bonuses paid during the quarter to key staff (approximately $134,200);
▪	Audit and tax fees associated with our regulatory compliance requirements (approximately $45,000); and
▪	Legal costs associated with our acquisition of Softex Communications Ltd. on May 1, 2014. These costs are non-recurring transactional costs (approximately $76,300).

Depreciation. Depreciation expense for the three month period ended March 31, 2014 was approximately $69,500 as compared to approximately $66,300 in the same period last year.  The slight increase in depreciation expense was due to routine replacement of our pool of depreciable assets.

Interest Income. Interest income for the three month period ended March 31, 2014 was approximately $700, as compared to approximately $800 in the same period last year.  This decrease was due to slightly lower amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended March 31, 2014 was approximately $46,200 as compared to approximately $59,600 in the same period last year.  The decrease in interest expense was due to no accrued interest related to a contingent promissory note obligation that had a fair value of zero at end of fiscal 2013. There were no significant changes in the terms of other interest bearing debt during the three months ended March 31, 2014.

Income Taxes. Income tax benefit for the three month period ended March 31, 2014 was approximately $616,100, as compared to approximately $143,600 in the same period last year.  The income tax expense recognized in the three month period ended March 31, 2014 reflects state income taxes, offset by estimated federal net operating losses generated during the first quarter.

Net (Loss) Income. As a result of the factors above, the net loss for the three month period ended March 31, 2014 was approximately $926,700, as compared to approximately $35,300 in the same period last year.

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

The Company’s operations require working capital to fund planned growth strategies. At March 31, 2014, the Company’s net working capital was approximately $9.7 million. At December 31, 2013, the Company had net negative net working capital and financed operational requirements using its credit facility. The improvement in net working capital was due to a successful public offering of 9,057,972 shares of the Company’s common stock that was completed on March 3, 2014. The Company realized net proceeds from this offering of approximately $11.5 million, before deducting seller offering expenses of approximately $229,500. At March 31, 2014, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders. At March 31, 2014, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the three months ended March 31, 2014, net cash used in operations was approximately $52,500 as compared to net cash provided by operations of approximately $966,100 in the same period last year. The decrease in cash flow from operating activities reflects longer timing differences between billing and collection and lower billable revenues as compared to the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. We also make investments in software development related to our proprietary telecommunications expense management and Public Key Infrastructure software certificate credentialing tools and applications. For the three months ended March 31, 2014, cash used in investing activities was approximately $157,800 as compared to approximately $104,000 in the same period last year. The continuing property and equipment expenditures in the three months ended March 31, 2014 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth. On May 1, 2014, we purchased all of the equity interests of SCL for approximately $6.0 million, consisting of $5.0 million in cash at closing, subject to post-closing net working capital adjustments and a note payable in the amount of $1.0 million. The note accrues simple interest at the annual rate of 3% and provides for a lump sum payment of principal and interest on May 31, 2015; provided, however, that in the event that SCL fails to generate gross revenue for the three (3) months ending April 30, 2015 that is at least equal to 75% of the gross revenue generated by SCL for the three (3) months immediately preceding the acquisition of SCL, then the full face value of the note shall be abrogated and all obligations under the note shall be cancelled and waived. This acquisition was funded with cash on hand and, therefore, reduced available cash balances subsequent to March 31, 2014.

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises. For the three months ended March 31, 2014, cash provided by financing activities was approximately $10.3 million as compared to cash used in financing of approximately $202,300 in the same period last year. The increase in cash provided by financing year is driven by the same factors described in our discussion above about our change in net working capital. Also, we repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt.

We believe our current cash position and our working capital credit facility are sufficient to meet our minimum requirements for our current business operations (including sales and marketing initiatives and platform consolidation projects), although any expansion of our operational needs, including as a result of any new contracts, could require additional working capital. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014 to provide such reasonable assurances.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2014 due to the existence of the following material weaknesses:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the three month period ended March 31, 2014. Management made progress on implementing its remediation plan as described below:

▪	Inadequate policies and procedures - We developed a centralized set of policies and procedures and deployed centralized forms to streamline collection of transactional accounting data and information across all business operations. We are continuing to develop additional forms to remediate collection of complex transactional accounting data used to record financial transactions and prepare our financial statement disclosures. We plan on conducting training and education for select members of our sales, operational and financial staff.

▪	Inadequate segregation of duties within an account or process – We evaluated job responsibilities and established better segregation of duties when recording financial transactions that impact internal control over financial reporting. We are evaluating technology solutions that can minimize manual transactional reporting and automate segregation of duties for financial transactions, accounts and processes.

We believe that these measures, when effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	May 15, 2014	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	May 15, 2014	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

