Form 10-Q
period 2014-06-30
WIDEPOINT CORP
filed 2014-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 14, 2014, there were 73,130,328 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,103,311	$-
Accounts receivable, net of allowance for doubtful accounts of $29,794 and $30,038 in 2014 and 2013, respectively	6,177,272	7,612,400
Unbilled accounts receivable	2,860,011	1,561,030
Inventories	35,871	61,338
Prepaid expenses and other assets	549,789	533,944
Income taxes receivable	-	763

Total current assets	13,726,254	9,769,475

NONCURRENT ASSETS
Property and equipment, net	1,836,865	1,545,951
Intangibles, net	4,080,957	3,613,271
Goodwill	20,838,927	16,618,467
Deferred income tax asset, net of current	5,498,201	4,407,630
Deposits and other assets	118,228	120,046

TOTAL ASSETS	$46,099,432	$36,074,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$-	$916,663
Short term note payable	34,529	119,336
Accounts payable	3,550,495	3,228,586
Accrued expenses	4,221,829	4,407,286
Deferred revenue	829,257	40,911
Income taxes payable	21,121	217,982
Deferred income taxes	700,743	700,743
Current portion of long-term debt	2,164,185	1,150,455
Current portion of deferred rent	71,547	78,525
Current portion of capital lease obligations	75,835	45,125

Total current liabilities	11,669,541	10,905,612

NONCURRENT LIABILITIES
Long-term debt, net of current portion	1,759,501	2,509,492
Capital lease obligation, net of current portion	70,592	57,119
Deferred rent, net of current portion	18,395	2,421
Deferred revenue	68,672	82,494
Deposits and other liabilities	1,964	1,964

Total liabilities	13,588,665	13,559,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 73,040,329 and 63,907,357 shares issued and outstanding, respectively	73,040	63,907
Additional paid-in capital	81,484,180	69,867,491
Accumulated other comprehensive (loss) income	(34,856)	-
Accumulated deficit	(49,011,597)	(47,415,660)

Total stockholders’ equity	32,510,767	22,515,738

Total liabilities and stockholders’ equity	$46,099,432	$36,074,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
REVENUES	$12,394,021	$11,343,962	$21,996,800	$23,312,068
COST OF REVENUES (including amortization and depreciation of $391,899, $363,609, $666,840, and $737,928, respectively)	8,780,226	7,816,920	15,915,767	16,510,574

GROSS PROFIT	3,613,795	3,527,042	6,081,033	6,801,494

OPERATING EXPENSES
Sales and Marketing	1,038,059	880,303	1,883,171	1,686,120
General and Administrative Expenses (including share-based compensation of $83,988, $58,281, $166,704, and $112,268, respectively, and gain on change in fair value of contingent obligation of $0, $369,000, $0, and $589,000, respectively)	3,666,282	2,386,801	6,722,120	4,913,616
Depreciation and Amortization	143,219	73,241	212,729	139,519

Total Operating Expenses	4,847,560	3,340,345	8,818,020	6,739,255

(LOSS) INCOME FROM OPERATIONS	(1,233,765)	186,697	(2,736,987)	62,239

OTHER INCOME (EXPENSE)
Interest Income	4,594	2,612	5,324	3,461
Interest (Expense)	(46,332)	(55,937)	(92,558)	(115,519)
Other Income (Expense)	5,924	4,134	11,799	8,505

Total Other Income (Expense)	(35,814)	(49,191)	(75,435)	(103,553)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,269,579)	137,506	(2,812,422)	(41,314)
INCOME TAX BENEFIT	(600,340)	(1,845)	(1,216,485)	(145,396)

NET (LOSS) INCOME	$(669,239)	$139,351	$(1,595,937)	$104,082

BASIC EARNINGS PER SHARE	$(0.009)	$0.002	$(0.023)	$0.002

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	72,998,461	63,751,857	69,929,300	63,751,857

DILUTED EARNINGS PER SHARE	$(0.009)	$0.002	$(0.023)	$0.002

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	72,998,461	63,936,607	69,929,300	63,908,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,595,937)	$104,082
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,098,027)	(248,225)
Depreciation expense	224,128	188,705
Provision for doubtful accounts	(244)	57,403
Amortization of intangibles	655,441	688,742
Amortization of deferred financing costs	4,728	5,819
Share-based compensation expense	166,704	112,268
Gain on change in fair value of contingent obligation	-	(589,000)
Loss on disposal of equipment	4,510	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,459,732	3,330,619
Inventories	76,051	27,927
Prepaid expenses and other current assets	141,598	118,204
Other assets excluding deferred financing costs	(2,910)	(3,637)
Accounts payable and accrued expenses	(1,006,496)	(2,509,034)
Income tax (payable) receivable	(184,780)	214,135
Deferred revenue	(112,747)	59,902

Net cash (used in) provided by operating activities	(1,268,249)	1,557,910

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(176,543)	(235,375)
Software development costs	(138,781)	-
Business combination, net of cash acquired	(4,079,628)	-

Net cash used in investing activities	(4,394,952)	(235,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	4,266,689	481,018
Repayments of bank line of credit advances	(5,183,352)	(481,018)
Principal repayments of long term debt	(736,261)	(655,059)
Principal repayments under capital lease obligations	(22,922)	(21,036)
Proceeds from public stock offering, net of offering costs	11,425,118	-
Proceeds from exercise of stock options	34,000	-

Net cash provided by (used in) financing activities	9,783,272	(676,095)

Net effect of exchange rate on cash and equivalents	(16,760)	-

NET INCREASE IN CASH	4,103,311	646,440

CASH, beginning of period	-	1,857,614

CASH, end of period	$4,103,311	$2,504,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$99,677	$93,632
Cash paid for income taxes	$91,527	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$-	$50,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997. The Company is a global provider of information technology (IT) based products, services, and solutions. The Company offers secure, cloud-based, enterprise-wide information technology-based solutions that enable commercial markets, and federal and state government organizations, to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. The Company has sales and operational offices strategically located throughout the continental United States, Ireland, the Netherlands and the United Kingdom. The Company’s principal executive and administrative headquarters is located in McLean, Virginia. See Note 3 for additional discussion regarding a recent business acquisition during the second quarter of 2014.

Nature of Operations

The Company has grown through the targeted acquisition of specialized IT companies that now provide a complementary suite of products and services for its Managed Mobility Solutions (MMS) offering. The Company’s MMS offers a portfolio of information technology based services and products with a set of streamlined mobile communications management, identity management, telecommunications data intelligence and consulting solutions that provide its customers with the ability to manage and protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of the Company’s solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the marketplace and the demands of its customers. The Company may authorize the use of discretionary operating capital to fund the development of MMS offerings, functionality and/or streamline the operation of its proprietary applications.

The Company’s operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract awarded and general economic conditions. A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2014 and for each of the three and six month periods ended June 30, 2014 and 2013, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six month periods ended June 30, 2014 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s Consolidated Statements of Operations, depending on the nature of the activity.

Reclassifications

The Company reclassified amounts representing short term insurance financing arrangements previously included in the caption “principal repayments of short-term notes payable” within the caption “accounts payable and accrued expenses” on the condensed consolidated statement of cash flows presentation to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of assets and liabilities acquired in connection with a business combination, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first six months of 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Segment Reporting

The Company’s MMS offering is a portfolio of enterprise-wide information technology-based services which comprise a single MMS business from which the Company earns revenues and incurs costs. Currently the Company’s MMS offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its MMS business as a single segment. See Note 14 for detailed information regarding the composition of MMS services.

Accounting Standards Update

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is evaluating the effect that ASU 2014-09 may have on our consolidated financial statements and related disclosures. The Company has neither selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

3.	Business Combinations

Soft-ex Communications Limited

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited (“SHL”), and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). As a result of this transaction, SCL became a wholly-owned subsidiary of WidePoint. WidePoint acquired all of the outstanding equity of SCL for $6.0 million. The purchase price for the outstanding equity of SCL consisted of (i) the payment at closing of cash in the amount of $5 million, subject to a post-closing net working capital adjustment, and (ii) the delivery of a subordinated unsecured loan note in the principal amount of $1.0 million (the “Note”).

WidePoint’s long term strategic objective of expanding its services and presence outside of the United States was launched with the acquisition of SCL. SCL is a leading supplier of telecom data intelligence services offered as a Software-as-a-Service (SaaS) solution that provides unique online data intelligence for Communication Service Providers (CSPs) and their enterprise customers for fixed, mobile, and IP/PABX communications. The addition of SCL complements the Company’s MMS offering and provides access to global CSPs and their customers and partners in over 90 countries throughout European and Middle Eastern markets.

SCL’s principal executive and administrative office headquarters is in Dublin, Ireland. SCL has two operating subsidiaries, Soft-Ex BV and Soft-Ex UK Limited, which maintain offices and operations in the Netherlands and the United Kingdom, respectively. SCL has been in business since 1989.

Purchase Consideration

The Company has not completed the detailed fair value calculations necessary to estimate the fair value of the assets acquired and the liabilities assumed and the related allocations of purchase consideration, nor has the Company identified all adjustments necessary to conform SCL’s accounting policies to the Company’s accounting policies. The excess of purchase price over the net tangible and intangible assets will be preliminarily recorded as goodwill. The following table sets forth the provisional fair value of consideration paid in connection with acquisition of SCL as of May 1, 2014 (unaudited):

Cash consideration	$5,000,000	(1)
Contingent subordinated unsecured loan note payable consideration	1,000,000	(2)
Net working capital escrow adjustment to consideration paid	-	(3)

Fair value of consideration paid	$6,000,000

(1) The Company used operating cash on hand of $5.0 million, of which $4.35 million was released to the seller upon closing of the transaction and the remainder was delivered into escrow. Under the terms of the escrow agreement, the funds shall be released (subject to satisfaction of the terms of the escrow agreement) in two amounts with the first release of $0.15 million on or about May 1, 2015 and the second release of $0.5 million on or about August 1, 2015. The release of funds held in escrow may be subject to adjustment based on final net working capital as described in (3) below.

(2) The Company issued a subordinated unsecured loan Note in the principal amount of $1.0 million to satisfy the remainder of the purchase price. This is a US dollar denominated obligation. The Note accrues interest at the annual rate of 3% and provides for a lump sum payment of principal and interest on May 31, 2015; provided however that in the event that SCL fails to generate gross revenue for the three (3) months ending April 30, 2015 that is at least equal to 75% of the gross revenue generated by SCL for the three (3) months immediately preceding the acquisition of SCL, then the full face value of the Note shall be abrogated and all obligations of WGS under the Note shall be cancelled and waived. The principal amount may be subject to adjustment based on final net working capital as described in (3) below.

(3) Purchase consideration may be adjusted further upon determination of final net working capital as of May 1, 2014. Upon receipt of final net working capital the Company will determine the adjustment, if any, to purchase consideration. Under the terms of the Agreement there is a minimum required net working capital of €0.5 million ($0.7 million). The closing balance sheet shall be prepared in accordance with Irish GAAP within a reasonable period of time after the transaction close. To the extent the final closing net working capital results in a short fall of $50,000 (€36,150) or less, this shortfall shall be released to the Company from the second release tranche. If the net working capital shortfall is greater than $50,000 (€36,150), the Company shall offset this amount against the subordinated unsecured loan note as described in (2) above. To the extent the final closing net working capital results in a surplus of $50,000 (€36,150) or less, this surplus shall be paid into escrow by the Company into the second release tranche. If the net working capital surplus is greater than $50,000 (€36,150), the Company shall increase the subordinated unsecured loan note by the amount of the surplus.

Fair Value of Assets Acquired and Liabilities Assumed

The Company has not completed detailed fair value calculations necessary to estimate the fair value of the assets acquired and the liabilities assumed and the related allocations of purchase consideration, nor has the Company identified all adjustments necessary to conform SCL’s accounting policies to the Company’s accounting policies. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed in connection with acquisition of SCL as of May 1, 2014 (unaudited):

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$920,372
Trade receivables	1,294,573
Other current assets	248,026
Property and equipment	333,650
Intangibles	984,923
Other assets	2,437
Accounts payable and accrued expenses	(1,937,627)
Capital lease obligation	(66,814)

Total identifiable net assets acquired	$1,779,540

Goodwill	4,220,460

Total purchase price	$6,000,000

Transaction Costs

The Company incurred acquisition related due diligence, legal and accounting and transaction costs (including Irish stamp taxes and other processing costs) in connection with acquisition of SCL. For the three and six month periods ended June 30, 2014, the Company incurred costs of approximately $180,000 and $250,300, respectively. These transaction-related costs were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the periods presented.

Employment Agreements

In connection with acquisition of SCL, the Company entered into an employment agreement Ian Sparling, the Chief Executive Officer of SCL (the “Employment Agreement”), for Mr. Sparling to continue to serve as the Chief Executive Officer of SCL. The Employment Agreement provides for an annual base salary of €175,000 ($241,500). In addition, Mr. Sparling shall be eligible to receive bonus compensation of up to 50% of his annual salary. Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 ($22,800) and SCL will contribute up to €15,000 ($20,700) to SCL's pension scheme.

Mr. Sparling was also granted an option to purchase 200,000 shares of common stock of WidePoint. The option has a term of 7 years, with the option to vest in full on the fifth anniversary of the grant date of the option. The vesting date of the option will accelerate in the event that certain performance goals are achieved or in the event of a change in control of WidePoint. Options were granted at market price on the date of grant.

The Employment Period will continue unless terminated earlier by (i) Mr. Sparling or SCL upon 9 months' advance written notice to the other party, (ii) SCL, immediately upon the provision of written notice to Mr. Sparling, provided that the remuneration to which Mr. Sparling is entitled under the Employment Agreement shall continue for a period of 9 months following such termination, or (iii) by SCL upon the occurrence of certain events or actions by Mr. Sparling, including Mr. Sparling being declared bankrupt or being found guilty of fraud, serious misconduct or willful neglect to carry out his duties under the Employment Agreement. Mr. Sparling agreed not to compete with the Company during the twelve months following a termination of his employment.

Supplemental Unaudited Pro Forma Information

The accompanying unaudited pro forma condensed consolidated financial information were prepared in accordance with the purchase method of accounting. The pro forma adjustments presented herein are preliminary, and do not reflect estimated amortization resulting from intangible assets, and may not reflect any final purchase price adjustments made. As the final fair value calculations are being prepared, increases or decreases in the fair value of relevant balance sheet amounts will result in adjustments, which may result in material differences from the information presented herein.

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for each of the three and six month periods ended June 30, 2014 and 2013 have been prepared as if the acquisition of SCL had occurred at January 1, 2013 (unaudited):

	THREE MONTHS ENDED JUNE 30,				SIX MONTHS ENDED JUNE 30,
	2014		2013		2014		2013
	(a)		(a)		(a)		(a)
	(Unaudited)
Revenues, net	$12,871,000		$12,866,000		$23,930,000		$26,111,000
Net (loss) income	$(943,000	)(b)	$353,000	(b)	$(1,741,000	)(b)	$275,000	(b)
Basic (loss) earnings per share	$(0.013)		$0.006		$(0.025)		$0.004
Diluted (loss) earnings per share	$(0.013)		$0.006		$(0.025)		$0.004

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three and six month periods ended June 30, 2014 and 2013 for WidePoint. SCL’s most recently completed fiscal year end was April 30, 2014 which differs from WidePoint’s December 31 year end. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-Q quarterly unaudited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the three and six month periods ended June 30, 2014 and 2013 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3715, $1.3709, $1.3056 and $1.3130, respectively.

(b) As more fully described above under “purchase consideration”, in conjunction with the share sale and purchase agreement with SCL, WidePoint issued a subordinated unsecured loan Note in the principal amount of $1.0 million. Pro forma interest expense was calculated for this Note under the assumption that the probability of failing to generate adequate gross revenues is considered remote at this time based on projection available at the time of the transaction. Pro forma interest expense adjustments included for each of the three and six month periods ended June 30, 2014 and 2013 was approximately $7,500 and $15,000, respectively.

4.	Fair Value Measurements

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

▪	Quoted prices for similar assets or liabilities in active markets,

▪	Quoted prices for identical or similar assets or liabilities in markets that are not active ,

▪	Inputs other than quoted prices that are observable for the asset or liability, and

▪	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would likely use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the three or six month periods ended June 30, 2014 or 2013. At June 30, 2014, all of the Company’s assets and liabilities are classified as Level 1.

5.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$3,421,872	$2,782,179
Government	2,785,194	4,860,259
Gross accounts receivable	6,207,066	7,642,438
Less: allowances for doubtful accounts	(29,794)	(30,038)

Accounts receivable, net	$6,177,272	$7,612,400

Unbilled accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$452,672	$435,230
Government	2,407,339	1,125,800

Unbilled accounts receivable	$2,860,011	$1,561,030

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Transportation Security Administration	17%	20%	20%	19%
Department of Homeland Security	19%	18%	19%	18%
Lockheed Martin	—	—	—	11%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	JUNE 30,	DECEMBER 31,
	2014	2013
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	11%	19%
Department of Homeland Security (“DHS”)	11%	8%
US Airforce	—	14%

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,338,898	2,052,280
Furniture and fixtures	289,370	218,939
Leasehold improvements	368,596	368,596
Automobile	160,391	2,400
Gross property and equipment	3,834,309	3,319,269
Less: accumulated depreciation and amortization	(1,997,444)	(1,773,318)

Property and equipment, net	$1,836,865	$1,545,951

There were no changes in the estimated useful life used to depreciate property and equipment during the three and six month periods ended June 30, 2014 and 2013. For each of the three month periods ended June 30, 2014 and 2013, property and equipment depreciation expense recorded was approximately $125,000 and $99,700, respectively. For each of the six month periods ended June 30, 2014 and 2013, property and equipment depreciation expense recorded was approximately $224,000 and $188,780, respectively. For each of the three and six month periods ended June 30, 2014 and 2013, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. In conjunction with the Company’s acquisition of SCL on May 1, 2014, the company assumed capital lease assets with a net book value of approximately $70,700. Total capitalized cost of equipment under capital leases at June 30, 2014 and December 31, 2013 was approximately $553,600 and $477,500, respectively. For each of the three and six month periods ended June 30, 2014 and 2013, the Company did not enter into any capital lease arrangements.

For the three month periods ended June 30, 2014 and 2013 depreciation expense for leased equipment was approximately $18,000 and $14,700, respectively. For the six month periods ended June 30, 2014 and 2013, depreciation expense for leased equipment was approximately $32,700 and $29,400, respectively. Accumulated depreciation for leased equipment at June 30, 2014 and December 31, 2013 was approximately $448,100 and $408,900, respectively. For the three month periods ended June 30, 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases at June 30, 2014 and December 31, 2013 was approximately $105,500 and $68,600, respectively.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows for the six months ended:

	JUNE 30,
	2014	2013
	(unaudited)
Beginning balances, January 1,	$16,618,467	$16,618,467
Additions:
Acquisition of Soft-ex Communications Ltd.	4,220,460	-

Ending balances, June 30,	$20,838,927	$16,618,467

The Company considered whether there were indicators of impairment during the six month period ended June 30, 2014 and determined that there were no quantitative or qualitative factors that would indicate impairment exists.

The Company’s intangible assets are comprised of purchased intangibles consisting of customer relationships, channel relationships, telecommunications software, trade names and trademarks and non-compete agreements. The Company’s intangible assets also include internally developed software used in the sales and delivery of its MMS offering. The Company has intangible assets with a net carrying value of $4,080,957 as of June 30, 2014. The aggregate intangible asset amortization expense recorded for the three and six month periods ended June 30, 2014 and 2013 was approximately $353,000, $336,900, $655,400 and $688,700, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 4.0 years at June 30, 2014.

During the three months ended June 30, 2014, the Company completed the acquisition of SCL (as more fully described in Note 3 above) and included the carrying value of intangible assets on a preliminary basis until a detailed fair value calculation is prepared. As the final fair value calculations are being prepared, increases or decreases in the fair value of relevant balance sheet amounts will result in adjustments, which may create material differences in preliminary provisional goodwill and intangible balances and weighted average intangible asset amortization life presented herein.

For the three month period ended June 30, 2014 there were no additions of internally developed (cybersecurity software) intangible assets. For the six month period ended June 30, 2014 there were additions of internally developed (cybersecurity software) intangible assets of approximately $138,800. There were no disposals of intangible assets for the three and six month periods ended June 30, 2014. There were no material additions or dispositions of intangible assets for the three and six month periods ended June 30, 2013.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified federal receivables and up to 80% of qualified commercial receivables, less any amounts outstanding on the Cardinal Bank term note. The line of credit facility was extended on June 27, 2014 by Cardinal Bank to September 30, 2014 to permit the Company time to incorporate its recent acquisition of SCL on May 1, 2014. The Company was advanced approximately $4.3 million and repaid approximately $5.2 million during the six month period ended June 30, 2014. There was no outstanding balance on the credit facility at June 30, 2014.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$476,432	$484,532
Cardinal Bank term note dated December 31, 2011 (2)	2,113,920	2,508,748
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	333,334	666,667
Contingent subordinated unsecured loan note payable dated May 1, 2014 (4)	1,000,000	-

Total	3,923,686	3,659,947
Less: current portion	(2,164,185)	(1,150,455)

Long-term debt, net of current portion	$1,759,501	$2,509,492

(1) On December 17, 2010, the Company entered into a real estate purchase agreement to acquire an operations and call center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement, the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

(2) On December 31, 2011, the Company entered into a $4.0 million 5-year term note with Cardinal Bank (“Cardinal Bank Term Note”) to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. (“AGS”) dated December 30, 2011. The term note bears interest at 4.5% with monthly principal and interest payments of approximately $74,694, and matures on December 30, 2016. The term note is secured under a corporate security agreement.

(3) On December 31, 2011, the Company entered into a $1.0 million subordinated 3-year term non-contingent note (“term note”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 3.0% with estimated remaining annual principal payments of $333,334 payable on April 15, 2015. The note matures on April 15, 2015. The Company paid the second installment due on April 15, 2014. The term note is subordinated to the Cardinal Bank Term Note.

(4) On May 1, 2014, the Company entered into a $1.0 million 1-year term contingent subordinated unsecured loan note with SCL to fund a portion of the purchase price paid in connection with the Share Sale and Purchase Agreement with SHL dated May 1, 2014. The term note bears interest at 3.0% with an estimated lump-sum principal payment of $1.0 million payable on May 1, 2015. The term note is subordinated to the Cardinal Bank Term Note.

  Financial Covenant Compliance

The credit facility with Cardinal Bank requires the Company to maintain certain financial covenants, including maintaining (i) a debt service ratio of at least 1.2:1.0, (ii) a tangible net worth of at least $4.5 million and (iii) a current ratio of at least 1.1:1.0. On March 3, 2014, the Company completed a public offering of common stock which immediately brought the Company into compliance with its tangible net worth and current ratio financial covenants. As of June 30, 2014, the Company was not in compliance with its debt service ratio. The Company previously obtained a waiver from its financial institution as of December 31, 2013 through December 31, 2014 for compliance with such covenants. The Company is in the process of renewing its credit facility with Cardinal Bank and believes that it is more likely than not that the credit facility will be renewed and covenant compliance matters remediated. The Company believes the presentation of its debt obligations as long term remains appropriate at June 30, 2014.

  Capital Lease Obligations

The Company has leased certain equipment under capital lease arrangements which expire in 2016. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the three or six month periods ended June 30, 2014.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2014, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2014 or December 31, 2013. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2014, the Company had recorded a deferred tax asset of approximately $5.5 million reflecting the benefit of approximately $17.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $14.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Realization of this deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. During the first quarter of 2014, the Company received new task orders under the DHS blanket purchase order award. This award is an individually significant factor in supporting the realization of its net operating loss carry forward deferred tax asset. In the event this award is delayed or cancelled the Company may have to reassess the necessity for a valuation allowance against this deferred tax asset.

No tax benefit has been associated with the exercise of stock options for the three and six month periods ended June 30, 2014 and 2013, respectively, because of the existence of NOL carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable. The tax benefit associated with the exercise of stock options included in NOL’s that will be credited to additional paid-in capital when the NOL’s are used to reduce taxes currently payable is approximately $4.1 million. As of June 30, 2014, there were no changes in the valuation allowance as there were no events that occurred which would indicate utilization of net operating loss deductions would be further limited.

10.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three or six month periods ended June 30, 2014 and 2013.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2014, there were 73,040,329 shares of common stock outstanding.

Public Offering

On February 26, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) relating to an underwritten public offering of 7,876,497 shares of the Company’s common stock, par value $0.001 per share. On February 27, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,181,475 shares of common stock. On March 3, 2014, the Company completed the public offering of 9,057,972 shares of its common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to the Company from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $11.4 million after paying offering expenses of approximately $0.3 million incurred by the Company to complete the public offering.

Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises for the three and six month periods ended June 30, 2014 were 75,000. The Company realized gross proceeds of $34,000 from the exercise of stock options. See Note 11 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based on achievement of future performance goals of the Company. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the three or six month periods ended June 30, 2014. At June 30, 2014, the Company had approximately $294,800 of total unamortized RSA compensation expense.

Stock Option Awards

For each of the three and six month periods ended June 30, 2014, the Company granted stock options of 310,000 and 360,000 (of which 50,000 was granted to a non-employee consultant), respectively. The fair value of each this option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rate of 0.35% to 2.21% and expected life in years of approximately 7 years (or 2 years for non-employee consultants). Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock of approximately 73.7% to 85.9%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Stock option awards reflected in the tables below cover the period from 1999 through June 30, 2014. A summary of the stock option award activity under our plans during the six months ended June 30, 2014 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
	(Unaudited)
Non-vested balances, January 1, 2014	1,900,000	$0.36
Granted	360,000	$1.03
Vested	(594,162)	$0.30
Non-vested balances, June 30, 2014	1,665,838	$0.53	2.3

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
	(Unaudited)
Options outstanding, January 1, 2014	3,336,500	$0.72
Granted	360,000	$1.45
Exercised	(75,000)	$0.45
Options outstanding, June 30, 2014	3,621,500	$0.79	3.7

Options outstanding and exercisable, June 30, 2014	1,955,662	$0.73	2.5

Aggregate intrinsic value represents total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic values of all options that were outstanding and the portion of those outstanding that were exercisable as of June 30, 2014, were $3.5 million and $2.0 million, respectively.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and six month periods ended June 30, 2014 and 2013, the Company recognized share-based compensation expense of approximately $84,000, $58,300, $166,700 and $112,300, respectively. During the six month period ended June 30, 2014 there were no fully vested stock options that expired unexercised and/or were cancelled as a result of employment terminations.

At June 30, 2014, the Company had approximately $604,300 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.3 years.

See Note 9 for discussion about the tax benefit associated with the exercise of stock options.

12.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows during the three month period ended June 30, 2014 (unaudited):

Balances, May 1, 2014	$-

Net foreign currency translation (loss)	(34,856)

Balances, June 30, 2014	$(34,856)

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net (loss) income	$(669,239)	$139,351	$(1,595,937)	$104,082
Weighted average number of common shares	72,998,461	63,751,857	69,929,300	63,751,857
Basic EPS	$(0.009)	$0.002	$(0.023)	$0.002

Basic EPS Computation:
Net (loss) income	$(669,239)	$139,351	$(1,595,937)	$104,082

Weighted average number of common shares	72,998,461	63,751,857	69,929,300	63,751,857
Incremental shares from assumed conversions of stock options	-	184,750	-	156,895
Adjusted weighted average number of common shares	72,998,461	63,936,607	69,929,300	63,908,752

Diluted EPS	$(0.009)	$0.002	$(0.023)	$0.002

14.	Details of Consolidated Revenue

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
MMS Service Mix	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Carrier Services	$4,301,378	$4,232,388	$8,253,070	$8,330,729
Management Services	4,604,498	4,829,980	8,400,497	10,000,200
Resale and Other Services	3,488,145	2,281,594	5,343,233	4,981,139

	$12,394,021	$11,343,962	$21,996,800	$23,312,068

15.	Commitments and Contingencies

Operating Lease Commitments

Except for the assumption of certain lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the three or six month periods ended June 30, 2014.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. On February 18, 2014, the Company entered into an amendment to the Company’s employment agreements with Steve L. Komar, Chief Executive Officer, and James T. McCubbin, Executive Vice President and Chief Financial Officer, to extend the term of their original employment through March 31, 2016 at a salary of $260,000 and no change to the benefit levels then in effect. The Company has the option to terminate Messer’s Komar and McCubbin’s employment agreements as of March 31, 2015 by giving written notice on or before January 31, 2015. The Company has an employment agreement with certain members of SCL management as more fully described in Note 3 to the condensed consolidated financial statements.

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

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the ability to successfully integrate the operations Soft-ex Communications Ltd. (SCL); (v) decreased government spending, (vi) changes in government regulations, (vii) our focus on selling higher margin services, and (viii) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

During the first quarter of 2014, we rolled out our Certificate-on-Device service. Our Certificate-on-Device service is a robust cloud-based internally developed service that provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets. Certificate-on-Device enables an enterprise to attain a greater level of network security than user authentication alone by ensuring that only authorized devices connect to an organization's IT infrastructure. During the second quarter of 2014 we successfully loaded secure digital certificates onto a number of individual mobile devices, tablets and operating system platforms. We are also delivering machine to machine digital certificates that support data in motion. We are working with leading suppliers and manufacturers of mobile devices to develop mobile devices with this capability built-in as a ready feature and to accommodate other device operating systems.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Acquisition of Soft-Ex Communications Limited

On May 1, 2014, we purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). SCL, with headquarters in Dublin, Ireland. SCL is a provider of telecom data intelligence services offered as a software as a service solution throughout the European and Middle Eastern markets. SCL has two operating subsidiaries, Soft-Ex BV and Soft-Ex UK Limited, which maintain offices and operations in the Netherlands and the United Kingdom, respectively. We believe the combination of WidePoint’s secure managed mobility services coupled with Soft-Ex’s European and Middle East presence, channel partners, and additional portfolio of services provides our combined operations with a stronger base of operations, services and global growth opportunities. The transaction complements Soft-Ex’s focus and expertise in delivering business intelligence and subscriber data intelligence to the global telecommunications service provider market. Through the combination of our partnerships and customers we believe that we can leverage Soft-Ex’s innovative Software-as-a-Service solutions combined with the scale and breadth of WidePoint’s managed mobility offerings, optimizing the core strengths of both organizations.

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consist of salaries and benefits paid to our technical, marketing and administrative personnel. These costs are largely fixed and may not be adjusted as quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Another significant source of operational costs are payments to technical subcontractor labor and vendor-related costs in connection with the delivery of our information technology based services.  These costs are tied to contracts and may be adjusted more quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013

Revenues. Revenues for the three month period ended June 30, 2014 were approximately $12.4 million, an increase of approximately $1.1 million as compared to approximately $11.3 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
MMS Service Mix	2014	2013	Variance
	(Unaudited)

Carrier Services	$4,301,378	$4,232,388	$68,990
Management Services	4,604,498	4,829,980	(225,482)
Resale and Other Services	3,488,145	2,281,594	1,206,551

	$12,394,021	$11,343,962	$1,050,059

We believe the following factors contributed to higher revenues:

▪	Our carrier services were slightly higher compared to the same quarter last year as a result of the recognition of initial task orders issued related to our recent U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. We anticipate carrier services will further expand during the second half of 2014 as we commence work under additional task orders presently being issued and/or being prepared by DHS in the near term.

▪	Our managed services were lower as a result of the transition of our DHS award and related new task orders being issued and some commercial customer attrition, partially offset by additional revenues from our recent acquisition of SCL of approximately $0.9 million. We anticipate managed services will grow as additional task orders are issued during the second half of 2014 and recent commercial contracts awards are implemented.

▪	Our resale and other services expanded as a result of increased software resale transactions and to a lesser extent an increase in consulting services. We anticipate that resale and other services could be erratic quarter to quarter due to timing of federal procurement activity.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2014 was approximately $8.8 million (or 71% of revenues), as compared to approximately $7.8 million (or 69% of revenues) in the same period last year. The increase in cost of revenues is largely due to an increased amount of low margin software resale activity during the quarter. The addition of SCL cost of sales did not have a material effect on our cost of revenues for the three month period ended June 30, 2014.

Gross Profit. Gross profit for the three month period ended June 30, 2014 was approximately $3.6 million (or 29% of revenues), as compared to approximately $3.5 million (or 31% of revenues) in the same period last year. The dollar basis increase in gross profit was due to the addition of SCL’s higher margin revenue, partially offset by sales of low margin government product resale revenues.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2014 was approximately $1.0 million (or 8% of revenues), as compared to approximately $0.9 million (or 8% of revenues) in the same period last year. The dollar basis increase in sales and marketing expense reflects the addition of SCL of approximately $0.3 million. There were no significant changes in our sales and marketing programs and initiatives as compared to the same period last year.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2014 were approximately $3.7 million (or 30% of revenues), as compared to approximately $2.4 million (or 21% of revenues) in the same period last year. General and administrative expenses for the three month period ended June 30, 2013 included a non-cash gain of approximately $0.4 million that reflected a reduction in the fair value of a contingent obligation (related to the acquisition of Avalon Global Solutions, Inc. (“AGS”)) as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the three month period ended June 30, 2013 would have been approximately $2.8 million (or 24% of revenues). Excluding the non-cash gain, we believe a combination of events contributed to an increase in general and administrative expense as set forth below:

▪	General and administrative costs attributable to SCL (approximately $528,000);
▪	Non-recurring technology infrastructure and research and development costs (approximately $200,000); and
▪	Non-recurring audit, legal and tax acquisition-related transaction costs incurred to acquire SCL (approximately $180,000).

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended June 30, 2014 was approximately $143,200 as compared to approximately $73,200 in the same period last year.  The increase in depreciation expense is primary due to the inclusion of SCL’s pool of depreciable assets during the quarter.

Interest Income. Interest income for the three month period ended June 30, 2014 was approximately $4,600, as compared to approximately $2,600 in the same period last year.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended June 30, 2014 was approximately $46,300 as compared to approximately $55,900 in the same period last year.  The decrease in interest expense was predominantly due to reversal of accrued interest related to a contingent promissory note obligation that had a fair value of zero at end of fiscal 2013, partially offset by an increase in interest expense related to an unsecured loan note payable issued in connection with the SCL acquisition. There were no significant changes in the terms of other interest bearing debt during the three months ended June 30, 2014.

Income Taxes. Income tax benefit for the three month period ended June 30, 2014 was approximately $0.6 million, as compared to approximately $1,800 in the same period last year.  The income tax expense recognized in the three month period ended June 30, 2014 reflects state and foreign income taxes, offset by estimated federal net operating losses generated during the second quarter.

Net (Loss) Income. As a result of the factors above, the net loss for the three month period ended June 30, 2014 was approximately $(669,200), as compared to net income of approximately $139,300 in the same period last year.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Revenues. Revenues for the six month period ended June 30, 2014 were approximately $22.0 million, a decrease of approximately $1.3 million as compared to approximately $23.3 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
MMS Service Mix	2014	2013	Variance
	(Unaudited)

Carrier Services	$8,253,070	$8,330,729	$(77,659)
Management Services	8,400,497	10,000,200	(1,599,703)
Resale and Other Services	5,343,233	4,981,139	362,094

	$21,996,800	$23,312,068	$(1,315,268)

We believe a combination of events, including delays affecting our customers operations caused by severe winter snow storms during the first quarter of 2014 and government contracts in transition, partially offset by the acquisition of SCL, contributed to our lower revenues as set forth below:

▪	Our carrier services were slightly lower compared to the same period last year as a result of the transition of our DHS award and delays in DHS BPA task order issuances until the second quarter of 2014. We anticipate carrier services will expand during the second half of 2014 as we commence work under task orders presently being issued and/or being prepared by DHS under the BPA.

▪	Our managed services were lower compared to the same period last year due to changes in timing of purchases of credentials by a prime contractor for a major federal government credentialing program. The prior prime contractor procured our services on a bulk basis, while the current prime contractor is procuring our services on a month to month basis. This decrease was partially offset by the addition of SCL revenues of approximately $0.9 million, the implementation of new commercial contract awards and additional task orders issued under our DHS BPA. We anticipate our managed services should expand as a full quarter of revenue from our recent acquisition of SCL is realized, additional task orders are issued under our DHS BPA, recent commercial contract awards are implemented, and the continued roll-out of our Certificate-on-Device service capability.

▪	Our resale and other services expanded as a result of increased software resale transactions, partially offset by a decrease in hardware resale transactions as compared to the same period last year. We anticipate that resale and other services could be erratic quarter to quarter due to timing of federal procurement activity and commercial customer mobile equipment upgrades and deployments. The timing of these revenues tend to be erratic.

We continue to believe the second half of 2014 may be stronger than the first half of 2014 as a result of delays in receipt of contract awards and task orders delivered for fulfillment during the second quarter of 2014.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2014 was approximately $15.9 million (or 72% of revenues), as compared to approximately $16.5 million (or 71% of revenues) in the same period last year. The decrease in cost of revenues reflects lower commercial mobile equipment upgrades and deployments and the planned redeployment of billable technology staff labor on MMS product development and infrastructure projects reflected in general and administrative expense.

Gross Profit. Gross profit for the six month period ended June 30, 2014 was approximately $6.1 million (or 28% of revenues), as compared to approximately $6.8 million (or 29% of revenues) in the same period last year. The dollar basis decrease in gross profit was due to lower mix of managed service sales compared to an increase in resale and other services, partially offset by increased cost of sales of approximately $39,000 from our recent acquisition of SCL.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2014 was approximately $1.9 million (or 9% of revenues), as compared to approximately $1.7 million (or 7% of revenues) in the same period last year. The dollar basis increase in sales and marketing expense reflects the addition of SCL of approximately $0.3 million. There were no significant changes in our sales and marketing programs and initiatives as compared to the same period last year.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2014 were approximately $6.7 million (or 31% of revenues), as compared to approximately $4.9 million (or 21% of revenues) in the same period last year. General and administrative expenses for the six month period ended June 30, 2013 include a non-cash gain of approximately $0.6 million that reflects a reduction in the fair value of a contingent obligation (related to the acquisition of Avalon Global Solutions, Inc. (“AGS”)) as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the six month period ended June 30, 2013 would have been approximately $5.5 million (or 24% of revenues). Excluding the non-cash gain, we believe a combination of events contributed to an increase in general and administrative expense as set forth below:

▪	General and administrative costs attributable to SCL (approximately $528,000);
▪	Non-recurring infrastructure and technology research and development costs (approximately $390,000); and
▪	Non-recurring audit, legal and tax acquisition-related transaction costs incurred to acquire SCL (approximately $250,300).

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the six month period ended June 30, 2014 was approximately $212,700 as compared to approximately $139,500 in the same period last year.  The increase in depreciation expense is primary due to the inclusion of SCL’s pool of depreciable assets during the period.

Interest Income. Interest income for the six month period ended June 30, 2014 was approximately $5,300, as compared to approximately $3,500 in the same period last year.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the six months ended June 30, 2014 was approximately $92,600 as compared to approximately $115,500 in the same period last year.  The decrease in interest expense predominantly due to reversal of accrued interest related to a contingent promissory note obligation that had a fair value of zero at end of fiscal 2013, partially offset by an increase in interest expense related to an unsecured loan note payable issued in connection with the SCL acquisition. There were no significant changes in the terms of other interest bearing debt during the six months ended June 30, 2014.

Income Taxes. Income tax benefit for the six month period ended June 30, 2014 was approximately $1.2 million, as compared to approximately $145,400 in the same period last year.  The income tax expense recognized in the three month period ended June 30, 2014 reflects state and foreign income taxes, offset by estimated federal net operating losses generated.

Net (Loss) Income. As a result of the factors above, the net loss for the six month period ended June 30, 2014 was approximately $(1.6) million, as compared to net income of approximately $104,100 in the same period last year.

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

The Company’s operations require working capital to fund planned growth strategies. At June 30, 2014, the Company’s net working capital was approximately $2.1 million. At December 31, 2013, the Company had net negative net working capital and financed operational requirements using its credit facility. On March 3, 2014, the Company completed a successful public offering of 9,057,972 shares of the Company’s common stock and realized net proceeds from this offering of approximately $11.4 million, after deducting seller offering expenses. The Company’s net working capital became positive after this public offering. During the six months ended June 30, 2014, the Company used approximately $5.0 million of the public offering proceeds to acquire Soft-ex Communications Ltd on May 1, 2014. The remainder of the proceeds were retained to fund operations and strategic investments. At June 30, 2014, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders. At June 30, 2014, there were no outstanding borrowings against the Company’s working capital credit facility.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. For the six months ended June 30, 2014, net cash used in operations was approximately $1.3 million as compared to net cash provided by operations of approximately $1.6 million in the same period last year. The decrease in cash flow from operating activities reflects longer timing differences between billing and collection and lower billable revenues as compared to the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. For the six months ended June 30, 2014, cash used in investing activities was approximately $4.4 million as compared to approximately $235,400 in the same period last year. On May 1, 2014, we purchased all of the equity interests of SCL for approximately $6.0 million, consisting of $5.0 million in cash at closing, subject to post-closing net working capital adjustments, and a note payable in the amount of $1.0 million. The continuing property and equipment expenditures in the six months ended June 30, 2014 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth. For the six months ended June 30, 2014, we also made investments of approximately $138,800 in software development related to our Public Key Infrastructure software certificate credentialing tools and applications.

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises. For the six months ended June 30, 2014, cash provided by financing activities was approximately $9.8 million as compared to cash used in financing of approximately $676,100 in the same period last year. The increase in cash provided by financing year is driven by the same factors described in our discussion above about our change in net working capital. Also, we repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt.

We believe our current cash position and our working capital credit facility are sufficient to meet our minimum requirements for our current business operations (including sales and marketing initiatives), although any expansion of our operational needs, including as a result of any new contracts, could require additional working capital. Our business environment is characterized by rapid technological change with periods of high growth and contraction, and is influenced by material events such as mergers and acquisitions that can substantially change our performance and outlook. Constant growth and technological change in our market makes it difficult to predict future liquidity requirements with certainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014 to provide such reasonable assurances.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the existence of the following material weaknesses:

▪	Inadequate policies and procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide our sales, operational and financial staff with consistent guidance and/or framework for the collection and documentation of complex financial transactions and accounting entries to record such transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions; and

▪	Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties to ensure that financial transaction processing for all financial transactions are not controlled by one person. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the three month period ended June 30, 2014. Management made progress on implementing its remediation plan as described below:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date: August 14, 2014	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date: August 14, 2014	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

