Form 10-Q
period 2014-09-30
WIDEPOINT CORP
filed 2014-11-13
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

As of November 13, 2014, there were 81,521,763 shares of the registrant’s Common Stock issued and outstanding.

    WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,079,485	$-
Accounts receivable, net of allowance for doubtful accounts	8,859,476	7,612,400
of $101,157 and $30,038 in 2014 and 2013, respectively
Unbilled accounts receivable	3,416,224	1,561,030
Inventories	39,084	61,338
Prepaid expenses and other assets	414,841	533,944
Income taxes receivable	-	763
Total current assets	15,809,110	9,769,475
NONCURRENT ASSETS
Property and equipment, net	1,710,790	1,545,951
Intangibles, net	3,728,542	3,613,271
Goodwill	20,838,927	16,618,467
Deferred income tax asset, net of current	699,350	4,407,630
Deposits and other assets	122,950	120,046
TOTAL ASSETS	$42,909,669	$36,074,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$392,222	$916,663
Short term note payable	45,420	119,336
Accounts payable	6,071,801	3,228,586
Accrued expenses	3,911,505	4,407,286
Deferred revenue	754,294	40,911
Income taxes payable	107,567	217,982
Deferred income taxes	700,743	700,743
Current portion of long-term debt	2,174,722	1,150,455
Current portion of deferred rent	2,169	78,525
Current portion of capital lease obligations	48,011	45,125

Total current liabilities	14,208,454	10,905,612

NONCURRENT LIABILITIES
Long-term debt, net of current portion	1,544,376	2,509,492
Capital lease obligation, net of current portion	83,145	57,119
Deferred rent, net of current portion	155,418	2,421
Deferred revenue	63,135	82,494
Deposits and other liabilities	1,964	1,964

Total liabilities	16,056,492	13,559,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 73,425,328 and 63,907,357 shares issued
and outstanding, respectively	73,425	63,907
Additional paid-in capital	81,800,617	69,867,491
Accumulated other comprehensive (loss)	(107,572)	-
Accumulated deficit	(54,913,293)	(47,415,660)

Total stockholders’ equity	26,853,177	22,515,738

Total liabilities and stockholders’ equity	$42,909,669	$36,074,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
REVENUES	$14,555,908	$12,222,505	$36,552,708	$35,534,573
COST OF REVENUES (including amortization and depreciation of $309,276, $363,040, $976,116, and $1,100,968, respectively)	10,571,518	9,243,536	26,487,285	25,754,110

GROSS PROFIT	3,984,390	2,978,969	10,065,423	9,780,463

OPERATING EXPENSES
Sales and Marketing	868,152	675,780	2,751,323	2,361,900
General and Administrative Expenses (including share-based compensation of $70,397, $68,659, $237,101, and $180,927, respectively, and gain on change in fair value of contingent obligation of $0, $661,000, $0, and $1,250,000, respectively)	3,816,100	2,282,991	10,538,220	7,196,607

Depreciation and Amortization	179,977	74,142	392,706	213,661
Total Operating Expenses	4,864,229	3,032,913	13,682,249	9,772,168

LOSS FROM OPERATIONS	(879,839)	(53,944)	(3,616,826)	8,295

OTHER INCOME (EXPENSE)
Interest Income	6,290	2,727	11,614	6,188
Interest (Expense)	(47,020)	(15,414)	(139,578)	(130,933)
Other Income (Expense)	(5,159)	5,927	6,640	14,432
Total Other Income (Expense)	(45,889)	(6,760)	(121,324)	(110,313)

LOSS BEFORE PROVISION FOR INCOME TAXES	(925,728)	(60,704)	(3,738,150)	(102,018)
INCOME TAX PROVISION (BENEFIT)	4,975,968	(355,525)	3,759,483	(500,921)

NET (LOSS) INCOME	$(5,901,696)	$294,821	$(7,497,633)	$398,903

BASIC EARNINGS PER SHARE	$(0.081)	$0.005	$(0.106)	$0.006

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	73,195,464	63,824,647	71,029,985	63,776,387

DILUTED EARNINGS PER SHARE	$(0.081)	$0.005	$(0.106)	$0.006

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	73,195,464	64,014,359	71,029,985	64,103,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(7,497,633)	$398,903
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	3,710,002	(601,710)
Depreciation expense	360,390	288,939
Provision for doubtful accounts	24,047	54,541
Amortization of intangibles	1,008,432	1,025,690
Amortization of deferred financing costs	4,728	8,728
Share-based compensation expense	237,101	180,927
Gain on change in fair value of contingent obligation	-	(1,250,000)
Loss on disposal of equipment	4,511	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(1,919,646)	1,709,224
Inventories	71,268	18,117
Prepaid expenses and other current assets	267,591	140,471
Other assets excluding deferred financing costs	(7,632)	(3,637)
Accounts payable and accrued expenses	1,356,266	(539,130)
Income tax (payable) receivable	(97,837)	212,095
Deferred revenue	(127,440)	103,206

Net cash (used in) provided by operating activities	(2,605,852)	1,746,364

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(216,758)	(289,102)
Software development costs	(138,781)	-
Business combination, net of cash acquired	(4,106,510)	-

Net cash used in investing activities	(4,462,049)	(289,102)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances on bank line of credit	8,630,155	481,018
Repayments of bank line of credit advances	(9,154,596)	(481,018)
Principal repayments of long term debt	(940,849)	(913,511)
Principal repayments under capital lease obligations	(37,728)	(31,855)
Proceeds from public stock offering, net of offering costs	11,425,118	-
Proceeds from exercise of stock options	280,425	39,720
Net cash provided by (used in) financing activities	10,202,525	(905,646)
Net effect of exchange rate on cash and equivalents	(55,139)	-

NET INCREASE IN CASH	3,079,485	551,616

CASH, beginning of period	-	1,857,614

CASH, end of period	$3,079,485	$2,409,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$134,368	$148,977
Cash paid for income taxes	$125,794	$10,774

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$58,118	$50,662

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2014 and for each of the three and nine month periods ended September 30, 2014 and 2013, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine month periods ended September 30, 2014 are not indicative of the operating results for the full year.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to the timing of revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of assets and liabilities acquired in connection with a business combination, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first nine months of 2014 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Segment Reporting

The Company’s MMS offering is a portfolio of enterprise-wide information technology-based services that comprise a single MMS business from which the Company earns revenues and incurs costs. Currently the Company’s MMS offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its MMS business as a single segment. See Note 14 for detailed information regarding the composition of MMS services.

Accounting Standards Update

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is evaluating the effect that ASU 2014-09 may have on its consolidated financial statements and related disclosures. The Company has neither selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12, Compensation – Stock Compensation, which clarifies that share-based awards that include a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and not reflected in estimating the grant-date fair value of the award. Compensation cost associated with the performance condition should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early application is permitted. The standard permits application either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is evaluating the effect that ASU 2014-12 may have on our consolidated financial statements, shared-based awards and related disclosures. The Company has neither selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

3.	Business Combinations

Soft-ex Communications Limited

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited (“SHL”), and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). As a result of this transaction, SCL became a wholly-owned subsidiary of WidePoint. WidePoint acquired all of the outstanding equity of SCL for $6.0 million. The purchase price for the outstanding equity of SCL consisted of (i) the payment at closing of cash in the amount of $5 million, subject to a post-closing net working capital adjustment, and (ii) the delivery of a contingent subordinated unsecured loan note in the principal amount of $1.0 million (the “Note”).

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

The Company has retained a qualified valuation expert to estimate the fair value of the assets acquired and the liabilities assumed and the related allocations of purchase consideration. In connection with the valuation of this business combination the Company is in the process of identifying material adjustments necessary to conform SCL’s accounting policies to the Company’s accounting policies. The excess of purchase price over the net tangible and intangible assets has been preliminarily recorded as goodwill.

Purchase Consideration

The following table sets forth the provisional fair value of consideration paid in connection with acquisition of SCL as of May 1, 2014 (unaudited):

Cash consideration	$5,000,000	(1)
Contingent subordinated unsecured loan
note payable consideration	1,000,000	(2)

Fair value of consideration paid	$6,000,000	(3)

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

(3) On October 21, 2014, a final determination of net working capital resulted in a deficiency of €26,670 ($34,055 USD/EURO rate of $1.2769) which will result in a decrease in total purchase consideration upon receipt of the proceeds from SHL.

Fair Value of Assets Acquired and Liabilities Assumed

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

Transaction Costs

The Company incurred acquisition related due diligence, legal and accounting and transaction costs (including Irish stamp taxes and other processing costs) in connection with acquisition of SCL. For the three month period ended September 30, 2014, the Company did not incur any material post-transaction related costs. For the nine month period ended September 30, 2014, the Company incurred costs of approximately $250,300. These transaction-related costs were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the periods presented.

Employment Agreements

In connection with acquisition of SCL, the Company entered into an employment agreement Ian Sparling, the Chief Executive Officer of SCL (the “Employment Agreement”), for Mr. Sparling to continue to serve as the Chief Executive Officer of SCL. The Employment Agreement provides for an annual base salary of €175,000 ($241,500). In addition, Mr. Sparling shall be eligible to receive bonus compensation of up to 50% of his annual salary. Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 ($22,800) and SCL will contribute up to €15,000 ($20,700) to SCL's pension plan.

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

The Employment Period will continue unless terminated earlier by (i) Mr. Sparling or SCL upon 9 months' advance written notice to the other party, (ii) SCL, immediately upon the provision of written notice to Mr. Sparling, provided that the remuneration to which Mr. Sparling is entitled under the Employment Agreement shall continue for a period of 9 months following such termination, or (iii) by SCL upon the occurrence of certain events or actions by Mr. Sparling, including Mr. Sparling being declared bankrupt or being found guilty of fraud, serious misconduct or willful neglect to carry out his duties under the Employment Agreement. Mr. Sparling agreed not to compete with the Company during the twelve months following a termination of his employment. As of September 30, 2014, Mr. Sparling continued to be employed by the Company.

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

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for each of the three and nine month periods ended September 30, 2014 and 2013 have been prepared as if the acquisition of SCL had occurred at January 1, 2013 (unaudited):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
	2014		2013		2014		2013
	(a)		(a)		(a)		(a)
	(Unaudited)
Revenues, net	$14,556,000		$13,670,000		$38,487,000		$39,782,000
Net (loss) income	$(5,901,000	)(b)	$372,000	(b)	$(7,627,000	)(b)	$647,000	(b)
Basic (loss) earnings per share	$(0.081)		$0.006		$(0.107)		$0.010
Diluted (loss) earnings per share	$(0.081)		$0.006		$(0.107)		$0.010

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three and nine month periods ended September 30, 2014 and 2013 for WidePoint. SCL’s most recently completed fiscal year end was April 30, 2014 which differs from WidePoint’s December 31 year end. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-Q quarterly unaudited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the three and nine month periods ended September 30, 2014 and 2013 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3266, $1.3241, $1.3560 and $1.3168, respectively.

(b) As more fully described above under “purchase consideration”, in conjunction with the share sale and purchase agreement with SCL, WidePoint issued a subordinated unsecured loan Note in the principal amount of $1.0 million. Pro forma interest expense was calculated for this Note under the assumption that the probability of failing to generate adequate gross revenues is considered remote at this time based on projection available at the time of the transaction. Pro forma interest expense adjustments included for each of the three and nine month periods ended September 30, 2014 and 2013 was approximately $0 and $10,000, respectively.

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

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the three or nine month periods ended September 30, 2014 or 2013. At September 30, 2014, all of the Company’s assets and liabilities are classified as Level 1.

5.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$5,338,451	$2,782,179
Government	3,622,182	4,860,259
Gross accounts receivable	8,960,633	7,642,438
Less: allowances for doubtful
accounts	(101,157)	(30,038)

Accounts receivable, net	$8,859,476	$7,612,400

Unbilled accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Commercial	$719,635	$435,230
Government	2,696,589	1,125,800

Unbilled accounts receivable	$3,416,224	$1,561,030

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Transportation Security Administration	15%	18%	18%	19%
Department of Homeland Security	17%	17%	18%	17%
Sword & Shield	15%	--	--	--

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Transportation Security Administration (“TSA”)	--	19%
Department of Homeland Security (“DHS”)	--	8%
US Airforce	--	14%
Sword & Shield	20%	--

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,158,411	2,052,280
Furniture and fixtures	299,342	218,939
Leasehold improvements	528,293	368,596
Automobile	139,688	2,400
Gross property and equipment	3,802,788	3,319,269
Less: accumulated depreciation and
amortization	(2,091,998)	(1,773,318)

Property and equipment, net	$1,710,790	$1,545,951

There were no changes in the estimated useful life used to depreciate property and equipment during the three and nine month periods ended September 30, 2014 and 2013. For each of the three month periods ended September 30, 2014 and 2013, property and equipment depreciation expense recorded was approximately $134,700 and $100,200, respectively. For each of the nine month periods ended September 30, 2014 and 2013, property and equipment depreciation expense recorded was approximately $360,400 and $288,900, respectively. For each of the three and nine month periods ended September 30, 2014 and 2013, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 7 for additional information about historical capital lease obligations. In conjunction with the Company’s acquisition of SCL on May 1, 2014, the Company assumed capital lease assets with a net book value of approximately $70,700. Total capitalized cost of equipment under capital leases at September 30, 2014 and December 31, 2013 was approximately $548,000 and $477,500, respectively. For each of the three and nine month periods ended September 30, 2014 and 2013, the Company did not enter into any capital lease arrangements.

For the three month periods ended September 30, 2014 and 2013 depreciation expense for leased equipment was approximately $19,400 and $14,700, respectively. For the nine month periods ended September 30, 2014 and 2013, depreciation expense for leased equipment was approximately $52,100 and $44,100, respectively. Accumulated depreciation for leased equipment at September 30, 2014 and December 31, 2013 was approximately $461,000 and $408,900, respectively. For the three month periods ended September 30, 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases at September 30, 2014 and December 31, 2013 was approximately $87,000 and $68,600, respectively.

7.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows for the nine months ended September 30, 2014:

	SEPTEMBER 30,
	2014	2013
	(unaudited)
Beginning balances, January 1,	$16,618,467	$16,618,467
Additions:
Acquisition of Soft-ex Communications Ltd.	4,220,460	-

Ending balances, September 30,	$20,838,927	$16,618,467

The Company considered whether there were indicators of impairment during the nine month period ended September 30, 2014 and determined that there were no quantitative or qualitative factors that would indicate impairment exists.

The Company’s intangible assets are comprised of purchased intangibles consisting of customer relationships, channel relationships, telecommunications software, trade names and trademarks and non-compete agreements. The Company’s intangible assets also include internally developed software used in the sales and delivery of its MMS offering. The Company has intangible assets with a net carrying value of $3,728,542 as of September 30, 2014. The aggregate intangible asset amortization expense recorded for the three and nine month periods ended September 30, 2014 and 2013 was approximately $353,000, $336,900, $1,008,400 and $1,025,700, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 3.7 years at September 30, 2014.

During the second quarter of 2014, the Company completed the acquisition of SCL (as more fully described in Note 3 above) and included the carrying value of intangible assets on a preliminary basis until a detailed fair value calculation is prepared. As the final fair value calculations are being prepared, increases or decreases in the fair value of relevant balance sheet amounts will result in adjustments, which may create material differences in preliminary provisional goodwill and intangible balances and weighted average intangible asset amortization life presented herein.

For the three month period ended September 30, 2014 there were no additions of internally developed (cybersecurity software) intangible assets. For the nine month period ended September 30, 2014 there were additions of internally developed (cybersecurity software) intangible assets of approximately $138,800. There were no disposals of intangible assets for the three and nine month periods ended September 30, 2014. There were no material additions or dispositions of intangible assets for the three and nine month periods ended September 30, 2013.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified United States Federal Government receivables and up to 80% of United States domestic commercial and other non-federal government receivables, less any amounts outstanding on the Cardinal Bank term note. On September 26, 2014, the Company renewed its credit facility with Cardinal Bank and extended the maturity date to October 31, 2015 and revised certain financial covenants, as discussed below.

The Company was advanced approximately $8.6 million and repaid approximately $9.2 million during the nine month period ended September 30, 2014. There was an outstanding balance of approximately $392,200 on the credit facility at September 30, 2014.

Long-Term Debt

Long-term debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$472,368	$484,532
Cardinal Bank term note dated December 31, 2011 (2)	1,913,396	2,508,748
Non-contingent subordinated unsecured promissory
note dated December 31, 2011 (3)	333,334	666,667
Contingent subordinated unsecured loan note
payable dated May 1, 2014 (4)	1,000,000	-

Total	3,719,098	3,659,947
Less: current portion	(2,174,722)	(1,150,455)

Long-term debt, net of current portion	$1,544,376	$2,509,492

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

(4) On May 1, 2014, the Company entered into a $1.0 million subordinated 1-year term contingent unsecured loan note with SCL to fund a portion of the purchase price paid in connection with the Share Sale and Purchase Agreement with SHL dated May 1, 2014. The term note bears interest at 3.0% with an estimated lump-sum principal payment of $1.0 million payable on May 1, 2015. The term note is subordinated to the Cardinal Bank Term Note.

Financial Covenant Compliance

On September 26, 2014, the Company renewed its credit facility with Cardinal Bank and modified its financial covenants. The credit facility with Cardinal Bank now requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of September 30, 2014, the Company was not in compliance with its tangible net worth financial covenant. The Company placed a full valuation allowance of approximately $3.7 million that caused non-compliance with its tangible net worth financial covenant. The Company previously obtained a waiver from its financial institution as of December 31, 2013 through December 31, 2014 for compliance with such covenant. On October 28, 2014, the Company completed a second public offering of common stock which immediately brought the Company into compliance with its tangible net worth financial covenant. The Company believes the presentation of its debt obligations as long term remains appropriate at September 30, 2014.

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the three or nine month periods ended September 30, 2014.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2014, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2014 or December 31, 2013. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2014, the Company had recorded a deferred tax asset of approximately $5.0 million reflecting the benefit of approximately $17.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $14.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance of $5.0 million against all deferred tax assets during the three month period ended September 30, 2014. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

10.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three or nine month periods ended September 30, 2014 and 2013.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2014, there were 73,425,329 shares of common stock outstanding.

Public Offerings

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

On October 23, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) and Craig-Hallum (“Co-Manager”) relating to an underwritten public offering of 6,896,552 shares of the Company’s common stock, par value $0.001 per share. On October 28, 2014, the Company completed the public offering of 6,896,552 shares of its common stock at a purchase price of $1.45 per share, which excludes the full exercise of the over-allotment option granted to the underwriters. On October 29, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,034,483 shares of common stock. The gross proceeds to the Company from this offering were approximately $11.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $10.8 million before paying estimated offering expenses of approximately $0.2 million incurred by the Company to complete the public offering.

Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises for the three and nine month periods ended September 30, 2014 were 385,000 and 460,000, respectively. The Company realized gross proceeds of approximately $280,400 from the exercise of stock options during the nine month period ended September 30, 2014. See Note 11 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the three or nine month periods ended September 30, 2014. At September 30, 2014, the Company had approximately $273,000 of total unamortized RSA compensation expense.

Stock Option Awards

For the nine month period ended September 30, 2014, the Company granted stock options of 360,000 (of which 50,000 was granted to a non-employee consultant). The fair value of each this option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rate of 0.35% to 2.21% and expected life in years of approximately 7 years (or 2 years for non-employee consultants). Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock of approximately 73.7% to 85.9%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Stock option awards reflected in the tables below cover the period from 1999 through September 30, 2014. A summary of the stock option award activity under our plans during the nine months ended September 30, 2014 is set forth below (unaudited):

		Weighted	Weighted
		Average Grant	Average
	# of	Date Fair Value	Remaining
NON-VESTED OPTIONS	Shares	per Share	Option Life
		(Unaudited)
Non-vested balances, January 1, 2014	1,900,000	$0.36
Granted	360,000	$1.03
Cancelled	(122,500)	$0.35
Vested	(777,912)	$0.31
Non-vested balances, September 30, 2014	1,359,588	$0.57	2.2

		Weighted	Weighted
		Average	Average
	# of	Exercise Price	Remaining
OUTSTANDING AND EXERCISABLE	Shares	per Share	Option Life
		(Unaudited)
Options outstanding, January 1, 2014	3,336,500	$0.72
Granted	360,000	$1.45
Canceled	(122,500)	$0.79
Exercised	(459,999)	$0.61
Options outstanding, September 30, 2014	3,114,001	$0.82	3.7

Options outstanding and exercisable,
September 30, 2014	1,754,413	$0.76	2.6

Aggregate intrinsic value represents total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value will change based on the fair market value of the Company’s stock. The total intrinsic values of all options that were outstanding and the portion of those outstanding that were exercisable as of September 30, 2014, were $2.8 million and $1.7 million, respectively.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and nine month periods ended September 30, 2014 and 2013, the Company recognized share-based compensation expense of approximately $70,400, $68,600, $237,100 and $180,900, respectively. During the three and nine month periods ended September 30, 2014 there were fully vested stock options of 122,500 that expired unexercised and/or were cancelled as a result of employment terminations.

At September 30, 2014, the Company had approximately $516,400 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.2 years.

12.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows during the three month period ended September 30, 2014 (unaudited):

Balances, August 1, 2014	$-

Net foreign currency translation (loss)	(107,572)

Balances, September 30, 2014	$(107,572)

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net (loss) income	$(5,901,696)	$294,821	$(7,497,633)	$398,903
Weighted average number of common shares	73,195,464	63,824,647	71,029,985	63,776,387
Basic EPS	$(0.081)	$0.005	$(0.106)	$0.006

Basic EPS Computation:
Net (loss) income	$(5,901,696)	$294,821	$(7,497,633)	$398,903

Weighted average number of common shares	73,195,464	63,824,647	71,029,985	63,776,387
Incremental shares from assumed conversions
of stock options	-	189,712	-	326,695
Adjusted weighted average number of
common shares	73,195,464	64,014,359	71,029,985	64,103,082

Diluted EPS	$(0.081)	$0.005	$(0.106)	$0.006

14.	Details of Consolidated Revenue

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
MMS Service Mix	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Carrier Services	$4,443,283	$4,071,543	$12,696,353	$12,384,740
Management Services	5,327,269	3,760,400	13,727,766	13,760,600
Resale and Other Services	4,785,356	4,390,562	10,128,589	9,389,233

	$14,555,908	$12,222,505	$36,552,708	$35,534,573

15.	Commitments and Contingencies

Operating Lease Commitments

On March 11, 2014, the Company entered into a first modification of its corporate headquarters lease agreement to expand its current space from 3,062 square feet to 5,437 square feet. The new lease became effective on October 12, 2014 and requires future monthly rent of approximately $10,400, subject to an annual increase fixed at 3 percent. The new lease expires on October 31, 2019.

There were no other leases entered into or modifications of existing leases during the three month period except as described above.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. On February 18, 2014, the Company entered into an amendment to the Company’s employment agreements with Steve L. Komar, Chief Executive Officer, and James T. McCubbin, Executive Vice President and Chief Financial Officer, to extend the term of their original employment through March 31, 2016 at a salary of $260,000 and no change to the benefit levels then in effect. The Company had the option to terminate Messer’s Komar and McCubbin’s employment agreements as of March 31, 2015 by giving written notice on or before January 31, 2015, but the Company affirmatively opted not to exercise such termination option.

The Company has an employment agreement with a certain member of SCL management as more fully described in Note 3 to the condensed consolidated financial statements.

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

During the first quarter of 2014, we introduced our Certificate-on-Device (“Cert-on-Device”) solution. Our Cert-on-Device solution is a robust cloud-based internally developed service that provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets. Certificate-on-Device enables an enterprise to attain a greater level of network security than user authentication alone by ensuring that only authorized devices connect to an organization's IT infrastructure. During the second quarter of 2014, we successfully loaded secure digital certificates onto a number of individual mobile devices, tablets and operating system platforms. We are also delivering machine to machine digital certificates that support data in motion. We are working with leading suppliers and manufacturers of mobile devices to develop and demonstrate mobile devices with this capability built-in as a ready feature and to accommodate other device operating systems.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

Acquisition of Soft-Ex Communications Limited

On May 1, 2014, we purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). SCL, with headquarters in Dublin, Ireland is a provider of telecom data intelligence services offered as a software as a service solution throughout European and Middle Eastern markets. SCL has two operating subsidiaries, Soft-Ex BV and Soft-Ex UK Limited, which maintain offices and operations in the Netherlands and the United Kingdom, respectively. We believe the combination of WidePoint’s secure managed mobility services coupled with Soft-Ex’s European and Middle East presence, channel partners, and additional portfolio of services provides our combined enterprise with a stronger base of operations, services and global growth opportunities. The transaction complements Soft-Ex’s focus and expertise in delivering business intelligence and subscriber data intelligence to the global telecommunications service provider market. Through the combination of our partnerships and customers we believe that we can leverage Soft-Ex’s innovative Software-as-a-Service solutions combined with the scale and breadth of WidePoint’s managed mobility offerings, thereby optimizing the core strengths of both organizations.

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

Results of Operations

Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013

Revenues. Revenues for the three month period ended September 30, 2014 were approximately $14.5 million, an increase of approximately $2.3 million as compared to approximately $12.2 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
MMS Service Mix	2014	2013	Variance
	(Unaudited)

Carrier Services	$4,443,283	$4,071,543	$371,740
Management Services	5,327,269	3,760,400	1,566,869
Resale and Other Services	4,785,356	4,390,562	394,794

	$14,555,908	$12,222,505	$2,333,403

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same quarter last year as a result of the recognition of task orders issued related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. We have recently been awarded additional task orders under the DHS BPA contract and as a result of such task orders believe our carrier services revenue may continue to increase as we commence work and win additional task orders associated with this DHS BPA contract.

▪	Our managed services were higher due to additional revenues from our recent acquisition of SCL (that is part of our MMS managed services offering) of approximately $1.6 million and a partial increase in other managed services. We believe as cert on device is deployed in 2015 and the DHS BPA task orders are recognized that managed services should further expand.

▪	Our resale and other services expanded as a result of increased commercial consulting services and to a lesser extent software resale transactions. We anticipate that resale and other services could be erratic quarter to quarter due to timing of federal procurement activity and commercial customer mobile equipment upgrades and deployments.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2014 was approximately $10.6 million (or 73% of revenues), as compared to approximately $9.2 million (or 76% of revenues) in the same period last year. The dollar increase in cost of revenues is largely due to increased costs associated with software resale activities and carrier services delivered during the quarter.

Gross Profit. Gross profit for the three month period ended September 30, 2014 was approximately $3.9 million (or 27% of revenues), as compared to approximately $3.0 million (or 24% of revenues) in the same period last year. The dollar basis increase in gross profit was due to the addition of SCL’s higher margin revenue.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2014 was approximately $0.9 million (or 6% of revenues), as compared to approximately $0.7 million (or 6% of revenues) in the same period last year. The dollar basis increase in sales and marketing expense reflects the addition of SCL of approximately $0.2 million. We may have increases in sales and marketing as we continue to expand our product and service offerings such as Cert-On-Device.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2014 were approximately $3.8 million (or 26% of revenues), as compared to approximately $2.3 million (or 19% of revenues) in the same period last year. General and administrative expenses for the three month period ended September 30, 2013 included a non-cash gain of approximately $0.7 million that represented a reduction in the fair value of a contingent obligation (related to the acquisition of Avalon Global Solutions, Inc. (“AGS”)) as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the three month period ended September 30, 2013 would have been approximately $3.0 million (or 24% of revenues). Excluding the non-cash gain, the increase in general and administrative expense was attributable the inclusion of the acquired SCL subsidiary.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended September 30, 2014 was approximately $180,000 as compared to approximately $74,100 in the same period last year.  The increase in depreciation expense is primary due to the inclusion of SCL’s pool of depreciable assets during the quarter.

Interest Income. Interest income for the three month period ended September 30, 2014 was approximately $6,300, as compared to approximately $2,700 in the same period last year.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended September 30, 2014 was approximately $47,000 as compared to approximately $15,400 in the same period last year.  The increase in interest expense reflects accrued interest related to an unsecured loan note payable issued in connection with the SCL acquisition. There were no significant changes in interest paid on interest bearing debt during the three months ended September 30, 2014.

Income Taxes. Income tax expense for the three month period ended September 30, 2014 was approximately $5.0 million, as compared to an income tax benefit of approximately $356,000 in the same period last year.  The increase in income tax expense reflects a $5.0 million valuation allowance applied against the Company’s deferred tax assets. Objective evidence of cumulative losses carries more weight under the accounting rules than subjective evidence such as projections and tax planning strategies when evaluating whether a valuation reserve is required. Management placed a full valuation allowance on its deferred tax assets after analyzing both positive and negative evidence over the last two years.

Net (Loss) Income. As a result of the factors above, the net loss for the three month period ended September 30, 2014 was approximately $(5.9) million, as compared to net income of approximately $294,800 in the same period last year.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

Revenues. Revenues for the nine month period ended September 30, 2014 were approximately $36.5 million, an increase of approximately $1.0 million as compared to approximately $35.5 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
MMS Service Mix	2014	2013	Variance
	(Unaudited)

Carrier Services	$12,696,353	$12,384,740	$311,613
Management Services	13,727,766	13,760,600	(32,834)
Resale and Other Services	10,128,589	9,389,233	739,356

	$36,552,708	$35,534,573	$1,018,135

We believe the following factors contributed to higher revenues:

▪	Our carrier services were slightly higher compared to the same period last year as a result of the transition of our DHS BPA award and delays in the issuance of new task orders.

▪	Our managed services were slightly lower compared to the same period last year due to changes in timing of purchases of credentials by a prime contractor for a major federal government credentialing program, partially offset by the addition of SCL revenues of approximately $2.6 million, the implementation of new commercial contract awards and additional task orders issued under our DHS BPA. We believe that as Cert-on-Device is deployed in 2015 and the DHS BPA task orders are recognized that managed services should expand further.

▪	Our resale and other services expanded as a result of increased software resale transactions as compared to the same period last year. The timing of these revenues tend to be erratic.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2014 was approximately $26.5 million (or 73% of revenues), as compared to approximately $25.8 million (or 72% of revenues) in the same period last year. The increase in cost of revenues was due to strong software resale activity.

Gross Profit. Gross profit for the nine month period ended September 30, 2014 was approximately $10.0 million (or 27% of revenues), as compared to approximately $9.8 million (or 28% of revenues) in the same period last year. The dollar basis increase in gross profit was due to the addition of SCL’s higher margin revenue offset by low margin government product resale revenues.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2014 was approximately $2.7 million (or 8% of revenues), as compared to approximately $2.4 million (or 7% of revenues) in the same period last year. The increase in sales and marketing expense reflects the addition of SCL of approximately $0.5 million. We may experience increases in sales and marketing as we continue to expand our product and service offerings.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2014 were approximately $10.5 million (or 29% of revenues), as compared to approximately $7.2 million (or 20% of revenues) in the same period last year. General and administrative expenses for the nine month period ended September 30, 2013 include a non-cash gain of approximately $1.25 million that represented a reduction in the fair value of a contingent obligation (related to the acquisition of AGS as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the nine month period ended September 30, 2013 would have been approximately $8.4 million (or 24% of revenues). Excluding the non-cash gain, we believe a combination of events contributed to an increase in general and administrative expense as set forth below:

▪	General and administrative costs attributable to SCL (approximately $1.5 million);
▪	Non-recurring infrastructure and technology research and development costs (approximately $0.4 million); and
▪	Non-recurring audit, legal and tax acquisition-related transaction costs incurred to acquire SCL (approximately $0.3 million).

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the nine month period ended September 30, 2014 was approximately $392,700 as compared to approximately $214,000 in the same period last year.  The increase in depreciation expense is primary due to the inclusion of SCL’s pool of depreciable assets during the period.

Interest Income. Interest income for the nine month period ended September 30, 2014 was approximately $11,600, as compared to approximately $6,200 in the same period last year.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was approximately $139,600 as compared to approximately $130,900 in the same period last year.  There were no significant changes in interest paid on interest bearing debt during the nine months ended September 30, 2014.

Income Taxes. Income tax expense for the nine month period ended September 30, 2014 was approximately $3.8 million, as compared to income tax benefit of approximately $500,900 in the same period last year.  The income tax expense recognized in the nine month period ended September 30, 2014 reflects the recognition of a full valuation allowance against the Company’s deferred tax assets as described in more detail above in the three month discussion.

Net (Loss) Income. As a result of the factors above, the net loss for the nine month period ended September 30, 2014 was approximately $(7.5) million, as compared to net income of approximately $398,900 in the same period last year.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $8.0 million.

At September 30, 2014, the Company’s net working capital was approximately $1.6 million. At December 31, 2013, the Company had negative net working capital and financed its operational requirements pre- and post-protest of its DHS award using its credit facility. On March 3, 2014, the Company completed a successful public offering of 9,057,972 shares of the Company’s common stock resulting in net proceeds of approximately $11.4 million, after deduction underwriter commissions and offering expenses. During the nine months ended September 30, 2014, the Company used approximately $5.0 million of the public offering proceeds to acquire Soft-ex Communications Ltd on May 1, 2014 and the remainder of the proceeds have been retained to repay debt, fund operations, and pay for strategic investments in new service offerings.

On October 28, 2014, the Company completed its second successful public offering of 6,896,552 shares of the Company’s common stock. On October 29, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,034,483 shares of common stock. The gross proceeds to the Company from this offering were approximately $11.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $10.8 million before paying estimated offering expenses of approximately $0.2 million incurred by the Company to complete the public offering.

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Fixed costs such as labor, direct materials, network and data charges, software and subscription costs and office rent represent a significant portion of the Company’s continuing operating costs. Any changes in the Company’s fixed operating cost structure may require a significant amount of time to take effect depending on the nature of the change made. For the nine months ended September 30, 2014, net cash used in operations was approximately $2.6 million as compared to net cash provided by operations of approximately $1.7 million in the same period last year. The decrease in cash flow from operating activities reflects longer timing differences between billing and collection and use of cash to fund strategic investments in new service offerings as compared to the same period last year.

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations. For the nine months ended September 30, 2014, cash used in investing activities was approximately $4.5 million as compared to approximately $289,100 in the same period last year. On May 1, 2014, we purchased all of the equity interests of SCL for approximately $6.0 million, consisting of $5.0 million in cash at closing, subject to post-closing net working capital adjustments, and a note payable in the amount of $1.0 million. The continuing property and equipment expenditures in the nine months ended September 30, 2014 reflects decisions to move forward with further investments aimed at enhancing our internal infrastructure to support growth. For the nine months ended September 30, 2014, we also made investments of approximately $138,800 in software development related to our Public Key Infrastructure software certificate credentialing tools and applications.

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises. For the nine months ended September 30, 2014, cash provided by financing activities was approximately $10.2 million (which included approximately $280,400 in proceeds from the exercise of stock options) as compared to cash used in financing of approximately $905,600 in the same period last year. The increase in cash provided by financing is largely due to our public common stock offering. At September 30, 2014, there were outstanding borrowings of approximately $392,200 against the Company’s working capital credit facility. At September 30, 2014, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future.

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

We believe after considering our recent public offering that our current cash position and our working capital credit facility are sufficient to meet our minimum requirements for our current business operations (including sales and marketing initiatives), although any expansion of our operational needs, including as a result of any new contracts, could require additional working capital.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to present this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide such reasonable assurances.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the existence of the following material weaknesses:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the three month period ended September 30, 2014. Management made progress on implementing its remediation plan as described below:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

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

WIDEPOINT CORPORATION

Date:	November 13, 2014	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	November 13, 2014	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

