Form 10-K
period 2014-12-31
WIDEPOINT CORP
filed 2015-03-16
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $113,810,000.

As of March 9, 2015, there were 81,721,763 shares of the registrant’s Common Stock issued and outstanding.

Forward Looking Statements

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to WidePoint Corporation and its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties, many of which are outside of our control. We believe that these statements are within the definition of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond our ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements. Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including the risk factors set forth in this Form 10-K. Readers are cautioned not to put undue reliance on forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a provider of information technology (IT) based products, services, and solutions. We offer secure, cloud-based, enterprise-wide IT based solutions that enable commercial markets, and federal and state government organizations, to deploy fully compliant IT services in accordance with government-mandated regulations and advanced system requirements. Our Managed Mobility Solutions (MMS) offer a portfolio of IT based services and products with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage and protect their valuable communications assets and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. Many of our solutions are accessible on-demand through cloud computing and provide customers with the ability to remotely manage their workforce mobility and identity management requirements in accordance with internal policies, the marketplace and the demands of their internal customers.

Our Solutions

We offer a complementary set of streamlined mobile communications solutions using our proprietary cloud-based portals to enable our clients to actively manage their mobile communications assets and expenses in an efficient and cost-effective manner in a safe and secure environment. These portals provide our clients with on-demand access to manage and control deployment of their communications assets and expenses associated with supporting the functional requirements of their mobile workforce. In addition, these portals identify issues that impact our clients’ workflow and business models.

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

Our core set of offerings are set forth below:

▪	Expense Management – Utilizing our proprietary cloud-based portals, we provide a core set of dash boards and standard reports to evaluate communications carrier compliance against a contract, manage communication assets and expenses and ensure users are on the most cost-effective plans, monitor for potential misuses and threats to the overall communications environment. These standard reports provide users with data for ongoing periodic reviews and strategic decision-making. We also offer customized functionality and dash board reports to satisfy the unique business requirements of our customers’ end users. We also offer a custom analysis of our clients mobile environment, types of devices, spend, communication requirements, usage among other considerations and provide a customized selection and delivery of all available voice, data, and message plans offered by the carriers that best fit the users of the devices so that our customers only pay for the services they utilize on a monthly basis.

▪	Security – We provide a full range of identity management and identity assurance services to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation. These services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery. We have been certified by the federal government to facilitate public access to the services offered by government agencies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov, General Services Administration (“GSA”) and participating federal government agencies. Our digital certificate credential services include the DoD External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider.

▪	Cert-on-Device - During the first quarter of 2014, we introduced our Certificate-on-Device (Cert-on-Device) solution. Our Cert-on-Device solution is a robust cloud-based internally developed service that provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets. Cert-on-Device enables an enterprise to attain a greater level of network security than user authentication alone by ensuring that only authorized devices connect to an organization's IT infrastructure. During the second quarter of 2014, we successfully loaded secure digital certificates onto a number of individual mobile devices, tablets and operating system platforms. We are also delivering machine to machine digital certificates that support data in motion. We are working with leading suppliers and manufacturers of mobile devices to develop and demonstrate mobile devices with this capability built-in as a ready feature and to accommodate other device operating systems.

▪	Managing Devices – We provide an authenticated order management portal to place, track, and manage devices and services requests, and other services to enable rapid deployment and management of communication assets across an enterprise.

▪	Mobile Applications – We provide services designed to test, monitor, configure and manage mobile applications for both business and personal use.

▪	Bring Your Own Device (BYOD) – We provide BYOD solutions to mitigate risks related to vulnerabilities within an internal information technology infrastructure such as unauthorized access, protection of privacy information, data integrity, and more.

▪	User Support – We provide call centers with 24x7 emergency support and expert technical support to ensure a user’s calls are answered and a timely resolution identified.

▪	Policies – We provide assistance with defining, executing, and measuring effective telecommunications and information technologies architecture planning, policies and best practices that are consistent with an organization’s goal and objectives. Also, we create customized security policies and procedures that ensure that the most cost-effective and secure remote access solutions. We also provide secure asset disposal services and can disable lost or stolen devices.

▪	Consulting – We provide consulting services on an individual basis or as part of our total offerings. These services may include telecommunications audit and optimization, telecommunications carrier contract negotiation, value added resale of third party products and services, telecommunications and/or security assessments, technical subject matter expertise, training and other related MMS services.

Global Industry Overview

We primarily operate in the IT industry and focus our efforts in the MMS market. We provide our solution offering to both the communications providers and their enterprise customers. A company’s communications infrastructure can be a valuable asset to the organization in terms of the data capture and potential business intelligence from the use of its proprietary information.

Advances in communications technology over the last 10 years significantly improved the storage, speed and frequency of communications and the complexity of these devices and enabled rapid proliferation of mobile computing and communications devices. Examples include wireless workstations, personal digital assistants, mobile hot spots, cloud-based video conferencing, converged voice and data for fixed and mobile communications, virtual networking, and other blue tooth enabled devices. Advances and improvements in digital identity and security technologies coupled with smart mobile computing and communications devices increased the speed of business transactions across the globe between businesses, governments and individuals, but it also introduced many unexpected security threats to an organizations critical data and communications infrastructure. The growing number of security incidents across the globe are affecting small and large organizations and these incidents are growing in frequency and causing financial and reputational harm for many companies.

The expanded use of cloud-based mobile computing and communications technologies continue to change the way in which our government, businesses and individuals communicate, conduct business, collaborate and share information globally across their respective environments. IT teams at large and small organizations are searching for a market-ready core solution set with easily customizable add-ons that can provide safe and secure mobile computing and communications between any mobile device and the organizations data and communications infrastructure. Many enterprises are managing this risk and related costs by procuring secure communications solutions offered by cloud-based providers thus avoiding the additional infrastructure costs associated with an on premise solution and the cost of hiring expertise in-house to manage the process. This presents a significant opportunity for growth for companies focused in the MMS market with the expertise and technology to meet market demands.

We anticipate that use of mobile business applications will continue to rise and continue to present challenges for our clients to integrate, manage and secure these emerging mobile technologies. Government and commercial enterprises conducting business through e-commerce, online banking and trading, Internet-based enterprise solutions for process automation, or digital signature enablement will require a secure identity assurance solution in today’s cloud-based environment to protect against the growing risk of cyber fraud and other schemes designed to deprive an enterprise and its customer of their valuable assets. We believe our portfolio of solutions (including Cert-on-Device) provides a stronger, more secure and cost-effective solution that both protects our clients’ critical infrastructure and expands our clients’ workforce mobility initiatives. We have partnered with several key communications equipment manufacturers to improve our reach into our target markets and to provide a more integrated market-ready solution that is accessible by our end users and compliant with our customers security and information requirements.

In order to effectively compete, we must keep pace with changes and convergences of mobile computing and security technologies in a data driven global environment. The management and oversight of these devices can be expensive and complicated due to the variety of service plans and features offered; significant differences in software technologies and infrastructure requirements for these devices; the growing complexity of communications bills; and recent trends to permit employees to utilize their personal devices to conduct company business. The level of technical expertise and resources required to protect an organization’s valuable communications assets and data presents an opportunity to deliver high quality services and also presents a barrier to new competitors in the marketplace.

The challenge for our industry is to provide cost saving solutions that can enable an organization to meet their technology asset and risk management objectives without significantly increasing their operating costs and allowing these organizations to focus on running their business.

Global Competitive Market Overview

Our global competitive market is highly fragmented and subject to rapid technological change driven in part by periodic introductions of new technologies and devices in the mobile cyber security and communications industries, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers. Changes in billing platforms by major communications carriers may affect automation technologies used to capture, organize, process, analyze and report communications data and tends to increase the costs to deliver services. Requests to modify our core system functionality and more complex operational requirements tend to increase the cost to deliver services.

We currently compete with companies from a variety of market sectors, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. In addition, we and other technology and outsourced service providers compete with internally developed communications management solutions. We compete frequently for client engagements against companies with far more resources than us. Recent consolidations of large competitors (including acquisitions made by our competitors named above) within our market have further increased the size and resources of some of these firms. We believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

Our key competitors currently include Tangoe, Inc., Calero, KEYW Holding Corporation, Verisign, Check Point, Motorola Solutions Inc. and On Track Innovations; all of which have varying specialties within the MMS market. Due to our significant federal government contract concentrations we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract with us in the pursuit of new business.

Competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Many of our competitors are heavily discounting their services to unprofitable levels in an effort to maintain market share and push other competitors out of the market and then turn around and raise prices for its captive customer base. This type of pricing behavior affects the entire market, creates a commodity pricing environment that directly affects the level of services that can be delivered to meet the customers’ requirements and ensure a reasonable return for the service provider. We believe we provide a strong core solution that is scalable based on the clients requirements and budget. If we cannot keep pace with the intense competition in our marketplace, deliver cost-effective and relevant solutions to our target market, our business, financial condition and results of operations will suffer.

Federal Market Overview and Concentration

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime contractor, or as a subcontractor. We believe that contracts with federal government agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Additionally, certain factors outside of our controls including but not limited to potential delays in receiving task orders against our U.S Department of Homeland Security Blank Purchase Agreement may materially affect the amount and timing of revenues we recognize and cause variability in our earnings in the short term.

We expect our federal customers to be motivated to meet their organizational missions and objectives and also minimize costs in this challenging environment. We believe these actions may result in lower profit margins across the federal contracting industry in whole if government spending in all areas is reduced. We believe that the federal government’s spending will remain stable in key areas in which WidePoint is well positioned, including mobile telecommunications capabilities that serve to reduce and optimize spending; and in select cyber security initiatives that support trusted, cloud-based, secured-transmission solutions to both protect critical communications and infrastructure, and to do so in a cost-justified manner.

Strategic Vision

Our objective is to grow our business profitably as a premier technology-based provider of both product and service enterprise solutions to both the public and private sectors. Our strategies for achieving our objective to grow our business profitably include the following:

1.	Retain and Cross-Sell Existing Customer Base. Many of our professional staff work on-site or work in close proximity with our customers and we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements. We intend to continue to deliver product and service solutions to meet or exceed customer expectations and recommend complementary product and service solutions that will meet the business objectives of our customers.

2.	Attract New Customers by Referral and Expertise. We intend to leverage our long-term relationships with our existing customers to reach new customers in our target markets. We also intend to use our past performance reputation within the federal, state and local government agencies and corporate customers to attract new customers.

3.	Establish Key Partnerships with Device Manufacturers. We intend to establish partnerships with large device manufacturers in order to have devices include product offerings such as Cert-on-Device.

4.	Distribution Channel Growth. Broaden our distribution channels and reach through alliances with telecommunications carriers and organizations that feature national or transnational sales and marketing networks and resources that can feature our unique offerings as part of their respective products and services portfolios.

5.	Growth Opportunities in Target Markets. We believe that the increased focus on efficient use of financial resources in the public and private sectors creates an opportunity for continued growth in identity management services and communications based management services. Our ability to deliver savings may present additional opportunities to provide management and delivery of secure and advanced technology solutions for enterprise applications and information systems. We will continue to develop our sales and marketing infrastructure and channels to drive new customer growth opportunities in our target market.

6.	Preparing our Infrastructure for Growth. We continue to develop our operational competencies and disciplines to allow us to both support existing and growth opportunities. We will continue to strengthen our financial infrastructure to support the general and administrative requirements attributable to our growth strategies.

7.	Attracting, Training and Retaining Highly Skilled Professionals. We continue to attract, train and retain highly skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse and challenging assignments.

8.	Pursuing Strategic Acquisitions. We are focused primarily on acquiring businesses that provide value-added solutions for our present service offerings and customer base. We will also selectively pursue strategic acquisitions of businesses that can cost-effectively further broaden our domain expertise and service solutions to our customers and allow us to establish relationships with new customers or enter new target markets.

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

In the U.S. market we market and sell our solutions worldwide primarily through our direct sales force and through indirect distribution channel partners. Outside of the U.S. we market and sell our solutions through indirect distribution channel partners. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries. The direct sales force, in concert with our operations managers, is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients. Our marketing strategy is to build our brand and increase market awareness of our solutions in our target markets and to generate qualified sales leads that will allow successfully build strong relationships with key decision markers involved in the sales process on the customer side that typically consists of information technology executives, finance executives and managers of communications assets and networks. The sales process for an MMS services company can take a year or more to cultivate and close depending on the prospective customers timetable and urgency.

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

Research and Development and Technology Solution Enhancements

While we do engage in research and development of products and services, including customized software products for our customers, we did not have material research and development expenses in 2014 or 2013. We did incur non-research and development expenses related to platform integrations and product enhancements during fiscal 2013 and 2014.

We may fund certain software development projects to enhance or customize existing software platforms. These projects are aimed at improving the efficiency and effectiveness of our software solutions and our customizing a solution to meet our customer’s organizational requirements, if necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current research and development activities are focused on the integration of our software based platforms, certain enhancements to improve the delivery of our information technology services delivered through these platforms and our Cert-on-Device development initiative.

We may fund certain product development projects to respond to perceived and/or existing market opportunities. We funded research during fiscal 2013 to deliver a technology solution to respond to communications security issues such as BYOD programs and delivered a “Cert-on-Device” service. We utilized our proven federally authorized credentialing infrastructure to develop a mobile certificate solution that enables an organization to assign different levels of access to employees, consultants, and trading partners, based on the specific BYOD device being used to establish a connection with an organizations infrastructure. Our Cert-on-Device service enables an organization to provide secure virtual private network access through a mobile device, prohibit sensitive data downloads to unauthorized devices and prevent downloads from protected devices, and enable remote revocation of credentials that have been lost or stolen or being to an individual no longer with the organization the credential is linked. We announced the launch of our Cert-on-Device service in January 2014 and we believe this additional capability addresses a significant mobile security issue that exists in the market.

In addition, we have historically acquired assets in research and development through our strategic acquisitions. There were no acquisitions of research and development intangible assets in connection with our acquisition of SCL in 2014.

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

Employees

As of December 31, 2014, we had approximately 296 full-time employees worldwide. We periodically engage additional consultants and employ temporary employees.

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

We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, technical, sales and support personnel. We generally do not have employment contracts with our employees, but we do selectively maintain employment agreements with key employees. In addition, confidentiality and non-disclosure agreements are in place with many of our employees and included in WidePoint’s policies and procedures. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operation and future growth prospects and could cause the trading price of our common stock to decline.

Risks Related to our Business and our Industry

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

The IT-based services offered through our managed mobility portfolio of products, services, and solutions is characterized by rapid technological change and frequent new product and service introductions, driven in part by periodic introductions of new technologies and devices in the mobile cyber security and communications industries, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. Customers may require features and capabilities that our current solution does not have. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

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

We compete frequently for client engagements against companies with greater resources than us. Recent consolidations of large competitors within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

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

A high percentage of our operating expenses, particularly personnel, rent and depreciation, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Additionally, our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

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

Some of our projects may be based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project (including appropriate overhead and general and administrative support costs), client driven actions that causes our original project plan to be delayed, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

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

Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, statutory contracting regulations protect the rights of federal agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such agencies. We have attempted to put in place certain safeguards in our policies and procedures to protect intellectual property developed by employees. WidePoint’s policies and procedures stipulate that intellectual property created by employees and its consultants remain the property of WidePoint. If we are unable to protect our proprietary software and methodology, the value of our business may decrease and we may face increased competition.

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

As of December 31, 2014, we had aggregate federal net operating loss carry-forwards of approximately $21.5 million and state net operating loss carry-forwards of approximately $18.5 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to maintain or increase our recent profitability, our net operating loss carry-forwards and related deferred tax assets may be subject to a valuation adjustment that would reduce their potential value, as we previously recorded a valuation allowance of $5.0 million against all deferred tax assets during the three month period ended September 30, 2014. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

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

Historically, we have had access to a credit facility, which consists of a variable line of credit and a fixed term note to fund acquisition growth and working capital. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. We were in compliance with our financial covenants as of December 31, 2014. If we are unable to meet future covenants, such failures could result in our lender accelerating in part or in full payment of all unpaid principal and interest which could have an adverse our ability to fund acquisition initiatives using debt and fund operational short falls.

The loss of one or more significant customers could have an adverse impact on our results of operations.

Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from a relatively small number of clients. For the years ended December 31, 2014, 2013 and 2012, revenues from the Transportation Security Administration as a percentage of consolidated revenues represented approximately 17%, 20% and 19%, respectively. For the years ended December 31, 2014, 2013 and 2012, revenues from the Department of Homeland Security as a percentage of consolidated revenues represented approximately 21%, 13% and 15%, respectively.

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

Many federal government contracts are awarded through a competitive procurement process. We expect that much of the government business we seek in the foreseeable future will be awarded through competitive procedures. Competitive procurements impose substantial costs and present a number of risks, including:

▪	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;
▪	requirements to register to conduct business in another state or country could increase our compliance costs;
▪	requirements to post a bid guarantee or similar performance guarantee as part of a bid submission; and
▪	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract.

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

We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies and defense agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Among the factors that could harm our business are:

▪	curtailment of the federal government’s use of technology services firms;
▪	a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;
▪	budget cuts intended to avoid sequestration;
▪	reductions in federal government programs or requirements, including government agency shutdowns and/or reductions in connection with sequestration;
▪	any failure to raise the debt ceiling;
▪	a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;
▪	delays in the payment of our invoices by government payment offices;
▪	federal governmental shutdowns, such as the shutdown that occurred during the government’s 2014 fiscal year, and other potential delays in the government appropriations process; and
▪	general economic and political conditions, including any event that results in a change in spending priorities of the federal government.

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

Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

▪	terminate existing contracts, with short notice, for convenience, as well as for default;
▪	reduce orders under or otherwise modify contracts;
▪	for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;

▪	for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents
▪	upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain clients;
▪	terminate our facility security clearances and thereby prevent us from receiving classified contracts;
▪	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
▪	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
▪	claim rights in solutions, systems, and technology produced by us;
▪	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;
▪	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and
▪	suspend or debar us from doing business with the federal government.

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

Our sales cycles can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

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

In addition, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Our failure to comply with applicable safe harbor, privacy laws and international security regulations or any security breakdown that results in the unauthorized release of personally identifiable information or other customer data could result in fines or proceedings by governmental agencies or private individuals, which could harm our results of operations.

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

If we are unable to manage and develop our strategic relationships, the growth of our customer base may be harmed and we may have to devote substantially more resources to the distribution, sales and marketing of our solution, which would increase our costs and decrease our earnings.

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

Defects or errors in our software products and/or processes could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are highly complex and may contain undetected defects or errors that may result in product failures or otherwise cause our software products to fail to perform in accordance with customer expectations. Because our customers use our software products for important aspects of their businesses, any defects or errors in, or other performance problems with, our software products could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing customers could elect to not renew their customer agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources from software enhancements. If our software products fail to perform or contain a technical defect, a customer might assert a claim against us for damages. Whether or not we are responsible for our software’s failure or defect, we could be required to spend significant time and money in litigation, arbitration or other dispute resolution, and potentially pay significant settlements or damages.

We provide minimum service-level commitments to many of our customers, and our inability to meet those commitments could result in significant loss of customers, harm to our reputation and costs to us.

Many of our customer agreements currently, or may in the future, require that we meet minimum service level commitments regarding items such as platform availability, invoice processing speed and order processing speed. If we are unable to meet the stated service level commitments under these agreements many of our customers will have the right to terminate their agreements with us and we may be contractually obligated to provide our customers with credits or pay other penalties. If our software products are unavailable for significant periods of time we may lose a substantial number of our customers as a result of these contractual rights, we may suffer harm to our reputation and we may be required to provide our customers with significant credits or pay our customers significant contractual penalties, any of which could harm our business, financial condition, results of operations.

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

Various provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to you and our other stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware. Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is (i) a person who, together with affiliates and associates, owns 15% or more of our voting stock or (ii) an affiliate or associate of ours who was the owner, together with affiliates and associates, of 15% or more of our outstanding voting stock at any time within the 3-year period prior to the date for determining whether such person is “interested.”

Our certificate of incorporation also provides that any action required or permitted to be taken by our stockholders at an annual meeting or special meeting of stockholders may be taken without such meeting only by the unanimous consent of all stockholders entitled to vote on the particular action. In order for any matter to be considered properly brought before a meeting, a stockholder must comply with certain requirements regarding advance notice to us. The foregoing provisions could have the effect of delaying until the next stockholders’ meeting stockholder actions, which are favored by the holders of a majority of our outstanding voting securities. These provisions may also discourage another person or entity from making a tender offer for our common stock, because such person or entity, even if it acquired a majority of our outstanding voting securities, would be able to take action as a stockholder (such as electing new directors or approving a merger) only at a duly called stockholders’ meeting, and not by written consent.

The General Corporation Law of Delaware provides generally that the affirmative vote of a majority of the shares entitled to vote on any matter is required to amend a corporation’s certificate of incorporation or bylaws, unless a corporation’s certificate of incorporation or bylaws, as the case may be, requires a greater percentage. Our certificate of incorporation and bylaws do not require a greater percentage vote. Our board of directors is classified into three classes of directors, with approximately one-third of the directors serving in each such class of directors and with one class of directors being elected at each annual meeting of stockholders to serve for a term of three years or until their successors are elected and take office. Our bylaws provide that the board of directors will determine the number of directors to serve on the board. Our board of directors presently consists of six members.

Our certificate of incorporation and bylaws contain certain provisions permitted under the General Corporation Law of Delaware relating to the liability of directors. The provisions eliminate, to the fullest extent permitted by the General Corporation Law of Delaware, a director’s personal liability to us or our stockholders with respect to any act or omission in the performance of his or her duties as a director. Our certificate of incorporation and bylaws also allow us to indemnify our directors, to the fullest extent permitted by the General Corporation Law of Delaware. Our bylaws also provide that we may grant indemnification to any officer, employee, agent or other individual as our Board may approve from time to time. We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased other than our operations office in Lewis Center, Ohio; which has a mortgage obligation of approximately $468,000. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2014 for our U.S. locations:

					Base	Base
			Lease	Approx.	Cost per	Annual
Function	Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

Executive and Administration	7926 Jones Branch Drive, Suite 520	McLean, VA 22102	August 2019	5,437	$23.14	$125,800
Administration	1736 South Park Court, Suite 201	Chesapeake, VA 23320	April 2015	2,377	$16.15	$38,400
Commercial Sales	5950 Canoga Avenue, Suite 500	Woodland Hills, CA 91367	June 2016	3,142	$28.97	$91,016
Commercial Sales	220 South Main St.	Royal Oak, MI 48067	September 2016	2,860	$18.06	$51,659
Commercial Sales	18W100 22nd Street Suite 124	Oakbrook Terrace, IL 60181	September 2015	808	$15.74	$12,720
Operations and Administration	11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2019	11,852	$24.93	$295,470
Operations	101 Green Meadows Drive South	Lewis Center, OH 43035	n/a	7,600	n/a	n/a
Operations	2 Eaton Street Suites 800/807	Hampton, VA 23669	November 2019	4,519	$14.04	$63,454
Operations	104 Cude Lane	Madison, TN 37115	August 2016	3,448	$13.78	$47,521
Operations	280 Pinehurst Avenue Suite B	Southern Pines, NC 28387	December 2015	2,500	$9.60	$24,000

The following table presents our property locations at December 31, 2014 for our international locations:

					Base	Base
			Lease	Approx.	Cost per	Annual
Function	Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

Administrative Office	South County Business Park	Dublin 18, Ireland	March 2026	6,000	$32.92	$197,519
Commercial Sales Office	3B Juno House, Calleva Park	Aldermaston,Berkshire RG7 8RA, England	June 2016	1,250	$18.67	$23,342
Commercial Sales Office	Stoomloggerwey 4 B	3133 KT, Vlaardingen,Netherlands	April 2015	1,600	$18.99	$30,388
Commercial Sales Office	Siriusdreef 55	2132 WT, Hoofddorp,Netherlands	December 2017	500	$14.59	$7,293

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

Market Information

Our common stock trades on the NYSE MKT under the symbol “WYY” and on the Frankfurt and Berlin exchanges under the symbol “ZMX”. The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE MKT for each of the periods indicated:

	2014		2013
Period	High	Low	High	Low
December 31,	$1.74	$0.99	$1.79	$0.76
September 30,	$1.90	$1.45	$1.14	$0.65
June 30,	$1.87	$1.28	$0.86	$0.45
March 31,	$1.95	$1.29	$0.73	$0.35

Stock Performance Graph

The line graph below compares the cumulative total stockholder return in our common stock between January 1, 2009 and December 31, 2014, with cumulative total return on the Russell MicroCap Index and the RDG Technology Index. This graph assumes a $100 investment in each of the Company, the Russell Microcap Index and the RDG Technology Index at the close of trading on January 1, 2009. We selected these indices because they include companies with similar market capitalizations and companies in our industry.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Holders

As of the close of business on February 28, 2015, there were 151 registered holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Dividend Policy

The Company has never paid dividends on its Common Stock and intends to continue this policy for the foreseeable future. WidePoint plans to retain earnings for use in growing its business base. Any future determination to pay dividends will be at the discretion of the Board of Directors (the “Board”) of the Company and will be dependent on WidePoint’s results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The Company repurchased no shares of its Common Stock during the fourth quarter of 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 2014. This historical Selected Financial Data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	2014	2013	2012	2011	2010

Operating Results
Revenues	$53,316,210	$46,825,032	$55,782,742	$41,372,490	$50,812,776
Gross profit	13,513,917	12,111,561	13,862,581	9,243,502	13,264,758
Operating expense	18,164,925	13,286,855	12,843,804	105,173	2,804,320
Interest expense	(186,796)	(175,358)	(294,244)	(69,317)	(90,052)
(Loss) income from operations	(4,651,008)	(1,175,294)	1,018,777	47,820	2,732,708
Net (loss) income	(8,400,626)	(1,694,785)	832,301	246,866	6,380,854

Balance Sheet
Cash and cash equivalents	$13,154,699	$-	$1,857,614	$2,135,310	$5,816,303
Accounts receivable, net	8,543,050	7,612,400	6,932,366	7,884,802	7,794,913
Unbilled accounts receivable	5,547,416	1,561,030	2,969,450	2,715,406	3,059,665
Deferred income tax asset, net	-	4,407,630	3,820,378	3,738,555	3,529,506
Total assets	54,078,240	36,074,840	39,579,841	42,290,226	34,396,140
Line of credit advance	-	916,663	-	-
Accounts payable	6,165,477	3,228,586	5,555,419	8,418,854	7,725,727
Accrued expenses	5,980,110	4,407,286	3,539,710	1,851,678	2,643,613
Current portion of long-term debt	2,184,016	1,150,455	1,102,741	798,319	572,943
Long-term debt, net	1,327,800	2,509,492	4,918,732	7,769,143	564,490
Total stockholders’ equity	36,778,856	22,515,738	23,937,267	22,836,152	22,016,398

Common Stock Statistics
Earnings per share:
Basic	$(0.115)	$(0.027)	$0.013	$0.004	$0.104
Diluted	$(0.115)	$(0.027)	$0.013	$0.004	$0.102
Book value per share	$0.45	$0.35	$0.38	$0.36	$0.35
Market price per share:
High	$1.950	$1.790	$0.950	$1.480	$1.420
Low	$0.999	$0.350	$0.330	$0.690	$0.630
Close	$1.380	$1.640	$0.370	$0.690	$1.340
Average common shares outstanding for earnings per share:
Basic	73,048,883	63,802,275	63,474,871	62,882,100	61,555,664
Diluted	73,048,883	63,802,275	63,758,632	64,148,331	62,862,978
Shares outstanding at end of the period	81,656,763	63,907,357	63,751,857	63,226,857	62,690,873
Number of shareholders of record at end of period	151	154	155	155	153

Other Statistics
Number of employees:
U.S.	251	227	227	163	115
Outside the U.S.	45	0	0	0	0

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organizational Overview

We were incorporated on May 30, 1997 under the laws of the state of Delaware. We are a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. We offer a core set of Managed Mobility Enterprise Solutions (MMS) to enable organizations to deploy fully compliant solutions in accordance with government requirements and the demands of the commercial marketplace. Our on-demand MMS platforms are a suite of advanced and federally certified proprietary cloud-based software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise.

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

Acquisition of Soft-ex Communications Ltd. (SCL)

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

We remain focused on continued retention and expansion of services to our existing customer base and attracting new customers in the government and commercial sectors. We are continuing to actively search out new synergistic acquisitions that we believe may further enhance our present base of business and service offerings outside the United States.

Recent Public Offering of Common Stock

On October 23, 2014, we entered into an underwriting agreement relating to an underwritten public offering of shares of our common stock. We completed the public offering and received net proceeds of approximately $10.8 million before paying estimated offering expenses of approximately $0.2 million incurred by the Company to complete the public offering. The proceeds strengthen our balance sheet in support of our new and expanding business relationships and growth opportunities.

Critical Accounting Policies and Estimates

Refer to Note 2 to the Consolidated Financial Statements for a summary of our significant accounting policies referenced, as applicable, to other notes. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. Our senior management has reviewed these critical accounting policies and related disclosures with its Audit Committee. See Note 2 to consolidated financial statements, which contain additional information regarding accounting policies and other disclosures required by U.S. GAAP. The following section below provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that require significant management assumptions and judgments.

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

The Company had finite lived intangible assets with a carrying value of approximately $6.0 million as of December 31, 2014. The fair value of intangibles acquired in connection with business combinations continued to generate positive returns above its carrying value. Accordingly, the Company has concluded the fair value of its intangibles is not impaired at December 31, 2014. The Company could be exposed to increased risk of recoverability to the extent future revenue estimates may not support the recovery of purchased intangible assets.

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

Technical consulting services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. The Company recognizes revenues for professional services performed based on actual hours worked and actual costs incurred.

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2014.

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

The Company has approximately $18.2 million of goodwill as of December 31, 2014. The fair value of the Company’s reporting unit is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2014. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

Allowance for Doubtful Accounts

The Company has not historically maintained an allowance for doubtful accounts for its federal government customers. Allowances for doubtful accounts relate to commercial accounts receivable and unbilled accounts receivable represent management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms and for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense.

To the extent historical credit experience, updated for emerging market trends in credit is not indicative of future performance, actual losses could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for losses, as applicable. The process of determining the allowance for doubtful accounts requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Share-Based Compensation

The Company issues share-based compensation awards to company employees upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life (in years) of approximately 7 years. Share-based compensation awards reflected in the consolidated financial statements are for the period from 1999 through 2014.

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

2014 Results of Operations

Year Ended December 31, 2014 Compared to the Year ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were approximately $53.3 million, an increase of approximately $6.5 million (or 14%), as compared to approximately $46.8 million in the same period last year. Although we had increased revenues versus 2013, delays in federal and commercial MMS implementations and government product resale transactions negatively impacted revenues during 2014. Our mix of MMS revenues for the periods presented is set forth below:

	years ended DECEMBER 31,		Dollar
MMS Service Mix	2014	2013	Variance

Carrier Services	$20,044,276	$16,815,215	$3,229,061
Management Services	18,641,702	17,227,862	1,413,840
Resale and Other Services	14,630,232	12,781,955	1,848,277

	$53,316,210	$46,825,032	$6,491,178

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to same period last year as a result of the recognition of task orders issued related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. We were awarded 12 task orders under the DHS BPA contract during 2014 and we believe our carrier services revenue may continue to increase as we implement existing task orders and win additional task orders associated with this DHS BPA contract.

▪	Our managed services were higher due to additional revenues from our recent acquisition of SCL (that is part of our MMS managed services offering), partially offset by reductions in customer attrition, government delays and cutbacks as a result of Federal Budget sequestration and delays as a result of the protest of our DHS BPA award. We believe as cert on device is deployed in 2015 and the DHS BPA task orders are recognized that managed services should further expand.

▪	Our resale and other services expanded as a result of increased commercial consulting services and software resale transactions. Resale and other services could be erratic year over year due to timing of federal procurement activity and commercial customer mobile equipment upgrades and deployments.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 was approximately $39.8 million (or 75% of revenues) as compared to approximately $34.7 million (or 74% of revenues) in the same period last year. The dollar basis increase in cost of revenues was predominantly attributable to increased costs associated with software resale activities and carrier services delivered during the year. Our cost of revenues will rise in periods in which we recognize higher government product resale transactions and conversely decrease our margins. The addition of SCL did not have a material effect on cost of revenues.

Gross Profit

Gross profit for the year ended December 31, 2014 was approximately $13.5 million (or 25% of revenues), as compared to approximately $12.1 million (or 26% of revenues) in the same period last year.  The dollar basis increase in gross profit was due to the additional of SCL’s higher margin revenue, partially offset by higher carrier services costs and decreases in higher margin federal consulting revenues. Our focus will remain on growing sales of higher margin recurring services.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2014 was approximately $3.4 million (or 6% of revenues), as compared to approximately $3.1 million (or 7% of revenues) in the same period last year.  The dollar basis increase in sales and marketing expense reflects the addition of SCL of approximately $0.7 million, partially offset by lower channel partner commissions as a result of a greater direct sales and lower external sales and marketing program consultant costs. We may have increases in sales and marketing going forward as we expand promotion of our latest product and service offerings such as Cert-On-Device.

General and administrative expenses for the year ended December 31, 2014 were approximately $14.4 million (or 27% of revenues), as compared to approximately $9.9 million (or 21% of revenues) in the same period last year.   General and administrative expenses for the year ended December 31, 2013 included a non-cash gain of approximately $1.25 million that represented a reduction in the fair value of a contingent obligation (related to the acquisition of Avalon Global Solutions, Inc. (“AGS”)) as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the year ended December 31, 2013 would have been approximately $11.1 million (or 24% of revenues). The increase in general and administrative expense after excluding this non-cash gain predominantly reflects the inclusion of SCL general and administrative expense of approximately $2.5 million.

Depreciation expense for the year ended December 31, 2014 was approximately $376,000, as compared to approximately $288,300 in the same period last year.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure and the addition of SCL’s depreciable assets.  We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2014 was approximately $17,000, as compared to approximately $7,400, in the same period last year.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared the same period last year.

Interest expense for the year ended December 31, 2014 was approximately $186,800 (or less than 1% of revenues), an increase of approximately $11,500 as compared to approximately $175,300 (or less than 1% of revenues) of interest expense in the same period last year. The increase in interest expense reflects accrued interest related to an unsecured loan note payable issued in connection with the SCL acquisition. There were no significant changes in the terms of interest bearing debt during the year ended December 31, 2014.

Other income for the year ended December 31, 2014 was approximately $12,900 as compared to $11,300 for the same period last year. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2014 was approximately $3.6 million, as compared to an approximately $0.4 million in the same period last year. The increase in income tax expense reflects a $5.0 million valuation allowance applied against the Company’s deferred tax assets. Objective evidence of cumulative losses carries more weight under the accounting rules than subjective evidence such as projections and tax planning strategies when evaluating whether a valuation reserve is required. Management placed a full valuation allowance on its deferred tax assets after analyzing both positive and negative evidence over the last two years.

Net Income

As a result of the factors above, the net loss for the year ended December 31, 2014 was approximately $8.4 million as compared to approximately $1.7 million in the same period last year.

2013 Results of Operations

Year Ended December 31, 2013 Compared to the Year ended December 31, 2012

Revenues

Revenues for the year ended December 31, 2013 were approximately $46.8 million, a decrease of approximately $9.0 million (or 16%), as compared to approximately $55.8 million in the same period in 2012. Decreased revenues are primarily a result of the federal protest that spanned substantially all of fiscal 2013 that delayed our ability to implement new agencies and generate expected revenues. Our mix of MMS revenues for the periods presented is set forth below:

	YEARS ENDED DECEMBER 31,		Dollar
MMS Service Mix	2013	2012	Variance

Carrier Services	$16,815,215	$19,545,439	$(2,730,224)
Management Services	17,227,862	19,611,176	(2,383,314)
Resale and Other Services	12,781,955	16,626,127	(3,844,172)

	$46,825,032	$55,782,742	$(8,957,710)

We believe the following factors contributed to reduced revenues:

▪	Our carrier services and managed services were lower due to long delays caused by a federal protest associated with our DHS BPA contract award and our continued shift away from lower margin carrier services.

▪	Our managed services were lower due to delays caused by a federal protest of our DHS BPA contract award, slower than anticipated commercial sales cycles, client driven implementation delays as well as some commercial customer attrition.

▪	Our resale and other services were lower due sequester-related delays that affected the timing of federal procurement activity.

Cost of Revenues

Cost of revenues for the year ended December 31, 2013 was approximately $34.7 million (or 74% of revenues) as compared to approximately $41.9 million (or 75% of revenues) in the same period in 2012. The dollar basis decrease in cost of revenues was predominantly attributable to lower sales of government product resale transactions due to sequester-related delays and lower variable subcontract labor associated with a closed project. Our cost of revenues will fall in periods in which we recognize lower government product resale transactions.

Gross Profit

Gross profit for the year ended December 31, 2013 was approximately $12.1 million (or 26% of revenues), as compared to approximately $13.9 million (or 25% of revenues) in the same period in 2012.   The dollar basis decrease in gross profit was due to lower revenues and limited ability to reduce costs in the short term to lessen the impact of sequester-related delays experienced over the last four quarters. Our focus will remain on growing sales of higher margin recurring services and expanding our growth into international markets.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2013 was approximately $3.1 million (or 7% of revenues), as compared to approximately $2.7 million (or 5% of revenues) in the same period in 2012.  The increase predominantly reflects higher direct and indirect marketing costs and commission payments associated with our commercial business which requires additional resources to reach decision makers and close deals. The increase in sales and marketing spend was conducted in accordance with our overall strategy to reinvest in our commercial sales infrastructure, thereby expanding our growth opportunities, both domestically and abroad.

General and administrative expenses for the year ended December 31, 2013 were approximately $9.9 million (or 21% of revenues), as compared to approximately $9.8 million (or 18% of revenues) in the same period in 2012.  The increase reflects both increased salary and fringe costs associated with expanded overhead support positions and carrying cost of staff retained to service the delayed DHS BPA contract award (approximately $400,000), higher outside accounting and legal fees related to contract negotiations (approximately $168,000), higher commercial insurance rates and prior year premium adjustments (approximately $50,000), partially offset by a net increase in recognized non-cash gain on change in fair value of a contingent obligation (approximately $350,000) and a reduction in lease costs realized upon renewal of certain operating leases (approximately $159,000).

Depreciation expense for the year ended December 31, 2013 was approximately $288,300, as compared to approximately $281,300 in the same period in 2012.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2013 was approximately $7,400, as compared to approximately $4,900, in the same period in 2012.  This increase was due to slightly higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared the same period last year.

Interest expense for the year ended December 31, 2013 was approximately $175,300 (or 1% of revenues), an increase of approximately $118,900 as compared to approximately $294,200 (or 1% of revenues) of interest expense in the same period in 2012. The decrease in interest expense was largely driven by changes in the fair value of a contingent obligation that occurred during 2013. This reduction lowered the interest bearing base upon which accrued interest had been previously determined as compared to the same period in 2012. There were no significant changes in the terms of interest bearing debt during the year ended December 31, 2013.

Other income for the year ended December 31, 2013 was approximately $11,300 as compared to $3,200 for the same period in 2012. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2013 was approximately $362,800, as compared to an income tax benefit of approximately $99,700 in the same period in 2012. While reviewing the Company’s net operating loss schedules for the year ended December 31, 2013, the Company adjusted its deferred tax asset associated with share based compensation in accordance with the with-and-without-approach which resulted in a net tax expense.

Net Income

As a result of the factors above, the net loss for the year ended December 31, 2013 was approximately $1.7 million as compared to net income of approximately $0.8 million in the same period in 2012.

Liquidity and Capital

Net Working Capital

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

At December 31, 2014, the Company’s net working capital was approximately $12.5 million as compared to negative net working capital at December 31, 2013. The negative net working capital was primarily due to net losses incurred while continuing to fund sales and development investments and maintaining critical staffing infrastructure to support the DHS award under protest. To provide for expected capital requirements to support the DHS contract and enable investments in sales and marketing, product and infrastructure development, we utilized our line of credit and completed two public follow on offerings of our common stock to raise additional capital, which resulted in aggregate net proceeds of approximately $22.0 million, after deducting underwriter commissions and offering expenses. During the 2014, the Company used approximately $5.0 million to acquire Soft-ex Communications Ltd and the remainder of the proceeds have been retained to repay debt, fund operations, and pay for strategic investments in new service offerings.

Cash Flows from Operating Activities

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

For the year ended December 31, 2014, net cash used in operations was approximately $2.6 million driven by current year operating losses due to slower than anticipated implementation of our DHS BPA award and planned strategic investments in our new service offerings including Cert-on-Device.

For the year ended December 31, 2013, net cash used in operations was approximately $1.2 million driven by receivable billing and collection timing differences on large resale transactions, our decision to invest approximately $0.5 million in property and equipment infrastructure investments and product development, our decision to hire of a Chief Sales and Marketing Officer and additional marketing and lead generation sales professionals with combined salary costs of approximately $0.5 million.

For the year ended December 31, 2012, net cash provided by operations was approximately $1.0 million driven by normal collection and vendor payment timing differences.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations.

For the year ended December 31, 2014, cash used in investing activities was approximately $4.4 million reflecting our purchase of all of the equity interests of SCL for approximately $6.0 million, consisting of $5.0 million in cash at closing excluding cash acquired, capital expenditures of approximately $0.3 million and capitalization of approximately $0.1 million in software development related to our PKI credentialing tools and applications.

For the year ended December 31, 2013, cash used in investing activities was approximately $0.5 million due to continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support growth.

For the year ended December 31, 2012, cash used in investing activities was approximately $0.4 million due to planned partial customer facing technology infrastructure refresh of approximately $0.3 million and capitalization of approximately $0.1 million in software development related to our PKI credentialing tools and applications.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the year ended December 31, 2014, cash provided by financing activities was approximately $20.4 million primary reflecting net proceeds of approximately $22.0 million received from two public offerings of our common stock, partially offset by a net line of credit repayment of approximately $0.9 million and term debt repayments of approximately $1.2 million. We realized net proceeds of approximately $0.5 million from the exercise of stock options.

For the year ended December 31, 2013, cash used in financing activities was approximately $0.2 million reflecting term debt repayments of approximately $1.2 million partially offset by a net line of credit advances of approximately $0.9 million. We realized net proceeds of approximately $46,200 from the exercise of stock options.

For the year ended December 31, 2012, cash used in financing activities was approximately $0.8 million reflecting term debt repayments of approximately $0.8 million. We repaid all line advances of $3.0 million during fiscal 2012. We realized net proceeds of approximately $51,200 from the exercise of stock options.

At December 31, 2014, there were no outstanding borrowings against the Company’s working capital credit facility. At December 31, 2014, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future.

Future Capital Requirements

We believe our working capital credit facility, along with the proceeds from our recent public offering of common stock, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during fiscal 2015.

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

Contractual Obligations

The table below identifies transactions that represent our contractually committed future obligations. Purchase obligations include our agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The following reflects a summary of the Company’s contractual obligations for fiscal years ending December 31:

Obligation Type	2015	2016	2017	2018	2019	Thereafter	Total

Long-term debt and interest payments on long-term debt	$2,317,136	$949,356	$46,614	$46,416	$46,398	$383,416	$3,789,336
Operating lease obligations	1,015,400	883,200	806,000	778,000	442,000	1,234,000	5,158,600
Capital lease obligations	79,320	35,334	4,185	-	-	-	118,839
	$3,411,856	$1,867,890	$856,799	$824,416	$488,398	$1,617,416	$9,066,775

(1) Weighted average interest rate of all outstanding long term debt at December 31, 2014 was approximately 4.0%.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the normal course of its business primarily due to its international customer base and operations. The primary exposure relates to the exchange rate fluctuations between the Company’s U.S. dollar functional reporting currency and the Euro dollar. This exposure includes trade receivables denominated in currencies other than the Company’s functional currency.

If the values of the Euro dollar relative to the U.S. dollar had been ten (10) percent lower than the values that prevailed during 2014, the Company’s pretax income for 2014 would have been approximately $54,000 lower. Conversely, if such values had been ten (10) percent higher, the Company’s reported pretax income for 2014 would have been approximately $54,000 higher.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). On May 1, 2014, the Company acquired Soft-ex Communications Limited whose financial statements constitute 7% of the Company’s consolidated total assets and 8% of consolidated net revenues as of and for the year ended December 31, 2014. Accordingly, management’s assessment of internal control over financial reporting did not include Soft-ex Communications Limited. Based on management’s assessment and those criteria, we conclude that, as of December 31, 2014, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified material weaknesses in controls related to inadequate controls over revenue recognition and inadequate entity level controls, including inadequate policies and procedures and inadequate segregation of duties within an account or process.

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2014 fiscal period. Management is developing a plan to respond to identified material weaknesses described above and such plan may include investing in accounting workflow technologies that can minimize manual reporting processes, capture and store relevant documentation to support operating effectiveness and strengthen internal controls over financial reporting.

Moss Adams LLP, our independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2014, and the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2014 fiscal period. Management is developing a plan to respond to identified material weaknesses described above and such plan may include investing in accounting workflow technologies that can minimize manual reporting processes, capture and store relevant documentation to support operating effectiveness and strengthen internal controls over financial reporting.

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WidePoint Corporation

We have audited WidePoint Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in Management’s Report on Internal Control Over Financial Reporting, on May 1, 2014, the Company acquired Soft-ex Communications Limited. For the purposes of assessing internal control over financial reporting, management excluded Soft-ex Communications Limited, whose financial statements constitute 7% of the Company’s consolidated total assets and 8% of consolidated net revenues as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting of Soft-ex Communications Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to inadequate controls over revenue recognition and inadequate entity level controls. These material weaknesses were considered in determining the nature, timing, and extend of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, WidePoint Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 16, 2015

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of December 31, 2014:

Name	Age	Position

Steve L. Komar	73	Chief Executive Officer, Director, and Chairman of the Board

James McCubbin	50	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Jin Kang	50	Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of iSYS LLC

Otto Guenther	73	Director

George Norwood	72	Director

James Ritter	70	Director, Chairman of the Compensation and Nominating Committees

Morton Taubman	71	Director, Chairman of the Audit Committee

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

Mr. Komar serves on the Board of Directors for a term expiring at the 2017 Annual Meeting of Shareholders. Mr. Komar brings extensive financial and operational management experience to the Board as a result of his past operational experience at several large firms where he held senior executive positions in areas including financial and operational management and mergers & acquisitions. The financial and managerial skills he developed over a career that has spanned more than 45 years, as well as Mr. Komar’s experience as our Chairman of the Board and Chief Executive Officer, his knowledge of our Company as a result thereof, and his prior performance serving as a Board member of the Company, led the Board to conclude that he should continue to serve as a director of the Company.

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

Mr. McCubbin also presently serves on the Board of Directors of ProPhase Labs, Inc. and serves on their Audit Committee. Mr. McCubbin was also on the Board of Directors of Redmile Entertainment until his resignation on March 1, 2008 and on the Board of Directors of Tianjin Pharmaceutical Company and was its Chairman of its Audit Committee, Nominating Committee, and Compensation Committee until his resignation on June 4, 2012. Mr. McCubbin subsequent to his resignation on the Board of Directors of Tianjin Pharmaceutical Company continued to serve as a consultant with the Company. Mr. McCubbin at times consultants on financial and other compliance matters. These experiences and his prior performance as a Board member led the Board to conclude that he should continue to serve as a director of the Company.

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

CORPORATE GOVERNANCE

Code of Ethics

The Company’s Board of Directors has a code of ethics and business conduct for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at www.widepoint.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics and business conduct on our website.

Board Meetings – Committees of the Board

The Board of Directors held four (4) meetings during 2014. During this period, all of the directors attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all Committees of the Board of Directors on which each such director served.

The Board currently has the following Committees: Audit; Corporate Governance and Nominating; and Compensation. Each Committee consists entirely of independent, non-employee directors in accordance with the listing standards of the NYSE MKT. Membership and principal responsibilities of the Board’s Committees are described below. Each Committee of the Board has adopted a charter and each such charter is available free of charge on our website, www.widepoint.com, or by writing to WidePoint Corporation, 7926 Jones Branch Drive, Suite 520, McLean, Virginia 22102, c/o Corporate Secretary.

Audit Committee

The members of the Audit Committee are:

▪	Morton S. Taubman (Chair)
▪	James M. Ritter

▪	George W. Norwood
▪	Otto J. Guenther

The Audit Committee met four (4) times in 2014. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of the Audit Committee are to: appoint (subject to stockholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Audit Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with the Company’s Executive Vice President and Chief Financial Officer.

The Board has determined that Messrs. Taubman, Ritter and Norwood each meet the definition of "independent directors" for purposes of serving on an audit committee under applicable rules of the Securities and Exchange Commission and the listing standards of the NYSE MKT. In addition, the Board has determined that Mr. Taubman satisfies the “financially sophisticated” requirements set forth in the NYSE MKT Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The members of the Corporate Governance and Nominating Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	Otto J. Guenther
▪	George W. Norwood

The Corporate Governance and Nominating Committee met one (1) time in 2014. The primary functions of this Committee are to: identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; review annually and recommend changes to the Company’s Corporate Governance Guidelines; lead the Board in its annual review of the performance of the Board and its committees; review policies and make recommendations to the Board concerning the size and composition of the Board, the qualifications and criteria for election to the Board, retirement from the Board, compensation and benefits of non-employee directors, the conduct of business between WidePoint and any person or entity affiliated with a director, and the structure and composition of the Board’s Committees; review the Company’s policies and programs relating to compliance with its Code of Business Conduct and such other matters as may be brought to the attention of the Committee regarding WidePoint’s role as a responsible corporate citizen.

Compensation Committee

The members of the Compensation Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	George W. Norwood
▪	Otto J. Guenther

The Compensation Committee met two (2) times in 2014. The primary functions of the Compensation Committee are to: evaluate and approve executive compensation plans, policies and programs, including review of relevant corporate and individual goals and objectives, as submitted by the Chief Executive Officer; evaluate the Chief Executive Officer’s performance relative to established goals and objectives and, together with the other independent directors, determine and approve the Chief Executive Officer’s compensation level based on this evaluation; review and approve the annual salary and other remuneration of all other officers; review the management development program, including executive succession plans; review with management, prior to the filing thereof, the executive compensation disclosure included in this proxy statement; recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of WidePoint and its subsidiaries.

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000; however, for a six month period in fiscal 2014, each director voluntarily agreed to a 10% reduction in director fees beginning on June 1, 2014 and ending on December 31, 2014. The following table sets forth director compensation for the year ended December 31, 2014:

	Fees Earned	Option	All Other
	or Paid	Awards	Compensation
Director Name	($)	($)	($)	Total
James Ritter	$11,400	$-	$-	$11,400
Morton Taubman	11,400	-	-	11,400
George Norwood	11,400	-	-	11,400
Otto Guenther	11,400	-	-	11,400

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2014, all such Forms 3 and Forms 4 were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2014 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2014. The NEOs are identified below in the table titled “Summary Compensation Table.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation take before or after 2014 when we believe it enhances the understanding of our executive compensation program.

Overview of Our Executive Compensation Philosophy and Design

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

Setting Executive Compensation

Our compensation committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our NEOs, setting the compensation and other benefits of our NEOs, overseeing the Company’s response to the outcome of the advisory votes of stockholders on executive compensation, assessing the relative enterprise risk of our compensation program and administering our equity compensation plans. The Company’s compensation planning is done annually for cash based performance goals and in multi-year periods for equity based performance goal setting.

It is our Chief Executive Officer’s responsibility to provide recommendations to the Compensation Committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the Chief Executive Officer nor any other members of management is present during executive sessions of the Compensation Committee. The Chief Executive Officer is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program.

We have not historically utilized a compensation consultant to set the compensation of our NEOs.

Elements of Executive Compensation

We believe the most effective compensation package for our NEOs is one designed to reward achievement of individual and corporate objectives, provide for short-term, medium-term and long-term financial and strategic goals and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. Compensation for our NEOs consists of base salary and an annual bonus opportunity, along with multi-year accelerated vesting goals associated with either stock option awards and or stock grant awards. Our annual bonus opportunity is intended to incentivize the achievement of goals that drive annual and multi-year performance, while our accelerated stock option and or stock grant vesting goals are intended to incentivize the achievement of goals that drive multi-year performance.

Base Salary. We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. The fiscal 2015 base salaries for our NEOs, as well as the percentage increase from the fiscal 2014 base salaries, are as follows:

		Percentage
		Increase
	Fiscal 2015	Over Fiscal
	Base	2014 Base
Name	Salary	Salary

Steve Komar	$260,000	4	%(1)
James McCubbin	$260,000	4	%(1)
Jin Kang	$250,000	4	%(1)

(1) NEOs original base salary for fiscal 2014 included a voluntarily agreed to 10% reduction in base salary for five months. This voluntary reduction ended on December 31, 2014.

Annual Cash Based Bonus Opportunity. The amount of the annual discretionary cash based bonus award is based on individual performance assessments along with the financial performance of the Company. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, operating income, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. The annual cash based bonus opportunity is for up to 50% of a NEOs base salary. In 2014, none of our NEOs earned a bonus because due to our net operating losses.

We believe these cash based award opportunities reinforce the alignment of interests of our executive officers with those of our stockholders in the shorter term as the positive financial performance that drives the cash based bonus awards also indirectly influences the performance of the Company’s common stock. We believe the personal professional improvement goals enhance the value of the NEO to expand their expertise and expand the effectiveness of the Company’s staff allowing for greater organization efficiencies while improving Company performance, which drives short-term, medium-term, and long-term organizational improvement and ultimately value for the stockholders in the form of better financial and common stock performance.

Restricted Stock Equity Awards. Mr. Komar and Mr. McCubbin were each awarded 250,000 shares of restricted common stock in 2010 that vest 100% upon the earlier of (i) the seventh anniversary from the date of grant or (ii) upon an acceleration event that is determined by the Compensation Committee.

Stock Option Equity Awards. Mr. Kang was awarded 170,000 stock options in 2013 that vest one third per year over a term of three years in order to reward Mr. Kang for improved performance in the Company’s common stock price.

Acceleration of Equity Awards. The acceleration of the common shares and or stock options are tied generally to performance measures such as earnings before interest, taxes, amortization and depreciation and other triggers predominately tied to performance goals of the Company. In keeping with our philosophy for incentivizing the performance of our named executive officers over a medium to longer term horizon the Company has used equity grants and awards linked to accelerated vesting goals to reinforce the alignment of interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our Common Stock, which, in turn, is indirectly attributable to the performance of our executive officers.

Retirement and Other Benefits. We are strongly committed to encouraging all employees to save for retirement. To provide employees with the opportunity to save for retirement on a tax-deferred basis, we sponsor a defined contribution 401(k) savings plan. We also provide health, dental, vision and short term disability insurance to our NEOs on the same basis offered to all of our employees.

Summary Compensation Table

The following table summarizes the compensation paid by us in each of the last three recently completed fiscal years for our NEOs:

Name and Principal Position	Year	Base Salary (1)		Discretionary Bonus	Equity Awards (2)		Other Compensation (3)	Total Compensation
Steve Komar	2014	$249,167	(4)	$-	$-		$7,200	$256,367
Chief Executive Officer, Director, and	2013	$255,000		$-	$-		$7,200	$262,200
Chairman of the Board	2012	$230,000		$-	$-		$7,200	$237,200

James McCubbin	2014	$249,167	(4)	$-	$-		$7,200	$256,367
Executive Vice President, Chief Financial	2013	$255,000		$-	$-		$7,200	$262,200
Officer, Secretary, Treasurer and Director	2012	$230,000		$-	$-		$7,200	$237,200

Jin Kang	2014	$239,583	(4)	$-	$-		$-	$239,583
Executive Vice President & Chief	2013	$250,000		$-	$96,900	(5)	$-	$346,900
Operations Officer	2012	$250,000		$20,000	$-		$-	$270,000

(1) Amount represents base salary as set forth in an executive employment agreement.

(2) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

(3) Monthly combined home office and phone allowance of $600 were paid to Mr. Komar and Mr. McCubbin during fiscal 2014, 2013 and 2012.

(4) For a five month period in fiscal year 2014, Mr. Komar, Mr. McCubbin and Mr. Kang each voluntarily agreed to a 10% reduction in base salary.

(5) During fiscal 2013 Mr. Kang was granted an equity award of 170,000 options on March 21, 2013 with an estimated fair value of approximately $96,900.

Grant of Plan Based Awards

None of our NEOs received equity awards in fiscal 2014.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information on outstanding equity awards held by NEOs at December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)

Steve L. Komar, Chief Executive Officer, Director, and Chairman of the Board	-	-	-	-		250,000	(1)	$345,000

James T. McCubbin, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director	-	-	-	-		250,000	(1)	$345,000

Jin Kang, Executive Vice President and Chief Operations Officer	56,666	113,334	$0.57	3/20/2018	(2)	-		-

(1)	Equity incentive plan awards unearned represent restricted stock awards which vest on the seventh anniversary of the date of grant or earlier upon a determination by the compensation committee that such shares have been earned.
(2)	Options vest one-third per year over a term of three years.

Option Exercises and Stock Vested for Fiscal 2014

None of our NEOs exercised options or had stock vest during the year ended December 31, 2014.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Komar. On February 18, 2014, we entered into an amendment of an employment agreement with Steve Komar, our Chief Executive Officer and President, dated as of August 13, 2010 and effective as of July 1, 2010. The employment agreement has an initial term expiring on March 31, 2016. The Company had the option to terminate Mr. Komar’s employment agreement as of March 31, 2015 by giving written notice on or before January 31, 2015; however, the Compensation Committee affirmatively decided not to exercise such option. The agreement provides for (1) a base salary of $260,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board. For a five month period in calendar 2014, Mr. Komar voluntarily agreed to a 10% reduction in base salary.

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

Mr. McCubbin. On February 18, 2014, we entered into an amendment of an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, dated as of August 13, 2010 and effective as of July 1, 2010. The amendment to Mr. McCubbin’s employment agreement has an initial term expiring on March 31, 2016. The Company had the option to terminate Mr. McCubbin’s employment agreement as of March 31, 2015 by giving written notice on or before January 31, 2015; however, the Compensation Committee affirmatively decided not to exercise such option. The agreement provides for (1) a base salary of $260,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board. For a five month period in calendar 2014, Mr. McCubbin voluntarily agreed to a 10% reduction in base salary.

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

Mr. Kang. On November 27, 2012, we entered into an employment agreement with Jin Kang, our Executive Vice President and Chief Executive Officer of iSYS LLC and Chief Operations Officer, effective as of June 30, 2012, which replaced Mr. Kang’s prior employment agreement, dated January 4, 2008, which expired by its terms on June 30, 2012. The Company and Mr. Kang expect to negotiate a new employment agreement in the future. The Agreement provides for (1) a base salary of $250,000 per year, (2) reimbursement for business expenses consistent with our existing policies that have been incurred for our benefit, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) a performance bonus opportunity of up to $175,000 per year at the discretion of the Compensation Committee of the Board of Directors.

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

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of the Compensation Committee had a relationship with us that required disclosure under Item 404 of Regulation S-K. During the past fiscal year, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who served as members of our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our Company, nor have they ever been an officer or employee of our Company

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K with management. Based on our Compensation Committee’s review and discussions with management, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

James M. Ritter (Chair)

Morton S. Taubman

George W. Norwood

Otto J. Guenther

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth beneficial owners of more than 5% based on 81,721,763 outstanding shares of Common Stock as of March 9, 2015:

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Nokomis Capital, L.L.C., and	8,770,093	10.7	%(1)
Brett Hendrickson
2305 Cedar Springs Rd., Suite 420
Dallas, Texas 75201

(1)	Based on information provided in a Schedule 13G filed on January 12, 2015, Nokomis Capital, L.L.C. is a Texas limited liability company and Mr. Brett Hendrickson is the principal of Nokomis Capital, L.L.C. The Schedule 13G relates to shares purchased by Nokomis Capital through the accounts of certain private funds and managed accounts (collectively, the “Nokomis Accounts”). Nokomis Capital serves as the investment adviser to the Nokomis Accounts and may direct the vote and dispose of the shares held by the Nokomis Accounts. As the principal of Nokomis Capital, Mr. Hendrickson may direct the vote and disposition of the shares held by the Nokomis Accounts. Pursuant to Rule 16a-1, both Nokomis Capital and Mr. Hendrickson disclaim such beneficial ownership. Stock ownership amounts based on Form 4 filing on February 4, 2015.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 9, 2015 with respect to the beneficial ownership of Common Stock by each director, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 81,721,763 shares outstanding as of March 9, 2015.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	2,112,803	2.6%
Morton Taubman (3)	62,000	*
James McCubbin (4)	1,875,203	2.3%
James Ritter (5)	90,500	*
Jin Kang (6)	2,937,010	3.6%
Otto Guenther (7)	62,000	*
George Norwood (8)	62,000	*

All directors and officers as a group (7 persons) (9)	7,201,516	8.8%

*Indicates ownership percentage is less than 1.0%.

(1)  Assumes in the case of each shareholder listed above that all options held by such shareholder that are exercisable currently or within 60 days of March 9, 2015 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)  Includes (i) 1,319,700 shares owned directly by Mr. Komar (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days), and (ii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly.

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

(4)  Includes 1,875,203 shares owned directly by Mr. McCubbin (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days).

(5)  Includes (i) 65,500 shares owned directly by Mr. Ritter and (ii) 25,000 shares of Common Stock that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(6)  Includes (i) 2,880,344 shares owned directly by Mr. Kang, and (ii) includes 56,666 earned and exercisable options and excludes 113,334 unearned options to purchase shares from the Company at a price of $0.57 per share until March 20, 2018, pursuant to a stock option granted on March 20, 2013.

(7)  Includes 62,000 shares subject to exercisable options to purchase shares Common Stock, consisting of (i) 12,000 shares that may be purchased at a price of $0.93 per share through August 15, 2017, pursuant to a director stock option granted on August 15, 2007 and (ii) 50,000 shares that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

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

(9)  Includes the shares referred to as included in notes (2) through (8) above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	2,791,601	$0.83	2,318,145

Not approved by security holders	-	$-	-

Total	2,791,601	$0.83	2,318,145

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our principal accountants for the years ended December 31:

Service Type	2014	2013

Audit and Quarterly Review Fees (1)	$174,864	$185,456

Audit-Related Fees (2)	38,415	-

Total	$213,279	$185,456

(1) Audit and quarterly review fees for the annual audit and review of financial statements included in the Company’s quarterly filings, including reimbursable expenses.

(2) Audit-Related fees for other required regulatory filings including Form S-3 consents included in the Company’s filings, including reimbursable expenses.

Audit Committee Policies and Procedures For Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

For audit services and audit-related fees, the independent auditor will provide the Committee with an engagement letter during the March-May quarter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Committee, the engagement letter will be formally accepted by the Committee at an Audit Committee meeting held as soon as practicable following receipt of the engagement letter. The independent auditor will submit to the Committee for approval an audit services fee proposal after acceptance of the engagement letter.

For non-audit services and other fees, Company management may submit to the Committee for approval (during May through September of each fiscal year) the list of non-audit services that it recommends the Committee engage the independent auditor to provide for the fiscal year. The list of services must be detailed as to the particular service and may not call for broad categorical approvals. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided. The Committee will consider for approval both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flow for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

2.1	Share Sale and Purchase Agreement, dated as of May 1, 2014, by and among WidePoint Global Solutions, Inc., Gutteridge Limited and the shareholders of Soft-Ex Holdings Limited. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

10.1	Employment and Non-Compete Agreement, dated as of November 27, 2012, between the Company, WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 27, 2012.)

10.2	Debt Modification Agreement, dated September 16, 2011, by and among the Registrant, and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2011).

10.3	$1,000,000 Subordinated Secured Promissory Note, dated as of December 31, 2011, between the Registrant and its subsidiaries and Avalon Global Solutions, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.4	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.5	$8,000,000 Commercial Revolving Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 and 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.6	Credit Security Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.7	Employment Agreement between WidePoint Corporation and John Atkinson, dated January 21, 2013 and amendment thereto (Incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 31, 2014.)*

10.8	Employment Agreement between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.9	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.10	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and Steve L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.11	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.12	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and Steve L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.13	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.14	$1,000,000 Subordinated Unsecured Loan Note, dated May 1, 2014, by WidePoint Global Solutions, Inc. in favor of Gutteridge Limited. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

10.15	Deed of Indemnity, dated as of May 1, 2014, by and between WidePoint Global Solutions, Inc. and Gutteridge Limited. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

10.16	Employment Agreement, dated as of May 1, 2014, by and between Soft-ex Communications Limited and Ian Sparling. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

10.17	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.18	Change in Terms Agreement dated June 27, 2014 between Cardinal Bank and the Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014)

10.19	Change in Terms Agreement dated September 29, 2014 between WidePoint Corporation and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 30, 2014)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 16, 2015	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 16, 2015	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 16, 2015	/s/STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 16, 2015	/s/JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 16, 2015	/s/JAMES M. RITTER
James M. Ritter
Director

Dated:	March 16, 2015	/s/MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 16, 2015	/s/OTTO GUENTHER
Otto Guenther
Director

Dated:	March 16, 2015	/s/GEORGE NORWOOD
George Norwood
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WidePoint Corporation

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WidePoint Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WidePoint Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 16, 2015

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,154,699	$-
Accounts receivable, net of allowance for doubtful accounts of $88,719 and $30,038 in 2014 and 2013, respectively	8,543,050	7,612,400
Unbilled accounts receivable	5,547,416	1,561,030
Inventories	37,025	61,338
Prepaid expenses and other assets	426,736	533,944
Income taxes receivable	25,984	763
Deferred income taxes	18,584	-

Total current assets	27,753,494	9,769,475

NONCURRENT ASSETS
Property and equipment, net	1,614,182	1,545,951
Intangibles, net	5,992,992	3,613,271
Goodwill	18,555,578	16,618,467
Deferred income tax asset, net of current	-	4,407,630
Deposits and other assets	161,994	120,046

TOTAL ASSETS	$54,078,240	$36,074,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$-	$916,663
Short term note payable	137,025	119,336
Accounts payable	6,165,477	3,228,586
Accrued expenses	5,980,110	4,407,286
Deferred revenue	710,275	40,911
Income taxes payable	12,574	217,982
Deferred income taxes	-	700,743
Current portion of long-term debt	2,184,016	1,150,455
Current portion of deferred rent	9,274	78,525
Current portion of capital lease obligations	76,597	45,125

Total current liabilities	15,275,348	10,905,612

NONCURRENT LIABILITIES
Long-term debt, net of current portion	1,327,800	2,509,492
Capital lease obligation, net of current portion	36,669	57,119
Deferred rent, net of current portion	152,815	2,421
Deferred revenue	56,977	82,494
Deferred income taxes	447,811	-
Deposits and other liabilities	1,964	1,964

Total liabilities	17,299,384	13,559,102

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 81,656,763 and 63,907,357 shares issued and outstanding, respectively	81,657	63,907
Additional paid-in capital	92,661,000	69,867,491
Accumulated other comprehensive (loss)	(147,515)	-
Accumulated deficit	(55,816,286)	(47,415,660)

Total stockholders’ equity	36,778,856	22,515,738

Total liabilities and stockholders’ equity	$54,078,240	$36,074,840

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012
REVENUES	$53,316,210	$46,825,032	$55,782,742
COST OF REVENUES (including amortization and depreciation of $1,462,505, $1,462,995, and $1,511,267, respectively)	39,802,293	34,713,471	41,920,161

GROSS PROFIT	13,513,917	12,111,561	13,862,581

OPERATING EXPENSES
Sales and Marketing	3,432,602	3,125,867	2,741,799
General and Administrative Expenses (including share-based compensation of $324,281, $227,035, $217,611, respectively, and gain on change in fair value of contingent obligation of $—, $1,250,000, and $900,000, respectively)	14,356,372	9,872,655	9,820,695
Depreciation and Amortization	375,951	288,333	281,310

Total Operating Expenses	18,164,925	13,286,855	12,843,804

(LOSS) INCOME FROM OPERATIONS	(4,651,008)	(1,175,294)	1,018,777

OTHER INCOME (EXPENSE)
Interest Income	17,002	7,364	4,881
Interest (Expense)	(186,796)	(175,358)	(294,244)
Other Income (Expense)	12,890	11,267	3,200

Total Other Income (Expense)	(156,904)	(156,727)	(286,163)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(4,807,912)	(1,332,021)	732,614
INCOME TAX (BENEFIT) PROVISION	3,592,714	362,764	(99,687)

NET (LOSS) INCOME	$(8,400,626)	$(1,694,785)	$832,301

BASIC EARNINGS PER SHARE	$(0.115)	$(0.027)	$0.013

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	73,048,883	63,802,275	63,474,871

DILUTED EARNINGS PER SHARE	$(0.115)	$(0.027)	$0.013

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	73,048,883	63,802,275	63,758,632

The accompanying notes are an integral part of these consolidated financial statements.

F-3

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

NET (LOSS) INCOME	$(8,400,626)	$(1,694,785)	$832,301

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(147,515)	-	-

Other comprehensive loss	(147,515)	-	-

Comprehensive (loss) income	$(8,548,141)	$(1,694,785)	$832,301

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated	Accumulated
	Issued	Amount	Warrants	Capital	OCI	Deficit	Total

Balance, January 1, 2012	63,226,857	$63,227	$0	$69,326,705	$-	$(46,553,780)	$22,836,152

Issuance of common stock — options exercises	525,000	525	-	50,074		604	51,203

Issuance of common stock — restricted	-	-	-	87,143	-	-	87,143

Stock compensation expense	-	-	-	130,468	-	-	130,468

Net loss	-	-	-	-	-	832,301	832,301

Balance, December 31, 2012	63,751,857	$63,752	$-	$69,594,390	$-	$(45,720,875)	$23,937,267

Issuance of common stock — options exercises	155,500	155	-	46,066			46,221

Issuance of common stock — restricted	-	-	-	87,143	-	-	87,143

Stock compensation expense	-	-	-	139,892	-	-	139,892

Net loss	-	-	-	-	-	(1,694,785)	(1,694,785)

Balance, December 31, 2013	63,907,357	$63,907	$-	$69,867,491	$-	$(47,415,660)	$22,515,738

Issuance of common stock — options exercises	760,399	760	-	461,458	-	-	462,218

Issuance of common stock — restricted	-	-	-	87,143	-	-	87,143

Issuance of common stock — public offering	16,989,007	16,990		22,007,770	-	-	22,024,760

Stock compensation expense	-	-	-	237,138	-	-	237,138

Foreign currency translation — gain (loss)					(147,515)		(147,515)

Net loss	-	-	-	-		(8,400,626)	(8,400,626)

Balance, December 31, 2014	81,656,763	$81,657	$-	$92,661,000	$(147,515)	$55,816,286	$36,778,856

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,400,626)	$(1,694,785)	$832,301
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	3,693,521	113,491	(81,823)
Depreciation expense	496,908	395,358	400,154
Provision for doubtful accounts	37,735	75,389	25,070
Inventory write-downs	5,408	199,992	52,056
Amortization of intangibles	1,341,548	1,355,970	1,392,423
Amortization of deferred financing costs	7,880	8,728	3,088
Share-based compensation expense	324,281	227,035	217,611
Gain on change in fair value of contingent obligation	-	(1,250,000)	(900,000)
Loss on disposal of equipment	(2,556)	-	667
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(3,810,821)	652,997	570,883
Inventories	66,630	25,590	(170,984)
Prepaid expenses and other current assets	317,500	(51,555)	132,481
Other assets excluding deferred financing costs	(41,828)	(52,656)	10,735
Accounts payable and accrued expenses	3,862,824	(1,438,975)	(1,155,681)
Income tax (payable) receivable	(442,456)	355,794	(138,575)
Deferred revenue and other liabilities	(43,494)	(75,481)	(189,656)

Net cash used in operating activities	(2,587,546)	(1,153,108)	1,000,750

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	33,188	-	76,539
Purchase of property and equipment	(262,737)	(512,986)	(316,833)
Software development costs	(138,781)	-	(132,437)
Business combination, net of cash acquired	(4,079,628)	-	-
Proceeds from the sale of property and equipment	-	-	-

Net cash used in investing activities	(4,447,958)	(512,986)	(372,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	11,973,106	1,989,259	3,031,063
Repayments of bank line of credit advances	(12,889,769)	(1,072,596)	(3,031,063)
Issuance of long term debt	-	-	-
Principal repayments of long term debt	(1,148,131)	(1,111,526)	(794,988)
Principal repayments under capital lease obligations	(52,278)	(42,878)	(53,963)
Debt issuance costs	(8,000)	-	(8,000)
Proceeds from public stock offering, net of offering costs	22,024,760	-	-
Proceeds from exercise of stock options	462,218	46,221	51,203

Net cash provided by (used in) financing activities	20,361,906	(191,520)	(805,748)

Net effect of exchange rate on cash and equivalents	(171,703)	-	-

NET INCREASE (DECREASE) IN CASH	13,154,699	(1,857,614)	(177,729)

CASH, beginning of period	-	1,857,614	2,035,343

CASH, end of period	$13,154,699	$-	$1,857,614

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$167,899	$205,762	$216,824
Cash paid for income taxes	$125,036	$10,774	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Subordinated unsecured seller financed note payable issued as consideration in the acquisition of Soft-ex Communications Ltd.	$1,000,000	$-	$-
Insurance policies financed by short term notes payable	$181,068	$163,889	$150,793
Acquisition of assets under capital lease obligation	$-	$-	$176,177

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s Consolidated Statements of Operations, depending on the nature of the activity. See Note 14 for additional information.

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

The Company determined that its MMS business constitutes a single business activity and evaluates profitability on that basis and presents a single segment for purposes of financial reporting.

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

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2014, 2013 and 2012. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

Significant Customers and Concentration of Credit Risk

Significant Customers

The Company has historically derived a significant portion of its revenues from its federal government customer base due to the large size of individual awards. Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended:

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012
	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues

Transportation Security Administration	17%	20%	19%
Department of Homeland Security (DHS)	20%	13%	15%

Customers representing ten percent or more of consolidated trade accounts receivable receivables are set forth in the table below as of December 31:

	DECEMBER 31,
	2014	2013
	As a % of	As a % of
Customer Name	Receivables	Receivables

Department of Homeland Security	20%	27%
Science Applications International Corporation	21%	—

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with a large financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2014 and December 31, 2013, the Company had deposits in excess of FDIC limits of approximately $12,695,800 and $2,548,000, respectively.

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

Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are usually due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not historically maintained a bad debt reserve for its federal government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable. Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms and for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense.

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period due to contractual terms or due to timing differences. Unbilled accounts receivable on fixed-price contracts predominantly consist of third party value added resale (VAR) of hardware and software products delivered but not invoiced at the end of the reporting period. To a lesser extent unbilled accounts receivable also consists of monthly managed services performed but not invoiced at the end of the reporting period. At December 31, 2014 and 2013 unbilled accounts receivable totaled approximately $5,547,400 and $1,561,000, respectively.

Inventories

Inventories consist of hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2014 and 2013 the Company recorded inventory write-downs related to obsolete inventory of approximately $5,400 and $199,900, respectively, in the consolidated statements of operations within cost of revenues.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2014 and 2013, the Company’s management has not identified any material impairment of its property and equipment.

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

Revenue Recognition Principles

The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. A summary of the Company’s specific revenue recognition policies are as follows:

▪	Expense Management: Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale per user or device or other service utilization metric. Managed services are not interdependent and there are no undelivered elements in these arrangements. Revenue is recognized upon the completion of the delivery of monthly managed services. The Company also offers invoice management and payment services and resells third party products and services, which may subject the Company to credit risk as it is responsible for the payment of multiple billable arrangements by and between its customer and various carriers. The Company recognizes revenues and related costs on a gross basis for these arrangements as it has discretion in choosing providers, rate plans, hardware and devices provided to its customers. For arrangements in which the Company does not have such credit risk, it recognizes revenues and related costs on a net basis. This service is broadly classified as a managed service.

▪	Security: The Company issues its proprietary PKI identity credentialing software certificates to individuals or as an enterprise solution under which the customer issues the individual certificates. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional deliverables. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. This service is broadly classified as a managed service.

▪	Software: The Company offers telecommunications expense management software under a perpetual and term license.

o	Perpetual License - Revenue from software licenses which are sold as a perpetual license and which do not involve the significant production, modification or customization of the software are recognized when the software is delivered. Where an arrangement to deliver software involves significant production, modification or customization, the software revenue is not recognized until such time as the software has been accepted by the client. Implementation fees are recognized once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months.

o	Term License - Revenue from software licenses which are sold as term licenses, which do not involve the significant production, modification or customization of the software are recognized evenly over the license term once the software has been delivered. Where an arrangement to deliver software involves significant production, modification or customization, software sold as a term license is recognized ratably over the license term from the date the software is accepted by the client.

▪	User Support: The Company offers call centers with 24x7 emergency support and expert technical support which is delivered on a monthly basis based on a standard fixed pricing scale per ticket, user or device or other service utilization metric. Revenue is recognized upon the completion of the delivery of monthly managed services. This service is broadly classified as a managed service.

▪	Policies: Services performed include policy and contract permission based audits, accounts payable audits, and compliance reviews which are performed on a time and materials basis and contingent fee arrangement. Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. This service is broadly classified as a managed service.

▪	Consulting: The Company provides professional services on a project basis determined by our customers’ specific requirements. The Company provides a variety of telecommunication management consulting services, traditional information technology and network consulting and security assurance services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric determined. This service is broadly classified as a professional service.

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

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock. The number of incremental shares from assumed conversions of stock options and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method. See Note 13 to the consolidated financial statements for computation of EPS.

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

Soft-ex Communications Ltd.

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

The Company utilized the assistance of a third party valuation expert to estimate the fair value of the assets acquired and the liabilities assumed and the related allocations of purchase consideration. The excess of purchase price over the net tangible and intangible assets has been recorded as goodwill.

Purchase Consideration

The following table sets forth the provisional fair value of consideration paid in connection with acquisition of SCL as of May 1, 2014:

	Fair Value

Cash consideration	$5,000,000	(1)
Contingent subordinated unsecured loan note payable consideration	1,000,000	(2)
Net working capital escrow adjustment to consideration paid	(33,188	)(3)

Fair value of consideration paid	$5,966,812

(1) The Company used operating cash on hand of $5.0 million, of which $4.35 million was released to the seller upon closing of the transaction and the remainder was delivered into escrow. Under the terms of the escrow agreement, the funds shall be released (subject to satisfaction of the terms of the escrow agreement) in two amounts with the first release of $0.15 million on or about May 1, 2015 and the second release of $0.5 million on or about August 1, 2015. The release of funds held in escrow is subject to adjustment based on final net working capital as described in (3) below.

(2) The Company issued a subordinated unsecured loan Note in the principal amount of $1.0 million to satisfy the remainder of the purchase price. This is a US dollar denominated obligation. The likelihood of the loan Note being settled at an amount less than the face value is considered remote based on revenue performance achieved through the end of the current fiscal year. The Note accrues interest at the annual rate of 3% and provides for a lump sum payment of principal and interest on May 31, 2015; provided however that in the event that SCL fails to generate gross revenue for the three (3) months ending April 30, 2015 that is at least equal to 75% of the gross revenue generated by SCL for the three (3) months immediately preceding the acquisition of SCL, then the full face value of the Note shall be abrogated and all obligations of WGS under the Note shall be cancelled and waived.

(3) On October 21, 2014, a final determination of net working capital resulted in a deficiency of €26,670 ($33,188 USD) reduced total purchase consideration.

Transaction Costs

The Company incurred acquisition related due diligence, legal and accounting and transaction costs (including Irish stamp taxes and other processing costs) in connection with acquisition of SCL of approximately $250,300. These transaction-related costs were expensed as incurred and reflected in general and administrative expense in the consolidated statements of operations for the periods presented.

Fair Value of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with acquisition of SCL as of May 1, 2014:

Cash	$920,372
Trade receivables	1,294,573
Other current assets	276,443
Property and equipment	333,650
Developed technology	663,936
Channel partners	2,628,080
Tradenames and trademarks	290,472
Other assets	1,687
Accounts payable and accrued expenses	(1,864,888)
Promissory note payable	(447,811)
Capital lease obligation	(66,813)

Total identifiable net assets acquired	$4,029,701

Goodwill	1,937,111

Total purchase price	$5,966,812

Employment Agreements

In connection with acquisition of SCL, the Company entered into an employment agreement Ian Sparling, the Chief Executive Officer of SCL (the “Employment Agreement”), for Mr. Sparling to continue to serve as the Chief Executive Officer of SCL. The Employment Agreement provides for an annual base salary of €175,000 ($241,500). In addition, Mr. Sparling shall be eligible to receive bonus compensation of up to 50% of his annual salary. Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 ($22,800) and SCL will contribute up to €15,000 ($20,700) to SCL's pension plan. As of December 31, 2014, Mr. Sparling continued to be employed by the Company.

Supplemental Unaudited Pro Forma Information

The accompanying unaudited pro forma condensed consolidated financial information were prepared in accordance with the acquisition method of accounting. The pro forma adjustments presented herein are preliminary, and do not reflect estimated amortization resulting from intangible assets, and may not reflect any final purchase price adjustments made. As the final fair value calculations are being prepared, increases or decreases in the fair value of relevant balance sheet amounts will result in adjustments, which may result in material differences from the information presented herein.

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for each of the three years ended December 31, 2014, 2013 and 2012 have been prepared as if the acquisition of SCL had occurred at January 1, 2012 (unaudited):

	DECEMBER 31,
	2014	2013	2012
	(a)	(a)	(a)
	(Unaudited)
Revenues, net	$55,255,000	$52,570,000	$62,007,000
Net (loss) income	$(8,822,000)	$(1,160,000)	$2,018,000	(b)
Basic (loss) earnings per share	$(0.121)	$(0.018)	$0.032
Diluted (loss) earnings per share	$(0.121)	$(0.018)	$0.032

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three years ended December 31, 2014, 2013 and 2012 for WidePoint. SCL’s most recently completed fiscal year end was April 30, 2014 which differs from WidePoint’s December 31 year end. Subsequent to the acquisition SCL changed its fiscal year end to December 31st. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-K audited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the years ended December 31, 2014, 2013 and 2012 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3293, $1.3279, and $1.2856, respectively.

(b) As more fully described above under “purchase consideration”, in conjunction with the share sale and purchase agreement with SCL, WidePoint issued a subordinated unsecured loan Note in the principal amount of $1.0 million. Pro forma interest expense was calculated for this Note under the assumption that the probability of failing to generate adequate gross revenues is considered remote at this time based on projection available at the time of the transaction. Pro forma interest expense adjustments included for the year ended December 31, 2012 was approximately $30,000 to reflect total interest paid over the 1 year subordinated unsecured loan note.

Avalon Global Solutions, Inc.

On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), entered into an Asset Purchase Agreement (“APA”) with Avalon Global Solutions (AGS), pursuant to which WSC acquired certain assets and assumed certain liabilities of AGS. Total purchase consideration paid was approximately $11.5 million, consisting of $3.5 million in cash, $4.0 million in bank loan proceeds, $1.0 million subordinated seller promissory note and a contingent subordinated seller promissory note (“contingent consideration”) with a fair value of $3.0 million as of the acquisition date. In 2012, the Company finalized it fair value accounting and determined the estimated fair value of contingent consideration to be approximately $2.15 million, which revised purchase consideration from $11.5 million to $10.7 million and thereby reduced goodwill in connection with this business combination by approximately $850,000. In 2013, the Company remeasured the fair value of contingent consideration at zero, which revised purchase consideration from $10.7 million to $8.5 million. During the year ended December 31, 2013, the Company recognized a non-cash contingent gain on change in fair value of approximately $1,250,000 and reflected in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2013.

See Note 4 for changes in fair value of assets and liabilities recorded in connection with material business combinations that are measured on a recurring basis.

The Company did not consummate any business combinations during the year ended December 31, 2013.

4.	Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair market value may differ from amounts reflected on a historical basis.

Financial Liabilities Carried at Fair Value

The Company reports contingent seller financed promissory notes at fair value on the consolidated balance sheets under the caption of long term debt. The Company assesses the estimated fair value of the contingent seller financed promissory note (“contingent consideration”) using a probability weighted income approach (discounted cash flow) valuation technique. When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows. The Company’s internal forecasts are developed using observable (Level 2) and unobservable (Level 3) inputs.

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

Changes in the fair value measurement of contingent seller financed promissory note using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below for the years ended:

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

Balance, Beginning of Period	$-	$1,250,000	$2,150,000

Total additions for the period:

Fair value of SCL contingent obligation (see Notes 3 and 9) (1)	1,000,000	-	-

Total gains or losses for the period:

Non-cash gain on change in fair value of AGS contingent obligation included in general and administrative expense (2)	-	(1,250,000)	(900,000)

Balance, End of Period	$1,000,000	$-	$1,250,000

(1)	Management determined the fair value of its SCL contingent obligation based on a probability weighted discounted cash flow valuation technique. The potential probability of not paying out contingent consideration is considered remote. Contingent consideration has been classified as short term and included in the caption "current portion of long term debt" on the consolidated balance sheet at December 31, 2014.

(2)	Management determined the fair value of its AGS contingent obligation based on a probability weighted discounted cash flow valuation technique. The potential probability for payout of contingent consideration is considered remote during the year ended December 31, 2013. On April 15, 2014, the Company formally cancelled the contingent seller financed promissory note.

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the years ended December 31, 2014, 2013 or 2012. At December 31, 2014, all of the Company’s assets and liabilities are classified as Level 1.

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The Company’s financial instruments include cash equivalents, accounts receivable, short and long-term debt (except for contingent promissory notes). The carrying values of cash equivalents and accounts receivable approximate their fair value because of the short maturity of these instruments and past evidence indicates that these instruments settle for their carrying value. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates reflect current market rates.

5. Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	DECEMBER 31,
	2014	2013

Commercial	$5,328,988	$2,782,179
Government	3,302,781	4,860,259
Gross accounts receivable	8,631,769	7,642,438
Less: allowances for doubtful accounts	(88,719)	(30,038)

Accounts receivable, net	$8,543,050	$7,612,400

For the years ended December 31, 2014, 2013 and 2012, the Company had no material recoveries of accounts receivable for which an allowance had been previously established.

Unbilled accounts receivable consist of the following:

	DECEMBER 31,
	2014	2013

Commercial	$550,590	$435,230
Government	4,996,826	1,125,800

Unbilled accounts receivable	$5,547,416	$1,561,030

6.	Property and Equipment

Major classes of property and equipment (includes equipment and automobile capital leases) consisted of the following:

	DECEMBER 31,
	2014	2013

Land and building	$677,054	$677,054
Computer hardware and software	2,824,340	2,052,280
Furniture and fixtures	295,485	218,939
Leasehold improvements	547,087	368,596
Automobile	295,844	2,400
Gross property and equipment	4,639,810	3,319,269
Less: accumulated depreciation and amortization	(3,025,628)	(1,773,318)

Property and equipment, net	$1,614,182	$1,545,951

For the years ended December 31, 2014, 2013 and 2012, depreciation expense recorded was approximately $496,900, $395,400 and $400,160, respectively. For the year ended December 31, 2014 and 2013 there were no material disposals of equipment. For the year ended December 31, 2012 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $206,900 and $206,200, respectively. For the years ended December 31, 2014, 2013 and 2012 there were no material sales of property and equipment.

Capital Leases

The gross value of assets under capital leases at December 31, 2014 and 2013 were approximately $548,000 and $477,500, respectively. For the year ended December 31, 2014 and 2013 there were no capital lease acquisitions, expiration or disposals of equipment leases. For the year ended December 31, 2012 we entered into an equipment capital lease agreement with a net present value of approximately $176,200. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively. Depreciation expense for leased equipment for the years ended December 31, 2014, 2013 and 2012 was approximately $72,100, $58,700 and $66,700, respectively, and accumulated depreciation at December 31, 2014 and 2013 was $481,000 and $408,900, respectively. Total net book value of assets under capital leases at December 31, 2014 and 2013 was approximately $67,000 and $68,600, respectively.

7.	Intangible Assets

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

	DECEMBER 31, 2014
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,652,500)	$1,237,500	5.5
Channel Relationships	3,168,080	(440,804)	2,727,276	13.5
Telecommunications Software	3,113,936	(1,528,374)	1,585,562	2.7
Cybersecurity Software	271,219	(134,377)	136,842	3.0
Trade Name and Trademarks	515,472	(209,660)	305,812	9.0
Non-Compete Agreements	780,000	(780,000)	-	5.0

	$10,738,707	$(4,745,715)	$5,992,992

	DECEMBER 31, 2013
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,405,000)	$1,485,000	6.0
Channel Relationships	540,000	(216,000)	324,000	4.0
Telecommunications Software	2,450,000	(1,089,667)	1,360,333	4.0
Cybersecurity Software	669,171	(530,486)	138,685	2.0
Trade Name and Trademarks	225,000	(179,750)	45,250	1.0
Non-Compete Agreements	780,000	(519,997)	260,003	2.0

	$7,554,171	$(3,940,900)	$3,613,271

Purchased Intangibles

For the year ended December 31, 2014, the Company completed the acquisition of SCL and recognized intangible assets totaling approximately $3,582,500. For the year ended December 31, 2013, the Company did not recognize any acquisition related intangible assets. During the year ended December 31, 2012, the Company completed its determination of the fair value of intangibles acquired in connection with a business combination, increased the value of identified intangible assets from $4,492,428 to $5,320,000 as of December 31, 2013 and increased the useful lives of acquired intangibles from provisional estimates. For the years ended December 31, 2014, 2013 and 2012, the Company did not dispose of any intangible assets. See Note 3 for additional information about the fair value adjustments recorded to intangible assets in connection with these business combinations.

Internally Developed

For the year ended December 31, 2014, the Company recorded capitalized software costs related to our Cybersecurity software totaling approximately $138,800.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 6.4 years and 2.3 years, respectively, at December 31, 2014.

The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

2015	$1,051,921
2016	1,005,558
2017	841,173
2018	515,631
2019	515,631
Thereafter	2,063,078

Total	$5,992,992

The aggregate amortization expense recorded was approximately $1,341,548, $1,356,000 and $1,392,400 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As of December 31, 2014 and 2013, goodwill was not impaired and there were no accumulated impairment losses.

The changes in the carrying amount of goodwill were as follows for the years ended:

	DECEMBER 31,
	2014	2013	2012

Beginning balances, January 1,	$16,618,467	$16,618,467	$16,618,467
Additions:
Acquisition of Soft-ex Communications Ltd. (see Note 3)	1,937,111	-	-

Ending balances, December 31,	$18,555,578	$16,618,467	$16,618,467

9.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On December 30, 2011, the Company entered into a new Commercial Loan Agreement (collectively referred to as the “Cardinal Loans”) to obtain a $4.0 million term loan (the “$4.0 Million Term Loan”) and to increase the revolving line of credit for net working capital from $5.0 million to $8.0 million.

The available amount under the $8,000,000 working capital line of credit facility with Cardinal Bank varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified United States Federal Government receivables and up to 80% of United States domestic commercial and other non-federal government receivables, less any amounts outstanding on the Cardinal Bank term note. On September 26, 2014, the Company renewed its credit facility with Cardinal Bank and extended the maturity date to October 31, 2015 and modified financial covenants. The credit facility with Cardinal Bank requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of September 30, 2014, the Company was not in compliance with its tangible net worth financial covenant. The Company placed a full valuation allowance of approximately $3.7 million that caused non-compliance with its tangible net worth financial covenant. The Company previously obtained a waiver from its financial institution as of December 31, 2013 through December 31, 2014 for compliance with such covenant. On October 28, 2014, the Company completed a second public offering of common stock which immediately brought the Company into compliance with its tangible net worth financial covenant.

Advances made under the $4.0 Million Term Loan bear interest at 4.5% with monthly principal and interest payments of $74,694 and matures on December 30, 2016. Term loan advances were used to fund a portion of the purchase consideration paid in connection with the AGS business combination that closed on December 31, 2011.

The Company was advanced approximately $12.0 million and repaid approximately $12.9 million during the year ended December 31, 2014. There was no outstanding balance on the credit facility at December 31, 2014.

Long-Term Debt

Long-term debt consisted of the following:

	DECEMBER 31,
	2014	2013

Cardinal Bank mortgage dated December 17, 2010 (1)	$468,163	$484,532
Cardinal Bank term note dated December 31, 2011 (2)	1,710,319	2,508,748
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	333,334	666,667
Contingent subordinated unsecured loan note payable dated May 1, 2014 (4)	1,000,000	-

Total	3,511,816	3,659,947
Less: current portion	(2,184,016)	(1,150,455)

Long-term debt, net of current portion	$1,327,800	$2,509,492

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

(4) On May 1, 2014, the Company entered into a $1.0 million subordinated 1-year term contingent unsecured loan note with SCL to fund a portion of the purchase price paid in connection with the Share Sale and Purchase Agreement with SHL dated May 1, 2014. The term note bears interest at 3.0% with an estimated lump-sum principal payment of $1.0 million payable on May 1, 2015. The term note is subordinated to the Cardinal Bank Term Note. See Note 4 regarding the determination of fair value of this contingent obligation.

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2015	$2,184,016
2016	898,256
2017	21,114
2018	22,416
2019	23,798
Thereafter	362,216

Total	$3,511,816

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the year ended December 31, 2014. For the year ended December 31, 2013, the Company did not enter into any capital lease agreements.

For the years ended December 31, 2014 and 2013 there were no disposals of equipment leases. For the year ended December 31, 2012 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $130,700, respectively.

The following sets forth the Company’s future obligations under capital lease agreement for fiscal years ending December 31:

2015	$79,320
2016	35,334
2017	4,185

Total	118,839
Less portion representing interest	(5,573)
Present value of minimum lease payments under capital lease agreements	113,266
Less current portion	(76,597)
Capital lease obligations, net of current portion	$36,669

10.	Income Taxes

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

As of December 31, 2014, the Company had recorded a deferred tax asset of approximately $5.0 million reflecting the benefit of approximately $21.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $18.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance of $5.0 million against all deferred tax assets during the third quarter of fiscal 2014. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2014, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2014 or 2013. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

Provision for income taxes is as follows for the years ended:

	DECEMBER 31,
	2014	2013	2012

Current provision (benefit)
Federal	$(146,125)	$-	$-
State	39,522	249,273	(17,864)
Foreign	5,796	-	-
Total	(100,807)	249,273	(17,864)

Deferred provision (benefit)
Federal	3,459,123	96,180	(33,748)
State	234,398	17,311	(48,075)
Foreign	-	-	-
Total	3,693,521	113,491	(81,823)

Income tax provision (benefit)	$3,592,714	$362,764	$(99,687)

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2014	2013	2012

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax rate (net of federal benefit)	-3.8%	-8.8%	3.1%
Non-deductible expenses	-0.6%	-2.4%	3.1%
Change in valuation allowance	-103.2%	—	-3.9%
Adjustments to state net operating losses	0.0%	0.0%	-7.8%
Adjustments to share-based compensation	—	-53.8%	3.5%
Change in fair value of contingent consideration	0.0%	0.0%	-44.5%
Return to accrual difference true-ups	-3.5%	1.6%	-0.1%
Other	1.2%	—	—
Combined effective tax rate	-75.9%	-29.4%	-12.6%

The deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$7,003,976	$4,985,548
Alternative minimum tax credit	45,650	45,650
Share-based compensation	340,735	381,123
Intangible amortization	968,485	714,354
Foreign depreciation	18,584	46,373
Other assets	186,900	166,642

Total deferred tax assets	8,564,330	6,339,690
Less: valuation allowance	(5,996,720)	(712,847)
Total deferred tax assets, net	2,567,610	5,626,843

Deferred tax liabilities:
Goodwill amortization	2,238,814	1,886,197
Foreign intangible amortization	447,811	—
Depreciation	231,192	—
Other liabilities	16,195	—
Foreign capitalized software costs	62,825	33,759

Total deferred tax liabilities	2,996,837	1,919,956

Net deferred tax (liability) asset	$(429,227)	$3,706,887

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2014	2013	2012

Beginning balance	$(856,085)	$(849,654)	$(880,384)
Decreases (Increases)	(5,283,873)	(6,431)	30,730

Ending balance	$(6,139,958)	$(856,085)	$(849,654)

11.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that was issued has been converted into common stock and may not be reissued. Accordingly, as of December 31, 2014, there were 7,945,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2014.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2014, there were 81,656,763 shares of common stock outstanding.

Common Stock Issuances - Public Offerings

On February 26, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) relating to an underwritten public offering of 7,876,497 shares of the Company’s common stock, par value $0.001 per share. On February 27, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,181,475 shares of common stock. On March 3, 2014, the Company completed the public offering of 9,057,972 shares of its common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to the Company from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $11.7 million before paying offering expenses of approximately $0.3 million incurred by the Company to complete the public offering.

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

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises for the years ended December 31, 2014, 2013 and 2012 were 760,399, 155,500 and 525,000, respectively. The Company realized gross proceeds of approximately $462,200, $46,200 and $51,200 from the exercise of stock options for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 12 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the years ended December 31, 2014, 2013 or 2012. At December 31, 2014, the Company had approximately $251,300 of total unamortized RSA compensation expense that will be recognized over the weighted average period of 2.9 years.

Stock Option Awards

During the year ended December 31, 2014, the Company granted stock options of 360,000 (of which 50,000 was granted to a non-employee consultant). The fair value of each this option award was estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rate of 0.35% to 2.21% and expected life in years of approximately 7 years (or 2 years for non-employee consultants). Expected volatilities used in determining the fair value of options granted based on historical volatility of our common stock of approximately 73.7% to 85.9%. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Stock option awards reflected in the tables below cover the period from 1999 through December 31, 2014.

A summary of stock option and RSA activity as of December 31, 2014, and changes during the year is set forth below:

	Restricted Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
NON-VESTED OPTIONS	Shares	Exercise Price	Shares	Exercise Price

Non-vested balances, January 1, 2014	277,381	$1.22	1,900,000	$0.36
Granted	-	—	360,000	$1.03
Cancelled	-	—	(122,500)	$0.35
Vested	(71,429)	$1.22	(796,662)	$0.31
Non-vested balances, December 31, 2014	205,952	$1.22	1,340,838	$0.57

	Restricted Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, January 1, 2014	222,619	$1.22	3,336,500	$0.72
Granted	-	—	360,000	$1.45
Canceled	-	—	(144,500)	$0.94
Exercised	-	—	(760,399)	$0.61
Vested	71,429	$1.22	-	$0.00
Options outstanding, December 31, 2014	294,048	$1.22	2,791,601	$0.83

Options vested and expected to vest, December 31, 2014	294,048	$1.22	2,791,601	$0.83

Options outstanding and exercisable, December 31, 2014	-	—	1,450,763	$0.77

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2014 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	3.7	3.7	2.6
Aggregate intrinsic value	1,573,423	896,119	896,119

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised were $741,200, $89,700 and $305,250 during the years ended December 31, 2014, 2013 and 2012, respectively.

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

	DECEMBER 31
	2014	2013	2012

Expected dividend yield	0%	0%	0%
Expected volatility	73%-86%	67% - 70%	74%
Risk-free interest rate	0.4%-2.2%	0.38-0.42%	0.38-0.40%
Expected life - Employees options	7 years	7 years	7 years
Expected life - Non-employees options	2-3 years	2-3 years	n/a
Expected life - Board of directors options	n/a	n/a	n/a

The amount of compensation expense recognized under ASC 718-10 under the Company’s plans was comprised of the following during the years ended:

	DECEMBER 31,
	2014	2013	2012

General and administrative expense	$324,281	$227,035	$217,611
Share-based compensation before taxes	$324,281	$227,035	$217,611
Tot net share-based compensation expense	$324,281	$227,035	$217,611
Net share-based compensation expenses per basic and diluted common share	nil	nil	nil

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2014, 2013 or 2012, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At December 31, 2014, the Company had approximately $451,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.0 years.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	DECEMBER 31,
	2014	2013	2012

Basic EPS Computation:
Net (loss) income	$(8,400,626)	$(1,694,785)	$832,301
Weighted average number of common shares	73,048,883	63,802,275	63,474,871
Basic EPS	$(0.115)	$(0.027)	$0.013

Basic EPS Computation:
Net (loss) income	$(8,400,626)	$(1,694,785)	$832,301

Weighted average number of common shares	73,048,883	63,802,275	63,474,871
Incremental shares from assumed conversions of stock options	-	-	283,761
Adjusted weighted average number of common shares	73,048,883	63,802,275	63,758,632

Diluted EPS	$(0.115)	$(0.027)	$0.013

14.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows during the years ended December 31, 2014:

Balances, May 1, 2014	$-

Net foreign currency translation (loss)	(147,515)

Balances, December 31, 2014	$(147,515)

15.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into property and equipment leasing arrangements that expire at various times through March 2026, with optional renewal periods. Lease payments range from $1,000 to $27,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for the years ended December 31, 2014, 2013 and 2012 were approximately $926,300, $767,000 and $808,000, respectively.

Future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total

2015	$951,000	$88,000	$(23,600)	$1,015,400
2016	850,000	45,000	(11,800)	883,200
2017	779,000	27,000	-	806,000
2018	778,000	-	-	778,000
2019	442,000	-	-	442,000
Thereafter	1,234,000	-	-	1,234,000

Total	$5,034,000	$160,000	$(35,400)	$5,158,600

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

16.	Consolidated Revenue Mix and Revenue by Geographic Region

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	YEARS ENDED
	DECEMBER 31,
MMS Service Mix	2014	2013	2012

Carrier Services	$20,044,276	$16,815,215	$19,545,439
Management Services	18,641,702	17,227,862	19,611,176
Resale and Other Services	14,630,232	12,781,955	16,626,127

	$53,316,210	$46,825,032	$55,782,742

The following table was prepared to provide additional information about the composition of revenues based on broad geographic regions:

	YEARS ENDED
	DECEMBER 31,
Geographic Region	2014	2013	2012

North America	$49,209,336	$46,825,032	$55,782,742
Europe	3,936,527	-	-
Middle East	170,347	-	-

	$53,316,210	$46,825,032	$55,782,742

The level of detail presented above is limited to broad service descriptions due to limitations within the Company’s financial reporting system. The Company may supplement or modify the above table in future periods as additional revenue service details are captured and available for disclosure.

17.	Quarterly Financial Data (Unaudited)

	2014				2013
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Operating Results
Revenues	$16,763,502	$14,555,908	$12,394,021	$9,602,779	$11,290,459	$12,222,505	$11,343,962	$11,968,106
Gross profit	3,448,494	3,984,390	3,613,795	2,467,238	2,331,098	2,978,969	3,527,042	3,274,452
(Loss) income from operations	(1,034,182)	(879,839)	(1,233,765)	(1,503,222)	(1,183,589)	(53,944)	186,697	(124,458)
Net (loss) income	(902,993)	(5,901,696)	(669,239)	(926,698)	(2,093,688)	294,821	139,351	(35,269)

Common Stock Statistics
Earnings per share:
Basic	$(0.011)	$(0.081)	$(0.009)	$(0.014)	$(0.033)	$0.005	$0.002	$(0.001)
Diluted	$(0.011)	$(0.081)	$(0.009)	$(0.014)	$(0.033)	$0.005	$0.002	$(0.001)
Market price per share:
High	$1.74	$1.90	$1.87	$1.95	$1.79	$1.14	$0.86	$0.73
Low	$0.99	$1.45	$1.28	$1.29	$0.76	$0.65	$0.45	$0.35

