Form 10-Q
period 2015-03-31
WIDEPOINT CORP
filed 2015-05-11
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

As of May 11, 2015, there were 82,135,803 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,524,390	$13,154,699
Accounts receivable, net of allowance for doubtful accounts of $82,202 and $88,719 in 2015 and 2014, respectively	9,916,843	8,543,050
Unbilled accounts receivable	5,772,408	5,547,416
Inventories	26,221	37,025
Prepaid expenses and other assets	561,900	426,736
Income taxes receivable	-	25,984
Deferred income taxes	30,553	18,584

Total current assets	27,832,315	27,753,494

NONCURRENT ASSETS
Property and equipment, net	1,556,251	1,614,182
Intangibles, net	5,724,650	5,992,992
Goodwill	18,555,578	18,555,578
Deposits and other assets	142,373	161,994

TOTAL ASSETS	$53,811,167	$54,078,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$80,966	$137,025
Accounts payable	7,209,545	6,165,477
Accrued expenses	5,926,326	5,980,110
Deferred revenue	857,578	710,275
Income taxes payable	4,280	12,574
Current portion of long-term debt	2,192,854	2,184,016
Current portion of deferred rent	8,444	9,274
Current portion of capital lease obligations	66,828	76,597

Total current liabilities	16,346,821	15,275,348

NONCURRENT LIABILITIES
Long-term debt, net of current portion	1,109,033	1,327,800
Capital lease obligation, net of current portion	30,778	36,669
Deferred rent, net of current portion	150,212	152,815
Deferred revenue	50,115	56,977
Deferred income taxes	447,811	447,811
Deposits and other liabilities	6,164	1,964

Total liabilities	18,140,934	17,299,384

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 81,873,923 and 81,656,763 shares issued and outstanding, respectively	81,874	81,657
Additional paid-in capital	92,824,426	92,661,000
Accumulated other comprehensive (loss)	(262,022)	(147,515)
Accumulated deficit	(56,974,045)	(55,816,286)

Total stockholders’ equity	35,670,233	36,778,856

Total liabilities and stockholders’ equity	$53,811,167	$54,078,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
REVENUES	$17,695,568	$9,602,779
COST OF REVENUES (including amortization and depreciation of $295,436 and $331,867, respectively)	14,125,600	7,135,541

GROSS PROFIT	3,569,968	2,467,238

OPERATING EXPENSES
Sales and Marketing	770,511	845,112
General and Administrative Expenses (including share-based compensation of $37,551 and $82,716, respectively	3,795,897	3,055,838
Depreciation and Amortization	98,297	69,510

Total Operating Expenses	4,664,705	3,970,460

LOSS FROM OPERATIONS	(1,094,737)	(1,503,222)

OTHER INCOME (EXPENSE)
Interest Income	5,926	730
Interest (Expense)	(44,240)	(46,226)
Other Income (Expense)	7,433	5,875

Total Other Income (Expense)	(30,881)	(39,621)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,125,618)	(1,542,843)
INCOME TAX PROVISION (BENEFIT)	32,141	(616,145)

NET LOSS	$(1,157,759)	$(926,698)

BASIC EARNINGS PER SHARE	$(0.014)	$(0.014)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	81,743,812	66,826,037

DILUTED EARNINGS PER SHARE	$(0.014)	$(0.014)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	81,743,812	66,826,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(Unaudited)
Net Loss	$(1,157,759)	$(926,698)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(114,507)	-

Other comprehensive loss	(114,507)	-

Comprehensive (loss) income	$(1,272,266)	$(926,698)

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,157,759)	$(926,698)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(14,521)	-
Depreciation expense	125,391	98,969
Provision for doubtful accounts	(1,640)	-
Amortization of intangibles	268,342	302,408
Amortization of deferred financing costs	-	3,819
Share-based compensation expense	37,551	82,716
Loss on disposal of equipment	1,101	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(1,464,099)	2,623,179
Inventories	10,804	17,525
Prepaid expenses and other current assets	(143,149)	(32,530)
Other assets excluding deferred financing costs	23,821	(2,910)
Accounts payable and accrued expenses	785,850	(1,592,238)
Income tax (payable) receivable	16,178	(616,601)
Deferred revenue and other liabilities	221,693	(10,191)

Net cash used in operating activities	(1,290,437)	(52,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(93,030)	(19,076)
Software development costs	-	(138,781)

Net cash used in investing activities	(93,030)	(157,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,926,571	3,445,647
Repayments of bank line of credit advances	(3,926,571)	(4,362,310)
Principal repayments of long term debt	(209,929)	(200,684)
Principal repayments under capital lease obligations	(15,190)	(8,832)
Proceeds from public stock offering, net of offering costs	-	11,470,117
Proceeds from exercise of stock options	126,092	-

Net cash (used in) provided by financing activities	(99,027)	10,343,938

Net effect of exchange rate on cash and equivalents	(147,815)	-

NET DECREASE IN CASH	(1,630,309)	10,133,529

CASH, beginning of period	13,154,699	-

CASH, end of period	$11,524,390	$10,133,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,061	$41,831
Cash paid for income taxes	$24,225	$-

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

The Company’s operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract awarded and general economic conditions. A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2015 and for each of the three month periods ended March 31, 2015 and 2014, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first three months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

Accounting Standards Update

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest, which require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis and accounted for as a change in accounting principle. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is evaluating the effect that ASU 2015-03 may have on its consolidated financial statements and related disclosures.

3.	Business Combinations

There were no business combinations during the three month period ended March 31, 2015.

Soft-ex Communications Limited

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited (“SHL”), and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). As a result of this transaction, SCL became a wholly-owned subsidiary of WidePoint. WidePoint acquired all of the outstanding equity of SCL for $6.0 million. The purchase price for the outstanding equity of SCL consisted of (i) the payment at closing of cash in the amount of $5 million, subject to a post-closing net working capital adjustment, and (ii) the delivery of a contingent subordinated unsecured loan note in the principal amount of $1.0 million (the “Note”). See Note 4 for additional information regarding the fair value of this contingent consideration.

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for the three month periods ended March 31, 2014 have been prepared as if the acquisition of SCL had occurred at January 1, 2014:

	THREE MONTHS ENDED
	MARCH 31,
	2014
	(a)
	(Unaudited)
Revenues, net	$10,802,000
Net (loss) income	$(822,000	)(b)
Basic (loss) earnings per share	$(0.012)
Diluted (loss) earnings per share	$(0.012)

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three month period ended March 31, 2014 for WidePoint. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-Q quarterly unaudited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the three month period ended March 31, 2014 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.1283.

(b) As more fully described above under “purchase consideration”, in conjunction with the share sale and purchase agreement with SCL, WidePoint issued a subordinated unsecured loan Note in the principal amount of $1.0 million. Pro forma interest expense was calculated for this Note under the assumption that the probability of failing to generate adequate gross revenues is considered remote at this time based on projection available at the time of the transaction. Pro forma interest expense adjustments included for each of the three month period ended March 31, 2014 was approximately $7,500, respectively.

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

Level 2 -  Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

▪	Quoted prices for similar assets or liabilities in active markets,

▪	Quoted prices for identical or similar assets or liabilities in markets that are not active,

▪	Inputs other than quoted prices that are observable for the asset or liability, and

▪	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would likely use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the three month periods ended March 31, 2015 or 2014.

The Company measured the fair value of contingent seller financed promissory notes (“contingent obligation”) presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2015 and during the year ended December 31, 2014. There were no changes in the fair value of contingent consideration at March 31, 2015.

At March 31, 2015, except for the contingent obligation, all of the Company’s assets and liabilities are classified as Level 1.

5.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$4,793,718	$5,328,988
Government	5,205,327	3,302,781
Gross accounts receivable	9,999,045	8,631,769
Less: allowances for doubtful accounts	(82,202)	(88,719)

Accounts receivable, net	$9,916,843	$8,543,050

Unbilled accounts receivable consist of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$509,439	$550,590
Government	5,262,969	4,996,826

Unbilled accounts receivable	$5,772,408	$5,547,416

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	49%	37%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	MARCH 31,	DECEMBER 31,
	2015	2014
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	23%	20%
Science Applications International Corporation	—	21%
US Airforce	14%	—
AbbVie, Inc.	10%	7%

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,848,204	2,824,340
Furniture and fixtures	289,989	295,485
Leasehold improvements	527,924	547,087
Automobile	273,077	295,844
Gross property and equipment	4,616,248	4,639,810
Less: accumulated depreciation and amortization	(3,059,997)	(3,025,628)

Property and equipment, net	$1,556,251	$1,614,182

There were no changes in the estimated useful life used to depreciate property and equipment during the three month periods ended March 31, 2015 and 2014. For each of the three month periods ended March 31, 2015 and 2014, property and equipment depreciation expense recorded was approximately $125,400 and $99,000, respectively. For each of the three month periods ended March 31, 2015 and 2014, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 8 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at March 31, 2015 and December 31, 2014 was approximately $518,200 (including reductions in gross cost due to cumulative translation adjustments of approximately $29,800) and $536,100 (including reductions in gross cost due to cumulative translation adjustments of approximately $11,900), respectively. For each of the three month periods ended March 31, 2015 and 2014, the Company did not enter into any capital lease arrangements.

For the three month periods ended March 31, 2015 and 2014 depreciation expense for leased equipment was approximately $19,700 (including reductions in accumulated amortization due to translation adjustments of approximately $3,300) and $14,700, respectively. Accumulated depreciation for leased equipment at March 31, 2015 and December 31, 2014 was approximately $496,700 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $3,300) and $481,000 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $500), respectively. For the three month periods ended March 31, 2015 and 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases (including cumulative translation adjustments) at March 31, 2015 and December 31, 2014 was approximately $21,500 and $55,800, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2015. There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2015. The Company considered whether there were indicators of impairment during the three month period ended March 31, 2015.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. For the three months ended March 31, 2015, the Company did not complete any business combinations or capitalize internally developed software. There were no disposals of intangible assets for the three month period ended March 31, 2015. There were no additions or dispositions of intangible assets for the three month period ended March 31, 2015. The aggregate amortization expense recorded for the three month periods ended March 31, 2015 and 2014 was approximately $268,300 and $302,400, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 6.2 years at March 31, 2015.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank that matures on October 31, 2015. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified United States Federal Government receivables and up to 80% of United States domestic commercial and other non-federal government receivables, less any amounts outstanding on the Cardinal Bank term note. The credit facility with Cardinal Bank requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of March 31, 2015, the Company was in compliance with its tangible net worth and current ratio financial covenants.

The Company was advanced approximately $3.9 million and repaid approximately $3.9 million during the three month period ended March 31, 2015. There was no outstanding balance on the credit facility at March 31, 2015.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$463,818	$468,163
Cardinal Bank term note dated December 31, 2011 (2)	1,504,735	1,710,319
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	333,334	333,334
Contingent subordinated unsecured loan note payable dated May 31, 2014 (4)	1,000,000	1,000,000

Total	3,301,887	3,511,816
Less: current portion	(2,192,854)	(2,184,016)

Long-term debt, net of current portion	$1,109,033	$1,327,800

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

(3)   On December 31, 2011, the Company entered into a $1.0 million subordinated 3-year term non-contingent note (“term note”) with AGS to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The note matured on April 15, 2015. The Company paid the third and final installment of $343,333 (including accrued interest of $10,000) on April 15, 2015.

(4)   On May 1, 2014, the Company entered into a $1.0 million subordinated 1-year term contingent unsecured loan note with SCL to fund a portion of the purchase price paid in connection with the Share Sale and Purchase Agreement with SHL dated May 1, 2014. The note matures on May 31, 2015.

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the three month period ended March 31, 2015.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2015, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2015 or December 31, 2014. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2015, the Company had recorded a deferred tax asset of approximately $5.0 million reflecting the benefit of approximately $21.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $18.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance of $5.0 million against all deferred tax assets during the three month period ended March 31, 2015. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

10.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2015 and 2014.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2015, there were 81,873,923 shares of common stock outstanding.

Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises during the three month period ended March 31, 2015 were 217,160 and the Company realized gross proceeds of approximately $126,100 from the exercise of such stock options. See Note 11 for additional information regarding stock option plans.

11.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with forfeited awards are added back to the number of shares to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the three month period ended March 31, 2015. At March 31, 2015, the Company had approximately $229,500 of total unamortized RSA compensation expense.

Stock Option Awards

The Company did not grant any stock options during the three month period ended March 31, 2015. Stock option awards reflected in the tables below cover the period from 1999 through March 31, 2015. A summary of stock option and RSA activity as of March 31, 2015, and changes during three month period ended March 31, 2015 is set forth below:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
NON-VESTED AWARDS	Shares	Exercise Price	Shares	Exercise Price
		(Unaudited)
Non-vested balances, January 1, 2015	205,952	$1.22	1,340,838	$0.57
Cancelled	-	--	(250,000)	$0.39
Vested	(17,857)	$1.22	(416,666)	$0.27
Non-vested balances, March 31, 2015	188,095	$1.22	674,172	$0.83

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
		(Unaudited)
Awards outstanding, January 1, 2015	294,048	$1.22	2,791,601	$0.83
Canceled	-	--	(250,000)	$0.74
Exercised	-	--	(217,160)	$0.58
Vested	17,857	$1.22	-	--
Awards outstanding, March 31, 2015	311,905	$1.22	2,324,441	$0.86

Awards vested and expected to vest,
March 31, 2015	311,905	$1.22	2,324,441	$0.86

Awards outstanding and exercisable,
March 31, 2015	-	--	1,650,269	$0.76

A summary of stock option and RSA activity as of March 31, 2014, and changes during three month period ended March 31, 2014 is set forth below:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
NON-VESTED AWARDS	Shares	Exercise Price	Shares	Exercise Price
		(Unaudited)
Non-vested balances, January 1, 2004	277,381	$1.22	1,900,000	$0.37
Cancelled		--	50,000	$0.59
Vested	(17,857)	$1.22	(422,912)	$0.25
Non-vested balances, March 31, 2014	259,524	$1.22	1,527,088	$0.41

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
		(Unaudited)
Awards outstanding, January 1, 2004	222,619	$1.22	3,336,500	$0.72
Granted	-	--	50,000	$1.48
Vested	17,857	$1.22	-	--
Awards outstanding, March 31, 2014	240,476	$1.22	3,386,500	$0.73

Awards vested and expected to vest,
March 31, 2014	240,476	$1.22	3,386,500	$0.73

Awards outstanding and exercisable,
March 31, 2014	-	--	1,859,412	$0.71

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2015 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
		(Unaudited)
Weighted-average remaining contractual life (in years)	3.3	3.3	2.7
Aggregate intrinsic value	$1,115,978	$1,115,978	$952,185

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised were approximately $178,200 during the three months ended March 31, 2015. There were no exercises of options during the three months ended March 31, 2014.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three month periods ended March 31, 2015 and 2014, the Company recognized share-based compensation expense of approximately $37,500 and $82,700, respectively. During the three month period ended March 31, 2015, there were stock options of 250,000 that expired unexercised that were cancelled as a result of employment terminations.

At March 31, 2015, the Company had approximately $336,900 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.0 years.

12.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows during the three month period ended March 31, 2015 (unaudited):

Balances, January 1, 2015	$(147,515)

Net foreign currency translation (loss)	(114,507)

Balances, March 31, 2015	$(262,022)

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(Unaudited)
Basic EPS Computation:
Net (loss) income	$(1,157,759)	$(926,698)
Weighted average number of common shares	81,743,812	66,826,037
Basic EPS	$(0.014)	$(0.014)

Basic EPS Computation:
Net (loss) income	$(1,157,759)	$(926,698)

Weighted average number of common shares	81,743,812	66,826,037
Incremental shares from assumed conversions of stock options(1)	-	-
Adjusted weighted average number of common shares	81,743,812	66,826,037

Diluted EPS	$(0.014)	$(0.014)

(1)	The dilutive effect of unexercised stock options excludes 204,562 and 582,012 of options from the computation of EPS for the three months ended March 31, 2015 and 2014, respectively.

14.	Details of Consolidated Revenue and Revenue by Geographic Region

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED
	MARCH 31,
MMS Service Mix	2015	2014
	(Unaudited)
Carrier Services	$8,678,856	$3,932,711
Managed Services	9,016,712	5,670,068

	$17,695,568	$9,602,779

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Geographic Region	2015	2014
	(Unaudited)
North America	$16,262,863	$9,602,779
Europe	1,240,226	-
Middle East	192,479	-

	$17,695,568	$9,602,779

15.	Commitments and Contingencies

Operating Lease Commitments

There were no other leases entered into or modifications of existing leases during the three month period ended March 31, 2015.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. Subsequent to March 31, 2015, the Company entered into amendments with certain executives as set forth below:

▪	On April 9, 2015, the Company entered into an amendment to the Company’s employment agreement with Steve L. Komar, to change the term of his original employment agreement to expire on December 31, 2015 at an increased salary of $270,000, and no change to the benefit levels then in effect.

▪	On April 9, 2015, the Company entered into an amendment to the Company’s employment agreement with James T. McCubbin, Executive Vice President and Chief Financial Officer, to change the term of his original employment agreement to expire on March 31, 2017 at an increased salary of $265,000, respectively, and no change to the benefit levels then in effect.

▪	On April 9, 2015, the Company entered into an amendment to the Company’s employment agreement with Jin H. Kang, Chief Operating Officer, to change the term of his original employment agreement to expire on December 31, 2016 at an increased salary of $265,000, respectively, and no change to the benefit levels then in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

“Forward-Looking” Information

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q as well as the financial statements and the notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the ability to successfully integrate the operations Soft-ex Communications Ltd. (SCL); (v) decreased government spending, (vi) changes in government regulations, (vii) our focus on selling higher margin services, and (viii) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Sources of Significant Operational and Administrative Expense

A significant source of operational costs consist of salaries and benefits paid to our technical, marketing and administrative personnel. These costs are largely fixed and may not be adjusted as quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Another significant source of operational costs are payments to technical subcontractor labor and vendor-related costs in connection with the delivery of our IT based services.  These costs are tied to contracts and may be adjusted more quickly in the event there is a rapid expansion or reduction of the scope of work associated with a customer contract. Expansion of our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  Our profitability also depends upon both the volume of services performed and the Company’s ability to manage costs.

To date, the Company has attempted to maximize its operating margins through efficiencies achieved by the use of its proprietary technologies and methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from its clients.

Results of Operations

Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

Revenues. Revenues for the three month period ended March 31, 2015 were approximately $17.7 million, an increase of approximately $8.1 million as compared to approximately $9.6 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
MMS Service Mix	2015	2014	Variance
	(Unaudited)

Carrier Services	$8,678,856	$3,932,711	$4,746,145
Managed Services	9,016,712	5,670,068	3,346,644

	$17,695,568	$9,602,779	$8,092,789

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same quarter last year as a result of the recognition of task orders implemented and related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. Carrier services revenues are only recognized under our DHS BPA contract. There presently are three major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders: the U.S. Coast Guard, Federal Emergency Management Agency (FEMA), and U.S. Secret Service. Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices. We believe that carrier services in the second quarter of 2015 may increase further as we recognize the impact of a full quarter of such services for component agencies within DHS that we initiated work on during the first quarter of 2015.

▪	Our managed services were higher due to additional revenues from our acquisition of SCL of approximately $1.4 million and an increase in our revenues for our managed services fees partially as a result of DHS BPA task order awards issued to us during the second half of 2014 and January 2015, along with increased professional services and software reselling activities. Our managed services may experience continued growth as a result of several factors including additional task order awards issued to us by the three remaining major component agencies under our DHS BPA contract, continued future commercial awards in our sales pipeline, additional new federal and state awards in our sales pipeline, and potential new revenues associated with the introduction of our new identity management offerings that includes “Certificate on Device”, “machine to machine” credentials, and “derived credentials” through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2015 was approximately $14.1 million (or 80% of revenues), as compared to approximately $7.1 million (or 74% of revenues) in the same period last year. The absolute dollar increase was materially attributable to increased costs incurred to support increased revenues. The increase in cost of revenues as a percentage of revenues was largely due to a greater percentage of lower margin carrier services attributable to the ramp up of task orders issued to us under our 2014 awarded DHS BPA contract. On a percentage basis our cost of revenues may vary depending materially upon the ratio of our carrier services to our managed services. We believe that as the ratio of managed services to carrier services increases, over time our cost of revenues on a percentage basis will generally decrease.

Gross Profit. Gross profit for the three month period ended March 31, 2015 was approximately $3.6 million (or 20% of revenues), as compared to approximately $2.5 million (or 26% of revenues) in the same period last year. The dollar basis increase in gross profit was the result of additional revenues realized. The percentage decrease in gross profit was largely related to the higher ratio of lower margin carrier services as related to higher margin managed services.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2015 was approximately $0.8 million (or 4% of revenues), as compared to approximately $0.8 million (or 9% of revenues) in the same period last year. The decline in sales and marketing as a percentage of revenues percentage change was due to increased revenue realization. We have made changes designed to optimize our sales labor and channel commissions, as well as made other infrastructure improvements in the evolution of our business model. We may experience increases in sales and marketing expenses as we continue to prepare for the support of our new channel partners and as we see the potential for new revenue streams from our existing and evolving internal sales resources.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2015 were approximately $3.8 million (or 21% of revenues), as compared to approximately $3.0 million (or 32% of revenues) in the same period last year. The absolute dollar increase in general and administrative expense was attributable to the inclusion of SCL. The percentage decrease was attributable to greater revenue realization.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended March 31, 2015 was approximately $98,300 as compared to approximately $69,500 in the same period last year.  The increase in depreciation expense is primarily due to the inclusion of SCL’s pool of depreciable and amortizable assets.

Interest Income. Interest income for the three month period ended March 31, 2015 was approximately $5,900, as compared to approximately $700 in the same period last year.  This increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended March 31, 2015 was approximately $44,000 as compared to approximately $46,200 in the same period last year.  There were no significant changes in interest paid on interest bearing debt during the three months ended March 31, 2015.

Income Taxes. Income tax expense for the three month period ended March 31, 2015 was approximately $32,100, as compared to an income tax benefit of approximately $616,100 in the same period last year.  The increase in income tax expense reflects minimum U.S. state income taxes and Republic of Ireland foreign tax expense. U.S. deferred tax assets are fully valued due to net operating losses incurred.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended March 31, 2015 was approximately $1.2 million, as compared to approximately $926,700 in the same period last year.

Liquidity and Capital Resources

Net Working Capital

The Company has, since inception, financed its operations and capital expenditures through cash generated from operations, access to a credit facility, the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $8.0 million.

At March 31, 2015, the Company’s net working capital was approximately $11.5 million as compared to approximately $12.5 million at December 31, 2014. The decrease in net working capital was primarily due to net losses incurred while continuing to fund sales and development investments in our new Certificate-on-Device identity management offerings and other platforms while maintaining critical staffing infrastructure to support implementation of future DHS BPA task orders and other next generation identity management services. We believe that as we increase our revenues from the sale of additional services, continue to evolve and improve our software platforms, infrastructure, and offerings, and realize greater efficiencies from our operations, we will realize improvements to our operating profitability and therefore to our working capital as well.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Fixed costs such as labor, direct materials, network and data charges, software and subscription costs and office rent represent a significant portion of the Company’s continuing operating costs. Any changes in the Company’s fixed operating cost structure may not be immediately reflected in financial performance, depending upon the nature of the change made, and the required time to implement.

For the three months ended March 31, 2015, net cash used in operations was approximately $1.3 million driven by our decision to fund sales and development investments and maintaining critical staffing infrastructure to support implementation of DHS BPA task orders and next generation identity management solutions.

For the three months ended March 31, 2014, net cash used in operations was approximately $52,500 due to longer timing differences between billing and collection and lower billable revenues.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations.

For the three months ended March 31, 2015, cash used in investing activities was approximately $93,000 due to continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support Certificate-on-Device growth.

For the three months ended March 31, 2014, cash used in investing activities was approximately $157,800 due to continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support growth.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the three months ended March 31, 2015, cash used in financing activities was approximately $99,000 primarily reflecting scheduled term debt repayments of approximately $225,000, partially offset by net proceeds of approximately $126,100 from the exercise of stock options. The Company advanced and fully repaid line of credit advances of approximately $3.9 million during the quarter.

For the three months ended March 31, 2014, cash provided by financing activities was approximately $10.3 million due to a successful public offering of 9,057,972 shares of the Company’s common stock that was completed on March 3, 2014. The Company realized net proceeds from this offering of approximately $11.5 million, before deducting seller offering expenses of approximately $229,500. We repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt.

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2015, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to the decline in the Euro relative to the US dollar. There was no impact on cash balances during the three months ended March 31, 2014 as there were no foreign operations.

Future Capital Requirements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 to provide such reasonable assurances.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the three month period ended March 31, 2015. The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2014 fiscal year. Management is developing a plan to respond to identified material weaknesses described above and such plan may include investing in accounting workflow technologies that can minimize manual reporting processes, capture and store relevant documentation to support operating effectiveness and strengthen internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

WIDEPOINT CORPORATION

Date:	May 11, 2015	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	May 11, 2015	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

