Form 10-Q
period 2015-06-30
WIDEPOINT CORP
filed 2015-08-10
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 10, 2015, there were 82,520,696 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,687,332	$13,154,699
Accounts receivable, net of allowance for doubtful accounts of $73,636 and $88,719 in 2015 and 2014, respectively	12,391,141	8,543,050
Unbilled accounts receivable	5,340,750	5,547,416
Inventories	22,150	37,025
Prepaid expenses and other assets	611,967	426,736
Income taxes receivable	-	25,984
Deferred income taxes	13,324	18,584

Total current assets	28,066,664	27,753,494

NONCURRENT ASSETS
Property and equipment, net	1,550,624	1,614,182
Intangibles, net	5,648,576	5,992,992
Goodwill	18,555,578	18,555,578
Deposits and other assets	139,463	161,994

TOTAL ASSETS	$53,960,905	$54,078,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$122,527	$-
Short term note payable	37,423	137,025
Accounts payable	8,659,862	6,165,477
Accrued expenses	5,944,560	5,980,110
Deferred revenue	1,768,374	710,275
Income taxes payable	39,408	12,574
Current portion of long-term debt	869,296	2,184,016
Current portion of deferred rent	-	9,274
Current portion of capital lease obligations	33,269	76,597

Total current liabilities	17,474,719	15,275,348

NONCURRENT LIABILITIES
Long-term debt, net of current portion	887,444	1,327,800
Capital lease obligation, net of current portion	47,444	36,669
Deferred rent, net of current portion	155,222	152,815
Deferred revenue	42,449	56,977
Deferred income taxes	447,811	447,811
Deposits and other liabilities	1,964	1,964

Total liabilities	19,057,053	17,299,384

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,481,792 and 81,656,763 shares issued and outstanding, respectively	82,482	81,657
Additional paid-in capital	93,449,495	92,661,000
Accumulated other comprehensive (loss)	(244,452)	(147,515)
Accumulated deficit	(58,383,673)	(55,816,286)

Total stockholders’ equity	34,903,852	36,778,856

Total liabilities and stockholders’ equity	$53,960,905	$54,078,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
REVENUES	$17,432,745	$12,394,021	$35,128,313	$21,996,800
COST OF REVENUES (including amortization and depreciation of $288,277, $334,973, $583,713, and $666,840, respectively)	14,126,516	8,780,226	28,252,116	15,915,767

GROSS PROFIT	3,306,229	3,613,795	6,876,197	6,081,033

OPERATING EXPENSES
Sales and Marketing	797,683	1,038,059	1,568,194	1,883,171
General and Administrative Expenses (including share-based compensation of $81,311, $83,988, $118,862 and $166,704, respectively)	3,818,064	3,666,282	7,613,961	6,722,120
Depreciation and Amortization	91,946	143,219	190,243	212,729

Total Operating Expenses	4,707,693	4,847,560	9,372,398	8,818,020

LOSS FROM OPERATIONS	(1,401,464)	(1,233,765)	(2,496,201)	(2,736,987)

OTHER INCOME (EXPENSE)
Interest Income	4,978	4,594	10,904	5,324
Interest (Expense)	(36,145)	(46,332)	(80,385)	(92,558)
Other Income (Expense)	68,207	5,924	75,640	11,799

Total Other Income (Expense)	37,040	(35,814)	6,159	(75,435)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,364,424)	(1,269,579)	(2,490,042)	(2,812,422)
INCOME TAX PROVISION (BENEFIT)	45,204	(600,340)	77,345	(1,216,485)

NET LOSS	$(1,409,628)	$(669,239)	$(2,567,387)	$(1,595,937)

BASIC EARNINGS PER SHARE	$(0.017)	$(0.009)	$(0.031)	$(0.023)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,124,603	72,998,461	81,935,259	69,929,300

DILUTED EARNINGS PER SHARE	$(0.017)	$(0.009)	$(0.031)	$(0.023)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,124,603	72,998,461	81,935,259	69,929,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014

Net Loss	$(1,409,628)	$(669,239)	$(2,567,387)	$(1,595,937)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	17,570	(34,856)	(96,937)	(34,856)

Other comprehensive income (loss)	17,570	(34,856)	(96,937)	(34,856)

Comprehensive loss	$(1,392,058)	$(704,095)	$(2,664,324)	$(1,630,793)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,567,387)	$(1,595,937)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax expense (benefit)	3,663	(1,098,027)
Depreciation expense	243,186	224,128
Provision for doubtful accounts	(23,127)	(244)
Amortization of intangibles	530,770	655,441
Amortization of deferred financing costs	5,819	4,728
Share-based compensation expense	118,862	166,704
Loss on disposal of equipment	1,102	4,510
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(3,459,035)	1,459,732
Inventories	14,828	76,051
Prepaid expenses and other current assets	(189,426)	141,598
Other assets excluding deferred financing costs	16,711	(2,910)
Accounts payable and accrued expenses	2,189,639	(1,006,496)
Income tax (payable) receivable	51,065	(184,780)
Deferred revenue and other liabilities	1,106,513	(112,747)

Net cash used in operating activities	(1,956,817)	(1,268,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(196,235)	(176,543)
Software development costs	(186,354)	(138,781)
Business combination, net of cash acquired	-	(4,079,628)

Net cash used in investing activities	(382,589)	(4,394,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	8,649,307	4,266,689
Repayments of bank line of credit advances	(8,526,780)	(5,183,352)
Principal repayments of long term debt	(1,755,076)	(736,261)
Principal repayments under capital lease obligations	(31,128)	(22,922)
Proceeds from public stock offering, net of offering costs	-	11,425,118
Proceeds from exercise of stock options	670,458	34,000

Net cash (used in) provided by financing activities	(993,219)	9,783,272

Net effect of exchange rate on cash and equivalents	(134,742)	(16,760)

NET DECREASE IN CASH	(3,467,367)	4,103,311

CASH, beginning of period	13,154,699	-

CASH, end of period	$9,687,332	$4,103,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$101,279	$99,677
Cash paid for income taxes	$60,295	$91,527

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2015 and for each of the three and six month periods ended June 30, 2015 and 2014, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six month periods ended June 30, 2015 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first six months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

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

Accounting Standards Update

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis and accounted for as a change in accounting principle. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is evaluating the effect that ASU 2015-03 may have on its consolidated financial statements and related disclosures.

3.	Business Combinations

There were no business combinations during the six month period ended June 30, 2015.

Soft-ex Communications Limited

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited (“SHL”), and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). As a result of this transaction, SCL became a wholly-owned subsidiary of WidePoint. WidePoint acquired all of the outstanding equity of SCL for $6.0 million. The purchase price for the outstanding equity of SCL consisted of (i) the payment at closing of cash in the amount of $5 million, subject to a post-closing net working capital adjustment, and (ii) the delivery of a contingent subordinated unsecured loan note in the principal amount of $1.0 million (the “Contingent Note”). The Company’s outstanding Contingent Note was paid in full on May 30, 2015 as further described in Note 8. See Note 4 for additional information regarding the fair value of the Contingent Note.

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for the three and six month periods ended June 30, 2014 have been prepared as if the acquisition of SCL had occurred at January 1, 2014:

	THREE		SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014		2014
	(a)		(a)
	(Unaudited)
Revenues, net	$12,871,000		$23,930,000
Net (loss) income	$(943,000	) (b)	$(1,741,000)
Basic (loss) earnings per share	$(0.013)		$(0.025)
Diluted (loss) earnings per share	$(0.013)		$(0.025)

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three and six month periods ended June 30, 2014 for WidePoint. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-Q quarterly unaudited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the three and six month period ended June 30, 2014 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3715 and $1.3709, respectively.

(b) As more fully described above under “purchase consideration”, in conjunction with the share sale and purchase agreement with SCL, WidePoint issued a subordinated unsecured loan Note in the principal amount of $1.0 million. Pro forma interest expense was calculated for this Contingent Note under the assumption that the probability of failing to generate adequate gross revenues is considered remote at this time based on projection available at the time of the transaction. Pro forma interest expense adjustments included for each of the three and six month period ended June 30, 2014 was approximately $7,500 and $15,000, respectively.

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

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the three or six month periods ended June 30, 2015 or 2014.

The Company measured the fair value of contingent seller financed promissory notes presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three or six month periods ended June 30, 2015 and during the year ended December 31, 2014. The Company’s outstanding Contingent Note was paid in full on May 30, 2015 as further described in Note 8.

5.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$4,194,522	$5,328,988
Government	8,270,255	3,302,781
Gross accounts receivable	12,464,777	8,631,769
Less: allowances for doubtful accounts	(73,636)	(88,719)

Accounts receivable, net	$12,391,141	$8,543,050

Unbilled accounts receivable consist of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$764,486	$550,590
Government	4,576,264	4,996,826

Unbilled accounts receivable	$5,340,750	$5,547,416

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Department of Homeland Security (DHS)	54%	36%	52%	39%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	JUNE 30,	DECEMBER 31,
	2015	2014
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	50%	20%
Science Applications International Corporation	—	21%

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,942,157	2,824,340
Furniture and fixtures	297,886	295,485
Leasehold improvements	547,929	547,087
Automobile	285,022	295,844
Gross property and equipment	4,750,048	4,639,810
Less: accumulated depreciation and amortization	(3,199,424)	(3,025,628)

Property and equipment, net	$1,550,624	$1,614,182

There were no changes in the estimated useful life used to depreciate property and equipment during the three or six month periods ended June 30, 2015 and 2014. For each of the three month periods ended June 30, 2015 and 2014, property and equipment depreciation expense recorded was approximately $117,800 and $125,000, respectively. For each of the six month periods ended June 30, 2015 and 2014, property and equipment depreciation expense recorded was approximately $243,200 and $224,000, respectively. For each of the three and six month periods ended June 30, 2015 and 2014, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 8 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at June 30, 2015 and December 31, 2014 was approximately $529,200 (including reductions in gross cost due to cumulative translation adjustments of approximately $6,900) and $536,100 (including reductions in gross cost due to cumulative translation adjustments of approximately $11,900), respectively. For each of the three and six month periods ended June 30, 2015 and 2014, the Company did not enter into any capital lease arrangements.

For the three month periods ended June 30, 2015 and 2014 depreciation expense for leased equipment was approximately $3,900 (including reductions in accumulated amortization due to translation adjustments of approximately $1,300) and $18,000, respectively. For the six month periods ended June 30, 2015 and 2014 depreciation expense for leased equipment was approximately $17,700 (including reductions in accumulated amortization due to translation adjustments of approximately $2,400) and $32,700, respectively. Accumulated depreciation for leased equipment at June 30, 2015 and December 31, 2014 was approximately $495,600 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $2,400) and $481,000 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $500), respectively. For the three and six month periods ended June 30, 2015 and 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases (including cumulative translation adjustments) at June 30, 2015 and December 31, 2014 was approximately $33,600 and $55,800, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2015. There were no changes in the carrying amount of goodwill for the six month period ended June 30, 2015. There were no indicators of impairment during the six month period ended June 30, 2015.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. For the three and six month periods ended June 30, 2015, the Company did not complete any business combinations. For the three and six month periods ended June 30, 2015, the Company capitalized internally developed software of approximately $186,400. For the three and six month periods ended June 30, 2014, the Company capitalized internally developed software of approximately $138,800. There were no disposals of intangible assets for the three or six month periods ended June 30, 2015 and 2014.

The aggregate amortization expense recorded for the three month periods ended June 30, 2015 and 2014 was approximately $262,500 and $353,000, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2015 and 2014 was approximately $530,800 and $655,400, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 5.8 years at June 30, 2015.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8,000,000 working capital line of credit facility with Cardinal Bank that matures on October 31, 2015. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified United States Federal Government receivables and up to 80% of United States domestic commercial and other non-federal government receivables, less any amounts outstanding on the Cardinal Bank term note. The credit facility with Cardinal Bank requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of June 30, 2015, the Company was in compliance with all financial covenants.

The Company was advanced approximately $8.6 million and repaid approximately $8.5 million during the six month period ended June 30, 2015. There was approximately $122,500 outstanding against the Company’s credit facility at June 30, 2015.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$459,560	$468,163
Cardinal Bank term note dated December 31, 2011 (2)	1,297,180	1,710,319
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	-	333,334
Contingent subordinated unsecured loan note payable dated May 31, 2014 (4)	-	1,000,000

Total	1,756,740	3,511,816
Less: current portion	(869,296)	(2,184,016)

Long-term debt, net of current portion	$887,444	$1,327,800

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

(4)     On May 1, 2014, the Company entered into a $1.0 million subordinated 1-year term unsecured Contingent Note with SCL to fund a portion of the purchase price paid in connection with the Share Sale and Purchase Agreement with SHL dated May 1, 2014. The Contingent Note was scheduled to mature on May 31, 2015. The Company paid the outstanding balance of $1,032,500 (including accrued interest of $32,500) on May 30, 2015.

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the six month period ended June 30, 2015.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2015, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2015 or December 31, 2014. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2015, the Company had recorded a deferred tax asset of approximately $5.0 million reflecting the benefit of approximately $21.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $18.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance of $5.0 million against all deferred tax assets during the six month period ended June 30, 2015. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

10.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three and six month periods ended June 30, 2015 and 2014.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2015, there were 82,481,792 shares of common stock outstanding.

Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises during the three and six month periods ended June 30, 2015 were 607,869 and 825,029, respectively, and the Company realized gross proceeds of approximately $544,400 and $670,500, respectively, from the exercise of such stock options. Shares of common stock issued as a result of stock option exercises during the three and six month periods ended June 30, 2014 was 75,000, respectively, and the Company realized gross proceeds of approximately $34,000, respectively, from the exercise of such stock options. See Note 11 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the six month period ended June 30, 2015. At June 30, 2015, the Company had approximately $207,700 of total unamortized RSA compensation expense, related to RSA plans that will be recognized over the weighted average remaining period of 2.4 years.

Stock Option Awards

The Company granted 180,000 stock options during the three and six month period ended June 30, 2015. Stock option awards reflected in the tables below cover the period from 1999 through June 30, 2015. A summary of stock option and RSA activity as of June 30, 2015, and changes during six month period ended June 30, 2015 is set forth below:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
NON-VESTED AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Non-vested balances, January 1, 2015	205,952	$1.22	1,340,838	$0.57
Granted	-	—	180,000	$0.70
Cancelled	-	—	(250,000)	$0.39
Vested	(35,714)	$1.22	(416,666)	$0.27
Non-vested balances, June 30, 2015	170,238	$1.22	854,172	$0.80

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1, 2015	294,048	$1.22	2,791,601	$0.83
Granted	-	-	180,000	$1.45
Canceled	-	-	(250,000)	$0.74
Exercised	-	-	(825,029)	$0.81
Vested	35,714	$1.22	-	-
Awards outstanding, June 30, 2015	329,762	$1.22	1,896,572	$0.91

Awards vested and expected to vest, June 30, 2015	329,762	$1.22	1,896,572	$0.91

Awards outstanding and exercisable, June 30, 2015	-	-	1,042,400	$0.68

A summary of stock option and RSA activity as of June 30, 2014, and changes during six month period ended June 30, 2014 is set forth below:

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
NON-VESTED AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Non-vested balances, January 1, 2004	277,381	$1.22	1,900,000	$0.36
Granted	-	-	360,000	$1.03
Vested	(35,714)	$1.22	(594,162)	$0.30
Non-vested balances, June 30, 2014	241,667	$1.22	1,665,838	$0.53

	Restricted Stock		Stock Options
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1, 2004	222,619	$1.22	3,336,500	$0.72
Granted	-	-	360,000	$1.45
Exercised	-	-	(75,000)	$0.45
Vested	35,714	$1.22	-	-
Awards outstanding, June 30, 2014	258,333	$1.22	3,621,500	$0.79

Awards vested and expected to vest, June 30, 2014	258,333	$1.22	3,621,500	$0.79

Awards outstanding and exercisable, June 30, 2014	-	-	1,955,662	$0.73

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2015 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
	(Unaudited)
Weighted-average remaining contractual life (in years)	3.8	3.8	3.5
Aggregate intrinsic value	$1,455,465	$1,455,465	$1,046,851

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 were approximately $670,200 and $82,100, respectively.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and six month periods ended June 30, 2015 and 2014, the Company recognized share-based compensation expense of approximately $81,400, $84,000, $118,900 and $166,700, respectively. During the three month period ended June 30, 2015, there were no fully vested stock options that expired unexercised and/or were cancelled as a result of employment terminations. During the six month period ended June 30, 2015, there were stock options of 250,000 that expired unexercised that were cancelled as a result of employment terminations.

At June 30, 2015, the Company had approximately $403,300 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.7 years.

12. Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows during the three and six month periods ended June 30, 2015:

	THREE MONTHS ENDED
	JUNE 30,
	2015	2014
	(Unaudited)
Balances, April 1	$(262,022)	$-

Net foreign currency translation (loss)	17,570	(34,856)

Balances, June 30	$(244,452)	$(34,856)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
	(Unaudited)
Balances, January 1	$(147,515)	$-

Net foreign currency translation (loss)	(96,937)	(34,856)

Balances, June 30	$(244,452)	$(34,856)

13. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net (loss) income	$(1,409,628)	$(669,239)	$(2,567,387)	$(1,595,937)
Weighted average number of common shares	82,124,603	72,998,461	81,935,259	69,929,300
Basic EPS	$(0.017)	$(0.009)	$(0.031)	$(0.023)

Diluted EPS Computation:
Net (loss) income	$(1,409,628)	$(669,239)	$(2,567,387)	$(1,595,937)

Weighted average number of common shares	82,124,603	72,998,461	81,935,259	69,929,300
Incremental shares from assumed conversions of stock options	-	-	-	-
Adjusted weighted average number of common shares	82,124,603	72,998,461	81,935,259	69,929,300

Diluted EPS	$(0.017)	$(0.009)	$(0.031)	$(0.023)

The dilutive effect of unexercised stock options excludes 503,511 and 1,147,115 of options from the computation of EPS for the three month periods ended June 30, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive. The dilutive effect of unexercised stock options excludes 595,709 and 1,154,805 of options from the computation of EPS for the six month periods ended June 30, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

14. Details of Consolidated Revenue and Revenue by Geographic Region

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
MMS Service Mix	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Carrier Services	$9,616,846	$4,301,378	$18,295,702	$8,253,070
Managed Services	7,815,899	8,092,643	16,832,611	13,743,730

	$17,432,745	$12,394,021	$35,128,313	$21,996,800

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Geographic Region	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
North America	$15,878,990	$11,425,002	$32,156,201	$21,022,471
Europe	1,472,323	910,159	2,700,129	934,361
Middle East	81,432	39,968	271,983	39,968

	$17,432,745	$12,375,129	$35,128,313	$21,996,800

15. Commitments and Contingencies

Operating Lease Commitments

There were no leases entered into or modifications of existing leases during the six month period ended June 30, 2015.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. During the six month period ended June 30, 2015, the Company entered into amendments with certain executives as set forth below:

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

Results of Operations

Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

Revenues. Revenues for the three month period ended June 30, 2015 were approximately $17.4 million, an increase of approximately $5.0 million as compared to approximately $12.4 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
MMS Service Mix	2015	2014	Variance
	(Unaudited)

Carrier Services	$9,616,846	$4,301,378	$5,315,468
Managed Services	7,815,899	8,092,643	(276,744)

	$17,432,745	$12,394,021	$5,038,724

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher as a result of the recognition of task orders implemented and related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. Carrier services revenues are only recognized under our DHS BPA contract. There presently are three major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders: the U.S. Coast Guard, Federal Emergency Management Agency (FEMA), and U.S. Secret Service. Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices. We believe that carrier services in the second half of 2015 may increase further as we recognize additional awards from any or all of the three remaining agencies that have yet to award task orders..

▪	Our managed services were slightly lower due to telecommunication service optimization approvals that were not in place by June 30, 2015 that resulted in a delay in recognizing revenues during the quarter, exceeding a threshold of devices under management under our DHS BPA agreement that resulted in a slightly lower device bill rate per unit as we continue to build out our managed services across the various components of the DHS that was not yet fully offset by an increase in additional units from the remaining DHS components, and slightly lower credential sales as a result of a reduction of Transportation Worker Identity Credential activity that was not fully offset by new credential activity. Our managed services may vary as a result of several factors including additional task order awards issued to us by the three remaining major component agencies under our DHS BPA contract, continued future commercial awards in our sales pipeline, additional new federal and state awards in our sales pipeline, and potential new revenues associated with the introduction of our new identity management offerings that includes “Certificate on Device”, “machine to machine” credentials, and “derived credentials” through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2015 was approximately $14.1 million (or 81% of revenues), as compared to approximately $8.8 million (or 71% of revenues) in the same period last year. The absolute dollar and percentage basis increase was materially attributable to a greater percentage of lower margin carrier services attributable to the ramp up of task orders issued to us under our DHS BPA contract. We believe that as the ratio of managed services to carrier services increases or decreases over time our cost of revenues on a percentage basis could generally increase or decrease depending upon carrier services volumes. We believe that as a greater ratio of higher margin services expands as a result of the introduction of higher margin next generation identity management services and carrier services peak from the final potential awards from the final three major components under our DHS BPA agreement award, we should witness an increase in our gross margin on a percentage basis.

Gross Profit. Gross profit for the three month period ended June 30, 2015 was approximately $3.3 million (or 19% of revenues), as compared to approximately $3.6 million (or 29% of revenues) in the same period last year. The decrease in gross profit was largely related to the higher ratio of lower margin carrier services as related to higher margin managed services.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2015 was approximately $0.8 million (or 5% of revenues), as compared to approximately $1.0 million (or 8% of revenues) in the same period last year. The decline in sales and marketing reflects changes made to optimize our sales labor and channel commissions. We may realize a short term leveling of sales and marketing expenses as we optimize our sales environment in support of our new channel partners and as we see new awards from potential for new revenue streams from our existing and evolving internal sales resources and channels. Longer-term we may realize an increase in sales and marketing expenses as a result of the successful introduction of our recent channel partner strategy coupled with the introduction of our next generation identity management services.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2015 were approximately $3.8 million (or 22% of revenues), as compared to approximately $3.7 million (or 30% of revenues) in the same period last year. The increase in general and administrative expense was attributable to the inclusion of SCL, technology investments in our software platforms and next generation identity management services, investments in greater capacity, utilization, and automation in expectation of increased revenues from new task order awards under our DHS BPA, along with the expectation of awards for our next generation identity management services. The percentage decrease was attributable to greater revenue volume offsetting fixed costs.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended June 30, 2015 was approximately $91,900 as compared to approximately $143,200 in the same period last year.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the three month period ended June 30, 2015 was approximately $5,000, as compared to approximately $4,600 in the same period last year.  This increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended June 30, 2015 was approximately $36,100 as compared to approximately $46,300 in the same period last year.  The decrease in interest expense is due to repayment of over $1.4 million in principal payments during the three months ended June 30, 2015. There were no significant changes in the interest rate associated with debt during the three months ended June 30, 2015.

Income Taxes. Income tax expense for the three month period ended June 30, 2015 was approximately $45,200, as compared to an income tax benefit of approximately $600,300 in the same period last year.  The increase in income tax expense reflects Republic of Ireland foreign tax expense and to a lesser extent minimum U.S. state income taxes, and no current period tax benefit from net operating losses as all U.S. deferred tax assets are fully valued due to net operating losses incurred.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended June 30, 2015 was approximately $1.4 million, as compared to approximately $0.7 million in the same period last year.

Results of Operations

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Revenues. Revenues for the six month period ended June 30, 2015 were approximately $35.1 million, an increase of approximately $13.1 million as compared to approximately $22.0 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
MMS Service Mix	2015	2014	Variance
	(Unaudited)

Carrier Services	$18,295,702	$8,253,070	$10,042,632
Managed Services	16,832,611	13,743,730	3,088,881

	$35,128,313	$21,996,800	$13,131,513

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same period last year as a result of the recognition of task orders implemented and related to our DHS BPA contract. There presently are three major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders: the U.S. Coast Guard, Federal Emergency Management Agency (FEMA), and U.S. Secret Service. Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices. We believe that carrier services in the second half of 2015 may increase further as we recognize additional awards from any or all of the three remaining agencies that have yet to award task orders.

▪	Our managed services were higher due to increased analytics and support activities, software reselling activities, credentialing and DHS BPA task order awards issued to us. Our managed services may experience continued growth as a result of several factors including additional task order awards issued to us by the three remaining major component agencies under our DHS BPA contract, continued future commercial awards in our sales pipeline, additional new federal and state awards in our sales pipeline, and potential new revenues associated with the introduction of our new identity management offerings that includes “Certificate on Device”, “machine to machine” credentials, and “derived credentials” through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2015 was approximately $28.2 million (or 80% of revenues), as compared to approximately $15.9 million (or 72% of revenues) in the same period last year. The increase was due to higher carrier services as a result of task orders issued to us under our 2014 awarded DHS BPA contract. We believe that as the ratio of managed services to carrier services increases, over time our cost of revenues on a percentage basis will generally decrease.

Gross Profit. Gross profit for the six month period ended June 30, 2015 was approximately $6.9 million (or 20% of revenues), as compared to approximately $6.1 million (or 28% of revenues) in the same period last year. The dollar basis increase in gross profit was the result of additional revenues realized. The percentage decrease in gross profit was largely related to the higher ratio of lower margin carrier services as related to higher margin managed services.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2015 was approximately $1.6 million (or 4% of revenues), as compared to approximately $1.9 million (or 9% of revenues) in the same period last year. The shorter term decline in sales and marketing was due to changes designed to optimize our sales labor and channel commissions, as well we make other infrastructure improvements in the evolution of our business models in support of greater sales channel activity. As a result of the introduction of new sales channels we may experience increases in sales and marketing expenses in the long run as we prepare for new revenue streams to come online in the future.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2015 were approximately $7.6 million (or 22% of revenues), as compared to approximately $6.7 million (or 31% of revenues) in the same period last year. The absolute dollar increase in general and administrative expense was attributable to the inclusion of SCL and Certificate on Device infrastructure investments and other platform technology investments coupled with supporting a greater level of required capacity in anticipation of new awards from the introduction of our next generation identity management services. The percentage decrease was attributable to greater revenue volume offsetting fixed costs.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the six month period ended June 30, 2015 was approximately $190,200 as compared to approximately $212,700 in the same period last year.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the six month period ended June 30, 2015 was approximately $10,900, as compared to approximately $5,300 in the same period last year.  This increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the six months ended June 30, 2015 was approximately $80,400 as compared to approximately $92,600 in the same period last year.  The decrease in interest expense is due to repayment of over $1.4 million in principal payments during the six months ended June 30, 2015. There were no significant changes in the interest rate associated with debt during the six months ended June 30, 2015.

Income Taxes. Income tax expense for the six month period ended June 30, 2015 was approximately $77,300, as compared to an income tax benefit of approximately $1.2 million in the same period last year.  The increase in income tax expense reflects minimum U.S. state income taxes and Republic of Ireland foreign tax expense, and no current period tax benefit from net operating losses as all U.S. deferred tax assets are fully valued due to net operating losses incurred.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the six month period ended June 30, 2015 was approximately $2.6 million, as compared to approximately $1.6 million in the same period last year.

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

At June 30, 2015, the Company’s net working capital was approximately $10.6 million as compared to approximately $12.5 million at December 31, 2014. The decrease in net working capital was primarily due to net losses incurred while continuing to fund sales and development investments in our new Certificate-on-Device identity management offerings and other platforms while maintaining critical staffing infrastructure to support implementation of future DHS BPA task orders and other next generation identity management services. We believe that as we increase our revenues from the sale of additional services, continue to evolve and improve our software platforms, infrastructure, and offerings, and realize greater efficiencies from our operations, we will realize improvements to our operating profitability and therefore to our working capital as well.

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

For the six months ended June 30, 2015, net cash used in operations was approximately $1.9 million driven by our decision to fund sales and development investments and maintaining critical staffing infrastructure to support implementation of DHS BPA task orders and next generation identity management solutions.

For the six months ended June 30, 2014, net cash used in operations was approximately $1.3 million due to longer timing differences between billing and collection and lower billable revenues.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations.

For the six months ended June 30, 2015, cash used in investing activities was approximately $0.4 million consisting of software development related to our Public Key Infrastructure software certificate credentialing tools and applications and continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support Certificate-on-Device growth.

For the six months ended June 30, 2014, cash used in investing activities was approximately $4.4 million, of which approximately $4.1 million related to the acquisition of SCL and continuing property and equipment expenditures aimed at enhancing our Public Key Infrastructure software certificate credentialing tools and applications.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the six months ended June 30, 2015, cash used in financing activities was approximately $1.0 million primarily reflecting scheduled term debt repayments of approximately $1.8 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced approximately $8.6 million and repaid approximately $8.5 million in line of credit advances during the quarter.

For the six months ended June 30, 2014, cash provided by financing activities was approximately $9.8 million. Also, we repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2015 and 2014, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to the decline in the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 to provide such reasonable assurances.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the six month period ended June 30, 2015. The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2014 fiscal year. Management is developing a plan to respond to identified material weaknesses described above and such plan may include investing in accounting workflow technologies that can minimize manual reporting processes, capture and store relevant documentation to support operating effectiveness and strengthen internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the six month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	August 10, 2015	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	August 10, 2015	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

