Form 10-Q
period 2015-09-30
WIDEPOINT CORP
filed 2015-11-09
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 9, 2015, there were 82,520,696 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,443,065	$13,154,699
Accounts receivable, net of allowance for doubtful accounts of $147,331 and $88,719 in 2015 and 2014, respectively	9,546,162	8,543,050
Unbilled accounts receivable	6,517,707	5,547,416
Inventories	26,716	37,025
Prepaid expenses and other assets	417,907	426,736
Income taxes receivable	-	25,984
Deferred income taxes	-	18,584

Total current assets	26,951,557	27,753,494

NONCURRENT ASSETS
Property and equipment, net	1,544,090	1,614,182
Intangibles, net	5,375,798	5,992,992
Goodwill	18,555,578	18,555,578
Deferred income tax asset, net of current	14,272	-
Deposits and other assets	136,554	161,994

TOTAL ASSETS	$52,577,849	$54,078,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$2,013,665	$-
Short term note payable	48,738	137,025
Accounts payable	6,448,509	6,165,477
Accrued expenses	6,490,586	5,980,110
Deferred revenue	1,953,168	710,275
Income taxes payable	94,236	12,574
Current portion of long-term debt	879,181	2,184,016
Current portion of deferred rent	-	9,274
Current portion of capital lease obligations	47,935	76,597

Total current liabilities	17,976,018	15,275,348

NONCURRENT LIABILITIES
Long-term debt, net of current portion	663,267	1,327,800
Capital lease obligation, net of current portion	11,682	36,669
Deferred rent, net of current portion	159,266	152,815
Deferred revenue	36,816	56,977
Deferred income taxes	447,811	447,811
Deposits and other liabilities	-	1,964

Total liabilities	19,294,860	17,299,384

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,520,696 and 81,656,763 shares issued and outstanding, respectively	82,521	81,657
Additional paid-in capital	93,569,933	92,661,000
Accumulated other comprehensive (loss)	(222,512)	(147,515)
Accumulated deficit	(60,146,953)	(55,816,286)

Total stockholders’ equity	33,282,989	36,778,856

Total liabilities and stockholders’ equity	$52,577,849	$54,078,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
REVENUES	$16,994,858	$14,555,908	$52,123,171	$36,552,708
COST OF REVENUES (including amortization and depreciation of $290,011, $309,276, $873,724, and $976,116, respectively)	13,875,473	10,571,518	42,127,589	26,487,285

GROSS PROFIT	3,119,385	3,984,390	9,995,582	10,065,423

OPERATING EXPENSES
Sales and Marketing	764,845	868,152	2,333,039	2,751,323
General and Administrative Expenses (including share-based compensation of $89,229, $70,397, $208,091 and $237,101, respectively)	3,893,348	3,816,100	11,507,309	10,538,220
Depreciation and Amortization	92,968	179,977	283,211	392,706

Total Operating Expenses	4,751,161	4,864,229	14,123,559	13,682,249

LOSS FROM OPERATIONS	(1,631,776)	(879,839)	(4,127,977)	(3,616,826)

OTHER INCOME (EXPENSE)
Interest Income	7,020	6,290	17,924	11,614
Interest (Expense)	(30,868)	(47,020)	(111,253)	(139,578)
Other Income (Expense)	(37,814)	(5,159)	37,826	6,640

Total Other Income (Expense)	(61,662)	(45,889)	(55,503)	(121,324)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,693,438)	(925,728)	(4,183,480)	(3,738,150)
INCOME TAX PROVISION	69,842	4,975,968	147,187	3,759,483

NET LOSS	$(1,763,280)	$(5,901,696)	$(4,330,667)	$(7,497,633)

BASIC EARNINGS PER SHARE	$(0.021)	$(0.081)	$(0.053)	$(0.106)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,515,103	73,195,464	82,130,665	71,029,985

DILUTED EARNINGS PER SHARE	$(0.021)	$(0.081)	$(0.053)	$(0.106)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,515,103	73,195,464	82,130,665	71,029,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014

Net loss	$(1,763,280)	$(5,901,696)	$(4,330,667)	$(7,497,633)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	21,940	(72,716)	(74,997)	(107,572)

Other comprehensive income (loss)	21,940	(72,716)	(74,997)	(107,572)

Comprehensive loss	$(1,741,340)	$(5,974,412)	$(4,405,664)	$(7,605,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,330,667)	$(7,497,633)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax expense	2,894	3,710,002
Depreciation expense	353,387	360,390
Provision for doubtful accounts	36,783	24,047
Amortization of intangibles	803,548	1,008,432
Amortization of deferred financing costs	8,728	4,728
Share-based compensation expense	208,091	237,101
Loss on disposal of equipment	9,716	4,511
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(1,807,139)	(1,919,646)
Inventories	10,362	71,268
Prepaid expenses and other current assets	6,241	267,591
Other assets excluding deferred financing costs	14,747	(7,632)
Accounts payable and accrued expenses	509,939	1,356,266
Income tax (payable) receivable	78,705	(97,837)
Deferred revenue and other liabilities	1,269,533	(127,440)

Net cash used in operating activities	(2,825,132)	(2,605,852)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(309,024)	(216,758)
Software development costs	(186,354)	(138,781)
Business combination, net of cash acquired	-	(4,106,510)

Net cash used in investing activities	(495,378)	(4,462,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	15,778,090	8,630,155
Repayments of bank line of credit advances	(13,764,425)	(9,154,596)
Principal repayments of long term debt	(1,969,368)	(940,849)
Principal repayments under capital lease obligations	(50,509)	(37,728)
Proceeds from public stock offering, net of offering costs	-	11,425,118
Proceeds from exercise of stock options	701,706	280,425

Net cash provided by financing activities	695,494	10,202,525

Net effect of exchange rate on cash and equivalents	(86,618)	(55,139)

NET (DECREASE) INCREASE IN CASH	(2,711,634)	3,079,485

CASH, beginning of period	13,154,699	-

CASH, end of period	$10,443,065	$3,079,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$128,118	$134,368
Cash paid for income taxes	$11,042	$125,794
NON-CASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$-	$58,118

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2015 and for each of the three and nine month periods ended September 30, 2015 and 2014, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine month periods ended September 30, 2015 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first nine months of 2015 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.

Segment Reporting

The Company’s MMS offering is a portfolio of enterprise-wide information technology-based services that comprise a single MMS business from which the Company earns revenues and incurs costs. The Company’s MMS offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its MMS business as a single segment. See Note 13 for detailed information regarding the composition of MMS services.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard allows for either full retrospective or modified retrospective adoption method. In July 2015, the FASB deferred the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

3.	Business Combinations

There were no business combinations during the nine month period ended September 30, 2015.

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

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma condensed consolidated statements of operations of WidePoint for the three and nine month periods ended September 30, 2014 have been prepared as if the acquisition of SCL had occurred at January 1, 2014:

	THREE	NINE
	MONTHS ENDED	MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2014	2014
	(a)	(a)
	(Unaudited)
Revenues, net	$14,556,000	$38,487,000
Net loss	$(5,901,000)	$(7,627,000)
Basic (loss) earnings per share	$(0.081)	$(0.107)
Diluted (loss) earnings per share	$(0.081)	$(0.107)

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three and nine month periods ended September 30, 2014 for WidePoint. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-Q quarterly unaudited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the three and nine month period ended June 30, 2014 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3266 and $1.3560, respectively.

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

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the three or nine month periods ended September 30, 2015 or 2014.

The Company measured the fair value of contingent seller financed promissory notes presented on the condensed consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2015 and during the year ended December 31, 2014. The Company’s outstanding obligations under the contingent seller financed promissory note were paid in full on May 30, 2015 as further described in Note 8.

5.	Accounts Receivable and Unbilled Accounts Receivable

Accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$3,879,248	$5,328,988
Government	5,814,245	3,302,781
Gross accounts receivable	9,693,493	8,631,769
Less: allowances for doubtful accounts	(147,331)	(88,719)

Accounts receivable, net	$9,546,162	$8,543,050

Unbilled accounts receivable consist of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Commercial	$385,183	$550,590
Government	6,132,524	4,996,826

Unbilled accounts receivable	$6,517,707	$5,547,416

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)		(Unaudited)
Department of Homeland Security (DHS)	56%	36%	52%	37%

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	33%	20%
Science Applications International Corporation	—	21%

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	3,007,323	2,824,340
Furniture and fixtures	298,266	295,485
Leasehold improvements	550,116	547,087
Automobile	280,029	295,844
Gross property and equipment	4,812,788	4,639,810
Less: accumulated depreciation and amortization	(3,268,698)	(3,025,628)

Property and equipment, net	$1,544,090	$1,614,182

There were no changes in the estimated useful life used to depreciate property and equipment during the three and nine month periods ended September 30, 2015 and 2014. For each of the three month periods ended September 30, 2015 and 2014, property and equipment depreciation expense recorded was approximately $110,200 and $134,700, respectively. For each of the nine month periods ended September 30, 2015 and 2014, property and equipment depreciation expense recorded was approximately $353,400 and $360,400, respectively. For each of the three and nine month periods ended September 30, 2015 and 2014, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 8 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at September 30, 2015 and December 31, 2014 was approximately $529,200 (including reductions in gross cost due to cumulative translation adjustments of approximately $6,900) and $536,100 (including reductions in gross cost due to cumulative translation adjustments of approximately $11,900), respectively. For each of the three and nine month periods ended September 30, 2015 and 2014, the Company did not enter into any capital lease arrangements.

For the three month periods ended September 30, 2015 and 2014, depreciation expense for leased equipment was approximately $4,200 (including reductions in accumulated amortization due to translation adjustments of approximately $1,300) and $19,400, respectively. For the nine month periods ended September 30, 2015 and 2014, depreciation expense for leased equipment was approximately $21,900 (including reductions in accumulated depreciation due to translation adjustments of approximately $3,800) and $52,100, respectively. Accumulated depreciation for leased equipment at September 30, 2015 and December 31, 2014 was approximately $498,400 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $4,300) and $481,000 (including reductions in accumulated amortization due to cumulative translation adjustments of approximately $500), respectively. For the three and nine month periods ended September 30, 2015 and 2014, there were no disposals of leased equipment. Total net book value of assets under capital leases (including cumulative translation adjustments) at September 30, 2015 and December 31, 2014 was approximately $30,700 and $55,800, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2015. There were no changes in the carrying amount of goodwill for the nine month period ended September 30, 2015. The Company considered whether there were indicators of impairment during the nine month period ended September 30, 2015.

The Company also has material intangible assets consisting of purchased intangibles and internally developed software used in the conduct of business. For the three and nine month periods ended September 30, 2015, the Company did not complete any business combinations.

For the three and nine month periods ended September 30, 2015 and 2014 there were no additions of internally developed (cybersecurity software) intangible assets. There were disposals of fully amortized intangible assets of approximately $1.2 million for the three and nine month periods ended September 30, 2015. There were no disposals of intangible assets for the three or nine month periods ended September 2014.

The aggregate amortization expense recorded for the three month periods ended September 30, 2015 and 2014 was approximately $272,700 and $353,000, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2015 and 2014 was approximately $803,500 and $1,008,400, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 5.6 years at September 30, 2015.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

The Company has an $8.0 million working capital line of credit facility with Cardinal Bank that matures on January 31, 2016. On October 23, 2015, Cardinal Bank extended the maturity date of the Company’s $8.0 million working line of credit through January 31, 2016. The amount available varies from month to month depending upon the amount of qualified customer accounts receivable which currently consists of up to 90% of qualified United States Federal Government receivables and up to 80% of United States domestic commercial and other non-federal government receivables, less any amounts outstanding on the Cardinal Bank term note. The credit facility with Cardinal Bank requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of September 30, 2015, the Company was in compliance with all financial covenants.

The Company was advanced approximately $15.8 million and repaid approximately $13.8 million during the nine month period ended September 30, 2015. There was approximately $2.0 million outstanding against the Company’s credit facility at September 30, 2015.

Long-Term Debt

Long-term debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$455,236	$468,163
Cardinal Bank term note dated December 31, 2011 (2)	1,087,212	1,710,319
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	-	333,334
Contingent subordinated unsecured loan note payable dated May 31, 2014 (4)	-	1,000,000

Total	1,542,448	3,511,816
Less: current portion	(879,181)	(2,184,016)

Long-term debt, net of current portion	$663,267	$1,327,800

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

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of SCL, there were no changes to existing lease arrangements during the nine month period ended September 30, 2015.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2015, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2015 or December 31, 2014. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2015, the Company had recorded a deferred tax asset of approximately $6.1 million reflecting the benefit of approximately $21.2 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2034. Included in the recorded deferred tax asset, the Company had a benefit of approximately $18.3 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2034. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance of $6.1 million against all deferred tax assets during the nine month period ended September 30, 2015. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

10.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the nine month periods ended September 30, 2015 and 2014.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2015, there were 82,520,696 shares of common stock outstanding.

Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises during the three and nine month periods ended September 30, 2015 were 38,904 and 863,933, respectively, and the Company realized gross proceeds of approximately $31,206 and $701,706, respectively, from the exercise of such stock options. Shares of common stock issued as a result of stock option exercises during the three and nine month periods ended September 30, 2014 were 385,000 and 460,000, respectively, and the Company realized gross proceeds of approximately $246,400 and $280,400, respectively, from the exercise of such stock options. See Note 11 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the nine month period ended September 30, 2015. At September 30, 2015, the Company had approximately $185,900 of total unamortized RSA compensation expense, related to RSA plans that will be recognized over the weighted average remaining period of 2.2 years.

Stock Option Awards

There were no stock options granted during the three month period ended September 30, 2015. The Company granted 180,000 stock options during the nine month period ended September 30, 2015. A summary of stock option and RSA activity as of September 30, 2015, and changes during nine month period ended September 30, 2015 is set forth below:

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
NON-VESTED AWARDS	Shares	Fair Value	Shares	Exercise Price
	(Unaudited)
Non-vested balances, January 1, 2015	500,000	$1.22	1,340,838	$0.57
Granted	-	—	180,000	$0.70
Cancelled	-	—	(250,000)	$0.39
Vested	-	—	(416,666)	$0.27
Non-vested balances, September 30, 2015	500,000	$1.22	854,172	$0.80

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Fair Value	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1, 2015	-	—	2,791,601	$0.83
Granted	-	—	180,000	$1.45
Canceled	-	—	(250,000)	$0.74
Exercised	-	—	(863,933)	$0.81
Awards outstanding, September 30, 2015	-	—	1,857,668	$0.91

Awards vested and expected to vest, September 30, 2015	-	—	1,857,668	$0.91

Awards outstanding and exercisable, September 30, 2015	-	—	1,003,496	$0.67

A summary of stock option and RSA activity as of September 30, 2014, and changes during nine month period ended September 30, 2014 is set forth below:

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
NON-VESTED AWARDS	Shares	Fair Value	Shares	Exercise Price
	(Unaudited)
Non-vested balances, January 1, 2014	500,000	$1.22	1,900,000	$0.36
Granted	-	—	360,000	$1.03
Vested	-	—	(900,412)	$0.32
Non-vested balances, September 30, 2014	500,000	$1.22	1,359,588	$0.57

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Fair Value	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1, 2014	-	—	3,336,500	$0.72
Granted	-	—	360,000	$1.45
Canceled	-	—	(122,500)	$0.79
Exercised	-	—	(459,999)	$0.61
Awards outstanding, September 30, 2014	-	—	3,114,001	$0.82

Awards vested and expected to vest, September 30, 2014	-	—	3,114,001	$0.82

Awards outstanding and exercisable, September 30, 2014	-	—	1,754,413	$0.76

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2015 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
	(Unaudited)
Weighted-average remaining contractual life (in years)	3.6	3.6	3.3
Aggregate intrinsic value	$350,267	$350,267	$283,099

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 were approximately $713,400 and $2.8 million, respectively.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and nine month periods ended September 30, 2015 and 2014, the Company recognized share-based compensation expense of approximately $89,200, $70,400, $208,100 and $237,100, respectively. During the three month period ended September 30, 2015, there were no fully vested stock options that expired unexercised and/or were cancelled as a result of employment terminations. During the nine month period ended September 30, 2015, there were stock options of 250,000 that expired unexercised that were cancelled as a result of employment terminations.

At September 30, 2015, the Company had approximately $335,900 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.4 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Basic EPS Computation:
Net (loss) income	$(1,763,280)	$(5,901,696)	$(4,330,667)	$(7,497,633)
Weighted average number of common shares	82,515,103	73,195,464	82,130,665	71,029,985
Basic EPS	$(0.021)	$(0.081)	$(0.053)	$(0.106)

Diluted EPS Computation:
Net (loss) income	$(1,763,280)	$(5,901,696)	$(4,330,667)	$(7,497,633)

Weighted average number of common shares	82,515,103	73,195,464	82,130,665	71,029,985
Incremental shares from assumed conversions of stock options	-	-	-	-
Adjusted weighted average number of common shares	82,515,103	73,195,464	82,130,665	71,029,985

Diluted EPS	$(0.021)	$(0.081)	$(0.053)	$(0.106)

The dilutive effect of unexercised stock options excludes 1,857,668 and 3,114,001 of options from the computation of EPS for the three and nine month periods ended September 30, 2015 and 2014, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

As further described in Note 2 above, the Company’s principal business is MMS. The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		JUNE 30,
MMS Service Mix	2015	2014	2015	2014
	(Unaudited)
Carrier Services	$9,126,605	$4,443,283	$27,422,307	$12,696,353
Managed Services	7,868,253	10,112,625	24,700,864	23,856,355

	$16,994,858	$14,555,908	$52,123,171	$36,552,708

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		JUNE 30,
Geographic Region	2015	2014	2015	2014
	(Unaudited)
North America	$15,641,683	$12,927,785	$47,798,246	$33,971,377
Europe	1,330,846	1,573,026	4,018,561	2,487,287
Middle East	22,329	55,097	306,364	94,044

	$16,994,858	$14,555,908	$52,123,171	$36,552,708

14.	Commitments and Contingencies

Operating Lease Commitments

There were no leases entered into or modifications of existing leases during the nine month period ended September 30, 2015.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances. During the nine month period ended September 30, 2015, the Company entered into amendments with certain executives as set forth below:

▪	On April 9, 2015, the Company entered into an amendment to the Company’s employment agreement with Steve L. Komar, to change the term of his original employment agreement to expire on December 31, 2015 at an increased salary of $270,000, and no change to the benefit levels then in effect. On November 6, 2015, the Company entered into an amendment to extend the term of the employment agreement to June 30, 2016.

▪	On April 9, 2015, the Company entered into an amendment to the Company’s employment agreement with James T. McCubbin, Executive Vice President and Chief Financial Officer, to change the term of his original employment agreement to expire on March 31, 2017 at an increased salary of $265,000, respectively, and no change to the benefit levels then in effect.

▪	On April 9, 2015, the Company entered into a new employment agreement with Jin H. Kang, Chief Operating Officer, with a term that expires on December 31, 2016 at an increased salary of $265,000.

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

The information set forth below contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the our business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.  Certain factors that could cause results to differ materially from those projected in the forward-looking statements, including, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) decreased government spending, (v) changes in government regulations, (vi) our focus on selling higher margin services, and (vii) the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015.  Readers are cautioned not to put undue reliance on forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

Revenues. Revenues for the three month period ended September 30, 2015 were approximately $17.0 million, an increase of approximately $2.5 million as compared to approximately $14.5 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
MMS Service Mix	2015	2014	Variance
	(Unaudited)

Carrier Services	$9,126,605	$4,443,283	$4,683,322
Managed Services	7,868,253	10,112,625	(2,244,372)

	$16,994,858	$14,555,908	$2,438,950

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher as a result of the recognition of task orders implemented and related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. Carrier services revenues are only recognized under our DHS BPA award. There presently are two major components agencies remaining under our DHS BPA award that have not yet issued initial task orders: the U.S. Coast Guard and Federal Emergency Management Agency (FEMA). The U.S. Secret Service has recently issued initial task orders. Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices.

▪	Our managed services were predominantly lower due to a decrease in software reselling activities. Software reselling activities vary from quarter to quarter and may not be predictable due to external factors outside of our control. Excluding software reselling sales, our managed services grew as a result of task order awards associated with our DHS BPA award and strong client retention. Our managed services may vary as a result of several factors including additional task order awards issued to us by the two remaining major component agencies under our DHS BPA award, continued future commercial awards in our sales pipeline, additional new federal and state awards in our sales pipeline, and potential new revenues associated with the introduction of our new identity management offerings that includes “Certificate on Device”, “machine to machine” credentials, and “derived credentials” through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2015 was approximately $13.9 million (or 82% of revenues), as compared to approximately $10.6 million (or 73% of revenues) in the same period last year. The increase was materially attributable to a greater percentage of lower margin carrier services attributable to the ramp up of task orders issued to us under our DHS BPA award. Cost of revenues could fluctuate given the timing and potential awards of the remaining two agencies within the DHS BPA and the effect it could have on our sales mix between carrier services and managed services. We believe that as we level off the amount of carrier services in support of agencies our DHS BPA award and grow our mix of higher margin services that cost of revenues will fall over time.

Gross Profit. Gross profit for the three month period ended September 30, 2015 was approximately $3.1 million (or 18% of revenues), as compared to approximately $4.0 million (or 27% of revenues) in the same period last year. The decrease in gross profit was largely related to the higher ratio of lower margin carrier services as related to higher margin managed services. The ratio of managed services to carrier services in any period may result in variability in our gross margin. We believe that the introduction of higher margin next generation identity management services and leveling off of carrier services may increase our gross margin.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2015 was approximately $0.8 million (or 5% of revenues), as compared to approximately $0.9 million (or 6% of revenues) in the same period last year. The decline in sales and marketing reflects changes made to optimize our sales labor resources and sales commission agreements in a manner that incentives our salesforce to pursue and close recurring higher margin business. Short term, we may realize a continued decline and then leveling of sales and marketing expenses as we optimize our sales environment in support of our new channel partners and as we see new awards from potential for new revenue streams from our existing and evolving internal sales resources and channels. Longer-term we may realize an increase in sales and marketing expenses as a result of the successful introduction of our recent channel partner strategy coupled with the introduction of our next generation identity management services.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2015 were approximately $3.9 million (or 23% of revenues), as compared to approximately $3.8 million (or 26% of revenues) in the same period last year. The increase in general and administrative expense was attributable to the technology investments in our software platforms and next generation identity management services. The percentage decrease was attributable to greater revenue volume offsetting fixed costs. We may realize an absolute decline in general and administrative expenses as a result of technology improvements that will allow us to reduce overhead costs as we optimize our operating environment.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended September 30, 2015 was approximately $93,000 as compared to approximately $180,000 in the same period last year.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the three month period ended September 30, 2015 was approximately $7,000, as compared to approximately $6,300 in the same period last year.  This increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the three months ended September 30, 2015 was approximately $30,900 as compared to approximately $47,000 in the same period last year.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during 2015. There were no significant changes in the interest rate associated with debt during the three months ended September 30, 2015.

Income Taxes. Income tax expense for the three month period ended September 30, 2015 was approximately $69,800, as compared to $5.0 million in the same period last year.  Income tax expense for the three month period ended September 30, 2015 reflects Republic of Ireland foreign tax expense. Income tax expense in the same period last year included a discrete income tax expense of $5.0 million to establish a valuation allowance against the Company’s deferred tax assets.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended September 30, 2015 was approximately $1.8 million, as compared to approximately $5.9 million in the same period last year.

Results of Operations

Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

Revenues. Revenues for the nine month period ended September 30, 2015 were approximately $52.1 million, an increase of approximately $15.6 million as compared to approximately $36.5 million in the same period last year. Our mix of MMS revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
MMS Service Mix	2015	2014	Variance
	(Unaudited)

Carrier Services	$27,422,307	$12,696,353	$14,725,954
Managed Services	24,700,864	23,856,355	844,509

	$52,123,171	$36,552,708	$15,570,463

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same period last year as a result of the recognition of task orders implemented and related to our DHS BPA award. There presently are two major components agencies remaining under our DHS BPA award that have not yet issued initial task orders: the U.S. Coast Guard and Federal Emergency Management Agency (FEMA). Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could also increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices. We believe that carrier services may increase further as we recognize additional awards from any or all of the three remaining agencies that have yet to award task orders.

▪	Our managed services were higher due to increased analytics and support activities, software reselling activities, credentialing and DHS BPA task order awards issued to us. Our managed services may experience growth as a result of several factors including additional task order awards issued to us by the two remaining major component agencies under our DHS BPA award, additional task orders issued to us by current supported agencies under our DHS BPA award, continued future commercial awards in our sales pipeline, additional new federal and state awards in our sales pipeline, and potential new revenues associated with the introduction of our new identity management offerings that includes “Certificate on Device”, “machine to machine” credentials, and “derived credentials” through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2015 was approximately $42.1 million (or 81% of revenues), as compared to approximately $26.5 million (or 73% of revenues) in the same period last year. The increase was due to higher carrier services as a result of task orders issued to us under our 2014 awarded DHS BPA award. We believe that as the ratio of managed services to carrier services increases, over time our cost of revenues on a percentage basis will generally decrease.

Gross Profit. Gross profit for the nine month period ended September 30, 2015 was approximately $10.0 million (or 19% of revenues), as compared to approximately $10.1 million (or 27% of revenues) in the same period last year. The percentage decrease in gross profit was largely related to the higher ratio of lower margin carrier services as related to higher margin managed services.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2015 was approximately $2.3 million (or 4% of revenues), as compared to approximately $2.7 million (or 9% of revenues) in the same period last year. The decline in sales and marketing was due to changes designed to optimize our sales labor resources and sales commission agreements in manner that incentives our sales force to pursue and close recurring higher gross margin business. As we introduce new sales channels we may experience increases in sales and marketing expenses in the long run to pay sales commissions on new business and prepare for new revenue streams to come online in the future.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2015 were approximately $11.5 million (or 22% of revenues), as compared to approximately $10.5 million (or 29% of revenues) in the same period last year. The absolute dollar increase in general and administrative expense was attributable to Certificate on Device infrastructure investments and other platform technology investments. The percentage decrease was attributable to greater revenue volume offsetting fixed costs.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the nine month period ended September 30, 2015 was approximately $283,200 as compared to approximately $392,700 in the same period last year.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the nine month period ended September 30, 2015 was approximately $17,900, as compared to approximately $11,600 in the same period last year.  This increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared the same period last year.

Interest Expense. Interest expense for the nine months ended September 30, 2015 was approximately $111,200 as compared to approximately $139,600 in the same period last year.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during 2015. There were no significant changes in the interest rate associated with debt during the nine months ended September 30, 2015.

Income Taxes. Income tax expense for the nine month period ended September 30, 2015 was approximately $147,200, as compared to $3.8 million in the same period last year. Income tax expense for the nine month period ended September 30, 2015 reflects Republic of Ireland foreign tax expense. Income tax expense in the same period last year included a discrete income tax expense of $5.0 million to establish a valuation allowance against the Company’s deferred tax assets.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the nine month period ended September 30, 2015 was approximately $4.3 million, as compared to approximately $7.5 million in the same period last year.

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

At September 30, 2015, the Company’s net working capital was approximately $9.0 million as compared to approximately $12.5 million at December 31, 2014. In addition, at September 30, 2015, the Company had approximately $2.9 million available under its credit facility. The decrease in net working capital was primarily due to net losses incurred while continuing to fund sales and development investments in our new Certificate-on-Device identity management offerings and other platforms while maintaining critical staffing infrastructure to support implementation of future DHS BPA task orders and other next generation identity management services. We believe that as we increase our revenues from the sale of additional services, continue to evolve and improve our software platforms, infrastructure, and offerings, and realize greater efficiencies from our operations, we will realize improvements to our operating profitability and therefore to our working capital as well.

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

For the nine months ended September 30, 2015, net cash used in operations was approximately $2.8 million driven by our decision to fund sales and development investments and maintaining critical staffing infrastructure to support implementation of DHS BPA task orders and next generation identity management solutions.

For the nine months ended September 30, 2014, net cash used in operations was approximately $2.6 million due to longer timing differences between billing and collection and lower billable revenues.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations.

For the nine months ended September 30, 2015, cash used in investing activities was approximately $0.5 million consisting of software development related to our Public Key Infrastructure software certificate credentialing tools and applications and continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support Certificate-on-Device growth.

For the nine months ended September 30, 2014, cash used in investing activities was approximately $4.5 million, of which approximately $4.1 million related to the acquisition of SCL and continuing property and equipment expenditures aimed at enhancing our Public Key Infrastructure software certificate credentialing tools and applications.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the nine months ended September 30, 2015, cash provided by financing activities was approximately $0.7 million primarily reflecting scheduled term debt repayments of approximately $2.0 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced approximately $15.8 million and repaid approximately $13.8 million in line of credit advances during the quarter.

For the nine months ended September 30, 2014, cash provided by financing activities was approximately $10.2 million. Also, we repaid our line of credit advances in full with available cash balances and made our scheduled payments for current maturities of term debt.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2015 and 2014, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to the decline in the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide such reasonable assurances.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on management’s assessment and those criteria, we concluded that, as of December 31, 2014, our internal control over financial reporting was not effective due to the existence of the material weaknesses as of December 31, 2014, discussed below. Management has identified material weaknesses in controls related to inadequate controls over revenue recognition and inadequate entity level controls, including inadequate policies and procedures and inadequate segregation of duties within an account or process.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" (ICOFR) comprise control deficiencies that we discovered during our first assessment of ICOFR and were not remediated during the financial close process for the nine month period ended September 30, 2015. The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2014 fiscal year. Management is developing a plan to respond to identified material weaknesses described above and such plan may include investing in accounting workflow technologies that can minimize manual reporting processes, capture and store relevant documentation to support operating effectiveness and strengthen internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the nine month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

On November 6, 2015, we entered into an amendment to the Employment Agreement with Steve L. Komar, our Chief Executive Officer, in order to extend the term of the agreement to June 30, 2016. A copy of the amendment is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.1	Amendment to Employment Agreement with Steve L. Komar.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

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

WIDEPOINT CORPORATION

Date:	November 9, 2015	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	November 9, 2015	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

