Form 10-K
period 2015-12-31
WIDEPOINT CORP
filed 2016-03-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter, of $1.67, was approximately $125,623,000.

As of March 15, 2016, there were 82,520,696 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

▪	Our ability to achieve profitability and positive cash flows;
▪	Our ability to raise additional capital on favorable terms or at all;
▪	Our ability to gain market acceptance for our products;
▪	Our ability to compete with companies that have greater resources than us;
▪	Our ability to penetrate the commercial sector to expand our business;
▪	Our ability to successfully implement our strategic plan;
▪	Our ability to sell higher margin services; and
▪	Our ability to retain key personnel.

For the discussion of these risks and uncertainties and others that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to WidePoint Corporation and its consolidated subsidiaries.

PART I

ITEM 1. BUSINESS

Company Overview

We provide secure, cloud-based, enterprise-wide information technology (IT) solutions to commercial enterprises, federal, state and foreign governments in many different industry sectors. Our IT solutions can be customized to meet most enterprise and/or government mandated regulations and advanced system requirements. Our portfolio of solutions allow our clients to select a single source solution that enables them to establish a viable standard process that focuses on the goals of the client’s entire organization. We also build solutions that ensure the privacy of both corporate and personal information.

Our IT solutions are accessible on-demand through cloud computing and provide our customers with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments.

We use proprietary software, analytical tools and reporting solutions that enable our customers to actively manage their fixed and mobile communications assets and expenses and identity management requirements in an efficient and cost-effective manner in a safe and secure environment anywhere in the world. Our customers can access our IT solutions through our proprietary cloud-based portal anywhere in the world using a web browser. These portals provide our clients with on-demand access to manage and control deployment of their communications assets and expenses associated with supporting the functional requirements of their mobile workforce. In addition, these portals identify issues that impact our clients’ workflow and business models.

Our Solutions

Our IT solutions offer our client’s the ability to securely manage access to their mobile workforces while efficiently managing the total life cycle of their valuable communications assets. Our core set of offerings are set forth below:

▪	Expense Management – Utilizing our proprietary cloud-based portals, we provide a core set of dash boards and standard reports to evaluate communications carrier compliance against a contract, manage communication assets and expenses and ensure users are on the most cost-effective plans, monitor for potential misuses and threats to the overall communications environment. These standard reports provide users with data for ongoing periodic reviews and strategic decision-making. We also offer customized functionality and dash board reports to satisfy the unique business requirements of our customers’ end users. We also offer a custom analysis of our clients mobile environment, types of devices, spend, communication requirements, usage among other considerations and provide a customized selection and delivery of all available voice, data, and message plans offered by the carriers that best fit the users of the devices so that our customers only pay for the services they utilize on a monthly basis.

▪	Security – We provide a full range of identity management and identity assurance services to protect and defend information and information systems by ensuring confidentiality, integrity, authentication, availability, and non-repudiation. Our solutions address access to multi-level secure resources and message traffic based on entity identity, roles, and privileges. Our federated solutions support various strong electronic identity credentials that can be readily electronically validated by any logical/physical access point. These services include strategic risk analysis and management support that includes physical security, reliability, continuity of operations planning, and support for other enterprise governance issues such as privacy, compliance, audits and disaster recovery. We have been certified by the federal government to facilitate public access to the services offered by government agencies, including on-line access to computers for purposes of reviewing, retrieving, providing, and exchanging information. Our digital certificate credentials are authorized to provide trusted individual or business identity information for use by the Department of Defense (“DoD”), FirstGov, General Services Administration (“GSA”) and participating federal government agencies. Our digital certificate credential services include the DoD External Certificate Authority, Access Certificates for Electronic Services, and the General Services Administration Shared Service Provider.

▪	Cert-on-Device - Our Cert-on-Device solution is a robust cloud-based internally developed service that provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets. Cert-on-Device enables an enterprise to attain a greater level of network security than user authentication alone by ensuring that only authorized devices connect to an organization's IT infrastructure. We believe that Cert-on-Device presents us with a unique opportunity to expand our business as we transition into the sales and implementation stage of the opportunity following delays in product development. We are currently working with leading suppliers and manufacturers of mobile devices to develop and demonstrate mobile devices with this capability built-in as a ready feature and to accommodate other device operating systems and working to generate sales.

▪	Managing Devices – We provide an authenticated order management portal to place, track, and manage devices and services requests, and other services to enable rapid deployment and management of communication assets across an enterprise.

▪	Mobile Applications – We provide services designed to test, monitor, configure and manage mobile applications for both business and personal use.

▪	Bring Your Own Device (BYOD) – We provide BYOD solutions to mitigate risks related to vulnerabilities within an internal information technology infrastructure such as unauthorized access, protection of privacy information, data integrity, and more.

▪	User Support – We provide call centers with 24x7 emergency support and expert technical support to ensure a user’s calls are answered and a timely resolution identified.

▪	Policies – We provide assistance with defining, executing, and measuring effective telecommunications and information technologies architecture planning, policies and best practices that are consistent with an organization’s goal and objectives. Also, we create customized security policies and procedures that ensure that the most cost-effective and secure remote access solutions. We also provide secure asset disposal services and can disable lost or stolen devices.

▪	Consulting – We provide consulting services on an individual basis or as part of our total offerings. These services may include telecommunications audit and optimization, telecommunications carrier contract negotiation, value added resale of third party products and services, telecommunications and/or security assessments, technical subject matter expertise, training and other related MMS services.

Strategic Vision

Our objective is to grow our business profitably as a premier technology-based provider of both product and service enterprise solutions to the public and private sectors. We are working to improve our profitability and cash flows by focusing our efforts on selling our higher margin services and de-emphasizing some of our lower margin services. We are also working to develop a more streamlined sales process in order to increase our market penetration.

Recent advances in communications technology have significantly improved the storage, speed and frequency of communications and the complexity of these devices and enabled rapid proliferation of mobile computing and communications devices. These technological advances increased the speed of business transactions across the globe, but it also introduced many security threats to an organizations critical data and communications infrastructure. The number of security incidents across the globe are affecting small and large organizations and these incidents are growing in frequency and causing financial and reputational harm for many companies. This presents a significant opportunity for us to provide a solution.

We believe our portfolio of solutions including Cert-on-Device, Derived Credentialing and other mobile credentialing solutions address access to multi-level secure resources and message traffic based on entity identity, roles and privileges that can be validated by any logical and/or physical access point on a multitude of devices. We have partnered with several key communications equipment manufacturers, telecommunications carriers and other IT based partners to improve our reach into our target markets and to provide a more integrated market-ready solution that is accessible by our end users and compliant with our customers security and information requirements.

Our challenge is reaching potential customers and in order to gain market penetration as an organization capable of meeting commercial and government clients technology asset and risk management objectives without significantly increasing their operating costs and allowing these organizations to focus on running their business.

Our strategies for achieving our objective to grow our business profitably include the following:

1.	Focus on Selling Higher Margin Services. While we have been successful in the past of growing our revenues and increasing our market penetration, our growth has largely been driven by low margin services. We intend to re-focus our business efforts to pursue and focus our organization on driving sales of higher margin services.

2.	Gain Market Acceptance of Cert-on-Device. We are working to gain market acceptance of our Cert-on-Device product, which we believe is a significant opportunity for us. We have been working to establish key partnerships with device manufacturers, telecommunication carriers and other IT solution providers in order to have such as Cert-on-Device and our other products included in product offerings.

3.	Retain and Cross-Sell Existing Customer Base. Many of our professional staff work on-site or work in close proximity with our customers and we develop close customer relationships and are often able to enhance our customers’ operations by rapidly identifying and developing solutions for customer-specific requirements. We intend to continue to deliver product and service solutions to meet or exceed customer expectations and recommend complementary product and service solutions that will meet the business objectives of our customers.

4.	Attract New Customers by Referral and Expertise. We intend to leverage our long-term relationships with our existing customers to reach new customers in our target markets. We also intend to use our past performance reputation within the federal, state and local government agencies and corporate customers to attract new customers. We also are working to grow our distribution channels and reach through alliances with telecommunications carriers and organizations that feature national or transnational sales and marketing networks and resources that can feature our unique offerings as part of their respective products and services portfolios.

5.	Improving Our Sales Process. We are working to improve our sales process in order to generate additional sales leads and efficiently pursue opportunities in order to focus our efforts on genuine sales opportunities. We have been working to train our staff on the technical aspects of our product offerings in order to penetrate the IT departments of organizations.

6.	Attracting, Training and Retaining Highly Skilled Professionals. We continue to attract, train and retain highly skilled professionals, including engineers, scientists, analysts, technicians and support specialists, to ensure that we have the capabilities to fulfill our customers’ requirements. We target candidates who have served in the military or as civilian experts, as well as those who are leading specialists in their technology disciplines. We believe we can continue to retain our employees by offering competitive compensation and benefit plans, opportunities for career growth through company-supported education programs and diverse and challenging assignments.

7.	Pursuing Strategic Acquisitions. We may strategically acquire businesses that provide value-added solutions for our present service offerings and customer base. We will also selectively pursue strategic acquisitions of businesses that can cost-effectively further broaden our domain expertise and service solutions to our customers and allow us to establish relationships with new customers or enter new target markets.

Competition

Our competitive market is highly fragmented and subject to rapid technological change driven in part by periodic introductions of new technologies and devices. We compete with companies from a variety of market sectors, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. In addition, we and other technology and outsourced service providers compete with internally developed communications management solutions. We believe that the major competitive factors in our marketplace are distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance, price of services, reputation for quality, and key management personnel with domain expertise.

Our key competitors currently include Tangoe, Inc., Calero, KEYW Holding Corporation, Verisign, Identrust, SureID, DigiCert, Entrust, and other organizations; all of which have varying specialties within the telecommunications market place. Due to our significant federal government contract concentrations we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space. The same companies that are our competitors will, at times, team with us or subcontract with us in the pursuit of new business.

Many of our competitors have greater resources than us and are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Many of our competitors are heavily discounting their services to unprofitable levels in an effort to maintain market share and push other competitors out of the market and then turn around and raise prices for its captive customer base. This type of pricing behavior affects the entire market, creates a commodity pricing environment that directly affects the level of services that can be delivered to meet the customers’ requirements and ensure a reasonable return for the service provider. If we are unable to keep pace with the intense competition in our marketplace, deliver cost-effective and relevant solutions to our target market, our business, financial condition and results of operations will suffer.

Marketing and Sales

We engage in a wide variety of marketing activities designed to broaden market awareness of our solutions, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor conferences that cater to our target market and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives. We also publish white papers relating to communications life cycle management issues and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our solutions can address many of these risks to an organization.

In the U.S. market we market and sell our solutions primarily through our direct sales force and through indirect distribution channel partners. Outside of the U.S. we market and sell our solutions through indirect distribution channel partners. We market our solutions through our direct sales force and alliances with several strategic partners in specific industries. The direct sales force, in concert with our operations managers, is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients. Our marketing strategy is to build our brand and increase market awareness of our solutions in our target markets and to generate qualified sales leads that will allow successfully build strong relationships with key decision markers involved in the sales process on the customer side that typically consists of information technology executives, finance executives and managers of communications assets and networks. The sales process can take a year or more to cultivate and close depending on the prospective customer’s timetable and urgency.

Our marketing and sales team has a wide variety of skills and expertise to cultivate qualified leads and guide our prospective customers towards finding a solution that meets their organization’s goals and objectives.

Clients

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime contractor, or as a subcontractor. We believe that contracts with federal government agencies in particular, will be a significant source of our revenues for the foreseeable future although we are working as part of our strategic re-focus to increase our footprint with non-government clients. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Additionally, certain factors outside of our control including but not limited to potential delays in receiving task orders against our U.S Department of Homeland Security Blanket Purchase Agreement may materially affect the amount and timing of revenues we recognize and cause variability in our earnings in the short term.

We expect our federal customers to be motivated to meet their organizational missions and objectives and also minimize costs in this challenging environment. We believe these actions may result in lower profit margins across the federal contracting industry in whole if government spending in all areas is reduced. We believe that the federal government’s spending will remain stable in key areas in which we are well positioned, including mobile telecommunications capabilities that serve to reduce and optimize spending; and in select cyber security initiatives that support trusted, cloud-based, secured-transmission solutions to both protect critical communications and infrastructure, and to do so in a cost-justified manner.

Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S., Europe and the Middle East. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of federal government contracts.

Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the number of commercial customer contracts.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, and Blanket Purchase Agreements (“BPAs”) based upon General Services Administration (“GSA”) Schedule rates. Our major prime contracts are with various departments of the Department of Defense (“DoD”), the Department of Homeland Security (“DHS”), the Centers for Disease Control (“CDC”), and Department of Health and Human Services (“DHHS”). We also hold a number of ID/IQ contracts that extend our capability to expand our revenue base, including, but not limited to:

▪	Federal Supply Schedule for Management, Organizational and Business Improvement Services (“MOBIS”), the Federal Supply Schedule for Professional Engineering Services (“PES”), and the Solutions and More (“SAM”) contract.

▪	DHHS Telecommunications Inventory and Expense Management Solutions contract.

▪	The Department of Justice (“DOJ”) Information Technology Support Services (“ITSS”) 3 contract.

▪	The Federal Bureau of Investigation (FBI) Explosive Reference Tool (EXPeRT).

▪	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

o	GSA Alliant Small Business
o	GSA Networx
o	GSA Connections II
o	National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)
o	Defense Logistics Agency (DLA) Program Management and Support Services (PMSS)
o	Solutions for Enterprise-Wide Procurement (SEWP)

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

Product Development and Technology Solution Enhancements

We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and our customizing a solution to meet our customer’s organizational requirements, if necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current research and development activities are focused on the integration of our software based platforms, certain enhancements to improve the delivery of our information technology services delivered through these platforms and Cert-on-Device.

We utilized our proven federally authorized credentialing infrastructure to develop a mobile certificate solution that enables an organization to assign different levels of access to employees, consultants, and trading partners, based on the specific BYOD device being used to establish a connection with an organizations infrastructure. Our Cert-on-Device and other device oriented credentialing service enables an organization to provide secure virtual private network access through a mobile device, prohibit sensitive data downloads to unauthorized devices and prevent downloads from protected devices, and enable remote revocation of credentials that have been lost or stolen or being to an individual no longer with the organization the credential is linked.

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

We funded and expensed strategic product development initiatives including Certificate-on-Device, derived credentialing and other credentialing offerings as well as platform and portal integrations and other product and portal enhancements totaling approximately $673,000 in 2015, $480,100 in 2014 and $74,000 in 2013. In 2016, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with client integrations.

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

Employees

As of December 31, 2015, we had approximately 300 full-time employees. We periodically engage additional consultants and employ temporary employees. The majority of our offices are located in areas populated by military personnel (both retired and active duty), and highly-skilled civilian personnel. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. The primary method of soliciting personnel is through recruiting resources directly utilizing all known sources including electronic databases, public forums, and personal networks of friends and former co-workers.

We believe that our future success will depend in part on our continued ability to offer market competitive compensation packages to attract and retain highly skilled, highly motivated and disciplined managerial, technical, sales and support personnel. We generally do not have employment contracts with our employees, but we do selectively maintain employment agreements with key employees. In addition, confidentiality and non-disclosure agreements are in place with many of our customer, employees and consultants and such agreements are included in our policies and procedures. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Risks Related to our Business and our Industry

We have had a history of losses, and we may be unable to (i) achieve and sustain profitability or (ii) raise additional capital on favorable terms; or at all.

We have experienced net losses of approximately $5.5 million, $8.4 million, and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. Generating positive cash flow and net income in the future will depend on our ability to successfully execute our on our strategy of growing of business through sales of higher margin services. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability will decrease our long-term viability. These is also no guarantee that we will be able to renew and/or access our credit facility or raise additional capital on favorable terms, or at all, and any inability to either renew and/or access our credit facility or raise additional capital could have an impact on our ability to continue to operate our business.

We may need to obtain additional funding to meet our future capital needs. If we are unable to obtain such financings, we may be required to significantly cut back our operations, sell assets or cease operations.

We may require additional funding to support our operations. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, defer potentially favorable acquisitions, and/or sell some or all of our assets. We are working to strategically re-focus our organization and reduce our operating expenses in order to operate more efficiently and grow our business. If demand for our products and services does not increase, our business and operating results will suffer.

We currently have access to a credit facility agreement, which requires us to maintain certain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate payment of borrowings by our lender.

Historically, we have had access to a credit facility, which consists of a variable line of credit and a fixed term note to fund acquisition growth and working capital. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. We were in compliance with our financial covenants as of December 31, 2015. If we are unable to meet future covenants, such failures could result in our lender accelerating in part or in full payment of all unpaid principal and interest which could have an adverse our ability to fund acquisition initiatives using debt and fund operational short falls. Similarly, if we are unable to renew or access the credit facility in the future, our business and operating results will suffer and we may need to obtain additional funding, which may not be available on favorable terms or at all.

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service, such as Cert-on-Device.

The markets for the services and products we provide are highly competitive. We currently compete with companies from a variety of market segments, including publicly and privately held firms, large accounting and consulting firms, systems consulting and implementation firms, application software firms, service groups of computer equipment companies and other general management consulting firms. We also compete regularly with offshore outsourcing companies, and we expect competition from these companies to increase in the future, especially on development, application management services and outsourcing engagements. In addition, we and other technology and outsourced service providers compete with internally developed communications management solutions.

We compete frequently for client engagements against companies with greater resources than ours. Recent consolidations of large competitors within our market have further increased the size and resources of some of these competitors. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services to unprofitable levels. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

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

In addition, due to competitive factors, such as access to customers or the development of superior products of services, our business will be harmed if we are unable to gain market acceptance of our products, including Cert-On-Device. Since we have less resources than our competitors, the failure of one of our products or services to gain market acceptance will cause us greater harm due to the costs involved in developing or acquiring new products and services. Any failure to gain market acceptances of our products and services will have a material adverse impact on our operations and our ability to continue our business.

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

The IT-based services offered through our portfolio of products, services, and solutions is characterized by rapid technological change and frequent new product and service introductions, driven in part by periodic introductions of new technologies and devices in the mobile cyber security and communications industries, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. Customers may require features and capabilities that our current solution does not have. In addition, the development of new products and services involves significant time and financial resources. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

We may lose money if we do not accurately price our products and services or estimate the costs of fixed-price engagements.

We are working towards growing our business profitability. The development and sale of new products, such as Certificate-On-Device, involves estimates of (i) our actual costs and expenses, (ii) prices that the customers will pay and (iii) other factors. Our inability to accurately price and sell our products at an acceptable profit margin that customers are willing to pay will have a negative impact on our business. In addition, some of our projects may be based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project (including appropriate overhead and general and administrative support costs), client driven actions that causes our original project plan to be delayed, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

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

Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, statutory contracting regulations protect the rights of federal agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such agencies. We have attempted to put in place certain safeguards in our policies and procedures to protect intellectual property developed by employees. Our policies and procedures stipulate that intellectual property created by employees and its consultants remain our property. If we are unable to protect our proprietary software and methodology, the value of our business may decrease and we may face increased competition.

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

As of December 31, 2015, we had aggregate federal net operating loss carry-forwards of approximately $28.3 million and state net operating loss carry-forwards of approximately $25.3 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives. We do not maintain key man life insurance with respect to any of our executives.

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

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, could have a material adverse effect on results. Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from the U.S Federal Government and a relatively small number of large multinational customers. For the years ended December 31, 2015, 2014 and 2013, revenues from the Department of Homeland Security as a percentage of consolidated revenues represented approximately 49%, 37% and 33%, respectively.

We may incur substantial costs in connection with contracts awarded through a competitive procurement process, which could negatively impact our operating results.

Many federal, state and local government contracts are awarded through a competitive procurement process. We expect that much of the government business we seek in the foreseeable future will be awarded through competitive procedures. Competitive procurements impose substantial costs and present a number of risks, including:

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

We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies and defense agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Among the factors that could harm our business are:

▪	curtailment of the federal government’s use of technology services firms;
▪	a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;
▪	budget cuts intended to avoid sequestration;
▪	reductions in federal government programs or requirements, including government agency shutdowns and/or reductions in connection with sequestration;
▪	any failure to raise the debt ceiling;
▪	a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;
▪	delays in the payment of our invoices by government payment offices;
▪	federal governmental shutdowns, and other potential delays in the government appropriations process; and
▪	general economic and political conditions, including any event that results in a change in spending priorities of the federal government.

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

We sell our information technology based services pursuant to agreements that are generally one to five years in duration. Many times they are in the form of a one year agreement with one to four year option periods. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our products, services, and or solutions, the prices of our managed mobility solutions software products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. In addition, customers that are acquired by companies using competing service offerings may be required to begin using those competing service offerings, rather than renew their license arrangements with us. If our customers do not renew their agreements for our communications management solutions software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

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

Certain of our information technology based solutions software functionality and services that we offer depend on our ability to access a customer’s communications billing and usage data. For example, our ability to offer outsourced or automated communications bill auditing, billing dispute resolution, bill payment, cost allocation and expense optimization depends on our ability to access this data. If a communications carrier were to prohibit its customers from disclosing this information to us, those enterprises would only be able to use these billing-related aspects of our solution on a self-serve basis, which would impair some of the value of our solution to those enterprises. This in turn could limit our ability to compete with the internally developed communications management solutions of those enterprises, require us to incur additional expenses to license access to that billing and usage data from the communications carrier, if such a license is made available to us at all, or put us at a competitive disadvantage against any third-party communications management solutions service provider that licenses access to that data.

Our long-term success in our industry depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

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

The emergence of one or more widely used, standardized communications devices or billing or operational support systems could limit the value and operability of our solution and our ability to compete with the manufacturers of such devices or the carriers using such systems in providing telecommunications lifecycle management services.

Our solution derives its value in significant part from our communications management software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for the interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential market if such manufacturer or carrier, or its authorized licensees, were to develop one or more communications management solutions competitive with our solution.

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

Risks Related To Our Common Stock

Our common stock price has been volatile.

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock.

The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

▪	public announcements concerning us, our competitors or our industry;
▪	fluctuations in operating results;
▪	introductions of new products or services by us or our competitors;
▪	changes in analysts’ earnings estimates;
▪	announcements of technological innovations;
▪	additional sales of our common stock or other securities;
▪	our inability to achieve and sustain profitability; or
▪	our inability to gain market acceptance of our products and services.

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

The General Corporation Law of Delaware provides generally that the affirmative vote of a majority of the shares entitled to vote on any matter is required to amend a corporation’s certificate of incorporation or bylaws, unless a corporation’s certificate of incorporation or bylaws, as the case may be, requires a greater percentage. Our certificate of incorporation and bylaws do not require a greater percentage vote. Our board of directors is classified into three classes of directors, with approximately one-third of the directors serving in each such class of directors and with one class of directors being elected at each annual meeting of stockholders to serve for a term of three years or until their successors are elected and take office. Our bylaws provide that the board of directors will determine the number of directors to serve on the board. Our board of directors presently consists of seven members.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

All of our property locations are leased other than our operations office in Lewis Center, Ohio; which is owned and carries a mortgage obligation of approximately $451,000. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2015 for our U.S. locations:

					Base	Base
			Lease	Approx.	Cost per	Annual
Function	Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

Executive and Administration	7926 Jones Branch Drive, Suite 520	McLean, VA 22102	August 2019	5,437	$24	$129,600
Administration	1736 South Park Court, Suite 201	Chesapeake, VA 23320	April 2016	2,377	$16	$38,400
Commercial Sales	5950 Canoga Avenue, Suite 500	Woodland Hills, CA 91367	June 2016	3,142	$29	$46,800
Commercial Sales	825 North Cass Avenue, Suite 112	Westmont, IL 60559	October 2016	888	$14	$12,000

Operations and Administration	11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2019	11,852	$26	$307,300
Operations	101 Green Meadows Drive South	Lewis Center, OH 43035	n/a	7,600	n/a	n/a
Operations	2 Eaton Street Suites 800/807	Hampton, VA 23669	November 2019	4,519	$15	$65,700
Operations	104 Cude Lane	Madison, TN 37115	August 2016	3,448	$9	$32,100
Operations	280 Pinehurst Avenue Suite B	Southern Pines, NC 28387	Month to Month	2,500	$10	$24,000

The following table presents our property locations at December 31, 2015 for our international locations:

					Base	Base
			Lease	Approx.	Cost per	Annual
Function	Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

Operations and Administration	South County Business Park	Dublin 18, Ireland	March 2026	6,000	$33	$197,519
Commercial Sales Office	3B Juno House, Calleva Park	Aldermaston,Berkshire RG7 8RA, England	June 2016	1,250	$19	$23,342
Commercial Sales Office	Stoomloggerwey 4 B	3133 KT, Vlaardingen,Netherlands	Month to Month	1,600	$19	$30,388
Commercial Sales Office	Siriusdreef 55	2132 WT, Hoofddorp,Netherlands	December 2017	500	$15	$7,293

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in the ordinary course of business. We are not currently involved in legal proceedings, governmental actions, investigations or claims currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “WYY”. The stock prices listed below represent the high and low closing prices of the Common Stock on the NYSE MKT for each of the periods indicated:

	2015		2014
Period	High	Low	High	Low
December 31,	$0.99	$0.64	$1.74	$0.99
September 30,	$2.30	$0.70	$1.90	$1.45
June 30,	$2.03	$1.29	$1.87	$1.28
March 31,	$1.75	$1.27	$1.95	$1.29

Stock Performance Graph

The performance graph below compares the cumulative total stockholder return in our common stock between January 1, 2010 and December 31, 2015, with cumulative total return on the Russell MicroCap Index and the RDG Technology Index. This graph assumes a $100 investment in each of the Company, the Russell Microcap Index and the RDG Technology Index at the close of trading on January 1, 2010. We selected these indices because they include companies with similar market capitalizations and companies in our industry.

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

Holders

As of the close of business on February 29, 2016, there were 125 registered holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Equity Compensation Plan Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Dividend Policy

We have has never paid dividends on our Common Stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in growing its business base. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the fourth quarter of 2015.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data on a historical basis for the five years ended December 31, 2015. This historical Selected Financial Data has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

29

	2015	2014	2013	2012	2011

Operating Results
Revenues	$70,838,017	$53,316,210	$46,825,032	$55,782,742	$41,372,490
Gross profit	13,232,660	13,513,917	12,111,561	13,862,581	9,243,502
Operating expense	18,694,621	18,164,925	13,286,855	12,843,804	105,173
Interest expense	(142,497)	(186,796)	(175,358)	(294,244)	(69,317)
(Loss) income from operations	(5,461,961)	(4,651,008)	(1,175,294)	1,018,777	47,820
Net (loss) income	(5,466,607)	(8,400,626)	(1,694,785)	832,301	246,866

Balance Sheet
Cash and cash equivalents	$7,930,303	$13,154,699	$-	$1,857,614	$2,135,310
Accounts receivable, net	10,565,113	8,543,050	7,612,400	6,932,366	7,884,802
Unbilled accounts receivable	6,637,587	5,547,416	1,561,030	2,969,450	2,715,406
Deferred income tax asset, net	-	-	4,407,630	3,820,378	3,738,555
Total assets	50,858,471	54,078,240	36,074,840	39,579,841	42,290,226
Line of credit advance	-	-	916,663	-	-
Accounts payable	7,812,226	6,165,477	3,228,586	5,555,419	8,418,854
Accrued expenses	6,687,054	5,980,110	4,407,286	3,539,710	1,851,678
Current portion of long-term debt	893,706	2,184,016	1,150,455	1,102,741	798,319
Long-term debt, net	431,756	1,327,800	2,509,492	4,918,732	7,769,143
Total stockholders’ equity	32,190,666	36,778,856	22,515,738	23,937,267	22,836,152

Common Stock Statistics
Earnings per share:
Basic	$(0.066)	$(0.115)	$(0.027)	$0.013	$0.004
Diluted	$(0.066)	$(0.115)	$(0.027)	$0.013	$0.004
Book value per share	$0.39	$0.45	$0.35	$0.38	$0.36
Market price per share:
High	$2.30	$1.950	$1.790	$0.950	$1.480
Low	$0.64	$0.999	$0.350	$0.330	$0.690
Close	$0.70	$1.380	$1.640	$0.370	$0.690
Average common shares outstanding for earnings per share:
Basic	82,228,974	73,048,883	63,802,275	63,874,871	62,882,100
Diluted	82,228,974	73,048,883	63,802,275	63,758,632	64,148,331
Shares outstanding at end of the period	82,520,696	81,656,763	63,907,357	63,751,857	63,226,857
Number of shareholders of record at end of period	125	151	154	155	155

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially.

Organizational Overview

We were incorporated on May 30, 1997 under the laws of the state of Delaware. We are a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. Our on-demand solutions offer a suite of advanced and federally certified proprietary cloud-based software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise.

Strategic Re-Focus

Our objective is to grow our business profitably as a premier technology-based provider of both product and service enterprise solutions to both the public and private sectors. We are working to re-focus our strategy in order to improve cash flows by focusing our efforts on selling our higher margin services and de-emphasizing some of our lower margin services. We are also working to develop a more streamlined sales process in order to increase our market penetration.

Our Board of Directors recently formed an Executive Committee, consisting of Steve Komar and Paul Johnson, in order to work with management to re-focus and re-develop our strategy in order to focus on higher margin services, to gain market penetration for our products and services as well as to provide assistance to the position of CEO in order to attract potential candidates and otherwise properly transition the office of CEO upon Steve Komar’s retirement by the end of the calendar year. We are also working to decrease our costs and properly manage our resources, developing a more streamlined and technical sales approach and are working to redefine our process for developing sales leads.

We believe our portfolio of solutions, including Cert-on-Device, Derived Credentialing and other mobile credentialing solutions, address access to multi-level secure resources and message traffic based on entity identity, roles and privileges that can be validated by any logical and/or physical access point on a multitude of devices.

Our challenge is reaching potential customers and in order to gain market penetration as an organization capable of meeting an organization’s technology asset and risk management objectives without significantly increasing their operating costs and allowing these organizations to focus on running their business. Generating positive cash flow and net income in the future will depend on our ability to successfully execute our on our strategy of growing of business through sales of higher margin services. There is no guarantee that we will be able to achieve or sustain profitability in the future and an inability to successfully achieve profitability will decrease our long-term viability.

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

Segments

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer. Our customers and the industry view our market as a singular business and demand an integrated and scalable suite of information technology-based enterprise-wide solutions. Services comprising our offerings have similar client service approaches, delivery costs and operational risks and are led by a project manager and a cross-functional service delivery team comprised of employees across all subsidiaries. The Company presents a single segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis.

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

The Company had finite-lived intangible assets with a carrying value of approximately $5.1 million as of December 31, 2015. The fair value of intangibles acquired in connection with business combinations continued to generate positive returns above its carrying value. Accordingly, the Company has concluded the fair value of its intangibles is not impaired at December 31, 2015. The Company could be exposed to increased risk of recoverability to the extent future revenue estimates may not support the recovery of purchased intangible assets.

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2015.

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

The Company has approximately $18.5 million of goodwill as of December 31, 2015. The fair value of the Company’s reporting unit is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2015. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

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

Share-Based Compensation

The Company issues share-based compensation awards to company employees upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life (in years) of approximately five (5) to seven (7) years. Share-based compensation awards reflected in the consolidated financial statements are for the period from 1999 through 2015.

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

Product Development

Product development expenses include payroll, employee benefits, and other employee related expenses associated with product development. Product development expenses also include third-party development and programming costs, subject matter experts, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Costs related to product development are expensed until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are commercially available for release. Once technological feasibility is reached, such costs are not normally material. To the extent costs are significant such costs are capitalized and amortized to cost of revenue over the estimated lives of the solution.

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

2015 Results of Operations

Year Ended December 31, 2015 Compared to the Year ended December 31, 2014

Revenues

Revenues for the year ended December 31, 2015 were approximately $70.8 million, an increase of approximately $17.5 million (or 33%), as compared to approximately $53.3 million in 2014. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Service Mix	2015	2014	Variance

Carrier Services	$37,499,954	$20,044,276	$17,455,678
Managed Services	33,338,063	33,271,934	66,129

	$70,838,017	$53,316,210	$17,521,807

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to same period last year as a result of the recognition of equipment and additional carrier service task orders issued related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. We were awarded 41 task orders under the DHS BPA contract during 2015 as compared to 12 task orders awarded in 2014.

▪	Our managed services were higher due to additional revenues from our recent acquisition of SCL (that is part of our managed services offering), partially offset by volume pricing reductions associated with our DHS BPA contract.

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 was approximately $57.6 million (or 81% of revenues) as compared to approximately $39.8 million (or 75% of revenues) in 2014. The dollar basis increase in cost of revenues was predominantly attributable to increased costs associated with carrier services.

Gross Profit

Gross profit for the year ended December 31, 2015 was approximately $13.2 million (or 19% of revenues), as compared to approximately $13.5 million (or 25% of revenues) in 2014. The dollar basis decrease in gross profit was due to volume pricing discounts achieved under the ramp up of new agencies coming on line under our DHS BPA which met volume thresholds. Our focus will remain on growing sales of higher margin recurring services from existing customers and securing services from the two (2) remaining DHS agencies and renegotiating better prices with our vendors.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2015 was approximately $3.0 million (or 4% of revenues), as compared to approximately $3.4 million (or 7% of revenues) in 2014. The decrease in sales and marketing reflects reductions in sales labor resources and modifications of sales commission agreements to realign our business development efforts in a manner that incentives our salesforce to pursue and close recurring higher margin business in a shorter period of time. We believe that our sales and marketing spend may increase over time as we introduce new products and services, move forward with strategic sales alliances and co-marketing activities and promote of our next generation identity management services.

General and administrative expenses for the year ended December 31, 2015 were approximately $14.6 million (or 21% of revenues), as compared to approximately $13.9 million (or 26% of revenues) in 2014. The increase in general and administrative expense was attributable to recognizing a full year of SCL general and administrative expenses, as well as non-recurring legal and professional fees related to contract modifications and staff training programs.

Product development costs for the year ended December 31, 2015 were approximately $673,000 as compared to approximately $480,100 in 2014. We continued development activities associated with our Certificate-on-Device identity management solution and demonstrated our solution in the marketplace. We believe the timing and amount of capital spent on product development and maintenance costs to vary from time to time depending on the life cycle of our technology solutions. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions our clients demand.

Depreciation expense for the year ended December 31, 2015 was approximately $383,300, as compared to approximately $376,000 in 2014.  The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure.  We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2015 was approximately $23,000, as compared to approximately $17,000 in 2014.  This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared the same period last year.

Interest expense for the year ended December 31, 2015 was approximately $142,500 (or less than 1% of revenues), a decrease of approximately $44,300, as compared to approximately $186,800 (or less than 1% of revenues) of interest expense in 2014. The decrease in interest expense is due to the settlement of seller financed promissory notes during the first and second quarter of 2015. There were no significant changes in the terms of interest bearing debt during 2015.

Other income for the year ended December 31, 2015 was approximately $33,000 as compared to $12,900 for 2014. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax benefit for the year ended December 31, 2015 was approximately $81,800, as compared to an income tax expense of approximately $3.6 million in 2014. All federal, state and foreign net operating losses are fully valued for tax purposes and as a result, the principal component of income tax expense relates to minimum state and foreign income taxes.

Net Loss

As a result of the factors above, the net loss for the year ended December 31, 2015 was approximately $5.5 million as compared to approximately $8.4 million in 2014.

2014 Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Revenues for the year ended December 31, 2014 were approximately $53.3 million, an increase of approximately $6.5 million (or 14%), as compared to approximately $46.8 million in 2013. Although we had increased revenues versus 2013, delays in federal and commercial implementations and government product resale transactions negatively impacted revenues during 2014. Our mix of services for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Service Mix	2014	2013	Variance

Carrier Services	$20,044,276	$16,815,215	$3,229,061
Managed Services	33,271,934	30,009,817	3,262,117

	$53,316,210	$46,825,032	$6,491,178

We believe the following factors contributed to reduced revenues:

▪	Our carrier services were higher compared to same period in 2013 as a result of the recognition of task orders issued related to our DHS BPA contract award. We were awarded 12 task orders under the DHS BPA contract during 2014.

▪	Our managed services were higher due to additional revenues from our recent acquisition of SCL (that is part of our MMS managed services offering), partially offset by reductions in customer attrition, government delays and cutbacks as a result of Federal Budget sequestration and delays as a result of the protest of our DHS BPA award.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 was approximately $39.8 million (or 75% of revenues) as compared to approximately $34.7 million (or 74% of revenues) in 2013. The dollar basis increase in cost of revenues was predominantly attributable to increased costs associated with software resale activities and carrier services delivered during the year. Our cost of revenues will rise in periods in which we recognize higher government product resale transactions and conversely decrease our margins. The addition of SCL did not have a material effect on cost of revenues.

Gross Profit

Gross profit for the year ended December 31, 2014 was approximately $13.5 million (or 25% of revenues), as compared to approximately $12.1 million (or 26% of revenues) in 2013. The dollar basis increase in gross profit was due to the additional of SCL’s higher margin revenue, partially offset by higher carrier services costs and decreases in higher margin federal consulting revenues. Our focus will remain on growing sales of higher margin recurring services.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2014 was approximately $3.4 million (or 6% of revenues), as compared to approximately $3.1 million (or 7% of revenues) in 2013. The dollar basis increase in sales and marketing expense reflects the addition of SCL of approximately $0.7 million, partially offset by lower channel partner commissions as a result of a greater direct sales and lower external sales and marketing program consultant costs. We may have increases in sales and marketing going forward as we expand promotion of our latest product and service offerings such as Cert-On-Device.

General and administrative expenses for the year ended December 31, 2014 were approximately $13.9 million (or 26% of revenues), as compared to approximately $9.8 million (or 21% of revenues) in 2013. General and administrative expenses for the year ended December 31, 2013 included a non-cash gain of approximately $1.25 million that represented a reduction in the fair value of a contingent obligation (related to the acquisition of Avalon Global Solutions, Inc. (“AGS”)) as re-measured at the reporting date. Excluding this non-cash gain, general and administrative expenses for the year ended December 31, 2013 would have been approximately $11.1 million (or 24% of revenues). The increase in general and administrative expense after excluding this non-cash gain predominantly reflects the inclusion of SCL general and administrative expense of approximately $2.5 million.

Product development costs for the year ended December 31, 2014 were approximately $480,100 as compared to approximately $73,400 in 2013. We upgraded key hardware and software infrastructures that support our client facing software platforms and web-based portals and began major development activities associated with our Certificate-on-Device identity management solution.

Depreciation expense for the year ended December 31, 2014 was approximately $376,000, as compared to approximately $288,300 in 2013. The increase in depreciation expense was due to increased pool of depreciable assets to support our technology solutions infrastructure and the addition of SCL’s depreciable assets. We anticipate additional infrastructure investments in computer equipment and other hardware to respond to anticipated capacity requirements as we growth our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2014 was approximately $17,000, as compared to approximately $7,400, in the same period last year. This increase was due to higher amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared to 2013.

Interest expense for the year ended December 31, 2014 was approximately $186,800 (or less than 1% of revenues), an increase of approximately $11,500 as compared to approximately $175,300 (or less than 1% of revenues) of interest expense in 2013. The increase in interest expense reflects accrued interest related to an unsecured loan note payable issued in connection with the SCL acquisition. There were no significant changes in the terms of interest bearing debt during the year ended December 31, 2014.

Other income for the year ended December 31, 2014 was approximately $12,900 as compared to $11,300 in 2013. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2014 was approximately $3.6 million, as compared to an approximately $0.4 million in 2013. The increase in income tax expense reflects a $5.0 million valuation allowance applied against the Company’s deferred tax assets. Objective evidence of cumulative losses carries more weight under the accounting rules than subjective evidence such as projections and tax planning strategies when evaluating whether a valuation reserve is required. Management placed a full valuation allowance on its deferred tax assets after analyzing both positive and negative evidence over the last two years.

Net Loss

As a result of the factors above, the net loss for the year ended December 31, 2014 was approximately $8.4 million as compared to approximately $1.7 million in 2013.

Liquidity and Capital

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $8.0 million. We are currently working with Cardinal Bank to renew our credit facility which will expire on April 30, 2016.

At December 31, 2015, our net working capital was approximately $8.0 million as compared to $12.5 million at December 31, 2014. Our decrease in net working capital was primarily due to net losses incurred while continuing to fund business development efforts and our second year of product development and promotion costs to bring our Certificate-on-Device solution to market. We utilized available cash and our line of credit to manage through collection timing differences throughout fiscal 2015. We believe that we are nearing the end of our investment activities and expect our future costs to be more in line with our pre investment cycle expense run rate.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the year ended December 31, 2015, net cash used in operations was approximately $2.9 million driven by current year operating losses, temporary collection timing differences on DHS BPA equipment refresh orders and slower than anticipated capture of our two (2) remaining federal government agencies and monetization of our Certificate-on-Device offerings.

For the year ended December 31, 2014, net cash used in operations was approximately $2.6 million driven by current year operating losses due to slower than anticipated implementation of our DHS BPA award and planned strategic investments in our new service offerings including Certificate-on-Device.

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

For the year ended December 31, 2015, cash used in investing activities was approximately $600,000 to fund required hardware and software refreshes for our client facing technology solutions, including approximately $186,000 in software and testing related to our “authority to operate” which is a critical component tied to our federally accepted identity management solutions.

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

Cash Flows from Financing Activities

Cash (used in) provided by financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the year ended December 31, 2015, cash used in financing activities was approximately $1.5 million reflecting term debt repayments of approximately $2.2 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced and repaid approximately $22.0 million in cumulative line of credit advances during the year.

For the year ended December 31, 2014, cash provided by financing activities was approximately $20.4 million primary reflecting net proceeds of approximately $22.0 million received from two public offerings of our common stock, partially offset by net proceeds of approximately $0.5 million from the exercise of stock options. The Company was advanced approximately $12.0 million and repaid approximately $12.9 million in cumulative line of credit advances during the year and unpaid credit advances at the end of fiscal 2013.

For the year ended December 31, 2013, cash used in financing activities was approximately $0.2 million reflecting term debt repayments of approximately $1.1 million, partially offset by net proceeds of approximately $46,200 from the exercise of stock options. The Company was advanced approximately $2.0 million and repaid approximately $1.0 million in cumulative line of credit advances during the year, resulting in a net unpaid line advance of approximately $0.9 million at end of fiscal 2013.

Net Effect of Exchange Rate on Cash and Equivalents

For the years ended December 31, 2015 and 2014, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to the decline in the Euro relative to the US dollar. There was no net effect of exchange rate changes during the year ended December 31, 2013 as we had no foreign operations.

At December 31, 2015, there were no outstanding borrowings against the Company’s working capital credit facility. At December 31, 2015, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future.

We believe our working capital credit facility, along with cash on hand, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during fiscal 2016. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

Contractual Obligations

The table below identifies transactions that represent our contractually committed future obligations. Purchase obligations include our agreements to purchase goods and services that are enforceable and legally binding and that specify significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The following reflects a summary of our contractual obligations for fiscal years ending December 31:

Obligation Type	2016	2017	2018	2019	2020	Thereafter	Total

Long-term debt and interest payments on long-term debt	$918,706	$46,586	$46,631	$46,753	$46,757	$364,429	$1,469,862
Operating lease obligations	905,200	753,000	738,000	442,000	198,000	1,037,000	4,073,200
Capital lease obligations	29,569	11,992	-	-	-	-	41,561

	$1,853,475	$811,578	$784,631	$488,753	$244,757	$1,401,429	$5,584,623

(1) Weighted average interest rate of all outstanding long term debt at December 31, 2015 was approximately 4.5%.

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

If the values of the Euro relative to the U.S. dollar had been ten (10) percent lower than the values that prevailed during 2015, the Company’s pretax income for 2015 would have been approximately $142,000 lower. Conversely, if such values had been ten (10) percent higher, the Company’s reported pretax income for 2015 would have been approximately $368,000 higher.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the existence of the material weaknesses as of December 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified material weaknesses in controls over financial reporting related to inadequate transactional level controls over contract management and billing and inadequate entity level controls. Management has determined that we lack adequate documentation to provide evidence of operating effectiveness related to contract management and billing and entity level controls.

Moss Adams LLP, our independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2015, and the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the December 31, 2015 fiscal period. Management made progress is establishing accounting policies and procedures and is developing a plan to respond to identified material weaknesses described above and such plan may include investing in workflow technologies that can minimize manual reporting processes, modification of roles and responsibilities of contract support personnel to capture and store relevant documentation related to contract management and billing to support operating effectiveness and strengthen internal controls over financial reporting.

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WidePoint Corporation

We have audited WidePoint Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to inadequate controls over contract management and billing and inadequate entity level controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2016, on those financial statements

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, WidePoint Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WidePoint Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moss Adams. LLP

Scottsdale, Arizona

March 15, 2016

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of December 31, 2015:

Name	Age	Position

Steve L. Komar	74	Chief Executive Officer, Director, and Chairman of the Board
James McCubbin	51	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Jin Kang	51	Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of WidePoint Integrated Solutions Corp.
Paul Johnson	54	Director
Otto Guenther	74	Director
George Norwood	73	Director
James Ritter	71	Director, Chairman of the Compensation and Nominating Committees
Morton Taubman	72	Director, Chairman of the Audit Committee

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

Mr. Komar brings extensive financial and operational management experience to the Board as a result of his past operational experience at several large firms where he held senior executive positions in areas including financial and operational management and mergers and acquisitions. The financial and managerial skills he developed over a career that has spanned more than 45 years, as well as Mr. Komar’s experience as our Chairman of the Board and Chief Executive Officer, his knowledge of our Company as a result thereof, and his prior performance serving as a Board member of the Company, led the Board to conclude that he should continue to serve as a director of the Company.

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

Jin Kang has served as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang was appointed Chief Operations Officer on June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of WidePoint Integrated Solutions Corp., a wholly-owned subsidiary of the Company, since our acquisition of WidePoint Integrated Solutions Corp. on January 4, 2008. Mr. Kang founded the company in 1999 and has managed WidePoint Integrated Solutions Corp. since its inception. Mr. Kang has over 26 years of professional experience in the Federal Government Information Technology Services field. Prior to founding, iSYS, LLC (now WidePoint Integrated Solutions Corp.), Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang received a Bachelor and Master’s Degrees in Computer Science and Computer Systems Management from the University of Maryland.

Lieutenant General (Ret.) Otto J. Guenther has served as a director since his appointment on August 15, 2007. General Guenther serves as a member of the Corporate Governance and Nominating Committee. He joined the Board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of exceptional leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council. General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area. General Guenther was awarded several honors by the U.S. Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into the Government Computer News Hall of Fame. Currently, General Guenther sits on two educational foundations, AFCEA Education Foundation and Aurora Foundation, and since 2006 has been an active trustee at McDaniel College. General Guenther received a Bachelor of Science Degree in Economics from Western Maryland College, now called McDaniel College, and a Master’s Degree in Procurement and Contracting from the Florida Institute of Technology.

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

Major General (Ret.) George W. Norwood has served as a director since his appointment on August 15, 2007. General Norwood serves as a member of the Audit Committee and the Compensation Committee. General Norwood also currently serves on the board of directors of Scalable Network Technologies. He is also on the boards of Peduzzi Associates, Ltd., and Airborne Tactical Advantage Company. General Norwood brings to the Board extensive knowledge of the federal marketplace as a result of a distinguished 30-year military career and more than 12-years in the commercial market with significant experience in both military and defense contracting.

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

Paul Johnson has served as a director since December 2015. Since its inception in 2012, Mr. Johnson has managed Nicusa Investment Advisors, a firm focused on advising senior management and boards of directors on governance, strategy, capital allocation, and shareholder value creation. Mr. Johnson is also a senior advisor to Bowen Advisors, an organization focused on offering M&A and strategic advisory services to emerging and high growth technology firms. Prior to the inception of Nicusa Investment Advisors in 2012, Mr. Johnson was the general partner and investment manager of Nicusa Capital Partners, a private investment partnership that he started in 2003, which invested in virtually all sectors of the economy, with a concentration in technology. Prior to founding Nicusa, Mr. Johnson was a Managing Director in the Equity Research Department of Robertson Stephens, where he worked from 1994 through 2002. Mr. Johnson has been an Adjunct Professor of Finance at the Graduate School of Business, Columbia University, since 1992, where he teaches courses on securities analysis and value investing. Mr. Johnson was appointed as a Fellow to the Gabelli Center for Global Security Analysis at Fordham University in August 2015 and will teach an introductory class on value investing at the Fordham University Graduate Business School starting in January 2016. Mr. Johnson is co-author of The Gorilla Game, Picking Winners in High Technology, was a contributing annotator in 2012 to The Most Important Thing Illuminated, by Howard Marks, and wrote the history of value investing in the forthcoming book celebrating the 100-year history of the Columbia Business School. Mr. Johnson is also co-author of the forthcoming, Pitch the Perfect Investment, The Essential Guide to Winning on Wall Street. Mr. Johnson has a B.A. in Economics from the University of California, Berkeley and an MBA in Finance from the Executive Program at the Wharton School of the University of Pennsylvania.

In January, 2003, the SEC commenced a civil enforcement action against Mr. Johnson, alleging two counts of securities fraud with respect to research reports on three companies prepared by Mr. Johnson, primarily from the failure to disclose personal financial interests in the companies that were the subject of the reports. On November 11, 2005, a jury returned a verdict finding that Mr. Johnson violated the federal securities laws in connection with the research reports. Mr. Johnson resolved the civil action and related administrative proceedings by entering into a settlement with the SEC (i) enjoining him, for a period of five (5) years, from future securities violations, (ii) requiring disgorgement of certain profits, (iii) requiring payment of a civil penalty and (iv) consenting to a five-year bar from association with any broker or dealer that ended on July 23, 2011.

We believe that Mr. Johnson brings to the Board extensive knowledge of corporate governance, corporate strategy, and capital allocation as well as shareholder value creation. This experience and knowledge led the Board to conclude that he should serve as a director of the Company.

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

Mr. Ritter brings to the Board extensive knowledge of information systems and managerial experience as a result of a career managing and building complex information technology systems. This experience, as well as his independence from the Company, his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

Morton S. Taubman has served as a director since his appointment on March 10, 2006 to serve out the remaining term of G.W. Norman Wareham, who resigned his position on March 7, 2006. Mr. Taubman is also the Chairman of the Audit Committee and is a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Taubman has experience as a certified public accountant and is currently an attorney with expertise in corporate law, government contracting and international relations. Prior to forming Hunter Taubman Fischer law firm, Mr. Taubman was the senior vice president and general counsel to DIGICON Corporation, an IT and telecommunications company. Before joining DIGICON, he was a senior partner at Ginsburg, Feldman and Bress, LLP, an established Washington, D.C. firm that provided expertise in tax, telecommunications, litigation, federal regulatory issues, capital reformation, government contracting and international issues. Before that, he was a founding partner at a number of law firms, was the partner-in-charge of the Washington D.C. office of Laventhol & Harworth, in charge of the Washington, D.C. tax department at Coopers & Lybrand and a special agent with the U.S. Treasury Department. Mr. Taubman has been an adjunct law professor for more than 15 years at Georgetown University and George Washington University. He presently also serves as special corporate counsel to Interior Systems, Inc. d/b/a ISI Professional Services, a United States federal contractor. He holds a Bachelor of Science Degree in Accounting from the University of Baltimore, a Juris Doctor Degree from the University of Baltimore Law School, and a Masters of Law Degree from Georgetown University.

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

Board Meetings – Committees of the Board

The Board of Directors held four (4) meetings during 2015. During this period, all of the directors attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all Committees of the Board of Directors on which each such director served.

The Board currently has the following standing Committees: Audit; Corporate Governance and Nominating; and Compensation. Each standing Committee consists entirely of independent, non-employee directors in accordance with the listing standards of the NYSE MKT. The Board also recently established an Executive Committee. Membership and principal responsibilities of the Board’s Committees are described below. Each standing Committee of the Board has adopted a charter and each such charter is available free of charge on our website, www.widepoint.com, or by writing to WidePoint Corporation, 7926 Jones Branch Drive, Suite 520, McLean, Virginia 22102, c/o Corporate Secretary.

Audit Committee

The members of the Audit Committee are:

▪	Morton S. Taubman (Chair)
▪	James M. Ritter
▪	George W. Norwood
▪	Otto J. Guenther
▪	Paul Johnson

The Audit Committee met four (4) times in 2015. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of the Audit Committee are to: appoint (subject to stockholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Audit Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with the Company’s Executive Vice President and Chief Financial Officer.

The Board has determined that Messrs. Taubman, Ritter, Johnson, Norwood and Guenther each meet the definition of "independent directors" for purposes of serving on an audit committee under applicable rules of the Securities and Exchange Commission and the listing standards of the NYSE MKT. In addition, the Board has determined that Mr. Taubman satisfies the “financially sophisticated” requirements set forth in the NYSE MKT Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The members of the Corporate Governance and Nominating Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	Otto J. Guenther
▪	George W. Norwood
▪	Paul Johnson

The Corporate Governance and Nominating Committee met one (1) time in 2015. The primary functions of this Committee are to: identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; review annually and recommend changes to the Company’s Corporate Governance Guidelines; lead the Board in its annual review of the performance of the Board and its committees; review policies and make recommendations to the Board concerning the size and composition of the Board, the qualifications and criteria for election to the Board, retirement from the Board, compensation and benefits of non-employee directors, the conduct of business between WidePoint and any person or entity affiliated with a director, and the structure and composition of the Board’s Committees; review the Company’s policies and programs relating to compliance with its Code of Business Conduct and such other matters as may be brought to the attention of the Committee regarding WidePoint’s role as a responsible corporate citizen. See “Identification and Evaluation of Director Candidates” and “Director Compensation” in this proxy statement.

Compensation Committee

The members of the Compensation Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	George W. Norwood
▪	Otto J. Guenther
▪	Paul Johnson

The Compensation Committee met two (2) times in 2015. The primary functions of the Compensation Committee are to: evaluate and approve executive compensation plans, policies and programs, including review of relevant corporate and individual goals and objectives, as submitted by the Chief Executive Officer; evaluate the Chief Executive Officer’s performance relative to established goals and objectives and, together with the other independent directors, determine and approve the Chief Executive Officer’s compensation level based on this evaluation; review and approve the annual salary and other remuneration of all other officers; review the management development program, including executive succession plans; review with management, prior to the filing thereof, the executive compensation disclosure included in this proxy statement; recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of WidePoint and its subsidiaries.

Executive Committee

Our Board of Directors recently formed an Executive Committee of the Board of Directors, consisting of Steve Komar and Paul Johnson, in order to work with management to re-focus and re-develop our strategy in order to gain market penetration for our products and services in the commercial sector as well as to provide assistance to the position of CEO in order to attract potential candidates and otherwise properly transition the office of CEO upon Steve Komar’s retirement.

Director Compensation

Directors who are not also officers or employees receive an annual fee of $12,000. The following table sets forth director compensation for the year ended December 31, 2015:

	Fees Earned	Option	All Other
	or Paid	Awards	Compensation
Director Name	($)	($)	($)	Total
James Ritter	$12,000	$-	$-	$12,000
Morton Taubman	12,000	-	-	12,000
George Norwood	12,000	-	-	12,000
Otto Guenther	12,000	-	-	12,000
Paul Johnson(1)	-	-	-	-

(1)	Paul Johnson became a member of our Board of Directors in December 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2015, all such Forms 3 and Forms 4 were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2015 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2015. The NEOs are identified below in the table titled “Summary Compensation Table.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation take before or after 2015 when we believe it enhances the understanding of our executive compensation program.

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

Base Salary. We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. The fiscal 2016 base salaries for our NEOs, as well as the percentage increase from the fiscal 2015 base salaries, are as follows:

Name	Fiscal 2016 Base Salary (1)	Percentage Increase over Fiscal 2015 Base Salary

Steve Komar	$270,000	n/a
James McCubbin	$265,000	n/a
Jin Kang	$265,000	n/a

(1)	Compensation for NEOs was increased in April 2015.

Annual Cash Based Bonus Opportunity. The amount of the annual discretionary cash based bonus award is based on individual performance assessments along with the financial performance of the Company. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, operating income, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. The annual cash based bonus opportunity is for up to 50% of a NEOs base salary. In 2015, none of our NEOs earned a bonus because due to our net operating losses.

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

Stock Option Equity Awards. Mr. Kang was awarded 170,000 stock options in 2013 that vested one third per year over a term of three years in order to reward Mr. Kang for improved performance in the Company’s common stock price. On May 8, 2015, Mr. Kang was awarded 25,000 stock options that vested 50% on December 31, 2015 and the remainder vesting on December 31, 2016.

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

Summary Compensation Table

The following table summarizes the compensation paid by us in each of the last three recently completed fiscal years for our NEOs:

Name and Principal Position	Year	Base Salary (1)		Discretionary Bonus	Option Awards (2)		Other Compensation (3)	Total Compensation

Steve Komar	2015	$264,517		$-	$-		$7,200	$271,717
Chief Executive Officer, Director, and	2014	$249,167	(4)	$-	$-		$7,200	$256,367
Chairman of the Board	2013	$255,000		$-	$-		$7,200	$262,200

James McCubbin	2015	$258,480		$-	$-		$7,200	$265,680
Executive Vice President, Chief Financial	2014	$249,167	(4)	$-	$-		$7,200	$256,367
Officer, Secretary, Treasurer and Director	2013	$255,000		$-	$-		$7,200	$262,200

Jin Kang	2015	$246,225		$-	$19,025	(5)	$-	$265,250
Executive Vice President & Chief	2014	$239,583	(4)	$-	$-		$-	$239,583
Operations Officer	2013	$250,000		$-	$45,730	(5)	$-	$295,730

(1) Amount represents base salary as set forth in an executive employment agreement.

(2) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

(3) Monthly combined home office and phone allowance of $600 were paid to Mr. Komar and Mr. McCubbin during fiscal 2015, 2014, and 2013.

(4) For a five month period in fiscal year 2014, Mr. Komar, Mr. McCubbin and Mr. Kang each voluntarily agreed to a 10% reduction in base salary.

(5) During fiscal 2015 Mr. Kang was granted an equity award of 25,000 options on May 8, 2015 with an estimated fair value of $19,025. During fiscal 2013 Mr. Kang was granted an equity award of 170,000 options on March 21, 2013 with an estimated fair value of approximately $96,900.

Grant of Plan Based Awards

As described above in the Compensation Discussion and Analysis, we granted stock options to certain of our NEOs. The following table sets forth information regarding all such awards:

	Option Awards
Name	Grant Date	Date of Committee Action	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Jin Kang, Executive Vice President and Chief Operations Officer	5/8/2015	5/8/2015	$25,000	$1.38	$19,025

(1) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information on outstanding equity awards held by NEOs at December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)

Steve L. Komar, Chief Executive Officer, Director, and Chairman of the Board	-	-	-	-		250,000	(1)	$175,000

James T. McCubbin, Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director	-	-	-	-		250,000	(1)	$175,000

Jin Kang, Executive Vice President and Chief Operations Officer	125,833	44,167	$0.57	3/20/2018	(2)	-		-
	12,500	12,500	$1.38	5/8/2020	(3)

(1) Equity incentive plan awards unearned represent restricted stock awards which vest on the seventh anniversary of the date of grant or earlier upon a determination by the compensation committee that such shares have been earned.

(2) Options vest one-third per year over a term of three years.

(3) Options vested 50% on December 31, 2015 and the remainder vests on December 31, 2016.

Option Exercises and Stock Vested for Fiscal 2015

None of our NEOs exercised options or had stock vest during the year ended December 31, 2015.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Komar. On November 6, 2015, we entered into an amendment of an employment agreement with Steve Komar, our Chief Executive Officer and President, dated as of August 13, 2010 and effective as of July 1, 2010. The employment agreement, as amended, has a term expiring on June 30, 2016. The Company had the option to terminate Mr. Komar’s employment agreement as of March 31, 2015 by giving written notice on or before January 31, 2015; however, the Compensation Committee affirmatively decided not to exercise such option. The agreement provides for (1) a base salary of $270,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board. For a five month period in calendar 2014, Mr. Komar voluntarily agreed to a 10% reduction in base salary.

The employment agreement contains a severance provision which provides that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. Komar will receive severance compensation payable in a lump-sum of cash equal to the greater of (a) an amount equal to twelve (12) months of his base salary then in effect, or (b) an amount equal to Mr. Komar’s base salary for the remainder of the term of the employment agreement as if the employment agreement had not been terminated; provided that if employment terminates by reason of death or disability, then Mr. Komar shall receive a one-time payment equal to the amount of Base Salary owed for the immediate twelve (12) months following the death or disability event, or an amount equal the remainder of the contractual term of the employment agreement whichever is less and all granted but unvested stock options shall be immediately vested and the period of exercise extended for an additional 2 years.

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

Mr. McCubbin. On April 9, 2015, we entered into an amendment of an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, dated as of August 13, 2010 and effective as of July 1, 2010. The amendment to Mr. McCubbin’s employment agreement has a term expiring on March 31, 2017. The agreement provides for (1) a base salary of $265,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board. For a five month period in calendar 2014, Mr. McCubbin voluntarily agreed to a 10% reduction in base salary.

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

Mr. Kang. On April 9, 2015, we entered into an employment agreement with Jin Kang, our Executive Vice President and Chief Executive Officer of WidePoint Integrated Solutions Corp. and Chief Operations Officer, which replaced Mr. Kang’s prior employment agreement, dated November 27, 2012. The agreement is for a term ending on December 31, 2016 and provides for (1) a base salary of $265,000 per year, (2) reimbursement for business expenses, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) bonus compensation in the reasonable discretion of the Compensation Committee of the Board of Directors. For a five month period in calendar 2014, Mr. Kang voluntarily agreed to a 10% reduction in base salary.

Mr. Kang’s employment period will continue from the date of his agreement until December 31, 2016 unless he is terminated earlier due to (a) Mr. Kang’s death or permanent disability which renders Mr. Kang unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) Mr. Kang’s resignation, upon prior written notice to the Company of one hundred eighty (180) days, (c) termination by the Company for Cause or (d) termination by the Company without Cause upon prior written notice of one-hundred eighty (180) days. “Cause” is defined in the agreements as: (i) the repeated failure or refusal of Mr. Kang to follow the lawful directives of the Company, or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang for up to thirty (30) days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Kang, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, after prior written notice to Employee and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iii) a material breach of this Agreement by Mr. Kang, after prior written notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iv) the commission by Mr. Kang of a felony or other crime involving moral turpitude or the commission by Mr. Kang of an act of financial dishonesty against the Company or, (v) a proper business purpose of the Company, which shall be limited to the elimination of the position filled by Mr. Kang as a result of a material decrease in revenues and/or profits of the Company, but with other cost cutting measures and the termination of other employees being first considered and instituted as determined in the sole judgment of the Company prior to the termination of Mr. Kang; provided, however, that in the event the Company terminates Mr. Kang under (v) above, then (I) the scope of the non-compete shall be limited to the products and services offered by the Company as of the termination of Mr. Kang and (II) the Company shall pay to Mr. Kang a continuation of base salary and benefits each month for the six (6) month period immediately following such termination. In the event Mr. Kang is terminated without Cause, then the Company shall pay to Mr. Kang a continuation of base salary and benefits each month for the six (6) month period immediately following such termination and the non-compete provisions in the agreement shall not apply.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of the Compensation Committee had a relationship with us that required disclosure under Item 404 of Regulation S-K. During the past fiscal year, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who served as members of our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our Company, nor have they ever been an officer or employee of our Company.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained in this Form 10-K with management. Based on our Compensation Committee’s review and discussions with management, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth beneficial owners of more than 5% based on 82,520,696 outstanding shares of Common Stock as of March 15, 2016:

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Nokomis Capital, L.L.C., and	12,774,251	15.5	%(1)
Brett Hendrickson
2305 Cedar Springs Rd., Suite 420
Dallas, Texas 75201

(1)	Based on information provided in a Schedule 13G filed on October 2, 2015, Nokomis Capital, L.L.C. is a Texas limited liability company and Mr. Brett Hendrickson is the principal of Nokomis Capital, L.L.C. The Schedule 13G relates to shares purchased by Nokomis Capital through the accounts of certain private funds and managed accounts (collectively, the “Nokomis Accounts”). Nokomis Capital serves as the investment adviser to the Nokomis Accounts and may direct the vote and dispose of the shares held by the Nokomis Accounts. As the principal of Nokomis Capital, Mr. Hendrickson may direct the vote and disposition of the shares held by the Nokomis Accounts. Pursuant to Rule 16a-1, both Nokomis Capital and Mr. Hendrickson disclaim such beneficial ownership.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 15, 2016 with respect to the beneficial ownership of Common Stock by each director, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 82,520,696 shares outstanding as of March 15, 2016.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	2,112,803	3%
Morton Taubman (3)	50,000	*
James McCubbin (4)	1,875,203	2%
James Ritter (5)	90,500	*
Jin Kang (6)	3,006,177	4%
Otto Guenther (7)	62,000	*
George Norwood (8)	62,000	*
Paul Johnson (9)	-	*

All directors and officers as a group (8 persons) (10)	7,258,683	9%

 *Indicates ownership percentage is less than 1.0%.

(1) Assumes in the case of each shareholder listed above that all options held by such shareholder that are exercisable currently or within 60 days of March 15, 2016 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2) Includes (i) 1,319,700 shares owned directly by Mr. Komar (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days), and (ii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly.

(3) Includes 50,000 shares subject to exercisable options to purchase shares of Common Stock, that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(4) Includes 1,875,203 shares owned directly by Mr. McCubbin (excludes 250,000 shares of unvested restricted stock awards not vesting within 60 days).

(5) Includes (i) 65,500 shares owned directly by Mr. Ritter and (ii) 25,000 shares of Common Stock that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(6) Includes (i) 2,880,344 shares owned directly by Mr. Kang, (ii) 113,333 earned and exercisable options to purchase shares from the Company at a price of $0.76 per share until March 20, 2018, pursuant to a stock option granted on March 20, 2013, and (iii) 12,500 earned and exercisable options and excludes 12,500 unearned options to purchase shares from the Company at a price of $1.38 per share until May 8, 2020, pursuant to a stock option granted on May 8, 2015. Excludes 56,667 unvested options.

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

(9) Excludes 50,000 unvested options to purchase shares from the Company at a price of $0.68 per share until January 4, 2021, pursuant to a stock option granted on January 4, 2016.

(10) Includes the shares referred to as included in notes (2) through (9) above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	1,857,668	$0.91	1,692,893

Not approved by security holders	-	$-	-

Total	1,857,668	$0.91	1,692,893

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE MKT definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conduct an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Taubman, Ritter, Guenther, Johnson and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE MKT listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2015	2014

Audit and Quarterly Review Fees (1)	$192,500	$174,864

Audit-Related Fees (2)	9,000	38,415

Total	$201,500	$213,279

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

▪ Financial Statements and Financial Statement Schedule

Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Moss Adams LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flow for the Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪ Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 10, 2015.)

10.2	Debt Modification Agreement, dated September 16, 2011, by and among the Registrant, and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2011).

10.3	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.4	$8,000,000 Commercial Revolving Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.4 and 10.6 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.5	Credit Security Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.6	Employment Agreement between WidePoint Corporation and Steve L. Komar, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.7	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.8	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and Steve L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.9	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.10	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and Steve L. Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.11	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.12	Employment Agreement, dated as of May 1, 2014, by and between Soft-ex Communications Limited and Ian Sparling. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 7, 2014).

10.13	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.14	Change in Terms Agreement dated January 28, 2016 between WidePoint Corporation and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 29, 2016)

10.15	Amendment dated April 9, 2015 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on April 10, 2015)

10.16	Amendment dated April 9, 2015 to Employment Agreement between WidePoint Corporation and Steve Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on April 10, 2015)

10.17	Amendment dated November 6, 2015 to Employment Agreement between WidePoint Corporation and Steve Komar.* (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 10-Q, as filed on November 9, 2015)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 15, 2016	s/ STEVE L. KOMAR
Steve L. Komar
Chief Executive Officer

Date:	March 15, 2016	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2016	/s/ STEVE L. KOMAR
Steve L. Komar
Director and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 15, 2016	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	March 15, 2016	/s/ JAMES M. RITTER
James M. Ritter
Director

Dated:	March 15, 2016	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 15, 2016	/s/ OTTO GUENTHER
Otto Guenther
Director

Dated:	March 15, 2016	/s / GEORGE NORWOOD
George Norwood
Director

Dated:	March 15, 2016	/s/ PAUL JOHNSON
Paul Johnson
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

WidePoint Corporation

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WidePoint Corporation and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WidePoint Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an adverse opinion thereon due to material weaknesses.

/s/ Moss Adams LLP

Scottsdale, Arizona

March 15, 2016

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,930,303	$13,154,699
Accounts receivable, net of allowance for doubtful accounts of $73,378 and $88,719 in 2015 and 2014, respectively	10,565,113	8,543,050
Unbilled accounts receivable	6,637,587	5,547,416
Inventories	28,400	37,025
Prepaid expenses and other assets	435,300	426,736
Income taxes receivable	-	25,984
Deferred income taxes	30,889	18,584

Total current assets	25,627,592	27,753,494

NONCURRENT ASSETS
Property and equipment, net	1,513,307	1,614,182
Intangibles, net	5,101,523	5,992,992
Goodwill	18,555,578	18,555,578
Deposits and other assets	60,471	161,994

TOTAL ASSETS	$50,858,471	$54,078,240

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$131,953	$137,025
Accounts payable	7,812,226	6,165,477
Accrued expenses	6,687,054	5,980,110
Deferred revenue	2,007,970	710,275
Income taxes payable	37,684	12,574
Current portion of long-term debt	893,706	2,184,016
Current portion of deferred rent	-	9,274
Current portion of capital lease obligations	28,752	76,597

Total current liabilities	17,599,345	15,275,348

NONCURRENT LIABILITIES
Long-term debt, net of current portion	431,756	1,327,800
Capital lease obligation, net of current portion	11,962	36,669
Deferred rent, net of current portion	151,994	152,815
Deferred revenue	24,937	56,977
Deferred income taxes	447,811	447,811
Deposits and other liabilities	-	1,964

Total liabilities	18,667,805	17,299,384

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,520,696 and 81,656,763 shares issued and outstanding, respectively	82,521	81,657
Additional paid-in capital	93,661,178	92,661,000
Accumulated other comprehensive (loss)	(270,140)	(147,515)
Accumulated deficit	(61,282,893)	(55,816,286)

Total stockholders’ equity	32,190,666	36,778,856

Total liabilities and stockholders’ equity	$50,858,471	$54,078,240

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2015	2014	2013
REVENUES	$70,838,017	$53,316,210	$46,825,032

COST OF REVENUES (including amortization and depreciation of $1,183,143, $1,462,505, and $1,462,995, respectively)	57,605,357	39,802,293	34,713,471

GROSS PROFIT	13,232,660	13,513,917	12,111,561

OPERATING EXPENSES
Sales and Marketing	3,030,249	3,432,602	3,125,867
General and Administrative Expenses (including share-based compensation of $299,337, $324,281 and $227,035, respectively)	14,608,014	13,876,249	9,799,094
Product Development	673,093	480,123	73,561
Depreciation and Amortization	383,265	375,951	288,333

Total Operating Expenses	18,694,621	18,164,925	13,286,855

LOSS FROM OPERATIONS	(5,461,961)	(4,651,008)	(1,175,294)

OTHER INCOME (EXPENSE)
Interest Income	23,031	17,002	7,364
Interest (Expense)	(142,497)	(186,796)	(175,358)
Other Income (Expense)	33,009	12,890	11,267

Total Other Income (Expense)	(86,457)	(156,904)	(156,727)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,548,418)	(4,807,912)	(1,332,021)
INCOME TAX (BENEFIT) PROVISION	(81,811)	3,592,714	362,764

NET LOSS	$(5,466,607)	$(8,400,626)	$(1,694,785)

BASIC EARNINGS PER SHARE	$(0.066)	$(0.115)	$(0.027)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,228,974	73,048,883	63,802,275

DILUTED EARNINGS PER SHARE	$(0.066)	$(0.115)	$(0.027)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,228,974	73,048,883	63,802,275

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	YEARS ENDED
	DECEMBER 31,
	2015	2014	2013

Net Loss	$(5,466,607)	$(8,400,626)	$(1,694,785)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(122,625)	(147,515)	-

Other comprehensive income (loss)	(122,625)	(147,515)	-

Comprehensive loss	$(5,589,232)	$(8,548,141)	$(1,694,785)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated	Accumulated
	Issued	Amount	Warrants	Capital	OCI	Deficit	Total
Balance, January 1, 2013	63,751,857	$63,752	$0	$69,594,390	$-	$(45,720,875)	$23,937,267
Issuance of common stock — options exercises	155,500	155	-	46,066			46,221
Issuance of common stock — restricted	-	-	-	87,143	-	-	87,143
Stock compensation expense	-	-	-	139,892	-	-	139,892
Net loss	-	-	-	-	-	(1,694,785)	(1,694,785)
Balance, December 31, 2013	63,907,357	$63,907	$-	$69,867,491	$-	$(47,415,660)	$22,515,738
Issuance of common stock — options exercises	760,399	760	-	461,458			462,218
Issuance of common stock — restricted	-	-	-	87,143	-	-	87,143
Issuance of common stock — public offering	16,989,007	16,990		22,007,770	-	-	22,024,760
Stock compensation expense	-	-	-	237,138	-	-	237,138
Foreign currency translation — gain (loss)					(147,515)		(147,515)
Net loss	-	-	-	-	-	(8,400,626)	(8,400,626)
Balance, December 31, 2014	81,656,763	$81,657	$-	$92,661,000	$(147,515)	$(55,816,286)	$36,778,856
Issuance of common stock — options exercises	863,933	864	-	700,841	-	-	701,705
Issuance of common stock — restricted	-	-	-	87,144	-	-	87,144
Stock compensation expense	-	-	-	212,193	-	-	212,193
Foreign currency translation — gain (loss)					(122,625)		(122,625)
Net loss	-	-	-	-		(5,466,607)	(5,466,607)
Balance, December 31, 2015	82,520,696	$82,521	$-	$93,661,178	$(270,140)	$(61,282,893)	$32,190,666

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,466,607)	$(8,400,626)	$(1,694,785)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax expense	(12,305)	3,693,521	113,491
Depreciation expense	488,584	496,908	395,358
Provision for doubtful accounts	18,072	37,735	75,389
Inventory write-downs	-	5,408	199,992
Amortization of intangibles	1,077,824	1,341,548	1,355,970
Amortization of deferred financing costs	10,304	7,880	8,728
Share-based compensation expense	299,337	324,281	227,035
Gain on change in fair value of contingent consideration	-	-	(1,250,000)
Loss on disposal of equipment	1,259	(2,556)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(2,950,167)	(3,810,821)	652,997
Inventories	8,494	66,630	25,590
Prepaid expenses and other current assets	(13,214)	317,500	(51,555)
Other assets excluding deferred financing costs	89,255	(41,828)	(52,656)
Accounts payable and accrued expenses	2,154,529	3,862,824	(1,438,975)
Income tax (payable) receivable	49,080	(442,456)	355,794
Deferred revenue and other liabilities	1,344,744	(43,494)	(75,481)

Net cash used in operating activities	(2,900,811)	(2,587,546)	(1,153,108)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from settlement of net working capital requirement	-	33,188	-
Purchase of property and equipment	(413,619)	(262,737)	(512,986)
Software development costs	(186,354)	(138,781)	-
Business combination, net of cash acquired	-	(4,079,628)	-

Net cash used in investing activities	(599,973)	(4,447,958)	(512,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	21,995,057	11,973,106	1,989,259
Repayments of bank line of credit advances	(21,995,057)	(12,889,769)	(1,072,596)
Principal repayments of long term debt	(2,186,354)	(1,148,131)	(1,111,526)
Principal repayments under capital lease obligations	(68,088)	(52,278)	(42,878)
Debt issuance costs	-	(8,000)	-
Proceeds from public stock offering, net of offering costs	-	22,024,760	-
Proceeds from exercise of stock options	701,705	462,218	46,221

Net cash (used in) provided by financing activities	(1,552,737)	20,361,906	(191,520)

Net effect of exchange rate on cash and equivalents	(170,875)	(171,703)	-

NET (DECREASE) INCREASE IN CASH	(5,224,396)	13,154,699	(1,857,614)

CASH, beginning of period	13,154,699	-	1,857,614

CASH, end of period	$7,930,303	$13,154,699	$-

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2015	2014	2014

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$157,472	$167,899	$205,762
Cash (refunded) paid for income taxes	$(110,649)	$125,036	$10,774

NONCASH INVESTING AND FINANCING ACTIVITIES
Subordinated unsecured seller financed note payable issued as consideration in the acquisition of Soft-ex Communications Ltd.	-	$1,000,000	-
Insurance policies financed by short term notes payable	$177,550	$181,068	$163,889

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Nature of Operations

We provide secure, cloud-based, enterprise-wide information technology (IT) solutions to commercial enterprises, federal state and foreign governments in many different industry sectors. Our IT solutions are accessible on-demand through cloud computing and provide our customers with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. We use proprietary software, analytical tools and reporting solutions that enable our customers to actively manage their fixed and mobile communications assets and expenses and identity management requirements in an efficient and cost-effective manner in a safe and secure environment anywhere in the world.

The Company’s operating results may vary significantly from quarter-to-quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract awarded and general economic conditions. A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term. Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

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

Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate discrete financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer. Our customers and the industry view our market as a singular business and demand an integrated and scalable suite of information technology-based enterprise-wide solutions. Our information technology service offerings are set forth below:

▪	Telecom management services – Full life cycle management of fixed and mobile assets.

▪	Mobile security management services – Full life cycle fixed and mobile device access and application control management.

▪	Identity management services – Full life cycle fixed and mobile (including cloud based services) authentication and information assurance services.

▪	Identity services – Fixed and mobile digital certificates required for secure access to a customer’s technology infrastructure.

Services comprising the Company’s information technology service offerings have similar client service approaches, delivery costs and operational risks and are led by a project manager and a cross-functional service delivery team comprised of employees across all subsidiaries to deliver the Company’s products and services to its customers.

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

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2015, 2014, and 2013. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

Significant Customers and Concentration of Credit Risk

Significant Customers

The Company has historically derived a significant portion of its revenues from its federal government customer base due to the large size of individual awards. Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended:

	YEARS ENDED
	DECEMBER 31,
	2015	2014	2013
	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues

Department of Homeland Security (DHS)	49%	37%	33%

Customers representing ten percent or more of consolidated trade accounts receivable receivables are set forth in the table below as of:

	DECEMBER 31,
	2015	2014
	As a % of	As a % of
Customer Name	Receivables	Receivables

Department of Homeland Security (“DHS”)	51%	20%
Science Applications International Corporation	—	21%
US Airforce	14%	—

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2015 and 2014, the Company had deposits in excess of FDIC limits of approximately $5,575,800 and $12,695,800, respectively. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At December 31, 2015 and 2014, the Company had deposits in excess of insured limits of approximately $1,915,000 and $899,700, respectively. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £ 75,000 per financial institution. At December 31, 2015 and 2014, the Company had deposits in excess of insured limits of approximately $16,700 and $116,690, respectively.

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

Unbilled Accounts Receivable

Unbilled accounts receivable on time-and-materials contracts represent costs incurred and gross profit recognized near the period-end but not billed until the following period due to contractual terms or due to timing differences. Unbilled accounts receivable on fixed-price contracts predominantly consist of carrier services and equipment, third party value added resale (VAR) of hardware and software products delivered but not invoiced at the end of the reporting period. To a lesser extent unbilled accounts receivable also consists of monthly managed services performed but not invoiced at the end of the reporting period. At December 31, 2015 and 2014 unbilled accounts receivable totaled approximately $6,637,600 and $5,547,400, respectively.

Inventories

Inventories consist of hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the year ended December 31, 2015, there were no inventory write-downs. For the years ended December 31, 2014 and 2013, the Company recorded inventory write-downs related to obsolete inventory of approximately $5,400 and 199,900, respectively, in the consolidated statements of operations within cost of revenues.

Advance Billings and Customer Payments

Deferred revenue arises from advanced customer billings as permitted under contractual arrangements or from advanced payments from customers for monthly managed services. Certain federal and state governments and their agencies may prepay for services and/or VAR transactions in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered. Amounts recorded as deferred revenue are released as the monthly services are complete at the end of the month. Our revenue recognition policy is below under the caption “revenue recognition.”

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2015 and 2014, the Company’s management has not identified any material impairment of its property and equipment.

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

Product Development

Product development expenses include payroll, employee benefits, and other employee related expenses associated with product development. Product development expenses also include third-party development and programming costs, subject matter experts, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Costs related to product development are expensed until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are commercially available for release. Once technological feasibility is reached, such costs are not normally material. To the extent costs are significant such costs are capitalized and amortized to cost of revenue over the estimated lives of the solution. For the years ended December 31, 2015, 2014 and 2013, the Company incurred product development costs of approximately $673,100, $480,100 and $73,600, respectively. The Company did not capitalize any product development costs for the years ended December 31, 2015, 2014 and 2013.

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

Employee Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under provisions of ASC 718-10. The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award using a Black-Scholes option-pricing model, net of expected forfeitures. Those costs are recognized ratably over the vesting period. Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term ranging from 3 to 10 years. Stock options generally vest over 3-years from the date of grant. See Note 12 to the consolidated financial statements for additional information about stock based compensation programs.

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

Accounting Standards Update

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for all non-cancellable leases and embedded leases with a lease term of greater than twelve (12) months. The measurement guidance for determining the value of a lease liability are not affected by the amendments in this update. The new standard requires a lessee to remeasure the lease asset and lease liability when there are changes in the lease agreement such as a change in the lease term, periodic lease rate, exercise of option terms, changes in variable lease payments, among other considerations. Periodic lease expense shall be recognized on a straight line basis for operating leases. The new standard is effective for financial statements issued by public companies for fiscal years beginning after December 31, 2018. The standard must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period. The Company has a number of operating leases and is evaluating the effect that ASU 2016-02 may have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes, requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The new standard is effective for financial statements issued by public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. The standard allows for either a prospective to all deferred tax liabilities and assets or retrospectively to all periods presented. Retrospective adoption shall be accounting for as a change in accounting principle in the first interim or annual period of change. The Company is evaluating the effect that ASU 2015-17 may have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis and accounted for as a change in accounting principle. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is evaluating the effect that ASU 2015-03 may have on its consolidated financial statements and related disclosures.

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

3. Business Combinations

The Company did not consummate any business combinations during the year ended December 31, 2015. The Company had two (2) business combinations completed prior to 2014 that had a continuing impact during the year ended December 31, 2015:

Soft-ex Communications Ltd.

On May 1, 2014, WidePoint Global Solutions, Inc. (“WGS”), a wholly-owned subsidiary of the Company entered into a Share Sale and Purchase Agreement (the “Agreement”), with Gutteridge Limited (“Gutteridge”), a wholly-owned subsidiary of Soft-Ex Holdings Limited (“SHL”), and the shareholders of Soft-Ex Holdings Limited, pursuant to which WGS purchased all of the outstanding equity of Soft-ex Communications Limited (“SCL”). Total purchase consideration paid was approximately $6.0 million, consisting of $5 million in cash and a $1.0 million (the “Note”) subordinated seller promissory note with a fair value of $1.0 million as of the acquisition date. In 2015, the Company repaid the Note at its original recorded fair value. There were no post-acquisition adjustments recorded as a result of this prior business combination during the year ended December 31, 2015.

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

Purchase Consideration

The following table sets forth the final fair value of consideration paid in connection with acquisition of SCL as of May 1, 2014:

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

Fair Value of Assets Acquired and Liabilities Assumed

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with acquisition of SCL as of May 1, 2014:

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$920,372
Trade receivables	1,294,573
Other current assets	276,443
Property and equipment	333,650
Developed technology	663,936
Channel partners	2,628,080
Tradenames and trademarks	290,472
Other assets	1,687
Accounts payable and accrued expenses	(1,864,888)
Deferred tax liability	(447,811)
Capital lease obligation	(66,813)

Total identifiable net assets acquired	$4,029,701

Goodwill	1,937,111

Total purchase price	$5,966,812

Supplemental Unaudited Pro Forma Information

The accompanying unaudited pro forma condensed consolidated financial information were prepared in accordance with the acquisition method of accounting. The following unaudited pro forma condensed consolidated statements of operations of WidePoint for each of the two years ended December 31, 2014 and 2013 have been prepared as if the acquisition of SCL had occurred at January 1, 2013:

	YEARS ENDED
	DECEMBER 31,
	2014	2013

Revenues, net (a)	$55,255,000	$52,570,000
Net loss (a)	$(8,822,000)	$(1,160,000)
Basic (loss) earnings per share	$(0.121)	$(0.018)
Diluted (loss) earnings per share	$(0.121)	$(0.018)

(a) To reflect on a pro forma basis unaudited consolidated financial information for the two years ended December 31, 2014 and 2013 for WidePoint. Prior to fiscal 2014, SCL’s fiscal year end was April 30, 2014. During fiscal 2014 SCL changed its fiscal year end to December 31st. The unaudited financial information presented herein were derived from historical internally prepared financial statements for SCL and WidePoint’s Form 10-K audited financial statements. SCL’s financial statements are prepared in accordance with Irish GAAP, as such additional adjustments were made to convert SCL Irish GAAP presentation to a US GAAP presentation to align with WidePoint’s accounting policies. SCL’s reporting currency unit is the Euro. SCL’s US GAAP unaudited historical statement of operations for the two years ended December 31, 2014 and 2013 were translated into WidePoint’s reporting currency using an average USD/EURO rate of $1.3293, and $1.3279, respectively.

Avalon Global Solutions, Inc.

On December 30, 2011, the Company together with its wholly-owned subsidiary, WidePoint Solutions Corp. (WSC), entered into an Asset Purchase Agreement (“APA”) with Avalon Global Solutions (AGS), pursuant to which WSC acquired certain assets and assumed certain liabilities of AGS. Total purchase consideration paid was approximately $11.5 million, consisting of $3.5 million in cash, $4.0 million in bank loan proceeds, $1.0 million subordinated seller promissory note and a contingent subordinated seller promissory note (“contingent consideration”) with a fair value of $3.0 million as of the acquisition date. In 2012, the Company finalized it fair value accounting and determined the estimated fair value of contingent consideration to be approximately $2.15 million, which revised purchase consideration from $11.5 million to $10.7 million and thereby reduced goodwill in connection with this business combination by approximately $850,000. In 2013, the Company remeasured the fair value of contingent consideration at zero, which revised purchase consideration from $10.7 million to $8.5 million. During the year ended December 31, 2013, the Company recognized a non-cash contingent gain on change in fair value of approximately $1,250,000 and reflected in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2013. There were no adjustments recorded as a result of this prior business combination during the year ended December 31, 2015.

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

Changes in the fair value measurement of contingent seller financed promissory note using significant unobservable inputs classified as Level 3 and valuation method used to estimate fair values are set forth below for the years ended:

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013

Balance, Beginning of Period	$1,000,000	$-	$1,250,000

Total additions for the period:	—	—	—

Fair value of SCL contingent obligation (see Notes 3 and 9) (1)	—	1,000,000	—

Total gains or losses for the period:

Non-cash gain on change in fair value of AGS contingent obligation included in general and administrative expense (2)	—	—	(1,250,000)

Total liability settlements for the period:

Cash paid to settle contingent liability	(1,000,000)

Balance, End of Period	$-	$1,000,000	$-

(1)	Management determined the fair value of its SCL contingent obligation based on a probability weighted discounted cash flow valuation technique. The potential probability of not paying out contingent consideration is considered remote. On May 1, 2015, the Company paid the contingent consideration in full.

(2)	Management determined the fair value of its AGS contingent obligation based on a probability weighted discounted cash flow valuation technique. The potential probability for payout of contingent consideration is considered remote during the year ended December 31, 2013. On April 15, 2014, the Company formally cancelled the contingent seller financed promissory note.

The Company monitors applicable market conditions and evaluates the fair value hierarchy levels as they pertain to the Company at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. There were no transfers into or out of Level 3 for the years ended December 31, 2015, 2014 or 2013. The Company’s outstanding obligations under the contingent seller financed promissory note were paid in full on May 30, 2015 as further described in Note 9.

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

5.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	DECEMBER 31,
	2015	2014

Commercial	$2,616,702	$5,328,988
Government	8,021,789	3,302,781
Gross accounts receivable	10,638,491	8,631,769
Less: allowances for doubtful accounts	(73,378)	(88,719)

Accounts receivable, net	$10,565,113	$8,543,050

For the years ended December 31, 2015, 2014 and 2013, the Company had no material recoveries of accounts receivable for which an allowance had been previously established.

Unbilled accounts receivable consist of the following:

	DECEMBER 31,
	2015	2014

Commercial	$422,138	$550,590
Government	6,215,449	4,996,826

Unbilled accounts receivable	$6,637,587	$5,547,416

6.	Property and Equipment

Major classes of property and equipment (includes equipment and automobile capital leases) consisted of the following:

	DECEMBER 31,
	2015	2014

Land and building	$677,054	$677,054
Computer hardware and software	2,698,577	2,824,340
Furniture and fixtures	303,691	295,485
Leasehold improvements	568,642	547,087
Automobile	247,405	295,844
Gross property and equipment	4,495,369	4,639,810
Less: accumulated depreciation and amortization	(2,982,062)	(3,025,628)

Property and equipment, net	$1,513,307	$1,614,182

For the years ended December 31, 2015, 2014, and 2013, depreciation expense recorded was approximately $488,600, $496,600 and $395,400, respectively. For the years ended December 31, 2015 there were disposals of fully depreciated assets of approximately $446,200. For the years ended December 31, 2014 and 2013 there were no material dispositions or sales of property and equipment.

Capital Leases

The gross value of assets under capital leases at December 31, 2015 and 2014 were approximately $372,600 and $548,000, respectively. For the years ended December 31, 2015, 2014 and 2013 there were no capital lease acquisitions, expiration or disposals of equipment leases. For the year ended December 31, 2015 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $168,400, respectively. Depreciation expense for leased equipment for the years ended December 31, 2015, 2014 and 2013 was approximately $25,900, $72,100, and $58,700, respectively, and accumulated depreciation at December 31, 2015 and 2014 was $351,400 and $481,000, respectively. Total net book value of assets under capital leases at December 31, 2015 and 2014 was approximately $21,200 and $67,000, respectively.

7.	Intangible Assets

The Company’s intangible assets are comprised of purchased intangibles consisting of customer relationships, channel relationships, telecommunications software, trade names and trademarks and non-compete agreements. The Company’s intangible assets also include internally developed software used in the sales and delivery of its information technology service offerings. The following table summarizes purchased and internally developed intangible assets subject to amortization as follows:

	DECEMBER 31, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(990,000)	$990,000	5.5
Channel Relationships	3,168,080	(724,009)	2,444,071	13.5
Telecommunications Software	2,593,936	(1,409,268)	1,184,668	2.7
Cybersecurity Software	325,138	(114,551)	210,587	3.0
Trade Name and Trademarks	360,472	(88,275)	272,197	9.0

	$8,427,626	$(3,326,103)	$5,101,523

	DECEMBER 31, 2014
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$2,890,000	$(1,652,500)	$1,237,500	5.5
Channel Relationships	3,168,080	(440,804)	2,727,276	13.5
Telecommunications Software	3,113,936	(1,528,374)	1,585,562	2.7
Cybersecurity Software	271,219	(134,377)	136,842	3.0
Trade Name and Trademarks	515,472	(209,660)	305,812	9.0
Non-Compete Agreements	780,000	(780,000)	-	5.0

	$10,738,707	$(4,745,715)	$5,992,992

Purchased Intangibles

For the years ended December 31, 2015 and 2013, the Company did not recognize any acquisition related intangible assets. For the year ended December 31, 2014, the Company completed the acquisition of SCL and recognized intangible assets totaling approximately $3,582,500.

For the year ended December 31, 2015 the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $2.5 million, respectively. For the years ended December 31, 2014 and 2013, the Company did not dispose of any intangible assets. See Note 3 for additional information about the fair value adjustments recorded to intangible assets in connection with these business combinations.

Internally Developed

For the years ended December 31, 2015 and 2014 the Company recorded capitalized software costs related to our Cybersecurity software totaling approximately $186,300 and $138,800, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company did not dispose of any internally developed intangible assets.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 5.4 years and 1.2 years, respectively, at December 31, 2015.

The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

2016	$1,067,676
2017	903,293
2018	551,845
2019	515,630
2020	268,131
Thereafter	1,794,948

Total	$5,101,523

The aggregate amortization expense recorded was approximately $1,077,800, $1,341,548 and $1,356,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, goodwill was not impaired and there were no accumulated impairment losses.

The changes in the carrying amount of goodwill were as follows for the years ended:

	DECEMBER 31,
	2015	2014	2013

Beginning balances, January 1,	$18,555,578	$16,618,467	$16,618,467
Additions:
Acquisition of Soft-ex Communications Ltd. (see Note 3)	-	1,937,111	-

Ending balances, December 31,	$18,555,578	$18,555,578	$16,618,467

9.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On December 30, 2011, the Company entered into a Commercial Loan Agreement (collectively referred to as the “Cardinal Loans”) to obtain a $4.0 million term loan (the “$4.0 Million Term Loan”) and to increase the revolving line of credit for net working capital from $5.0 million to $8.0 million. On January 21, 2016, Cardinal Bank extended the maturity date of the Company’s $8.0 million working line of credit through April 30, 2016. The Company is currently working with Cardinal Bank to renew its credit facility which expires April 30, 2016.

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

The credit facility with Cardinal Bank requires the Company to maintain (i) a tangible net worth of at least $4.5 million and (ii) a current ratio of at least 1.1:1.0. As of December 31, 2015, the Company was in compliance with all financial covenants.

Term Loan. Advances made under the $4.0 Million Term Loan bear interest at 4.5% with monthly principal and interest payments of $74,694 and matures on December 30, 2016.

Line of Credit. The Company was advanced approximately $22.0 million and repaid approximately $22.0 million during the year ended December 31, 2015. There was no outstanding balance on the credit facility at December 31, 2015 or 2014.

Long-Term Debt

Long-term debt consisted of the following:

	DECEMBER 31,
	2015	2014

Cardinal Bank mortgage dated December 17, 2010 (1)	$450,770	$468,163
Cardinal Bank term note dated December 31, 2011 (2)	874,692	1,710,319
Non-contingent subordinated unsecured promissory note dated December 31, 2011 (3)	-	333,334
Contingent subordinated unsecured loan note payable dated May 31, 2014 (4)	-	1,000,000

Total	1,325,462	3,511,816
Less: current portion	(893,706)	(2,184,016)

Long-term debt, net of current portion	$431,756	$1,327,800

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

Future repayments on long-term debt are as follows for fiscal years ending December 31:

2016	$893,706
2017	20,186
2018	21,431
2019	22,753
2020	24,157
Thereafter	343,229

Total	$1,325,462

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. There were no changes to existing lease arrangements during the year ended December 31, 2015. For the year ended December 31, 2015, the Company did not enter into any capital lease agreements. For the years ended December 31, 2015, 2014 and 2013 there were no disposals of equipment leases.

The following sets forth the Company’s future obligations under capital lease agreement for fiscal years ending December 31:

2016	$29,569
2017	11,992

Total	41,561
Less portion representing interest	(847)
Present value of minimum lease payments under capital lease agreements	40,714
Less current portion	(28,752)
Capital lease obligations, net of current portion	$11,962

10.	Income Taxes

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

As of December 31, 2015, the Company had approximately $28.3 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $25.3 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance against all deferred tax assets. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2015, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2015 or 2014. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

Provision for income taxes is as follows for the years ended:

	DECEMBER 31,
	2015	2014	2013

Current provision (benefit)
Federal	$-	$(146,125)	$-
State	(110,930)	39,522	249,273
Foreign	41,424	5,796	-
Total	(69,506)	(100,807)	249,273

Deferred provision (benefit)
Federal	-	3,459,123	96,180
State	-	234,398	17,311
Foreign	(12,305)	-	-
Total	(12,305)	3,693,521	113,491

Income tax (benefit) provision	$(81,811)	$3,592,714	$362,764

The provision (benefit) for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2015	2014	2013

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income tax rate (net of federal benefit)	-0.1%	-3.8%	-8.8%
Non-deductible expenses	-0.7%	-0.6%	-2.4%
Change in valuation allowance	-40.7%	-103.2%	—
Adjustments to state net operating losses	—%	—%	—
Adjustments to share-based compensation	—%	—%	-53.8%
Change in fair value of contingent consideration	—%	—%	—%
Foreign rate differential	3.6%	—%	—%
Return to accrual difference true-ups	2.4%	-3.5%	1.6%
Other	2.1%	1.2%	—
Combined effective tax rate	-0.6%	-75.9%	-29.4%

The deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$9,441,549	$7,003,976
Alternative minimum tax credit	45,650	45,650
Share-based compensation	304,869	340,735
Intangible amortization	1,354,223	968,485
Foreign depreciation	17,763	18,584
Depreciation	36,763	-
Other assets	181,706	186,900

Total deferred tax assets	11,382,523	8,564,330
Less: valuation allowance	(8,500,622)	(5,996,720)
Total deferred tax assets, net	2,881,901	2,567,610

Deferred tax liabilities:
Goodwill amortization	2,717,847	2,238,814
Depreciation	-	231,192
Foreign intangible amortization	447,811	447,811
Other liabilities	16,195	16,195
Foreign capitalized software costs	116,970	62,825

Total deferred tax liabilities	3,298,823	2,996,837

Net deferred tax liability	$(416,922)	$(429,227)

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2015	2014	2013

Beginning balance	$(6,139,958)	$(856,085)	$(849,654)
Decreases (Increases)	(2,360,664)	(5,283,873)	(6,431)

Ending balance	$(8,500,622)	$(6,139,958)	$(856,085)

11.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that was issued has been converted into common stock and may not be reissued. Accordingly, as of December 31, 2015, there were 7,945,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2015.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2015, there were 82,520,696 shares of common stock outstanding.

Common Stock Issuances - Public Offerings

On February 26, 2014, the Company entered into an underwriting agreement with B. Riley & Co., LLC (the “Underwriter”) relating to an underwritten public offering of 7,876,497 shares of the Company’s common stock, par value $0.001 per share. On February 27, 2014, the Company received notice from the Underwriter that it had fully-exercised its over-allotment option to purchase an additional 1,181,475 shares of common stock. On March 3, 2014, the Company completed the public offering of 9,057,972 shares of its common stock at a purchase price of $1.38 per share, which includes the full exercise of the over-allotment option granted to the underwriters. The gross proceeds to the Company from this offering were approximately $12.5 million, before deducting underwriting discounts and other estimated offering expenses incurred by the Underwriter. The Company received net proceeds of approximately $11.7 million after paying offering expenses of approximately $0.3 million incurred by the Company to complete the public offering.

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

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises for the years ended December 31, 2015, 2014 and 2013 were 863,933, 760,399 and 155,500, respectively. The Company realized gross proceeds of approximately $701,700, $462,200 and $46,200 from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 12 for additional information regarding stock option plans.

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

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event as determined on the date of grant by the Compensation Committee and set forth in the award agreement with respect to such grant. There were no changes in vesting requirements or activity related to restricted stock awards (RSA) during the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, the Company had approximately $161,100 of total unamortized RSA compensation expense that will be recognized over the weighted average period of 1.9 years.

Stock Option Awards

During the year ended December 31, 2015 the Company granted 180,000 stock options. The fair value of each these employee option awards were estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life.

The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises.

Option pricing model assumptions for stock awards granted during the year ended December 31, 2015 were valued using the following assumptions: i) no dividend yield, ii) risk free interest rates of 0.86% to 1.50%, iii) expected life in years of approximately 3 to 5 years; (iv) expected volatility of our common stock of approximately 66.1% to 72.1% and v) forfeiture rate of 2% to 3% based on analyses of historical employee termination rates and option exercises. Option pricing model assumptions for stock awards granted during the year ended December 31, 2014 were valued using the following assumptions: i) no dividend yield, ii) risk free interest rates of 0.40%-2.20%, iii) expected life in years of approximately 3 to 5 years; (iv) expected volatility of our common stock of approximately 73% to 86% and v) forfeiture rate of 2% to 3% based on analyses of historical employee termination rates and option exercises. Option pricing model assumptions for stock awards granted during the year ended December 31, 2013 were valued using the following assumptions: i) no dividend yield, ii) risk free interest rates of 0.38%-0.42%, iii) expected life in years of approximately 3 to 5 years; (iv) expected volatility of our common stock of approximately 67% to 70% and v) forfeiture rate of 2% to 3% based on analyses of historical employee termination rates and option exercises. Stock option awards reflected in the tables below cover the period from 1999 through 2015.

A summary of stock option and RSA activity as of December 31, 2015, and changes during the year is set forth below:

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
NON-VESTED AWARDS	Shares	Fair Value	Shares	Exercise Price

Non-vested balances, January 1, 2015	500,000	$1.22	1,340,838	$0.57
Granted	-	—	180,000	$0.70
Cancelled	-	—	(250,000)	$0.39
Vested	-	—	(429,166)	$0.29
Non-vested balances, December 31, 2015	500,000	$1.22	841,672	$0.80

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Fair Value	Shares	Exercise Price

Awards outstanding, January 1, 2015	-	—	2,791,601	$0.83
Granted	-	—	180,000	$1.45
Canceled	-	—	(250,000)	$0.74
Exercised	-	—	(863,933)	$0.81
Awards outstanding, December 31, 2015	-	—	1,857,668	$0.91

Awards vested and expected to vest, December 31, 2015	-	—	1,857,668	$0.91

Awards outstanding and exercisable, December 31, 2015	-	—	1,015,996	$0.68

A summary of stock option and RSA activity as of December 31, 2014, and changes during the year is set forth below:

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
NON-VESTED AWARDS	Shares	Fair Value	Shares	Exercise Price

Non-vested balances, January 1, 2014	500,000	$1.22	1,900,000	$0.36
Granted	-	—	360,000	$1.03
Cancelled	-	—	(122,500)	$0.35
Vested	-	—	(796,662)	$0.31
Non-vested balances, December 31, 2014	500,000	$1.22	1,340,838	$0.57

	Restricted Stock		Stock Options
		Grant		Weighted
		Date		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Fair Value	Shares	Exercise Price

Awards outstanding, January 1, 2014	-	—	3,336,500	$0.72
Granted	-	—	360,000	$1.45
Canceled	-	—	(144,500)	$0.94
Exercised	-	—	(760,399)	$0.61
Awards outstanding, December 31, 2014	-	—	2,791,601	$0.83

Awards vested and expected to vest, December 31, 2014	-	—	2,791,601	$0.83

Awards outstanding and exercisable, December 31, 2014	-	—	1,450,763	$0.77

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2015 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	3.3	3.3	3.0
Aggregate intrinsic value	$163,067	$163,067	$134,899

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised were $713,400, $741,200 and $89,700 during the years ended December 31, 2015, 2014 and 2013, respectively.

The amount of compensation expense recognized under ASC 718-10 under the Company’s plans was comprised of the following during the years ended:

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. For the years ended December 31, 2015, 2014 and 2013, the Company recognized share-based compensation expense of approximately $299,300, $324,300 and $227,000, respectively. During the year ended December 31, 2015, there were no fully vested stock options that expired unexercised and/or were cancelled as a result of employment terminations. During the year ended December 31, 2015, there were stock options of 250,000 that expired unexercised that were cancelled as a result of employment terminations.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2015, 2014 and 2013, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

At December 31, 2015, the Company had approximately $266,400 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.0 years.

13. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013

Basic EPS Computation:
Net (loss) income	$(5,466,607)	$(8,400,626)	$(1,694,785)
Weighted average number of common shares	82,228,974	73,048,883	63,802,275
Basic EPS	$(0.066)	$(0.115)	$(0.027)

Diluted EPS Computation:
Net (loss) income	$(5,466,607)	$(8,400,626)	$(1,694,785)

Weighted average number of common shares	82,228,974	73,048,883	63,802,275
Incremental shares from assumed conversions of stock options	-	-	-
Adjusted weighted average number of common shares	82,228,974	73,048,883	63,802,275

Diluted EPS	$(0.066)	$(0.115)	$(0.027)

The dilutive effect of unexercised stock options excludes 1,857,668, 2,791,601, and 3,336,500 of options from the computation of EPS for the years ended December 31, 2015, 2014 and 2013, respectively.

14.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows:

	YEAR ENDED
	DECEMBER 31,
	2015	2014

Balances, January 1	$(147,515)	$-

Net foreign currency translation (loss)	(122,625)	(147,515)

Balances, December 31	$(270,140)	$(147,515)

15.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into property and equipment leasing arrangements that expire at various times between June 2016 and March 2026, with optional renewal periods. Lease payments range from $1,000 to $27,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for the years ended December 31, 2015, 2014 and 2013 were approximately $977,000, $926,000 and $767,000, respectively.

Future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

			Less
	Property	Equipment	Property	Net Lease
	Leases	Leases	Sublease	Total

2016	$834,000	$83,000	$(11,800)	$905,200
2017	726,000	27,000	-	753,000
2018	738,000	-	-	738,000
2019	442,000	-	-	442,000
2020	198,000	-	-	198,000
Thereafter	1,037,000	-	-	1,037,000

Total	$3,975,000	$110,000	$(11,800)	$4,073,200

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

16.	Consolidated Revenue Mix and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	YEARS ENDED
	DECEMBER 31,
Service Mix	2015	2014	2013

Carrier Services	$37,499,954	$20,044,276	$16,815,215
Managed Services	33,338,063	33,271,934	30,009,817

	$70,838,017	$53,316,210	$46,825,032

The following table was prepared to provide additional information about the composition of revenues based on broad geographic regions:

	YEARS ENDED
	DECEMBER 31,
Geographic Region	2015	2014	2013

North America	$65,349,884	$49,209,336	$46,825,032
Europe	5,179,498	3,936,527	-
Middle East	308,635	170,347	-

	$70,838,017	$53,316,210	$46,825,032

17.	Quarterly Financial (Unaudited)

	2015				2014
Quarters Ended	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Operating Results
Revenues	$18,714,846	$16,994,858	$17,432,745	$17,695,568	$16,763,502	$14,555,908	$12,394,021	$9,602,779
Gross profit	$3,237,078	3,119,385	3,306,229	3,569,968	3,448,494	3,984,390	3,613,795	2,467,238
(Loss) income from operations	$(1,333,984)	(1,631,776)	(1,401,464)	(1,094,737)	(1,034,182)	(879,839)	(1,233,765)	(1,503,222)
Net (loss) income	$(1,135,940)	(1,763,280)	(1,409,628)	(1,157,759)	(902,993)	(5,901,696)	(669,239)	(926,698)

Common Stock Statistics
Earnings per share:
Basic	$(0.014)	$(0.021)	$(0.017)	$(0.014)	$(0.011)	$(0.081)	$(0.009)	$(0.014)
Diluted	$(0.014)	$(0.021)	$(0.017)	$(0.014)	$(0.011)	$(0.081)	$(0.009)	$(0.014)
Market price per share:
High	$0.99	$2.30	$2.03	$1.75	$1.74	$1.90	$1.87	$1.95
Low	$0.64	$0.70	$1.29	$1.27	$0.99	$1.45	$1.28	$1.29

