Form 10-Q
period 2016-03-31
WIDEPOINT CORP
filed 2016-05-10
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 10, 2016, there were 82,730,134 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,251,464	$7,930,303
Accounts receivable, net of allowance for doubtful accounts
of $76,486 and $73,378 in 2016 and 2015, respectively	7,122,892	10,565,113
Unbilled accounts receivable	9,057,696	6,637,587
Inventories	40,993	28,400
Prepaid expenses and other assets	510,533	435,300
Deferred income taxes	36,243	30,889

Total current assets	23,019,821	25,627,592

NONCURRENT ASSETS
Property and equipment, net	1,439,692	1,513,307
Intangibles, net	4,834,602	5,101,523
Goodwill	18,555,578	18,555,578
Deposits and other assets	56,190	60,471

TOTAL ASSETS	$47,905,883	$50,858,471

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$585,712	$-
Short term note payable	76,761	131,953
Accounts payable	2,886,931	7,812,226
Accrued expenses	9,679,060	6,687,054
Deferred revenue	1,253,896	2,007,970
Income taxes payable	59,645	37,684
Current portion of long-term debt	679,074	893,706
Current portion of capital lease obligations	18,716	28,752

Total current liabilities	15,239,795	17,599,345

NONCURRENT LIABILITIES
Long-term debt, net of current portion	426,937	431,756
Capital lease obligation, net of current portion	5,111	11,962
Deferred rent, net of current portion	144,724	151,994
Deferred revenue	6,132	24,937
Deferred income taxes	447,811	447,811

Total liabilities	16,270,510	18,667,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 82,730,134 and 82,520,696 shares issued
and outstanding, respectively	82,730	82,521
Additional paid-in capital	93,699,300	93,661,178
Accumulated other comprehensive loss	(204,254)	(270,140)
Accumulated deficit	(61,942,403)	(61,282,893)

Total stockholders’ equity	31,635,373	32,190,666

Total liabilities and stockholders’ equity	$47,905,883	$50,858,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
REVENUES	$20,508,640	$17,695,568
COST OF REVENUES (including amortization and depreciation of
$292,241 and $295,436, respectively)	16,303,662	14,125,600

GROSS PROFIT	4,204,978	3,569,968

OPERATING EXPENSES
Sales and Marketing	739,049	770,511
General and Administrative Expenses (including share-based
compensation of $87,879 and $37,551, respectively	3,757,946	3,727,045
Product Development	257,383	68,852
Depreciation and Amortization	94,478	98,297

Total Operating Expenses	4,848,856	4,664,705

LOSS FROM OPERATIONS	(643,878)	(1,094,737)

OTHER INCOME (EXPENSE)
Interest Income	4,173	5,926
Interest Expense	(20,330)	(44,240)
Other Income	1,968	7,433

Total Other Income (Expense)	(14,189)	(30,881)

LOSS BEFORE PROVISION FOR INCOME TAXES	(658,067)	(1,125,618)
INCOME TAX PROVISION	1,443	32,141

NET LOSS	$(659,510)	$(1,157,759)

BASIC EARNINGS PER SHARE	$(0.008)	$(0.014)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,559,822	81,743,812

DILUTED EARNINGS PER SHARE	$(0.008)	$(0.014)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,559,822	81,743,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Net Loss	$(659,510)	$(1,157,759)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	65,886	(114,507)

Other comprehensive income (loss)	65,886	(114,507)

Comprehensive loss	$(593,624)	$(1,272,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(659,510)	$(1,157,759)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Deferred income tax (benefit) expense	(3,965)	(14,521)
Depreciation expense	119,799	125,391
Provision for doubtful accounts	(6,616)	(1,640)
Amortization of intangibles	266,920	268,342
Share-based compensation expense	87,879	37,551
Loss on disposal of equipment	-	1,101
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,341,494	(1,464,099)
Inventories	(12,265)	10,804
Prepaid expenses and other current assets	(91,619)	(143,149)
Other assets	4,281	23,821
Accounts payable and accrued expenses	(2,295,069)	785,850
Income tax (payable) receivable	20,691	16,178
Deferred revenue and other liabilities	(814,525)	221,693

Net cash used in operating activities	(2,042,505)	(1,290,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(39,187)	(93,030)

Net cash used in investing activities	(39,187)	(93,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,804,476	3,926,571
Repayments of bank line of credit advances	(3,218,764)	(3,926,571)
Principal repayments of long term debt	(219,451)	(209,929)
Principal repayments under capital lease obligations	(15,183)	(15,190)
Restricted stock award tax liability payment	(30,016)	-
Proceeds from exercise of stock options	-	126,092

Net cash provided by (used in) financing activities	321,062	(99,027)

Net effect of exchange rate on cash and equivalents	81,791	(147,815)

NET DECREASE IN CASH	(1,678,839)	(1,630,309)

CASH, beginning of period	7,930,303	13,154,699

CASH, end of period	$6,251,464	$11,524,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,071	$31,061
Cash paid for income taxes	$4,031	$24,225

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2016 and for each of the three month periods ended March 31, 2016 and 2015, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three month periods ended March 31, 2016 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

The Company reclassified amounts representing product development previously included in the caption “general and administrative expenses” on the March 31, 2015 condensed consolidated statement of operations presentation as a separate line item to conform to the current year presentation.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first three months of 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

Segment Reporting

Our customers and the industry view our market as a singular business and demand an integrated and scalable suite of information technology-based enterprise-wide solutions. Our information technology service offerings comprise a single business from which the Company earns revenues and incurs costs. The Company’s information technology service offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 13 for detailed information regarding the composition of information technology services.

Accounting Standards Update

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-08 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which included amendments to simplify the timing of when excess tax benefits are recognized and cash flow statement classification. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard may be applied on a using a full retrospective, modified retrospective, or prospective transition method depending on the amendment adopted. Any retrospective adjustment shall be accounted for as a cumulative-effect adjustment to equity as of the beginning of the earliest comparative period presented. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

3.	Business Combinations

There were no business combinations during the three month period ended March 31, 2016.

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$3,210,857	$2,616,702
Government	3,988,521	8,021,789
Gross accounts receivable	7,199,378	10,638,491
Less: allowances for doubtful
accounts	(76,486)	(73,378)

Accounts receivable, net	$7,122,892	$10,565,113

For the three month periods ended March 31, 2016 and 2015, respectively, the Company had no material recoveries of accounts receivable for which an allowance had been previously established.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	MARCH 31,	DECEMBER 31,
	2016	2015
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	41%	51%
US Airforce	--	14%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	65%	49%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amounts not yet billed for services delivered. Unbilled receivables consist of the following by customer type for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$656,007	$422,138
Government	8,401,689	6,215,449

Unbilled accounts receivable	$9,057,696	$6,637,587

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,754,981	2,698,577
Furniture and fixtures	312,439	303,691
Leasehold improvements	576,207	568,642
Automobile	246,102	247,405
Gross property and equipment	4,566,783	4,495,369
Less: accumulated depreciation and
amortization	(3,127,091)	(2,982,062)

Property and equipment, net	$1,439,692	$1,513,307

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2016 and 2015. For each of the three month periods ended March 31, 2016 and 2015, property and equipment depreciation expense recorded was approximately $120,000 and $125,400, respectively. For each of the three month periods ended March 31, 2016 and 2015, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. See Note 8 for additional information about historical capital lease obligations. Total capitalized cost of equipment under capital leases at March 31, 2016 and December 31, 2015 was approximately $372,600, respectively. For each of the three month periods ended March 31, 2016 and 2015, the Company did not enter into any capital lease arrangements.

For the three month periods ended March 31, 2016 and 2015, depreciation expense for leased equipment was approximately $3,700 and $19,700, respectively. Accumulated depreciation for leased equipment at March 31, 2016 and December 31, 2015 was approximately $355,100 and $351,400, respectively. For the three month periods ended March 31, 2016 and 2015, there were no disposals of leased equipment. Total net book value of assets under capital leases at March 31, 2016 and December 31, 2015 was approximately $17,500 and $21,200, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2016. There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2016. The Company considered whether there were indicators of impairment during the three month period ended March 31, 2016.

The Company has recorded intangible assets of $4,834,602, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three month periods ended March 31, 2016 and 2015 there were no additions of internally developed (cybersecurity software) intangible assets. There were no disposals of intangible assets for the three month periods ended March 31, 2016 and 2015.

The aggregate amortization expense recorded for the three month periods ended March 31, 2016 and 2015 were approximately $266,900 and $268,300, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 4.2 years at March 31, 2016.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On April 28, 2016, the Company entered into a Business Loan Agreement with Cardinal Bank (the “Loan Agreement”) to replace the existing $8.0 million revolving line of credit facility with Cardinal Bank effective as of April 27, 2016.

The new Loan Agreement is for $6.0 million and extended the maturity date of the credit facility through April 30, 2017. The available amount under the revolving line of credit is subject to a borrowing base, which is equal to the lesser of (i) $6.0 million or (ii) 75% of qualified government and commercial accounts receivables, less any amounts outstanding on the Company’s $4.0 million term loan with Cardinal Bank. The interest rate for the revolving line of credit is the Wall Street Journal prime rate plus 0.75%, with a floor of 4.25%.

The Loan Agreement requires that the Company (i) maintain a minimum tangible net worth of at least $6.25 million as of June 30, 2016, increasing to $6.5 million at December 31, 2016; (ii) generate a minimum after-tax net income of at least $1.00 for the third quarter of 2016 and at least $200,000 for the fourth quarter of 2016 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

Under the credit facility in place prior to the subsequent renewal as discussed above the Company was advanced approximately $3.8 million and repaid approximately $3.2 million during the three month period ended March 31, 2016. There was approximately $0.6 million outstanding against the Company’s prior credit facility at March 31, 2016. The interest rate applicable to revolving line of credit advances made against the prior credit facility during the three month period ended March 31, 2016 was the Wall Street Journal prime rate plus 0.50%, with a floor of 3.75%. As of March 31, 2016, the Company was in compliance with all financial covenants.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2016	2015
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$446,237	$450,770
Cardinal Bank term note dated December 31, 2011 (2)	659,774	874,692

Total	1,106,011	1,325,462
Less: current portion	(679,074)	(893,706)

Long-term debt, net of current portion	$426,937	$431,756

(1) On December 17, 2010, the Company entered into a real estate purchase agreement to acquire operations and call center facility in Columbus, Ohio for approximately $677,000. In connection with the real estate purchase agreement, the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate.

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

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of Soft-ex Communications Ltd. (“SCL”), there were no changes to existing lease arrangements during the three month period ended March 31, 2016.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2016, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2016 or December 31, 2015. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2016, the Company had recorded a deferred tax asset of approximately $28.9 million reflecting the benefit of approximately $25.9 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $28.9 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2016 and 2015.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2016, there were 82,730,134 shares of common stock outstanding.

Employee Stock Option Exercises

There were no stock options exercised during three month period ended March 31, 2016. Shares of common stock issued as a result of stock option exercises during the three month period ended March 31, 2015 was 217,160 and the Company realized gross proceeds of approximately $126,100, from the exercise of such stock options. See Note 11 for additional information regarding the stock option plans.

11.	Stock Options and Award Programs

Stock Incentive Plan

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

Under the 2008 Plan, 6,578,049 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan. As of March 31, 2016, there were 3,902,211 shares available to be issued under the 2008 Plan. As of March 31, 2016, the Company awarded restricted stock and non-qualified stock option awards of 500,000 and 2,175,838, respectively. A summary of restricted stock and non-qualified stock option award activity during the three months ended March 31, 2016 and 2015 is described in more detail below.

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event set forth in the award agreement with respect to such grant, including the acceleration of fifty (50) percent of such awards upon the Company reporting annual consolidated revenue in excess of $70 million. Accordingly, each of the executives had 125,000 shares vest in March 2016.

A summary of RSA activity as of March 31, 2016, and changes during three month period ended March 31, 2016 is set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2016		2015
	(Unaudited
NON-VESTED AWARDS	Shares		Shares

Non-vested balances, January 1	500,000	(1)	500,000
Vested	(250,000)		--
Non-vested balances, March 31	250,000		500,000

(1)     The Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event. Mr. McCubbin elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability.

At March 31, 2016, the Company had approximately $72,600 of total unamortized RSA compensation expense, related to the remaining 250,000 unvested RSAs that will be recognized over the weighted average remaining period of 1.7 years. The total intrinsic value of RSAs vested during the three month period ended March 31, 2016 was approximately $185,000. The intrinsic value of outstanding RSAs as of March 31, 2016 was approximately $150,000.

Stock Option Awards

The Company granted 50,000 stock options to a member of the Company’s board of directors during the three month period ended March 31, 2016. There were no stock options granted during the three month period ended March 31, 2015. A summary of stock option activity as of March 31, 2016, and changes during three month period ended March 31, 2016 is set forth below:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31		MARCH 31
	2016		2015
	(Unaudited)
		Weighted		Weighted
		Average		Average
NON-VESTED AWARDS	Shares	Exercise Price	Shares	Exercise Price

Non-vested balances, January 1,	841,672	$0.80	1,340,838	$0.57
Granted	50,000	$0.39	--	--
Cancelled	--	--	(250,000)	0.39
Vested	(439,172)	$0.65	(416,666)	$0.27
Non-vested balances, March 31,	452,500	$0.90	674,172	$0.83

	THREE MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31		MARCH 31
	2016		2015
	(Unaudited)
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	1,857,668	$0.91	2,791,601	$0.83
Granted	50,000	$0.68	--	--
Cancelled	(292,000)	$0.74	(250,000)	$0.74
Exercised	--	--	(217,160)	$0.58
Awards outstanding, March 31,	1,615,668	$0.94	2,324,441	$0.86

Awards vested and expected to vest,
March 31,	1,608,449	$0.94	2,324,441	$0.86

Awards outstanding and exercisable,
March 31,	1,163,168	$0.77	1,650,269	$0.76

During the three month period ended March 31, 2016, there were stock options of 292,000 that were cancelled, of which 180,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2016 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
	(Unaudited)
Weighted-average remaining contractual life (in years)	3.3	2.9	2.9
Aggregate intrinsic value	$34,200	$34,200	$34,200

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2015 was approximately $178,200.

At March 31, 2016, the Company had approximately $217,000 of total unamortized non-qualified stock compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.9 years.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three month periods ended March 31, 2016 and 2015, the Company recognized share-based compensation expense of approximately $87,900 and $37,500, respectively.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
	(Unaudited)
Basic EPS Computation:
Net (loss) income	$(659,510)	$(1,157,759)
Weighted average number of common shares	82,559,822	81,743,812
Basic EPS	$(0.008)	$(0.014)

Diluted EPS Computation:
Net (loss) income	$(659,510)	$(1,157,759)

Weighted average number of common shares	82,559,822	81,743,812
Incremental shares from assumed conversions
of stock options	-	-
Adjusted weighted average number of
common shares	82,559,822	81,743,812

Diluted EPS	$(0.008)	$(0.014)

The dilutive effect of unexercised stock options and restricted stock awards excludes 1,865,668 and 2,824,441 of options from the computation of EPS for the three month periods ended March 31, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED
	MARCH 31,
Service Mix	2016	2015
	(Unaudited)
Carrier Services	$12,019,873	$8,678,856
Managed Services	8,488,767	9,016,712

	$20,508,640	$17,695,568

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Geographic Region	2016	2015
	(Unaudited)
North America	$19,173,741	$16,262,863
Europe	1,334,899	1,240,226
Middle East	-	192,479

	$20,508,640	$17,695,568

14.	Commitments and Contingencies

Operating Lease Commitments

There were no leases entered into or modifications of existing leases during the three month period ended March 31, 2016 and 2015.

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

15.	Subsequent Events

On April 28, 2016, the Company entered into the Loan Agreement with Cardinal Bank to replace the existing revolving line of credit facility with Cardinal Bank effective as of April 27, 2016. See Note 8 for additional information regarding the terms and conditions of the Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;
•	Our ability to raise additional capital on favorable terms or at all;
•	Our ability to gain market acceptance for our products;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to successfully implement our strategic plan;
•	Our ability to sell higher margin services;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

We are a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. Our on-demand solutions offer a suite of advanced and federally certified proprietary cloud-based software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise. For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

Our challenge is reaching potential customers and in order to gain market penetration as an organization capable of meeting an organization’s technology asset and risk management objectives without significantly increasing their operating costs and allowing these organizations to focus on running their business. Generating positive cash flow and net income in the future will depend on our ability to successfully execute our on our strategy of growing of business through sales of higher margin services. Additionally, a significant source of our operating revenue is derived from fixed price contracts that may range from two (2) to five (5) years that in many instances include certain volume pricing discounts.

Expansion of customer contracts, our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.

Our profitability depends upon the type and volume of services performed, our ability to properly price our services, our ability to manage client service deliverables and expectations, and our ability cost effectively delivery our solutions without manually intensive labor requirements. To date, we have attempted to maximize our operating margins through efficiencies achieved by the use of our proprietary technologies and methodologies, and by offsetting increases in consultant salaries with increases in consultant fees received from our clients.

There is no guarantee that we will be able to achieve or sustain profitability in the future and an inability to successfully achieve profitability will decrease our long-term viability.

Results of Operations

Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015

Revenues. Revenues for the three month period ended March 31, 2016 were approximately $20.5 million, an increase of approximately $2.8 million, as compared to approximately $17.7 million in 2015. We were awarded 5 task orders under the U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract during the three month period ended March 31, 2016 as compared to 4 task orders award in 2015. Task orders issued included increased sales of higher margin device and accessory products. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
Service Mix	2016	2015	Variance
	(Unaudited)
Carrier Services	$12,019,873	$8,678,856	$3,341,017
Managed Services	8,488,767	9,016,712	(527,945)

	$20,508,640	$17,695,568	$2,813,072

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher due to an increase in carrier service task orders issued and delivered during the quarter under our DHS BPA.

▪	Our managed services were lower due to a decrease in software reselling activities (approximately $0.3 million in 2016 as compared to $2.2 million in 2015), lower managed service fees per unit as a result of achieving higher thresholds of units under management for our DHS BPA component agencies that were offset by greater volume of units under management, customer mandated rate reductions on our technical professional services (approximately $1.4 million in 2016 as compared to $1.1 million in 2015), partially offset by an increase in device and accessory sales (approximately $0.9 million in 2016 as compared to approximately $0.2 million). Software reselling activities vary from quarter to quarter and may not be predictable due to external factors outside of our control. Excluding software reselling sales, our managed services grew as a result of task order awards associated with our DHS BPA award and strong client retention.

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

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2016 was approximately $16.3 million (or 80% of revenues), as compared to approximately $14.1 million (or 80% of revenues) in 2015. The dollar increase was materially attributable to a greater percentage of carrier services attributable to mobile device equipment and accessory task orders issued and delivered during the quarter under our DHS BPA award. Cost of revenues could fluctuate depending on our sales mix between carrier services and managed services.

Gross Profit. Gross profit for the three month period ended March 31, 2016 was approximately $4.2 million (or 21% of revenues), as compared to approximately $3.6 million (or 20% of revenues) in 2015. The increase in gross profit was largely related to the higher ratio of higher margin device and accessory sales and expansion of managed services with existing customers, which were partially offset by a reduction in lower margin software reselling sales.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2016 was approximately $0.7 million (or 4% of revenues), as compared to approximately $0.8 million (or 4% of revenues) in 2015. The decline in sales and marketing reflects continued changes made to optimize our sales labor resources and sales commission agreements in a manner that incentives our salesforce to pursue and close recurring higher margin business. We may realize an increase in sales and marketing expenses as a result of the successful introduction of our recent channel partner strategy coupled with the introduction of our next generation identity management services.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2016 were approximately $3.7 million (or 18% of revenues), as compared to approximately $3.7 million (or 21% of revenues) in the same period last year. Our general and administrative costs were flat compared to 2015 as many costs are fixed and do not fluctuate with revenue. We may realize a decline in general and administrative expenses as a result of technology improvements that will allow us to reduce overhead costs as we optimize our operating environment and streamline our processes.

Product Development. Product development costs for the three month period ended March 31, 2016 were approximately $257,400 (or 1% of revenues), as compared to approximately $68,800 (or 1% of revenues) in the same period last year. The increase in costs was due to escalated go to market development activities associated with our Certificate-on-Device identity management solution. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. We view the current comparative increase in product development spend relative to the first quarter of 2015 as non-recurring and that such costs over time may rise and fall as we continue to support the go to market efforts of our channel partners.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended March 31, 2016 was approximately $94,000 as compared to approximately $98,300 in 2015.  There were no material increases in our depreciate asset base during the quarter.

Interest Income. Interest income for the three month period ended March 31, 2016 was approximately $4,200, as compared to approximately $5,900 in the same period last year.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2015.

Interest Expense. Interest expense for the three months ended March 31, 2016 was approximately $20,000 as compared to approximately $44,000 in the same period last year.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during the second quarter of 2015. There were no significant changes in the interest rate associated with debt repaid during the three months ended March 31, 2016.

Income Taxes. Income tax expense for the three month period ended March 31, 2016 was approximately $1,400, as compared to approximately $32,100 in the same period last year.  Income tax expense for the three month period ended March 31, 2016 predominantly consist of current taxes payable in foreign earnings in the Republic of Ireland, largely offset by tax benefits realized due to vesting of restricted stock awards during the quarter.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended March 31, 2016 was approximately $0.7 million, as compared to approximately $1.2 million in the same period last year.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through cash generated from operations, access to a credit facility, the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $6.0 million.

At March 31, 2016, the Company’s net working capital was approximately $7.8 million as compared to approximately $8.0 million at December 31, 2015. The decrease in net working capital was primarily due to net losses incurred while continuing to fund business development efforts and additional product development and promotion costs to bring our Certificate-on-Device solution to market. We utilized available cash and our line of credit to manage through collection timing differences during the first quarter.

We must successfully execute our business plan to increase profitability in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital or seek alternative debt financing to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the three months ended March 31, 2016, net cash used in operations was approximately $2.0 million driven by our decision to continue to fund sales and development investments and support go to market readiness for our next generation identity management solutions and as a result of accelerated payments of certain accounts payable transactions that allowed us to generate revenue as part of a payment processing program.

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

For the three months ended March 31, 2016, cash used in investing activities was approximately $39,200 consisting of normal replacements of computers and peripheral equipment used in operating and administrative functions.

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

For the three months ended March 31, 2016, cash provided by financing activities was approximately $321,100 primarily reflecting scheduled term debt repayments of approximately $234,600. The Company was advanced approximately $3.8 million and repaid approximately $3.2 million in line of credit advances during the quarter.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

For the three months ended March 31, 2015, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to depreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2016 to provide such reasonable assurances.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the three month period ended March 31, 2016. Management made progress is establishing accounting policies and procedures and is developing a plan to respond to identified material weaknesses described above and such plan may include investing in workflow technologies that can minimize manual reporting processes, modification of roles and responsibilities of contract support personnel to capture and store relevant documentation related to contract management and billing to support operating effectiveness and strengthen internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.1	Business Loan Agreement effective as of April 27, 2016 between the Company and Cardinal Bank (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on April 29, 2016).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: May 10, 2016	By:	/s/ STEVE L. KOMAR
Steve L. Komar President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ JAMES T. MCCUBBIN
James T. McCubbin Chief Financial Officer

