Form 10-Q
period 2016-06-30
WIDEPOINT CORP
filed 2016-08-08
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 8, 2016, there were 82,730,134 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,327,621	$7,930,303
Accounts receivable, net of allowance for doubtful accounts of $81,345 and $73,378 in 2016 and 2015, respectively	7,967,307	10,565,113
Unbilled accounts receivable	5,819,539	6,637,587
Inventories	65,248	28,400
Prepaid expenses and other assets	400,768	435,300
Deferred income taxes	39,467	30,889

Total current assets	22,619,950	25,627,592

NONCURRENT ASSETS
Property and equipment, net	1,342,692	1,513,307
Intangibles, net	4,801,164	5,101,523
Goodwill	18,555,578	18,555,578
Deposits and other assets	61,791	60,471

TOTAL ASSETS	$47,381,175	$50,858,471

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$137,861	$-
Short term note payable	35,063	131,953
Accounts payable	7,433,642	7,812,226
Accrued expenses	6,349,221	6,687,054
Deferred revenue	1,132,983	2,007,970
Income taxes payable	56,510	37,684
Current portion of long-term debt	462,067	893,706
Current portion of capital lease obligations	13,772	28,752

Total current liabilities	15,621,119	17,599,345

NONCURRENT LIABILITIES
Long-term debt, net of current portion	422,117	431,756
Capital lease obligation, net of current portion	2,840	11,962
Deferred rent, net of current portion	137,452	151,994
Deferred revenue	-	24,937
Deferred income taxes	447,811	447,811

Total liabilities	16,631,339	18,667,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,730,134 and 82,520,696 shares issued and outstanding, respectively	82,730	82,521
Additional paid-in capital	93,745,431	93,661,178
Accumulated other comprehensive loss	(238,989)	(270,140)
Accumulated deficit	(62,839,336)	(61,282,893)

Total stockholders’ equity	30,749,836	32,190,666

Total liabilities and stockholders’ equity	$47,381,175	$50,858,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
REVENUES	$17,539,666	$17,432,745	$38,048,306	$35,128,313
COST OF REVENUES (including amortization and depreciation of $288,187, $288,277, $580,635, and $583,713, respectively)	14,179,119	14,126,516	30,482,781	28,252,116

GROSS PROFIT	3,360,547	3,306,229	7,565,525	6,876,197

OPERATING EXPENSES
Sales and Marketing	702,465	797,683	1,441,514	1,568,194
General and Administrative Expenses (including share-based compensation of $48,447, $81,311, $136,326 and $118,862, respectively	3,441,984	3,675,891	7,199,930	7,402,936
Product Development	1,000	142,173	258,383	211,025
Depreciation and Amortization	89,719	91,946	184,197	190,243

Total Operating Expenses	4,235,168	4,707,693	9,084,024	9,372,398

LOSS FROM OPERATIONS	(874,621)	(1,401,464)	(1,518,499)	(2,496,201)

OTHER INCOME (EXPENSE)
Interest Income	3,433	4,978	7,606	10,904
Interest Expense	(19,828)	(36,145)	(40,158)	(80,385)
Other Income	5,377	68,207	7,345	75,640

Total Other Income (Expense)	(11,018)	37,040	(25,207)	6,159

LOSS BEFORE PROVISION FOR INCOME TAXES	(885,639)	(1,364,424)	(1,543,706)	(2,490,042)
INCOME TAX PROVISION	11,291	45,204	12,734	77,345

NET LOSS	$(896,930)	$(1,409,628)	$(1,556,440)	$(2,567,387)

BASIC EARNINGS PER SHARE	$(0.011)	$(0.017)	$(0.019)	$(0.031)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,730,134	82,124,603	82,644,978	81,935,259

DILUTED EARNINGS PER SHARE	$(0.011)	$(0.017)	$(0.019)	$(0.031)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,730,134	82,124,603	82,644,978	81,935,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015

Net Loss	$(896,930)	$(1,409,628)	$(1,556,440)	$(2,567,387)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(34,735)	17,570	31,151	(96,937)

Other comprehensive income (loss)	(34,735)	17,570	31,151	(96,937)

Comprehensive loss	$(931,665)	$(1,392,058)	$(1,525,289)	$(2,664,324)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,556,440)	$(2,567,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax (benefit) expense	(8,059)	3,663
Depreciation expense	230,993	243,186
Provision for doubtful accounts	(13,394)	(23,127)
Amortization of intangibles	533,839	530,770
Amortization of deferred financing costs	-	5,819
Share-based compensation expense	136,326	118,862
Loss on disposal of equipment	-	1,102
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	3,669,992	(3,459,035)
Inventories	(36,704)	14,828
Prepaid expenses and other current assets	15,163	(189,426)
Other assets	(1,320)	16,711
Accounts payable and accrued expenses	(1,067,642)	2,189,639
Income tax (payable) receivable	1,856	51,065
Deferred revenue and other liabilities	(921,137)	1,106,513

Net cash provided by (used in) operating activities	983,473	(1,956,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(61,723)	(196,235)
Software development costs	(233,481)	(186,354)

Net cash used in investing activities	(295,204)	(382,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	10,239,395	8,649,307
Repayments of bank line of credit advances	(10,101,534)	(8,526,780)
Principal repayments of long term debt	(441,278)	(1,755,076)
Principal repayments under capital lease obligations	(21,084)	(31,128)
Restricted stock award tax liability payment	(32,332)	-
Proceeds from exercise of stock options	-	670,458

Net cash used in financing activities	(356,833)	(993,219)

Net effect of exchange rate on cash and equivalents	65,882	(134,742)

NET INCREASE (DECREASE) IN CASH	397,318	(3,467,367)

CASH, beginning of period	7,930,303	13,154,699

CASH, end of period	$8,327,621	$9,687,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$46,055	$101,279
Cash paid for income taxes	$4,031	$60,295

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2016 and for each of the three and six month periods ended June 30, 2016 and 2015, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six month periods ended June 30, 2016 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

The Company reclassified amounts representing product development previously included in the caption “general and administrative expenses” in the comparative statement of operations presentation as a separate line item to conform to the current year presentation.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first six months of 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

3.	Business Combinations

There were no business combinations during the six month period ended June 30, 2016.

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$3,082,678	$2,616,702
Government	4,965,974	8,021,789
Gross accounts receivable	8,048,652	10,638,491
Less: allowances for doubtful accounts	(81,345)	(73,378)

Accounts receivable, net	$7,967,307	$10,565,113

For the three and six month periods ended June 30, 2016 and 2015, respectively, the Company had no material recoveries of accounts receivable for which an allowance had been previously established.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below for each of the periods presented:

	JUNE 30,	DECEMBER 31,
	2016	2015
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	53%	51%
US Airforce	—	14%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	61%	54%	63%	52%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amount not yet billed for services delivered. Unbilled receivables consist of the following by customer type for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$518,635	$422,138
Government	5,300,904	6,215,449

Unbilled accounts receivable	$5,819,539	$6,637,587

6.	Property and Equipment

Major classes of property and equipment consisted of the following for each of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,761,385	2,698,577
Furniture and fixtures	310,543	303,691
Leasehold improvements	571,972	568,642
Automobile	233,055	247,405
Gross property and equipment	4,554,009	4,495,369
Less: accumulated depreciation and amortization	(3,211,317)	(2,982,062)

Property and equipment, net	$1,342,692	$1,513,307

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2016 and 2015. For each of the three month periods ended June 30, 2016 and 2015, property and equipment depreciation expense recorded was approximately $111,100 and $117,800, respectively. For each of the six month periods ended June 30, 2016 and 2015, property and equipment depreciation expense recorded was approximately $231,100 and $243,200, respectively. For each of the three and six month periods ended June 30, 2016 and 2015, there were no material sales or disposals of owned property and equipment.

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. Total capitalized cost of equipment under capital leases at June 30, 2016 and December 31, 2015 was approximately $63,500 and $372,600, respectively. For each of the three and six month periods ended June 30, 2016 and 2015, the Company did not enter into any capital lease arrangements.

For the three and six month periods ended June 30, 2016 and 2015, depreciation expense for leased equipment was approximately $7,500 and $19,700, respectively. Accumulated depreciation for leased equipment at June 30, 2016 and December 31, 2015 was approximately $31,300 and $351,400, respectively. For the three and six month periods ended June 30, 2016 there were disposals of fully amortized leased equipment of approximately $309,100. For the three and six month periods ended June 30, 2015 there were no disposals of leased equipment. Total net book value of assets under capital leases at June 30, 2016 and December 31, 2015 was approximately $32,200 and $21,200, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2016. There were no changes in the carrying amount of goodwill for the three and six month periods ended June 30, 2016. The Company considered whether there were indicators of impairment during the six month period ended June 30, 2016.

The Company has recorded intangible assets of $4,801,164, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three and six month periods ended June 30, 2016, the Company capitalized internally developed software of approximately $233,500 substantially related to our Certificate-on-Device credentialing tools and applications. For the three and six month periods ended June 30, 2015, the Company capitalized internally developed software of approximately $186,400 related to our Public Key Infrastructure software certificate credentialing tools and applications. There were no disposals of intangible assets for the three and six month periods ended June 30, 2016 and 2015.

The aggregate amortization expense recorded for the three month periods ended June 30, 2016 and 2015 were approximately $266,900 and $262,500, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2016 and 2015 were approximately $533,800 and $530,800, respectively. The total weighted average life of purchased and internally developed intangible assets is approximately 6.1 years at June 30, 2016.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On April 28, 2016, the Company entered into a Business Loan Agreement with Cardinal Bank (the “Loan Agreement”) to replace the prior $8.0 million revolving line of credit facility with Cardinal Bank effective as of April 27, 2016.

The Loan Agreement is for $6.0 million and extended the maturity date of the credit facility is April 30, 2017. The available amount under the revolving line of credit is subject to a borrowing base, which is equal to the lesser of (i) $6.0 million or (ii) 75% of qualified government and commercial accounts receivables, less any amounts outstanding on the Company’s $4.0 million term loan with Cardinal Bank. The interest rate for the revolving line of credit is the Wall Street Journal prime rate plus 0.75%, with a floor of 4.25%.

The Loan Agreement requires that the Company (i) maintain a minimum tangible net worth of at least $6.25 million as of June 30, 2016, increasing to $6.5 million at December 31, 2016; (ii) generate a minimum after-tax net income of at least $1.00 for the third quarter of 2016 and at least $200,000 for the fourth quarter of 2016 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

Under the credit facility in place prior to the subsequent renewal as discussed above the Company was advanced approximately $10.2 million and repaid approximately $10.1 million during the six month period ended June 30, 2016. There was approximately $0.1 million outstanding against the Company’s credit facility at June 30, 2016. As of June 30, 2016, the Company was in compliance with all financial covenants and was eligible to borrow up to $4.8 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$441,709	$450,770
Cardinal Bank term note dated December 31, 2011 (2)	442,475	874,692

Total	884,184	1,325,462
Less: current portion	(462,067)	(893,706)

Long-term debt, net of current portion	$422,117	$431,756

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

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. Except for the assumption of certain capital lease arrangements in connection with the acquisition of Soft-ex Communications Ltd. (“SCL”), there were no changes to existing lease arrangements during the six month period ended June 30, 2016.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2016, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2016 or December 31, 2015. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2016, the Company had recorded a deferred tax asset of approximately $29.7 million reflecting the benefit of approximately $26.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $29.7 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the three and six month periods ended June 30, 2016 and 2015.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2016, there were 82,730,134 shares of common stock outstanding.

Employee Stock Option Exercises

The Company issued 209,438 shares of common stock issued as a result of vesting of Restricted Stock Awards (RSA) during the six month period ended June 30, 2016. See Note 11 for additional information regarding RSA activity. There was no vesting of RSAs during the six month period ended June 30, 2015.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the six month period ended June 30, 2015 were 825,029 and $670,500, respectively, from the exercise of such stock options. See Note 11 for additional information regarding the stock incentive plans.

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

Under the 2008 Plan, 6,578,049 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan. As of June 30, 2016, there were 3,327,211 shares available to be issued under the 2008 Plan. As of June 30, 2016, the Company awarded restricted stock and non-qualified stock option awards of 500,000 and 2,750,838, respectively. A summary of restricted stock and non-qualified stock option award activity during the three and six months ended June 30, 2016 and 2015 is described in more detail below.

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

A summary of RSA activity as of June 30, 2016, and changes during six month period ended June 30, 2016 is set forth below:

	2016		2015
NON-VESTED AWARDS	Shares		Shares
	(Unaudited)
Non-vested balances, January 1	500,000		500,000
Vested	(250,000	)(1)	—
Non-vested balances, June 30	250,000		500,000

(1)	The Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event. Mr. McCubbin elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300.

At June 30, 2016, the Company had approximately $61,700 of total unamortized RSA compensation expense, related to the remaining 250,000 unvested RSAs that will be recognized over the weighted average remaining period of 1.5 years. The total intrinsic value of RSAs vested during the six month period ended June 30, 2016 was approximately $185,000. The intrinsic value of outstanding RSAs as of June 30, 2016 was approximately $147,500.

Stock Option Awards

The Company granted 650,000 stock options during the six month period ended June 30, 2016. The Company granted 180,000 stock options during the six month period ended June 30, 2015. A summary of stock option activity as of June 30, 2016 and 2015, and changes during six month periods ended June 30, 2016 and 2015 is set forth below:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value
	(Unaudited)
Non-vested balances, January 1,	841,672	$0.80	1,340,838	$0.57
Granted	650,000	$0.40	180,000	$0.70
Cancelled	(25,000)	$0.72	(250,000)	$0.39
Vested	(534,172)	$0.69	(416,666)	$0.27
Non-vested balances, June 30,	932,500	$0.59	854,172	$0.80

	2016		2015
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1,	1,857,668	$0.91	2,791,601	$0.83
Granted	650,000	$0.70	180,000	$1.45
Cancelled	(317,000)	$0.80	(250,000)	$0.74
Exercised	—	—	(825,029)	$0.81
Awards outstanding, June 30,	2,190,668	$0.86	1,896,572	$0.91

Awards vested and expected to vest, June 30,	2,064,739	$0.87	1,896,572	$0.91

Awards outstanding and exercisable, June 30,	1,258,168	$0.82	1,042,400	$0.68

During the six month period ended June 30, 2016, there were stock options of 317,000 that were cancelled, of which 205,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2016 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
	(Unaudited)
Weighted-average remaining contractual life (in years)	3.5	2.7	2.7
Aggregate intrinsic value	$26,433	$26,433	$26,433

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the six months ended June 30, 2015 was approximately $670,200.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and six month periods ended June 30, 2016 and 2015, the Company recognized share-based compensation expense of approximately $48,400 and $81,400, $136,300 and $118,900, respectively. At June 30, 2016, the Company had approximately $367,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.47 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
	(Unaudited)
Basic EPS Computation:
Net (loss) income	$(896,930)	$(1,409,628)	$(1,556,440)	$(2,567,387)
Weighted average number of common shares	82,730,134	82,124,603	82,644,978	81,935,259
Basic EPS	$(0.011)	$(0.017)	$(0.019)	$(0.031)

Diluted EPS Computation:
Net (loss) income	$(896,930)	$(1,409,628)	$(1,556,440)	$(2,567,387)

Weighted average number of common shares	82,730,134	82,124,603	82,644,978	81,935,259

Incremental shares from assumed conversions of stock options	-	-	-	-

Adjusted weighted average number of common shares	82,730,134	82,124,603	82,644,978	81,935,259

Diluted EPS	$(0.011)	$(0.017)	$(0.019)	$(0.031)

The dilutive effect of unexercised stock options and restricted stock awards excludes 2,190,668 and 1,896,572 of options from the computation of EPS for the three and six month periods ended June 30, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Service Mix	2016	2015	2016	2015
	(Unaudited)
Carrier Services	$10,168,755	$9,616,846	$22,188,628	$18,295,702
Managed Services	7,370,911	7,815,899	15,859,678	16,832,611

	$17,539,666	$17,432,745	$38,048,306	$35,128,313

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Geographic Region	2016	2015	2016	2015
	(Unaudited)
North America	$16,319,805	$15,878,990	$35,493,546	$32,156,201
Europe	1,219,861	1,472,323	2,554,760	2,700,129
Middle East	-	81,432	-	271,983

	$17,539,666	$17,432,745	$38,048,306	$35,128,313

14.	Commitments and Contingencies

Operating Lease Commitments

There were no leases entered into or modifications of existing leases during the six month periods ended June 30, 2016 and 2015.

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

Strategic Re-Focus

Our objective is to grow our business profitably as a premier technology-based provider of both product and service enterprise solutions to both the public and private sectors. We are continuing to work to re-focus our strategy in order to improve cash flows by focusing our efforts on selling our higher margin services and de-emphasizing some of our lower margin services. We are also working to develop a more streamlined sales process in order to increase our market penetration.

We believe our portfolio of solutions, including Cert-on-Device, Derived Credentialing and other mobile credentialing solutions, address access to multi-level secure resources and message traffic based on entity identity, roles and privileges that can be validated by any logical and/or physical access point on a multitude of devices.

Our challenge is reaching potential customers and in order to gain market penetration as an organization capable of meeting an organization’s technology asset and risk management objectives without significantly increasing their operating costs and allowing these organizations to focus on running their business. Generating positive cash flow and net income in the future will depend on our ability to successfully execute our on our strategy of growing of business through sales of higher margin services. As a challenge to our re-focus, a significant source of our operating revenue is derived from fixed price contracts that may range from two (2) to five (5) years that in many instances include certain volume pricing discounts.

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

Expansion of customer contracts, our internal growth initiatives and merger and acquisition opportunities will increase our operational costs and may require additional investments in technology infrastructure and personnel.  In May 2016, we hired Mr. Jason Holloway as our Chief Sales and Marketing Officer to assist us in delivering high-level revenue-building strategies and team leadership to drive new business and expand our current work with existing client.

Results of Operations

Three Months Ended June 30, 2016 as Compared to Three Months Ended June 30, 2015

Revenues. Revenues for the three month period ended June 30, 2016 were approximately $17.5 million, an increase of approximately $0.1 million, as compared to approximately $17.4 million in 2015. We were awarded 11 task orders under the U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract during the three month period ended June 30, 2016 as compared to 4 task orders award in 2015. Task orders issued included increased sales of higher margin device and accessory products. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
Service Mix	2016	2015	Variance
	(Unaudited)
Carrier Services	$10,168,755	$9,616,846	$551,909
Managed Services	7,370,911	7,815,899	(444,988)

	$17,539,666	$17,432,745	$106,921

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher due to an increase in carrier service task orders issued and delivered during the quarter under our DHS BPA. There presently are two major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders, the U.S. Coast Guard and the Federal Emergency Management Agency (FEMA). Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices

▪	Our managed services were lower as a result of several factors:

o	Revenues derived from our European customers were negatively impacted as a result of a decline in Pound Sterling currency denominated contracts due to the decision of the United Kingdom (U.K.) to exit the European Union common community (Brexit). New contracts that were expected to close were also delayed as a result of currency instability caused by Brexit.

o	Our software reselling activities were also lower quarter over quarter by approximately $0.8 million as a result of a strategic actions taken to migrate our sales and marketing support and emphasis towards selling our higher margin products and services and move away from supporting our software reselling activities.

o	Partially offsetting these negative events were increases in higher margin mobile accessory and recurring managed mobile services. We believe the expansion of our revenues is tied to several factors including wining additional task order awards from the two remaining major component agencies under our DHS BPA contract, continued expansion and emphasis of selling high margin services to our large enterprise and federal customers, and the successful delivery of our new identity management offerings that include “Certificate on Device”, “machine to machine” credentials, and “derived credentials” to our target markets through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2016 was approximately $14.2 million (or 81% of revenues), as compared to approximately $14.1 million (or 81% of revenues) in 2015. Cost of revenue on a dollar and percentage basis did not vary materially quarter over quarter because our cost of revenues mix shifted on a dollar basis from reselling purchases in 2015 to carrier services purchases in 2016. Cost of revenues could fluctuate depending on our sales mix between carrier services and managed services.

Gross Profit. Gross profit for the three month period ended June 30, 2016 was approximately $3.4 million (or 19% of revenues), as compared to approximately $3.3 million (or 19% of revenues) in 2015. The increase in gross profit was largely related to the higher ratio of higher margin device and accessory sales.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2016 was approximately $0.7 million (or 4% of revenues), as compared to approximately $0.8 million (or 5% of revenues) in 2015. The decline in sales and marketing reflects continued changes made during the first and second quarter of 2016 to streamline our sales labor resources and sales commission agreements in a manner that incentivizes our salesforce to pursue and close recurring higher margin business. We may realize an increase in sales and marketing expenses as a result of the successful introduction of our recent channel partner strategy coupled with the introduction of our next generation identity management services.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2016 were approximately $3.4 million (or 19% of revenues), as compared to approximately $3.7 million (or 21% of revenues) in 2015. General and administrative expense decreased due to changes made during the second quarter of 2016 to lower the rates charged by our outside consultants and other discretionary advisors. We may realize a decline in general and administrative expenses as a result of technology improvements that will allow us to reduce overhead costs as we optimize our operating environment and streamline our processes.

Product Development. Product development costs for the three month period ended June 30, 2016 were approximately $1,000 (or less than 1% of revenues), as compared to approximately $142,200 (or 1% of revenues) in 2015. We capitalized approximately $233,500 in internally developed software costs substantially related to our Certificate-on-Device credentialing tools and applications. We anticipate additional capitalization of software costs during the third and potentially fourth quarter of 2016. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the development and go to market efforts for new product solutions.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended June 30, 2016 was approximately $89,700 as compared to approximately $91,900 in 2015.  There were no material increases in our depreciable asset base during the quarter.

Interest Income. Interest income for the three month period ended June 30, 2016 was approximately $3,400, as compared to approximately $5,000 in 2015.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 was approximately $19,800 as compared to approximately $36,100 in 2015.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during the second quarter of 2015. There were no significant changes in the interest rate associated with debt repaid during the three months ended June 30, 2016.

Income Taxes. Income tax expense for the three month period ended June 30, 2016 was approximately $11,300, as compared to approximately $45,200 in 2015.  Income tax expense for the three month period ended June 30, 2016 predominantly consist of current taxes payable in foreign earnings in the Republic of Ireland, largely offset by tax benefits realized due to vesting of restricted stock awards during the quarter.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended June 30, 2016 was approximately $0.9 million, as compared to approximately $1.4 million in the same period last year.

Results of Operations

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Revenues. Revenues for the six month period ended June 30, 2016 were approximately $38.0 million, an increase of approximately $2.9 million as compared to approximately $35.1 million in 2015. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
Service Mix	2016	2015	Variance

Carrier Services	$22,188,628	$18,295,702	$3,892,926
Managed Services	15,859,678	16,832,611	(972,933)

	$38,048,306	$35,128,313	$2,919,993

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same period last year as a result of the recognition of task orders implemented and related to our DHS BPA contract.

▪	Our managed services were lower due to a decrease of approximately $2.7 million in software reselling activities (approximately $1.1 million in 2016 as compared to approximately $3.8 million in 2015), partially offset by an increase in mobile device accessory sales (approximately $1.5 million in 2016 as compared to approximately $0.3 million in 2015) and expansion of managed services for existing customers.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2016 was approximately $30.5 million (or 80% of revenues), as compared to approximately $28.2 million (or 80% of revenues) in 2015. The dollar basis increase was due to higher carrier services cost and higher labor costs required to manually fulfill a large number of task orders issued by federal customers with decentralized operations, partially offset by lower reselling costs. We are proactively working with our federal customers that have highly decentralized operational centers to consolidate and streamline their service delivery requirements.

Gross Profit. Gross profit for the six month period ended June 30, 2016 was approximately $7.6 million (or 20% of revenues), as compared to approximately $6.9 million (or 20% of revenues) in 2015. The dollar basis increase in gross profit was the result of higher margin device and accessory sales and to a lesser extent a higher ratio of high margin managed services as compared to 2015. Our gross profit may fluctuate depending on the ratio of managed services to carrier services.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2016 was approximately $1.4 million (or 4% of revenues), as compared to approximately $1.6 million (or 4% of revenues) in 2015. The decline in sales and marketing reflects continued changes made during the first and second quarter of 2016 to streamline our sales labor resources and sales commission agreements in a manner that incentivizes our salesforce to pursue and close recurring higher margin business.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2016 were approximately $7.2 million (or 19% of revenues), as compared to approximately $7.4 million (or 21% of revenues) in 2015. General and administrative expense decreased due to changes made during the first and second quarter of 2016 to lower office rent and the rates charged by our outside consultants and other discretionary advisors.

Product Development. Product development costs for the six month period ended June 30, 2016 were approximately $258,400 (or 1% of revenues), as compared to approximately $211,000 (or 1% of revenues) in 2015. We capitalized approximately $233,500 in internally developed software costs substantially related to our Certificate-on-Device credentialing tools and applications. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the go to market efforts for new product solutions.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the six month period ended June 30, 2016 was approximately $184,200 as compared to approximately $190,200 in 2015.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the six month period ended June 30, 2016 was approximately $7,600, as compared to approximately $10,900 in 2015.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2015.

Interest Expense. Interest expense for the six months ended June 30, 2016 was approximately $40,200 as compared to approximately $80,400 in 2015.  The decrease in interest expense is due to repayment of over $1.4 million in principal payments during the six months ended June 30, 2015. There were no significant changes in the interest rate associated with long term debt during the six months ended June 30, 2016.

Income Taxes. Income tax expense for the six month period ended June 30, 2016 was approximately $12,700, as compared to approximately $77,300 in 2015.  Income tax expense predominantly consists of current taxes payable in foreign earnings in the Republic of Ireland; however, these taxes have been largely offset by tax benefits realized due to vesting of restricted stock awards during the first quarter of 2016.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the six month period ended June 30, 2016 was approximately $1.6 million, as compared to approximately $2.6 million in 2015.

Liquidity and Capital Resources

The Company has, since inception, financed its operations and capital expenditures through cash generated from operations, access to a credit facility, the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank (see Note 8 to our condensed consolidated financial statements included herein for a description of our credit facility with Cardinal Bank).

At June 30, 2016, the Company’s net working capital was approximately $7.0 million as compared to approximately $8.0 million at December 31, 2015. The decrease in net working capital was primarily due to net losses incurred while continuing to fund business development efforts and additional product development and promotion costs to bring our Certificate-on-Device solution to market. We utilized available cash and our line of credit to manage through short term collection timing differences during the six month period ended June 30, 2016.

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

For the six months ended June 30, 2016, net cash provided by operations was approximately $1.0 million driven by aggressive cash management collection efforts, advance customer payments and operational expense reductions as part of our ongoing efforts to streamline our sales model.

For the six months ended June 30, 2015, net cash used in operations was approximately $1.9 million driven by our decision to fund sales and development investments and maintain critical staffing infrastructure to support implementation of DHS BPA task orders and product development efforts for our next generation identity management solutions.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We make recurring purchases of property and equipment to replace or enhance our hardware and software applications that support customer operations.

For the six months ended June 30, 2016, cash used in investing activities was approximately $0.3 million and substantially consisted of capitalized internally developed software costs related to our Certificate-on-Device credentialing tools and applications; and to a lesser extent normal replacements of computers and peripheral equipment used in operating and administrative functions.

For the six months ended June 30, 2015, cash used in investing activities was approximately $0.4 million and consisted of capitalized internally development software costs related to our Public Key Infrastructure software certificate credentialing tools and applications and continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support Certificate-on-Device growth.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the six months ended June 30, 2016, cash provided by financing activities was approximately $0.4 million primarily reflecting scheduled term debt repayments of approximately $0.5 million. The Company was advanced approximately $10.2 million and repaid approximately $10.1 million in line of credit advances.

For the six months ended June 30, 2015, cash used in financing activities was approximately $1.0 million primarily reflecting scheduled term debt repayments of approximately $1.8 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced approximately $8.6 million and repaid approximately $8.5 million in line of credit advances.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

For the six months ended June 30, 2015, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to depreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2016 to provide such reasonable assurances.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the three month period ended June 30, 2016. Management finalized a cross-functional plan to respond to identified material weaknesses described above that includes 1) revisions to existing controls over contract administration and billing activities and the quality of documentation maintained to evidence effectiveness thereof; and 2) revisions to the Company’s corporate policies and procedures in an effort to strengthen entity level controls throughout the Company. Management believes that as its plan is implemented it will remediate identified material weaknesses identified. Management is also evaluating certain workflow technologies that may be capable of further streamlining largely manual human resources, payroll and financial reporting processes.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms at varying management levels throughout the Company, and actions are taken to correct deficiencies as they are identified.

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

WIDEPOINT CORPORATION

Date:	August 8, 2016	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	August 8, 2016	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

