Form 10-Q
period 2016-09-30
WIDEPOINT CORP
filed 2016-11-09
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 9, 2016, there were 82,730,134 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,585,559	$7,930,303
Accounts receivable, net of allowance for doubtful accounts of $76,235 and $73,378 in 2016 and 2015, respectively	12,039,247	10,565,113
Unbilled accounts receivable	6,344,989	6,637,587
Inventories	370,887	28,400
Prepaid expenses and other assets	398,031	435,300
Deferred income taxes	44,019	30,889

Total current assets	24,782,732	25,627,592

NONCURRENT ASSETS
Property and equipment, net	1,321,763	1,513,307
Intangibles, net	4,761,199	5,101,523
Goodwill	18,555,578	18,555,578
Deposits and other assets	53,956	60,471

TOTAL ASSETS	$49,475,228	$50,858,471

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$126,007	$-
Short term note payable	48,787	131,953
Accounts payable	9,026,925	7,812,226
Accrued expenses	7,101,830	6,687,054
Deferred revenue	1,182,313	2,007,970
Income taxes payable	48,663	37,684
Current portion of long-term debt	242,536	893,706
Current portion of capital lease obligations	10,030	28,752

Total current liabilities	17,787,091	17,599,345

NONCURRENT LIABILITIES
Long-term debt, net of current portion	417,222	431,756
Capital lease obligation, net of current portion	-	11,962
Deferred rent, net of current portion	137,851	151,994
Deferred revenue	-	24,937
Deferred income taxes	447,811	447,811

Total liabilities	18,789,975	18,667,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,730,134 and 82,520,696 shares issued and outstanding, respectively	82,730	82,521
Additional paid-in capital	93,813,519	93,661,178
Accumulated other comprehensive loss	(223,623)	(270,140)
Accumulated deficit	(62,987,373)	(61,282,893)

Total stockholders’ equity	30,685,253	32,190,666

Total liabilities and stockholders’ equity	$49,475,228	$50,858,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
REVENUES	$22,114,839	$16,994,858	$60,163,145	$52,123,171
COST OF REVENUES (including amortization and depreciation of $307,235, $290,011, $887,870, and $873,724, respectively)	18,076,810	13,875,473	48,559,591	42,127,589

GROSS PROFIT	4,038,029	3,119,385	11,603,554	9,995,582

OPERATING EXPENSES
Sales and Marketing	625,481	764,845	2,066,995	2,333,039
General and Administrative Expenses (including share-based compensation of $68,088, $89,229, $204,414 and $208,091, respectively	3,450,767	3,624,495	10,650,697	11,027,431
Product Development	2,648	268,853	261,031	479,878
Depreciation and Amortization	84,759	92,968	268,956	283,211

Total Operating Expenses	4,163,655	4,751,161	13,247,679	14,123,559

LOSS FROM OPERATIONS	(125,626)	(1,631,776)	(1,644,125)	(4,127,977)

OTHER INCOME (EXPENSE)
Interest Income	3,012	7,020	10,618	17,924
Interest Expense	(20,910)	(30,868)	(61,068)	(111,253)
Other Income	3,779	(37,814)	11,124	37,826

Total Other Expense	(14,119)	(61,662)	(39,326)	(55,503)

LOSS BEFORE PROVISION FOR INCOME TAXES	(139,745)	(1,693,438)	(1,683,451)	(4,183,480)
INCOME TAX PROVISION	8,295	69,842	21,029	147,187

NET LOSS	$(148,040)	$(1,763,280)	$(1,704,480)	$(4,330,667)

BASIC EARNINGS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.05)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,730,134	82,515,103	82,673,570	82,130,665

DILUTED EARNINGS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.05)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,730,134	82,515,103	82,673,570	82,130,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

Net Loss	$(148,040)	$(1,763,280)	$(1,704,480)	$(4,330,667)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	15,366	21,940	46,517	(74,997)

Other comprehensive income (loss)	15,366	21,940	46,517	(74,997)

Comprehensive loss	$(132,674)	$(1,741,340)	$(1,657,963)	$(4,405,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,704,480)	$(4,330,667)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax (benefit) expense	(12,213)	2,894
Depreciation expense	336,147	353,387
Provision for doubtful accounts	(7,932)	36,783
Amortization of intangibles	820,679	803,548
Amortization of deferred financing costs	-	8,728
Share-based compensation expense	204,414	208,091
Loss on disposal of equipment	-	9,716
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(946,390)	(1,807,139)
Inventories	(342,292)	10,362
Prepaid expenses and other current assets	19,293	6,241
Other assets	6,515	14,747
Accounts payable and accrued expenses	1,309,782	509,939
Income tax (payable) receivable	(11,183)	78,705
Deferred revenue and other liabilities	(880,982)	1,269,533

Net cash used in operating activities	(1,208,642)	(2,825,132)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(145,246)	(309,024)
Software development costs	(480,355)	(186,354)

Net cash used in investing activities	(625,601)	(495,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	18,254,362	15,778,090
Repayments of bank line of credit advances	(18,128,355)	(13,764,425)
Principal repayments of long term debt	(665,704)	(1,969,368)
Principal repayments under capital lease obligations	(26,396)	(50,509)
Restricted stock award tax liability payment	(32,332)	-
Proceeds from exercise of stock options	-	701,706

Net cash (used in) provided by financing activities	(598,425)	695,494

Net effect of exchange rate on cash and equivalents	87,924	(86,618)

NET DECREASE IN CASH	(2,344,744)	(2,711,634)

CASH, beginning of period	7,930,303	13,154,699

CASH, end of period	$5,585,559	$10,443,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$58,125	$128,118
Cash paid for income taxes	$4,031	$11,042

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$62,352	$-

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2016 and for each of the three and nine month periods ended September 30, 2016 and 2015, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine month periods ended September 30, 2016 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first nine months of 2016 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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

Accounting Standards Update

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance on principal versus agent considerations. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-08 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

In August 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Part 1), which included amendments to: 1) remove the requirement to defer recognition of excess tax benefits until such deduction results in a reduction in tax expense, 2) exclude excess tax benefits when applying the treasury stock method to compute diluted earnings per share, 3) clarify that excess tax benefits should be classified within the operating section of the statement of cash flows, and 4) estimation of forfeitures when calculating compensation cost. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis as of the beginning of the earliest comparative period presented and presented as a change in accounting principle with the cumulative effect on retained earnings and other components of equity disclosed. The Company is currently evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, adoption date, or determined the effect of the standard on its ongoing financial reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (Part 2), which included amendments to clarify statutory tax withholding requirements, classification of such taxes when paid by the employer and simplification of certain disclosures for privately-held companies. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The standard should be applied on a retrospective basis as of the beginning of the earliest comparative period presented and presented as a change in accounting principle with the cumulative effect on retained earnings and other components of equity disclosed. The Company has elected to adopt this ASU ahead of the effective date as permitted. The early adoption of this ASU will not have a material effect on the consolidated financial statements and disclosures as the Company’s existing practices are similar to those included in this ASU.

3.	Business Combinations

There were no business combinations during the nine month periods ended September 30, 2016 and 2015.

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$3,655,046	$2,616,702
Government	8,460,436	8,021,789
Gross accounts receivable	12,115,482	10,638,491
Less: allowances for doubtful accounts	(76,235)	(73,378)

Accounts receivable, net	$12,039,247	$10,565,113

For the three and nine month periods ended September 30, 2016 and 2015, respectively, the Company had no material recoveries of accounts receivable for which an allowance had been previously established.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (“DHS”)	49%	51%
US Airforce	—	14%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	62%	56%	63%	52%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amount not yet billed for services delivered. Unbilled receivables consist of the following by customer type as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Commercial	$409,597	$422,138
Government	5,935,392	6,215,449

Unbilled accounts receivable	$6,344,989	$6,637,587

6.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Land and building	$677,054	$677,054
Computer hardware and software	2,826,376	2,698,577
Furniture and fixtures	326,124	303,691
Leasehold improvements	583,415	568,642
Automobile	229,051	247,405
Gross property and equipment	4,642,020	4,495,369
Less: accumulated depreciation and amortization	(3,320,257)	(2,982,062)

Property and equipment, net	$1,321,763	$1,513,307

Included in property and equipment are certain equipment purchases acquired under capital lease arrangements. Total capitalized cost of equipment under capital leases at September 30, 2016 and December 31, 2015 was approximately $63,500 and $372,600, respectively. For each of the three and nine month periods ended September 30, 2016 and 2015, the Company did not enter into any capital lease arrangements. For each of the three and nine month periods ended September 30, 2016 and 2015, there were no material sales or disposals of owned property and equipment.

Property and equipment depreciation expense (including amortization of capital lease property) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	(Unaudited)
Property and equipment depreciation expense	$105,200	$110,200	$336,100	$353,400

Capital lease amortization (included in property and equipment depreciation expense)	$3,400	$4,200	$10,900	$21,900

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2016 and 2015.

Accumulated depreciation for leased equipment at September 30, 2016 and December 31, 2015 was approximately $33,500 and $351,400, respectively. For the three and nine month periods ended September 30, 2016 there were disposals of fully amortized leased equipment of approximately $309,100. For the three and nine month periods ended September 30, 2015 there were no disposals of leased equipment. Total net book value of assets under capital leases at September 30, 2016 and December 31, 2015 was approximately $30,100 and $21,200, respectively.

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2016. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2016. The Company considered whether there were indicators of impairment during the nine month period ended September 30, 2016.

The Company has recorded intangible assets of $4,761,199, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three month period ended September 30, 2016, the Company capitalized internally developed software costs of approximately $246,900, of which $127,300 related to Certificate-on-Device (CoD) credentialing tools and applications and $119,600 related to costs associated with certification of our Public Key Infrastructure (PKI) authority to operate and issue identity credentials. For the nine month period ended September 30, 2016, the Company capitalized internally developed software costs of approximately $480,300, of which $343,900 related to CoD credentialing tools and applications, $119,600 related to costs associated with our PKI authority to operate and issue identity credentials and the remainder related to other software applications. There were no disposals of intangible assets for the three and nine month periods ended September 30, 2016 and 2015.

The aggregate amortization expense recorded for the three month periods ended September 30, 2016 and 2015 were approximately $286,800 and $272,700, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2016 and 2015 were approximately $820,700 and $803,500, respectively. The total weighted remaining average life of purchased and internally developed intangible assets is approximately 5.8 years at September 30, 2016.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On April 28, 2016, the Company entered into a Business Loan Agreement with Cardinal Bank (the “Loan Agreement”). On November 4, 2016, the Company entered into a modification of its Loan Agreement that: 1) decreased the Company’s borrowing base as a percentage of qualified government and commercial receivables from 75% to 65% and 2) decreased the minimum after-tax net income requirement from $200,000 to $1.00 for the fourth quarter of 2016.

The Loan Agreement is for $6.0 million and extended the maturity date of the credit facility is April 30, 2017. The available amount under the revolving line of credit is subject to a borrowing base, which is equal to the lesser of (i) $6.0 million or (ii) 65% of qualified government and commercial accounts receivables, less any amounts outstanding on the Company’s $4.0 million term loan with Cardinal Bank. The interest rate for the revolving line of credit is the Wall Street Journal prime rate plus 0.75%, with a floor of 4.25%.

The Loan Agreement requires that the Company (i) maintain a minimum tangible net worth of at least $6.5 million at December 31, 2016; (ii) generate a minimum after-tax net income of at least $1.00 for the third and for the fourth quarter of 2016 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

Under the credit facility the Company was advanced approximately $18.2 million and repaid approximately $18.1 million during the nine month period ended September 30, 2016. There was approximately $0.1 million outstanding against the Company’s credit facility at September 30, 2016. As of September 30, 2016, the Company was not in compliance with its minimum after tax net income requirement of at least $1.00 for the third quarter; however, the Company obtained a waiver for such non-compliance from Cardinal Bank. As of September 30, 2016, the Company was eligible to borrow up to $5.6 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$437,109	$450,770
Cardinal Bank term note dated December 31, 2011 (2)	222,649	874,692

Total	659,758	1,325,462
Less: current portion	242,536	893,706

Long-term debt, net of current portion	$417,222	$431,756

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

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017. There were no changes to existing lease arrangements during the nine month period ended September 30, 2016.

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2016, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2016 or December 31, 2015. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2016, the Company had recorded a deferred tax asset of approximately $29.8 million reflecting the benefit of approximately $26.8 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2017 and 2032. Included in the recorded deferred tax asset, the Company had a benefit of approximately $29.8 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2032. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the three and nine month periods ended September 30, 2016 and 2015.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2016, there were 82,730,134 shares of common stock outstanding.

Employee Stock Issuances

The Company issued 209,438 shares of common stock as a result of the vesting of Restricted Stock Awards (RSA) during the nine month period ended September 30, 2016. See Note 11 for additional information regarding RSA activity. There was no vesting of RSAs during the nine month period ended September 30, 2015.

There were no exercises of non-qualified stock options during the nine month period ended September 30, 2016. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the nine month period ended September 30, 2015 were 863,933 and $701,706, respectively, from the exercise of such stock options. See Note 11 for additional information regarding the stock incentive plans.

11.	Stock Award Programs

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

Under the 2008 Plan, 6,578,049 shares were reserved for issuance under equity incentive awards to be issued pursuant to the 2008 Plan. As of September 30, 2016, there were 3,402,211 shares available to be issued under the 2008 Plan. A summary of restricted stock and non-qualified stock option award activity during the three and nine months ended September 30, 2016 and 2015 is described in more detail below.

Restricted Stock Awards

On November 18, 2010, the Company’s Compensation Committee granted Steve L. Komar and James T. McCubbin each an award of 250,000 shares of restricted stock of the Company, the vesting of which is based upon the earlier to occur of (a) the seventh anniversary date of the grant, or (b) an acceleration event set forth in the award agreement with respect to such grant.

A summary of RSA activity as of September 30, 2016, and changes during nine month period ended September 30, 2016 is set forth below:

	2016		2015
NON-VESTED AWARDS	Shares		Shares
	(Unaudited)
Non-vested balances, January 1	500,000		500,000
Less: vested shares	250,000	(1)	—
Non-vested balances, September 30	250,000		500,000

(1)	The Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and Mr. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cashflows.

At September 30, 2016, the Company had approximately $50,800 of total unamortized RSA compensation expense, related to the remaining 250,000 unvested RSAs that will be recognized over the weighted average remaining period of 1.2 years. The total intrinsic value of RSAs vested during the nine month period ended September 30, 2016 was approximately $185,000. The intrinsic value of outstanding RSAs as of September 30, 2016 was approximately $107,500.

Stock Option Awards

The Company granted 650,000 stock options during the nine month period ended September 30, 2016. The Company granted 180,000 stock options during the nine month period ended September 30, 2015. A summary of stock option activity as of September 30, 2016 and 2015, and changes during nine month periods ended September 30, 2016 and 2015 is set forth below:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value
	(Unaudited)
Non-vested balances, January 1,	841,672	$0.80	1,340,838	$0.57
Granted (+)	650,000	$0.40	180,000	$0.70
Cancelled (-)	25,000	$0.72	250,000	$0.39
Vested (-)	534,172	$0.69	416,666	$0.27
Non-vested balances, September 30,	932,500	$0.59	854,172	$0.80

	2016		2015
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1,	1,857,668	$0.91	2,791,601	$0.83
Granted (+)	650,000	$0.70	180,000	$1.45
Cancelled (-)	392,000	$0.62	250,000	$0.74
Exercised (-)	-	-	863,933	$0.81
Awards outstanding, September 30,	2,115,668	$0.87	1,857,668	$0.91

Awards vested and expected to vest, September 30,	1,989,739	$0.88	1,857,668	$0.91

Awards outstanding and exercisable, September 30,	1,183,168	$0.82	1,003,496	$0.67

During the nine month period ended September 30, 2016, there were stock options of 392,000 that were cancelled, of which 205,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2016 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable
(Unaudited)
Weighted-average remaining contractual life (in years)	3.4	2.6	2.6
Aggregate intrinsic value	$-	$-	$-

Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of September 30, 2016 as the stock price was below the lowest option exercise price. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the nine months ended September 30, 2015 was approximately $713,400.

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. For the three and nine month periods ended September 30, 2016 and 2015, the Company recognized share-based compensation expense of approximately $68,100 and $89,200, $204,400 and $208,100, respectively. At September 30, 2016, the Company had approximately $320,700 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.2 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
	(Unaudited)
Basic EPS Computation:
Net (loss) income	$(148,040)	$(1,763,280)	$(1,704,480)	$(4,330,667)
Weighted average number of common shares	82,730,134	82,515,103	82,673,570	82,130,665
Basic EPS	$(0.00)	$(0.02)	$(0.02)	$(0.05)

Diluted EPS Computation:
Net (loss) income	$(148,040)	$(1,763,280)	$(1,704,480)	$(4,330,667)

Weighted average number of common shares	82,730,134	82,515,103	82,673,570	82,130,665
Incremental shares from assumed conversions of stock options	-	-	-	-
Adjusted weighted average number of common shares	82,730,134	82,515,103	82,673,570	82,130,665

Diluted EPS	$(0.00)	$(0.02)	$(0.02)	$(0.05)

The dilutive effect of unexercised stock options and restricted stock awards excludes 2,115,668 and 1,857,668 of options from the computation of EPS for the three and nine month periods ended September 30, 2016 and 2015, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Service Mix	2016	2015	2016	2015
	(Unaudited)
Carrier Services	$13,532,617	$9,126,605	$35,721,245	$27,422,307
Managed Services	8,582,222	7,868,253	24,441,900	24,700,864

	$22,114,839	$16,994,858	$60,163,145	$52,123,171

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Geographic Region	2016	2015	2016	2015
	(Unaudited)
North America	$20,867,324	$15,641,683	$56,360,870	$47,798,246
Europe	1,247,515	1,330,846	3,802,275	4,018,561
Middle East	-	22,329	-	306,364

	$22,114,839	$16,994,858	$60,163,145	$52,123,171

14.	Commitments and Contingencies

Operating Lease Commitments

There were no leases entered into or modifications of existing leases during the nine month periods ended September 30, 2016 and 2015.

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

Results of Operations

Three Months Ended September 30, 2016 as Compared to Three Months Ended September 30, 2015

Revenues. Revenues for the three month period ended September 30, 2016 were approximately $22.1 million, an increase of approximately $5.1 million (or 30% of revenues), as compared to approximately $17.0 million in 2015. This improvement in revenues was driven by increases in both carrier services and managed services. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
Service Mix	2016	2015	Variance
	(Unaudited)
Carrier Services	$13,532,617	$9,126,605	$4,406,012
Managed Services	8,582,222	7,868,253	713,969

	$22,114,839	$16,994,858	$5,119,981

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher due to an increase in carrier service task orders issued and delivered during the quarter under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”). There presently are two major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders: the U.S. Coast Guard and Federal Emergency Management Agency (FEMA). Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices.

▪	Our managed services were higher as a result of increases in identity credentialing and services, mobile device and accessory services, partially offset by the negative impact of the decline in Pound Sterling currency denominated contracts. There were a number of new revenue generating contracts that were delayed due to the decision of the United Kingdom (U.K.) to exit the European Union common community (Brexit) and other regulatory matters.

We believe the expansion of our revenues is tied to several factors including winning additional task order awards from the two remaining major component agencies under DHS BPA contract, continued expansion and emphasis of selling high margin services to our large enterprise and federal customers, and the successful delivery of our new identity management offering that include “Certificate on Device”, “machine to machine” credentials, and “derived credentials” to our target markets through both our new and existing channel partners.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2016 was approximately $18.1 million (or 82% of revenues), as compared to approximately $13.9 million (or 82% of revenues) in 2015. Cost of revenue on a dollar and percentage basis did not vary materially quarter over quarter because our cost of revenues mix shifted on a dollar basis from reselling purchases in 2015 to carrier services purchases in 2016. Cost of revenues could fluctuate depending on our sales mix between carrier services and managed services.

Gross Profit. Gross profit for the three month period ended September 30, 2016 was approximately $4.0 million (or 18% of revenues), as compared to approximately $3.1 million (or 18% of revenues) in 2015. The increase in gross profit was largely related to increases in credentialing and mobile services, partially offset by decreases in consulting services and foreign currency fluctuations.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2016 was approximately $0.6 million (or 3% of revenues), as compared to approximately $0.8 million (or 5% of revenues) in 2015. The decline in sales and marketing reflects continued changes made during the first and second quarter of 2016 to streamline our sales labor resources and sales commission agreements in a manner that incentivizes our salesforce to pursue and close recurring higher margin business. We may realize an increase in sales and marketing expenses as a result of the successful introduction of our recent channel partner strategy coupled with the introduction of our next generation identity management services.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2016 were approximately $3.4 million (or 16% of revenues), as compared to approximately $3.6 million (or 21% of revenues) in 2015. General and administrative expense decreased due to changes made during the second quarter of 2016 to lower the rates charged by our outside consultants and other discretionary advisors. In the short term we may experience an increase in audit and tax related costs as we approach our year end. In the long run we may realize a decline in general and administrative expenses as a result of technology improvements that will allow us to reduce overhead costs as we optimize our operating environment and streamline our processes.

Product Development. Product development costs for the three month period ended September 30, 2016 were approximately $2,600 (or less than 1% of revenues), as compared to approximately $268,800 (or 2% of revenues) in 2015. We capitalized approximately $246,900 in internally developed software costs, of which $127,300 related to Certificate-on-Device (CoD) credentialing tools and applications and $119,600 related to costs associated with certification of our Public Key Infrastructure (PKI) authority to operate and issue identity credentials. We anticipate additional capitalization of software costs during the fourth quarter of 2016. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the go to market efforts for new product solutions.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended September 30, 2016 was approximately $84,800 as compared to approximately $93,000 in 2015.  There were no material increases in our depreciable asset base during the quarter.

Interest Income. Interest income for the three month period ended September 30, 2016 was approximately $3,000, as compared to approximately $7,000 in 2015.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 was approximately $20,900 as compared to approximately $30,900 in 2015.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during the third quarter of 2015. There were no significant changes in the interest rate associated with debt repaid during the three months ended September 30, 2016.

Income Taxes. Income tax expense for the three month period ended September 30, 2016 was approximately $8,300, as compared to approximately $69,800 in 2015.  Income tax expense for the three month period ended September 30, 2016 predominantly consist of current taxes payable on foreign earnings in the Republic of Ireland, largely offset by tax benefits realized due to vesting of restricted stock awards during the quarter.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended September 30, 2016 was approximately $148,000, as compared to approximately $1.8 million in the same period last year.

Results of Operations

Nine Months Ended September 30, 2016 as Compared to Nine Months Ended September 30, 2015

Revenues. Revenues for the nine month period ended September 30, 2016 were approximately $60.2 million, an increase of approximately $8.0 million (or 15% of revenues) as compared to approximately $52.1 million in 2015. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
Service Mix	2016	2015	Variance
	(Unaudited)
Carrier Services	$35,721,245	$27,422,307	$8,298,938
Managed Services	24,441,900	24,700,864	(258,964)

	$60,163,145	$52,123,171	$8,039,974

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to the same period last year as a result of the recognition of task orders implemented and related to our DHS BPA contract.

▪	Our managed services were lower due to a decrease of approximately $2.6 million in software reselling activities (approximately $3.1 million in 2016 as compared to approximately $5.7 million in 2015), partially offset by an increase in mobile device accessory sales (approximately $2.0 million in 2016 as compared to approximately $0.6 million in 2015) and expansion of managed services for existing customers. Additionally, our revenues were lower due to the negative impact of approximately $203,000 in currency fluctuations related to Brexit.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2016 was approximately $48.6 million (or 81% of revenues), as compared to approximately $42.1 million (or 81% of revenues) in 2015. The dollar basis increase was due to higher carrier services cost and higher labor costs required to manually fulfill a large number of task orders issued by federal customers with decentralized operations, partially offset by lower reselling costs. We are proactively working with our federal customers that have highly decentralized operational centers to consolidate and streamline their service delivery requirements.

Gross Profit. Gross profit for the nine month period ended September 30, 2016 was approximately $11.6 million (or 19% of revenues), as compared to approximately $10.0 million (or 19% of revenues) in 2015. The dollar basis increase in gross profit was the result of higher margin device and accessory sales and to a lesser extent a higher ratio of high margin managed services as compared to 2015. Our gross profit may fluctuate depending on the ratio of managed services to carrier services.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2016 was approximately $2.1 million (or 3% of revenues), as compared to approximately $2.3 million (or 4% of revenues) in 2015. The decline in sales and marketing reflects continued changes made during the first and second quarter of 2016 to streamline our sales labor resources and sales commission agreements in a manner that incentivizes our salesforce to pursue and close recurring higher margin business.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2016 were approximately $10.6 million (or 18% of revenues), as compared to approximately $11.0 million (or 21% of revenues) in 2015. General and administrative expense decreased due to changes made during the first and second quarter of 2016 to lower office rent and the rates charged by our outside consultants and other discretionary advisors.

Product Development. Product development costs for the nine month period ended September 30, 2016 were approximately $261,000 (or 1% of revenues), as compared to approximately $228,000 (or 1% of revenues) in 2015. We capitalized approximately $480,300 in internally developed software costs of which $343,900 related to CoD credentialing tools and applications, $119,600 related to costs associated with our PKI authority to operate and issue identity credentials and the remainder related to other software applications. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the development and go to market efforts for new product solutions.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the nine month period ended September 30, 2016 was approximately $269,000 as compared to approximately $283,200 in 2015.  The decrease reflects a lower depreciable base due to fully depreciated assets.

Interest Income. Interest income for the nine month period ended September 30, 2016 was approximately $10,600, as compared to approximately $17,900 in 2015.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2016 was approximately $61,100 as compared to approximately $111,250 in 2015.  The decrease in interest expense is due to repayment of over $2.0 million in principal payments during the nine months ended September 30, 2015. There were no significant changes in the interest rate associated with long term debt during the nine months ended September 30, 2016.

Income Taxes. Income tax expense for the nine month period ended September 30, 2016 was approximately $21,000, as compared to approximately $147,200 in 2015.  Income tax expense predominantly consists of current taxes payable on foreign earnings in the Republic of Ireland; however, these taxes have been largely offset by tax benefits realized due to vesting of restricted stock awards during the first quarter of 2016.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the nine month period ended September 30, 2016 was approximately $1.7 million, as compared to approximately $4.3 million in 2015.

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

At September 30, 2016, the Company’s net working capital was approximately $7.0 million as compared to approximately $8.0 million at December 31, 2015. The decrease in net working capital was primarily due to net losses incurred while continuing to fund business development efforts and additional product development and promotion costs to bring our Certificate-on-Device solution to market. We utilized available cash and our line of credit to manage through short term collection timing differences during the nine month period ended September 30, 2016.

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

For the nine months ended September 30, 2016, net cash used in operations was approximately $1.2 million driven by current year operating losses, foreign currency transaction losses and temporary collection timing differences.

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

For the nine months ended September 30, 2016, cash used in investing activities was approximately $0.6 million and consisted of capitalized internally developed software costs substantially related to our Certificate-on-Device credentialing tools and applications; and to a lesser extent normal replacements of computers and peripheral equipment used in operating and administrative functions.

For the nine months ended September 30, 2015, cash used in investing activities was approximately $0.5 million and consisted of capitalized internally development software costs related to our Public Key Infrastructure software certificate credentialing tools and applications and continuing property and equipment expenditures aimed at enhancing our internal infrastructure to support Certificate-on-Device growth.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the nine months ended September 30, 2016, cash provided by financing activities was approximately $0.6 million primarily reflecting scheduled term debt repayments of approximately $0.7 million, partially offset by net line of credit advances. The Company was advanced approximately $18.2 million and repaid approximately $18.1 million in line of credit advances.

For the nine months ended September 30, 2015, cash provided by financing activities was approximately $0.7 million primarily reflecting scheduled term debt repayments of approximately $2.0 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced approximately $15.8 million and repaid approximately $13.8 million in line of credit advances.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

For the nine months ended September 30, 2015, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to depreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the existence of the material weaknesses discussed below in “Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to provide such reasonable assurances.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that we discovered during our assessment of ICOFR and were not remediated during the financial close process for the three month period ended September 30, 2016. Management started to implement its remediation plan during the third quarter of 2016 and such efforts were focused on: 1) evaluating contract and billing solutions that are capable of managing internal workflow and changes and delivering invoices to customers; 2) evaluating electronic payroll solutions that are capable of replacing largely manual human resources, timekeeping and payroll processing functions currently used throughout the Company; and 3) retaining documentation to evidence effectiveness of entity level controls. Management is also evaluating certain workflow technologies that may be capable of further streamlining largely manual financial reporting processes. Management believes that as its plan is implemented it will remediate identified material weaknesses identified.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3    DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4    MINE SAFETY DISCLOSURES

None

ITEM 5    OTHER INFORMATION

On November 4, 2016, we entered into a modification of our Business Loan Agreement with Cardinal Bank that: 1) decreased the our borrowing base as a percentage of qualified government and commercial receivables from 75% to 65% and 2) decreased the minimum after-tax net income requirement from $200,000 to $1.00 for the fourth quarter of 2016. In addition, on November 4, 2016, we obtained a waiver from Cardinal Bank for our non-compliance under the Business Loan Agreement with the minimum after tax net income requirement of at least $1.00 for the third quarter.

ITEM 6.    EXHIBITS

EXHIBIT NO	DESCRIPTION

10.1	Waiver from Cardinal Bank dated November 4, 2016

10.2	Change in Terms Agreement with Cardinal Bank dated November 4, 2016

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date:	November 9, 2016	/s/ STEVE L. KOMAR
Steve L. Komar
President and Chief Executive Officer

Date:	November 9, 2016	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer