Form 10-K
period 2016-12-31
WIDEPOINT CORP
filed 2017-03-30
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE MKT on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,507,000.

As of March 30, 2017, there were 82,814,322 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

▪	Our ability to achieve profitability and positive cash flows;
▪	Our ability to renew or replace our credit facility on favorable terms or at all;
▪	Our ability to raise additional capital on favorable terms or at all;
▪	Our ability to gain market acceptance for our products;
▪	Our ability to compete with companies that have greater resources than us;
▪	Our ability to penetrate the commercial sector to expand our business;
▪	Our ability to successfully implement our strategic plan;
▪	Our ability to continue to deliver contracted services and products to our existing customers;
▪	Our ability to sell higher margin services; and
▪	Our ability to retain key personnel.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of communications solutions and federally certified secure identity management solutions to the government and commercial sectors. We provide a professional services solution that is centered on the use of our proprietary advanced and federally certified software solutions.

Our hosted solutions have a comprehensive set of functional capabilities that can be used by any customer to meet a comprehensive set of functional, technical and security requirements for telecom lifecycle management. Our solutions are designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development.

Our hosted solutions are accessible on-demand through a secure proprietary portal and provide our customers with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy compliant identity management solutions that provide secured virtual and physical access to restricted environments. The more our customers use our software solutions to automate complex transactional processes and resulting expenses associated with their technology assets the less money and resources are required on our end to deliver high quality solutions at a price within our customer’s budget.

Our Solutions

Our solutions offer our client’s the ability to securely enable and manage their mobile workforces as described:

▪	Telecom Life Cycle Management – We offer comprehensive telecom lifecycle management solutions delivered in a hosted and secure multi-modal delivery environment. Our solutions provides full visibility of telecom assets for our clients thereby enabling our clients to secure and efficiently manage all aspects of telecom assets all the while reducing the overall cost of ownership. We offer state-of-the-art call centers that are available 24/7 to help our users stay productive.

▪	Telecom Analysis – We offer a flexible set of analytical solutions including bill presentment, subscriber data intelligence and hosted voice analytics.

▪	Mobile and Identity Management – We offer trusted digital identities for internet-based enterprise applications as described further below:

o	Digital Certificates and Credentials – We offer External Certificate Authorities (ECA) and Access Certificates for Electronic Services (ACES) digital certificates for conducting business with the government as well as access to online services.

o	PIVotal ID™ for Business – We offer Personal Identification Verification (PIV-I) credentials that are approved by the Federal Bridge and the Department of Defense (DOD) as an approved PIV-I provider.

o	Certificate-on-Device – Our Cert-on-Device solution is a robust internally developed service that provides secure digital certificates to all types of mobile devices in order to enhance the information security assurance level of mobile transactions and access to corporation networks, databases and other IT assets.

o	Mobile Security – We offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.

Sales and Client Acquisition

We primarily sell our products and services via business to business (B2B) or business to government (B2G) model. We use a direct and an indirect sales model to sell our services and the type of sales approach we use often depends on the nature of the opportunity. Our sales cycle is long and is often affected by many factors outside of our control including but not limited to client specific proposal and acquisition processes, unique client service requirements, the client’s timetable and urgency, changes in key leadership and/or personnel that slows down the proposal or project, budgetary funding and other constraints, and many other factors that may lengthen the sales cycle. Many of these variables are outside our control and we attempt to manage the financial impact on us by building a large pipeline with opportunities that have overlapping sales cycles.

We may utilize one or more of the following approaches to fill our sales pipeline:

Direct Sales Approach. We utilize an in-house sales team to manage the entire federal, state and local sales process including lead generation, product demonstrations, proposal creation and submission, contract negotiation and closing and final transition of closed deals to the operations team. We utilize a direct sales approach in the U.S market to identify, sell and close both commercial and government opportunities. Sales commissions are paid to our direct sales representative over the life of the initial contract term on a declining or at a fixed rate as a percentage of net collected gross managed service revenues.

Indirect Sales Approach. We outsource our lead generation and certain business development activities through third party channel partners. Our channel partners understand our product and service offerings and they utilize their sales team to generate leads and connect us with prospective clients using their extensive networks. Channel partners are compensated in the form of a sales commission for deals that are successfully closed. Sales commissions have historically been paid over the life of the initial contract term as a percentage of net collected gross managed service revenues.

Strategic Partner and Alliance Sales Approach. Strategic partnerships and alliances provide us with additional access to potential clients. We may team up with other companies and competitors to bid on a project that includes one or more of our services as part of a larger service solicitation. In these types of arrangements we may operate as either the prime contractor or subcontractor.

Our global sales team has a wide variety of skills and expertise to cultivate qualified leads and guide our prospective customers towards finding a solution that meets their organization’s goals and objectives.

Marketing and Branding

Our marketing strategy is to build our brand and increase market awareness of our solutions in our target markets that will allow us to successfully build strong relationships with key decision markers involved in the sales process on the customer side. Key decisions makers typically consist of information technology executives, finance executives and managers of communications assets and networks.

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

We also publish white papers relating to telecom life cycle management and identity management issues and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our solutions can address many of these risks to an organization.

Client Concentrations

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in the capacity as the prime contractor, or as a subcontractor. We believe that contracts with federal government agencies in particular, will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial clients. Accordingly, changes in federal government fiscal or spending policies (including continuing budget resolutions) will directly affect our financial performance.

We expect our federal customers to be motivated to meet their organizational missions for cybersecurity and objectives to minimize telecommunications and other significant costs in this challenging environment. We believe these actions may result in lower profit margins across the federal contracting industry in whole if government spending in all areas is reduced; however, we believe we have an attractive set of solutions for both the cybersecurity and cost savings arenas.

Our government client base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S., Canada, Europe and the Middle East. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from a relatively small number of federal government contracts.

Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the size and number of commercial customer contracts.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon General Services Administration (“GSA”) Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

▪	Department of Health and Human Services Telecommunications Inventory and Expense Management Solutions contract.

▪	The Federal Bureau of Investigation Explosive Reference Tool (EXPeRT).

▪	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

o	GSA Alliant Small Business
o	GSA Networx
o	GSA Connections II
o	National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)
o	Defense Logistics Agency (DLA) Program Management and Support Services (PMSS)
o	Solutions for Enterprise-Wide Procurement (SEWP)
o	Department of Justice Information Technology Support Services (“ITSS”) 3 contract

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

Product Development and Technology Solution Enhancements

We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and our customizing a solution to meet our customer’s organizational requirements, if necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current development activities are focused on the integration of our software based platforms, certain enhancements to improve the delivery of our information technology services delivered through these platforms.

We utilize a standard architecture to ensure enhancements are subject to appropriate oversight and scrutiny and a consistent and efficient process. Our development team is comprised of professionals with hands-on technical and practical client-side development experience. We believe this allows us to design and deploy enhancements that can resolve real-world problems in a timely manner.

We funded and expensed strategic product development initiatives including Certificate-on-Device, derived credentialing and other credentialing offerings as well as platform and portal integrations and other product and portal enhancements totaling approximately $699,000 in 2016 and $673,000 in 2015. In 2017, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with client integrations.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at six (6) data centers located in Ireland, Ohio, North Carolina and Virginia, which we may consolidate in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We deploy monitoring technology that continuously checks the servers and key underlying components at regular intervals for availability and performance, ensuring availability to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Competition and Pricing

Our competitive market is highly fragmented and we compete with companies from a variety of market sectors. Many of our competitors have greater resources than us and are often able to offer more scale and more services for larger prospective clients seeking a total technology solution set in our target market. Our key competitors currently include Tangoe, Inc., Calero, KEYW Holding Corporation, Verisign, Identrust, SureID, DigiCert, Entrust, and other organizations; all of which have varying specialties within the telecommunications market place. Due to our significant federal government contract concentrations we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.

Prospective clients in our target market use a wide array of contract vehicles to purchase technology services ranging from individual purchase orders, awards or consolidated service contracts that cover a range of technology services, of which we may or may not be able to provide all of the services to serve as the prime contractor. The same companies that are our competitors will, at times, team with us or subcontract with us in the pursuit of consolidated opportunities from very large Fortune 100 companies.

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

Employees

As of December 31, 2016, we had approximately 279 full-time employees (237 in the U.S. and 42 in Europe). We periodically engage additional consultants and employ temporary employees. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Risks Related to our Business and our Industry

We have had a history of losses, and we may be unable to achieve and sustain profitability.

We have had a history of net losses over the last four years in excess of $5.0 million. The amount of spending contributed to our significant operating losses and placed a significant strain on our available cash and potentially access to future credit facilities due to the recurring net losses. Also, customer cost cutting initiatives and aggressive pricing pressure from our closest competitors put downward pressure on pricing for our services and negatively affected our earnings. We used cash from operations, debt and capital raises to fund an acquisition, internal infrastructure improvement projects, product development research related to Cert-on-Device and to expand sales and marketing activities to prepare for going to market with our new solutions. Generating positive cash flow and net income in the future will depend on our ability to efficiently run our core business, execute a number of planned cost reduction initiatives, significantly reduce and/or eliminate spending on research and development projects and successfully execute our on our strategy of growing of business through sales of higher margin services.

There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability will decrease our long-term viability and place a significant financial strain on the business.

We currently have access to a credit facility agreement that expires on April 30, 2017 and we may be unable to renew or replace such facility on favorable terms or at all

Historically, we have had access to a credit facility, which consists of a variable line of credit and a fixed term note to fund acquisition growth and working capital. Our credit facility expires on April 30, 2017 and we were not in compliance with our financial covenants required under the facility as of December 31, 2016. Although we are currently working with Cardinal Bank and other lenders, and believe that we will be able to have access to a credit facility, it is possible that we may be unable to renew our existing facility or replace it on favorable terms. If we are able to renew or replace our credit facility, it will likely require us to maintain financial and other covenants that we may be unable to maintain and negatively impact our operations. Failure to comply with such covenants could result in our lender accelerating in part or in full payment of all unpaid principal and interest. If we are unable to renew or replace our credit facility in the future, on favorable terms or at all, our business and operating results will suffer and we will need to obtain additional funding to meet our working capital needs, which may not be available on favorable terms or at all. If we are unable to obtain such funding, we may be required to significantly cut back our operations, sell assets or cease operations.

We may need to obtain additional funding to meet our future capital needs and we may be unable to raise additional capital on favorable terms or at all. If we are unable to obtain such financings, we may be required to significantly cut back our operations, sell assets or cease operations.

We may likely require additional funding to support our operations, product development, sales and marketing and any future acquisitions. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, defer potentially favorable acquisitions, and/or sell some or all of our assets. We are working to strategically realign our organization and reduce our operating expenses in order to operate more efficiently and grow our business. If demand for our products and services does not increase, our business and operating results will suffer. There is also no guarantee that we will be able to raise additional capital on favorable terms, or at all, and any inability to raise additional capital could have an impact on our ability to continue to operate our business.

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

The markets for the services and products we provide are highly competitive and rapidly changing due to changes in technology. We compete frequently for client engagements against companies with greater resources than ours. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include mobile communications technology, cyber security technology, and solution providers and one or more large communications carriers, enter our market. Some of these competitors, such as large communications carriers, may offer similar and/or expanded solutions as part of a broad outsource offering for mobile communications services. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

In addition, due to competitive factors, such as access to customers or the development of superior products of services, our business will be harmed if we are unable to gain market acceptance of our products. Since we have less resources than our competitors, the failure of one of our products or services to gain market acceptance will cause us greater harm due to the costs involved in developing or acquiring new products and services as we must carefully consider the allocation of our resources given our financial position. Furthermore, larger companies tend to hold a significant advantage over us with potential customers due to their name brand recognition, longevity and resources. Any failure to gain market acceptances of our products and services will have a material adverse impact on our operations and our ability to continue our business.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our cash operating expenses, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated on the time frame that we had anticipated, such as the Coast Guard, or at all or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Additionally, our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

▪	the contractual terms and timing of completion of projects, including achievement of certain business results;

▪	the acceptance of our products to commercial or government customers;
▪	decreases in the budgets for government customers;
▪	the contractual terms and timing of completion of projects, including achievement of certain business results;
▪	any delays incurred in connection with projects or expected new sales or customers;
▪	the adequacy of provisions for losses and bad debts;
▪	the accuracy of our estimates of resources required to complete ongoing projects;
▪	loss of key highly skilled personnel necessary to complete projects; and
▪	general economic conditions.

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

IT-based services offered through our portfolio of products, services, and solutions could become obsolete due to rapid technological changes and frequent new product and service introductions by our competitors in the mobile, cyber security and communications industries. Additionally, frequent changes in mobile computing hardware and software technology, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions could affect our ability to efficiently deliver our services. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. Customers may require customized transactional and reporting capabilities that our current solution does not have and/or may be cost prohibitive to develop to meet the customer’s requirements and ensure our contract is profitable. In addition, the development of new products and services comes with a high degree of uncertainty with regard to return on investment and involves significant time and financial resources to action, as there is no guarantee that the funds and time spent on developing such products will ever generate a return. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

We may lose money if we do not accurately price our products and services or estimate the costs of fixed-price engagements.

We are working towards growing our business profitability. The development and sale of new products, involves estimates of (i) our actual costs and expenses, (ii) prices that the customers will pay and (iii) other factors, some of which may be beyond our control. Our inability to accurately price and sell our products at an acceptable profit margin that customers are willing to pay will have a negative impact on our business. In addition, some of our projects may be based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. The long-term nature of our contracts means that our failure to accurately price our products can have a negative impact over a number of years. Our failure to accurately estimate or manage the resources required for a project (including appropriate overhead and general and administrative support costs), client driven actions that causes our original project plan to be delayed, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

Our clients could unexpectedly terminate their contracts for our services.

Some of our contracts can be canceled by the client for convenience with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more significant customers could have an adverse impact on our results of operations.

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, could have a material adverse effect on results. Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from the U.S Federal Government and a relatively small number of large multinational customers. For the years ended December 31, 2016 and 2015, revenues from the Department of Homeland Security as a percentage of consolidated revenues represented approximately 62% and 49%, respectively.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies and defense agencies in particular, will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. defense budget could directly affect our financial performance. Currently, we are unable to assess whether the new Trump administration will propose budget cuts that impact the agencies that purchase our products and services. Among the factors that could harm our business are:

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

Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have created redundancy and back-up systems, any such failures by us could result in claims by our clients for substantial damages against us. Additionally, in the event we manage third party services on behalf of our customers and fail to execute in approved changes requested by our customers it could result in claims asserted by our clients for substantial damages against us. Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage that mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our clients for these types of claims could still exceed our insurance coverage and be material in amount and affect our business, financial condition and results of operations.

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

As of December 31, 2016, we had aggregate federal net operating loss carry-forwards of approximately $31.9 million and state net operating loss carry-forwards of approximately $28.5 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our key operational managers and subject matter experts to run our core operations. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives. We do not maintain key man life insurance with respect to any of our key executives and subject matter experts.

We plan to continue to replenish our ranks with the best available talent to optimize our workforce to do more with less resources. We face intense competition for qualified individuals from numerous consulting, technology, software and communications companies. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of qualified personnel to support our growth. New hires may require significant training and may take significant time before they achieve full productivity. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

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

Most if not all federal, state and local government, as well as commercial contracts are awarded through a competitive procurement process that could be a year or more from the initial solicitation to final contract award. We expect that much of the business we seek in the foreseeable future will be awarded through competitive procedures and similar lengthy sales cycle. Competitive procurements impose substantial upfront costs and present a number of risks, including:

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

Our failure to obtain and maintain security certifications and necessary security clearances may limit our ability to perform classified work directly for government clients as a prime contractor or subcontractor, which could cause us to lose business.

Some government contracts require us to maintain both federal and industry recognized security certifications of our systems, facility security clearances, and require some of our employees to maintain individual security clearances. If we are unable to maintain security certifications of our systems, or our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, our client may have the right to terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security certifications and clearances for a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenues anticipated from the contract, which, if not replaced with revenues from other contracts, could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new contracts for similar work.

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

The markets for our information technology solutions are changing due to technological advances and innovations, and it is not certain whether our services will keep up with our changing environment, achieve market acceptance and/or sustain high demand for our services. Some potential customers have invested substantial personnel and financial resources into developing internal solutions for communications management, so they may not perceive the benefit of our external solution. If potential customers do not perceive the benefits of our products, services and solutions, then these markets may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and profitability.

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

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers may already have partial managed mobility solutions in place under fixed-term contracts, which may limit their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last up to one year or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer’s organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

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

The successful implementation of our strategic goals is dependent in part on strategic relationships with our channel partners to offer our solutions to a larger customer base than we can reach through our current direct sales and marketing efforts.

Our success depends in part on the ultimate success of our channel partners and their ability to effectively market and sell our solutions. Some of these third parties may have previously entered, and may in the future enter, into strategic relationships with our competitors. Further, many of our channel partners have multiple strategic relationships and they may not regard us as significant to their businesses. Our channel partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our communications management solutions. Our channel partners also may interfere with our ability to enter into other desirable strategic relationships.

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

A key part of our service delivery involves the use of internally developed software solutions. If our software solutions contain undetected defects or errors that affect our ability to process customer transactions, prepare reports and/or deliver our services in general it may result in a failure to perform in accordance with customer expectations and could result in monetary damages against us. Because our customers use our software products for important aspects of their businesses, any defects or errors in, or other performance problems with, our software products could hurt our reputation and may damage our customers’ businesses. If that occurs, we could be required to issue substantial service credits that reduce amounts invoiced to our customers, lose out on future sales or our existing customers could elect to not renew their customer agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources from software enhancements. If our software products fail to perform or contain a technical defect, a customer might assert a claim against us for damages. Whether or not we are responsible for our software’s failure or defect, we could be required to spend significant time and money in litigation, arbitration or other dispute resolution, and potentially pay significant settlements or damages.

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

Risks Related To Our Common Stock

The future sale of shares of our common stock may negatively affect our common stock price and/or be dilutive to current stockholders.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital for acquisitions or other general corporate purposes, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders influence on matters on which our stockholders vote, and might dilute the book value of our common stock. There is no assurance that we will not seek to sell additional shares of our common stock in order to meet our working capital or other needs in a transaction that would be dilutive to current stockholders.

Our common stock price has been volatile.

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock.

The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

▪	public announcements concerning us, our competitors or our industry;
▪	fluctuations in operating results;
▪	additional financings or capital raises;
▪	introductions of new products or services by us or our competitors;
▪	changes in analysts’ earnings estimates;
▪	the failure the meet the expectations of analysts;
▪	announcements of technological innovations;
▪	additional sales of our common stock or other securities;
▪	our inability to achieve and sustain profitability; or
▪	our inability to gain market acceptance of our products and services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased other than our operations office in Lewis Center, Ohio (“Lewis Center Facility”); which is owned, and carries a mortgage obligation of approximately $432,400. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. We are currently working on selling our Lewis Center Facility and expect to enter into a lease arrangement for a different location in Columbus, Ohio following such transaction. The sale of our Lewis Center Facility is expected to generate gross proceeds of $750,000. The following table presents our property locations at December 31, 2016 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

7926 Jones Branch Drive, Suite 520	McLean, VA 22102	August 2019	5,437	$24	$129,600
1736 South Park Court, Suite 201	Chesapeake, VA 23320	April 2017	2,377	$16	$38,400
825 North Cass Avenue, Suite 112	Westmont, IL 60559	October 2017	888	$14	$12,000

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2019	11,852	$26	$307,300
101 Green Meadows Drive South	Lewis Center, OH 43035	n/a	7,600	n/a	n/a
2 Eaton Street Suites 800/807	Hampton, VA 23669	November 2019	4,519	$15	$65,700
280 Pinehurst Avenue Suite B	Southern Pines, NC 28387	Month to Month	2,500	$10	$24,000

The following table presents our property locations at December 31, 2016 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$33	$197,519
Atlantic House, Imperial Way	Reading, Berkshire RG2 OTD, England	June 2018	250	$118	$29,400
Beechavenue 30,	1119PV Schipol Rijak, The Netherlands	October 2018	600	$12	$7,000

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT under the symbol “WYY”. The stock prices listed below represent the high and low closing prices of our common stock on the NYSE MKT for each of the periods indicated below:

	2016		2015
Period	High	Low	High	Low
December 31,	$0.84	$0.39	$0.99	$0.64
September 30,	$0.64	$0.37	$2.30	$0.70
June 30,	$0.94	$0.59	$2.03	$1.29
March 31,	$0.75	$0.47	$1.75	$1.27

Holders

As of the close of business on March 16, 2017, there were 121 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements and notes thereto. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially.

Organizational Overview

We were incorporated on May 30, 1997 under the laws of the state of Delaware. We are a leading provider of federally certified secure identity management and communications solutions to the government and commercial sectors. Our on-demand solutions offer a suite of advanced and federally certified proprietary software solutions designed to enable secure identity management and manage the complex processes and expenses associated with complex communication assets and services of any enterprise.

Strategic Focus

Our strategic focus is to modify, improve and optimize areas within the Company that will allow us to consolidate and streamline the operations of the business. We believe that reshaping our environment can create a more unified set of operational efficiencies that will enable us to more efficiently use our personnel and other resources to scale and grow our revenues and earnings.

We are also presently evaluating roles and responsibilities throughout the Company and focusing on eliminating non-value added activities, automating manual processes and recruiting more experienced talent where required and eliminating redundant and expensive legacy resources. We are also reviewing all client relationships and profitability and commencing corrective actions to improve profitability and/or eliminate unprofitable and challenging clients. We are considering a number of cost savings initiatives including consolidation of our physical locations and technology platforms and driving cost savings from our largest suppliers.

All of these actions will require a significant amount of time and effort to execute and there is no guarantee that we will be able to achieve all of these objectives in 2017. We believe these actions will put us on the right path towards returning to generating positive earnings and cash flow in the long term.

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

Revenue Recognition

The Company provides a managed service solution model to its customers. Our managed services solutions may require a combination of labor, third party products and services. Our managed services are generally not interdependent and our requirements to earn and bill for our services are completed on a monthly basis. We do not typically have undelivered elements in these arrangements would require us to spread our revenue over a longer period of time.

A substantial portion of our revenues are derived from firm fixed price contracts with the U.S. federal government that are fixed fee arrangements tied to the number of devices managed. Our actual reported revenue may fluctuate month to month depending on the hours worked, number of users, number of devices managed, actual or prospective proven expense savings, actual technology spend, or any other metrics as contractually agreed to with our customers. Our revenue recognition policies for our managed services solution is set forth below based on the type of service:

▪	Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale and sensitive to significant changes in per user or device counts which form the basis for monthly charges. Revenue is recognized upon the completion of the delivery of monthly managed services based on user or device counts or other metrics. Managed services are not interdependent and there are no undelivered elements in these arrangements.

▪	Telecommunications carrier invoice management and payment services require the Company to procure, process and pay communications carrier invoices. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans. For arrangements in which we do not have such economic risk we recognize revenues and related costs on a net basis.

▪	Telecommunications audit and optimization services are professional services conducted over a specified period of time. We earn professional fees for our services based on actual time incurred and/or as a percentage of proven savings delivered for contingent audit services. The Company recognizes revenues for professional services performed based on actual hours worked and actual costs incurred. The Company recognizes contingent based service arrangements when our savings results are verified by the carrier and accepted by the customer. Contingent fees earned are calculated based on projected or proven savings multiplied by an agreed upon recovery rate. Cost associated with contingent fee arrangements are recognized as incurred.

▪	Reselling services require the Company to acquire third party products and services to satisfy customer contractual obligations. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We recognize revenues earned for arranging the transaction and any related costs.

▪	Identity management and identity services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. Credentialing services are not bundled and do not include other obligations to deliver. Revenue is recognized from the sales of credentials to an individual or organization upon issuance or in the case of bulk sales or consoles upon issue or availability to the customer for issuance. There is no obligation to provide post contract services in relation to certificates issued and consoles delivered. Certificates issued have a fixed life and cannot be modified or reissued.

▪	Technical consulting services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. The Company recognizes revenues for professional services performed based on actual hours worked and actual costs incurred.

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2016.

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

The Company has approximately $18.5 million of goodwill as of December 31, 2016. The fair value of the Company’s reporting unit is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2016. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

Allowance for Doubtful Accounts

The Company has not historically maintained an allowance for doubtful accounts for its federal government customers. Allowances for doubtful accounts relate to commercial accounts receivable and such an allowance represents management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms or for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable against the allowance established after management determines that such accounts are ultimately uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense.

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

During the year ended December 31, 2016, the Company recorded provisions for bad debt expense related to a development stage commercial customer totaling approximately $274,000, which was partially offset by recoveries of approximately $20,000. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Share-Based Compensation

The Company issues share-based compensation awards to employees and directors upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life (in years) of approximately five (5) to seven (7) years.

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

2016 Results of Operations

Year Ended December 31, 2016 Compared to the Year ended December 31, 2015

Revenues

Revenues for the year ended December 31, 2016 were approximately $78.4 million, an increase of approximately $7.6 million (or 11%), as compared to approximately $70.8 million in 2015. Our mix of revenues for the periods presented is set forth below:

	YEAR ENDED
	DECEMBER 31,		Dollar
Revenue Mix	2016	2015	Variance

Carrier Services	$44,276,969	$37,499,954	$6,777,015
Managed Services	34,143,895	33,338,063	805,832

	$78,420,864	$70,838,017	$7,582,847

We believe the following factors contributed to higher revenues:

▪	Our carrier services were higher compared to same period last year as a result of the recognition of equipment and additional carrier service task orders issued related to our U.S Department Homeland Security (“DHS”) blanket purchase agreement (“BPA”) contract award. There presently are two major components agencies remaining under our DHS BPA contract that have not yet issued initial task orders: the U.S. Coast Guard and Federal Emergency Management Agency (FEMA). Our carrier services revenues could continue to expand if any of these remaining agencies issue task order awards. Carrier services could increase or decrease as a result of the number of mobile devices under management and the extent of usage of those mobile devices.

▪	Our managed services were higher as a result of increases in mobile device and accessory services and to a lesser extent increases in identity credentialing and services, partially offset by the full year negative impact of the decline in Pound Sterling currency denominated contracts. There were a number of new revenue generating contracts that were delayed due to the decision of the United Kingdom (U.K.) to exit the European Union common community (Brexit) and other regulatory matters.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 was approximately $64.4 million (or 82% of revenues) as compared to approximately $57.6 million (or 81% of revenues) in 2015. The dollar basis increase in cost of revenues was predominantly attributable to increased costs associated with carrier services and mobile accessory sales. We anticipate incurring between $0.5 million and $0.8 million in costs to complete the migration of customers using our old legacy telecom life cycle management platform to our next generation platform during fiscal 2017.

Gross Profit

Gross profit for the year ended December 31, 2016 was approximately $14.0 million (or 18% of revenues), as compared to approximately $13.2 million (or 19% of revenues) in 2015.  A substantial portion of our gross profit dollars are derived from our managed services component of our revenue mix. The dollar basis increase in gross profit was driven by increased sales of higher margin managed services to existing customers, partially offset by higher labor costs due to the amount of effort required to manage a large federal government agency with a large number of decentralized locations. We are working to consolidate our service delivery and billing activities to improve our gross profit. In future periods, we expect to focus our efforts on retaining and growing profitable client accounts, emphasizing sales of higher margin recurring services, and continuing to complete the transition of existing clients to our next generation solution.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2016 was approximately $2.7 million (or 3% of revenues), as compared to approximately $3.0 million (or 4% of revenues) in 2015.  The decrease in sales and marketing was due to turnover in our sales team and reductions in lead generation services and other development costs that we believe are not generating the return on investment expected. We are strategically focused on identifying sales account executives and high quality lead generation suppliers that can support our aggressive target market penetration goals. We are believe that our sales and marketing spend will increase over time as we push forward with our aggressive sales growth initiatives, introduce new products and services, move forward with strategic sales alliances and co-marketing activities and promote of our services. We anticipate further reductions in sales and marketing expense as cost reduction initiatives are executed in 2017.

General and administrative expenses for the year ended December 31, 2016 were approximately $14.5 million (or 18% of revenues), as compared to approximately $14.6 million (or 21% of revenues) in the same period last year.   The decrease in general and administrative expense due to reductions in professional fees as compared to 2015, partially offset by current year provisions for bad debt expense related to a development stage commercial customer totaling approximately $274,000, which was partially offset by recoveries of approximately $20,000. We anticipate further reductions in general and administrative expense as cost alignment and reduction initiatives are executed in 2017.

Product development costs for the year ended December 31, 2016 were approximately $699,000 as compared to approximately $673,000 in 2015. Product development costs include direct labor, outside consultants, subject matter experts and material costs. We continued development activities associated with our Cert-on-Device identity management solution and our international bill presentment software solution. We incurred product development costs of approximately $901,800 in 2016, of which we capitalized approximately $202,800 related to our international bill presentment software solution. The Company initially capitalized approximately $441,000 of software development costs associated with its certificate-on-device solution set during the second and third quarter of 2016; however, during the fourth quarter of 2016 we lost access to a key integrator for this solution and made a decision to write-off previously capitalized software development costs. We did not capitalize any software development costs related to these development activities in 2015. We believe the timing and amount of capital spent on product development and routine maintenance costs to vary from time to time depending on the life cycle of our technology solutions. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver relevant solutions our clients demand. We anticipate further reductions in the short run as cost alignment and reduction initiatives are executed in 2017.

Depreciation expense for the year ended December 31, 2016 was approximately $358,600, as compared to approximately $383,300 in 2015.  We purchased capital assets of approximately $274,700 in 2016 as compared to $413,600 in 2015. Our pool of depreciable assets higher in 2016 as compared to 2015 and resulted in higher depreciation expense.  We anticipate additional infrastructure investments in computer equipment and other hardware to maintain our technology infrastructure and to respond to anticipated capacity requirements as we grow our revenue base.

Other Income (Expense)

Interest income for the year ended December 31, 2016 was approximately $14,600, as compared to approximately $23,000 in 2015.  This decrease was due to lower amounts of invested cash and cash equivalents being held in interest bearing accounts and the length of time these increased deposits were earning interest compared the same period last year.

Interest expense for the year ended December 31, 2016 was approximately $72,200 (or less than 1% of revenues), a decrease of approximately $70,300, as compared to approximately $142,500 (or less than 1% of revenues) of interest expense in 2015. The decrease in interest expense is due to the settlement of seller financed promissory notes during the first and second quarter of 2015. There were no significant interest rate changes associated with outstanding interest bearing debt during 2016.

Other income for the year ended December 31, 2016 was approximately $13,500 as compared to $33,000 in 2015. The decrease was due to the expiration of a sublease agreement that expired during the end of 2015. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax benefit for the year ended December 31, 2016 was approximately $73,400, as compared to approximately $81,800 in 2015. Income tax benefit in 2016 predominantly reflects a benefit from a domestic state tax refund of approximately $50,100 due to a change in filing status and approximately $20,000 foreign deferred tax benefit related to timing differences. All federal, state and foreign net operating losses are fully valued for tax purposes and as a result, the principal component of income tax expense relates to minimum state and foreign income taxes.

Net Loss

As a result of the factors above, the net loss for the year ended December 31, 2016 was approximately $4.1 million as compared to approximately $5.5 million in 2015.

Liquidity and Capital

Net Working Capital

We have, since inception, financed operations and capital expenditures through the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $6.0 million. We are currently working with Cardinal Bank and other lenders to renew or replace our credit facility which will expire on April 30, 2017. Although we believe that we will be able to have access to a credit facility, there is no assurance that we will be able to renew or replace our working capital credit facility on favorable terms or at all, which would likely negatively impact our operations and seek capital from other sources, if available.

At December 31, 2016, our net working capital was approximately $5.0 million as compared to $8.0 million at December 31, 2015. Our decrease in net working capital was primarily due to net losses incurred while continuing to fund product development, infrastructure improvements and business development efforts. We utilized available cash and our line of credit to manage through collection timing differences throughout fiscal 2016.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expense is labor and company sponsored health and welfare benefits. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease our facilities under non-cancellable long term contracts. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control.

For the year ended December 31, 2016, net cash provided by operations was approximately $2.7 million driven by strong cash collections on receivables during the last quarter of 2016 and management of our vendor obligations.

For the year ended December 31, 2015, net cash used in operations was approximately $2.9 million driven by current year operating losses, temporary collection timing differences on DHS BPA equipment refresh orders and slower than anticipated capture of our two (2) remaining federal government agencies and costs incurred to develop our Cert-on-Device offerings.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We maintain our own technology infrastructure and may need to make additional purchases of computer hardware, software and other fixed infrastructure assets to ensure our environment is properly maintained and can support our customer obligations. We typically fund purchases of long term infrastructure assets with available cash or capital lease financing agreements.

For the year ended December 31, 2016, cash used in investing activities was approximately $606,000, of which approximately $274,700 was spent on required hardware and software refreshes for our client facing technology solutions and the remainder was spent on our “authority to operate” certification which is a critical intangible right tied to our federally accepted identity management solutions.

For the year ended December 31, 2015, cash used in investing activities was approximately $600,000, of which approximately $413,600 was spent on required hardware and software refreshes for our client facing technology solutions and the remainder was spent on our “authority to operate” certification which is a critical intangible right tied to our federally accepted identity management solutions.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the year ended December 31, 2016, cash used in financing activities was approximately $881,700 reflecting term debt repayments of approximately $849,400. The Company was advanced and repaid approximately $18.2 million in cumulative line of credit advances during the year.

For the year ended December 31, 2015, cash used in financing activities was approximately $1.5 million reflecting term debt repayments of approximately $2.2 million, partially offset by net proceeds of approximately $0.7 million from the exercise of stock options. The Company was advanced and repaid approximately $22.0 million in cumulative line of credit advances during the year.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to a partial recovery of the Euro relative to the US dollar. For the year ended December 31, 2015, the net effect of exchange rate changes decreased the translated value of our foreign cash balances due to the decline in the Euro relative to the US dollar.

Credit Facilities and Other Commitments

At December 31, 2016, there were no outstanding borrowings against the Company’s working capital credit facility. At December 31, 2016, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future. The facility requires that the Company (i) maintain a minimum tangible net worth of at least $6.5 million at December 31, 2016; (ii) generate a minimum after-tax net income of at least $1.00 for the fourth quarter of 2016 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

We believe our working capital credit facility, provided it is renewed or replaced, along with cash on hand, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during fiscal 2017. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Obligation Type	2017(1)	2018	2019	2020	2021	Thereafter	Total

Long-term debt and interest payments on long-term debt (2)	$120,100	$45,400	$45,400	$389,200	$-	$-	$600,100
Operating lease obligations (3)	937,500	1,024,000	696,000	456,000	460,000	1,957,100	5,530,600
Capital lease obligations	4,100	-	-	-	-	-	4,100

	$1,061,700	$1,069,400	$741,400	$845,200	$460,000	$1,957,100	$6,134,800

(1)	Weighted average interest rate of all outstanding long term debt at December 31, 2016 was approximately 6.0%.
(2)	In December 2016, the Company entered into an agreement to sell its Lewis Center Facility secured by this mortgage loan obligation. The Company expects to close the sale of its Lewis Center Facility during the second quarter of 2017 and repay this obligation in full with the net sales proceeds.
(3)	Includes base minimum rent and estimated annual operating expenses and real estate tax due under lease agreement.

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

If the values of the Euro relative to the U.S. dollar had been ten (10) percent lower than the values that prevailed during 2016, the Company’s pretax income for 2016 would have been approximately $42,000 lower. Conversely, if such values had been ten (10) percent higher, the Company’s reported pretax income for 2016 would have been approximately $40,000 higher.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15 below.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemptions for smaller reporting companies.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2016, we completed the implementation and testing of our remediation plan that was targeted at eliminating our previously reported material weakness in our internal controls over financial reporting. Except as set forth herein, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information regarding our current directors, executive officers and certain significant employees of the Company. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or directors.

Name	Age	Position

Jeffrey O. Nyweide	61	Chief Executive Officer, President and Director

James McCubbin	53	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Jin Kang	52	Executive Vice President, Chief Operations Officer, Chief Executive Officer and President of WidePoint Integrated Solutions Corp.

Steve L. Komar	75	Executive Chairman of the Board

Morton Taubman	73	Director, Chairman of the Audit Committee

Otto Guenther	75	Director

George Norwood	74	Director

James Ritter	72	Director, Chairman of the Compensation and Nominating Committees

Jeffrey O. Nyweide has served as a director and as our Chief Executive Officer and President since his appointment on January 6, 2017. Prior to his appointment as Chief Executive Officer and President of the Company, Mr. Nyweide provided strategic and business operations consulting services. From 2005 through 2013, he served as Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary of GlobalOptions Group, Inc. Prior to that time, Mr. Nyweide had been Chief Financial Officer and Executive Vice President-Corporate Development of privately-held GlobalOptions, Inc. since April 2003. Mr. Nyweide has been a Venture Partner with Millennium Technology Ventures, L.P., a New York-based venture capital firm, from 2001 until 2005. From 1987 to 2000, he co-founded and then grew Dataware Technologies, Inc., a software and services company, as Director, President and Chief Operating Officer, and took the company public. In 1995, he helped found Northern Light Technology LLC. Mr. Nyweide has significant experience in mergers and acquisitions, finance and operations, as well as with establishing international business in Europe and Asia from prior experience as a founder and managing director of Quantum Management in Greenwich, Connecticut and Munich, Germany. His previous experience in the services and solutions business also includes sales, marketing and operating experience as an executive with The Service Bureau Company, a subsidiary of Control Data Corporation, in Chicago, Atlanta and Greenwich. Mr. Nyweide’s prior public company experience led the Board to conclude he should be a director of the Company.

James T. McCubbin has served as our Secretary since November 1998. Since August 1998, Mr. McCubbin has also served as our Executive Vice President and Chief Financial Officer. Mr. McCubbin previously served as a member of our board of directors from November 1998 until June 2016. From December 1997 to August 1998, Mr. McCubbin served as Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial management positions with several companies in the financial and government sectors. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management. Mr. McCubbin brings extensive financial and corporate compliance expertise as well as internal knowledge of the Company as a result of his having over 13 years of experience with the Company. Mr. McCubbin also has significant experience serving in financial managerial roles within a variety of organizations and membership on several boards of directors over the past 25 years

Jin Kang has served as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang was appointed Chief Operations Officer on June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of WidePoint Integrated Solutions Corp., a wholly-owned subsidiary of the Company, since our acquisition of WidePoint Integrated Solutions Corp. on January 4, 2008. Mr. Kang founded the company in 1999 and has managed WidePoint Integrated Solutions Corp. since its inception. Mr. Kang has over 26 years of professional experience in the Federal Government Information Technology Services field. Prior to founding, iSYS, LLC (now WidePoint Integrated Solutions Corp.), Mr. Kang was a Division Manager for Science Applications International Corporation (SAIC). His responsibilities included the Combined DNA Index System (CODIS), a marquee program for the FBI Laboratory Division. As the Engineering Manager for Northrop Grumman Corporation, Mr. Kang played a critical role in the successful management of the Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) contract from its inception with zero revenues to a program of $190 million in sales. Mr. Kang received a Bachelor and Master’s Degrees in Computer Science and Computer Systems Management from the University of Maryland.

Steve L. Komar has served as a director since December 1997 and became Chairman of the Board in October 2001. Mr. Komar has also served as Chief Executive Officer since December 2001 until January 2017 and as Executive Chairman from January 2017 until March 2017. From June 2000 until December 2001, Mr. Komar served as a founding partner of C-III Holdings, a development stage financial services company. From 1991 to June 2000, Mr. Komar served as Group Executive Vice President of Fiserv, Inc., a company that provides advanced data processing services and related products to the financial industry. From 1980 to 1991, Mr. Komar served in a number of financial management positions with CitiGroup, including the role of Chief Financial Officer of Diners Club International and Citicorp Information Resources, respectively. Mr. Komar is a graduate of the City University of New York with a Bachelor of Science Degree in Accounting and holds a Master’s Degree in Finance from Pace University.

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

General Norwood’s experience supporting the federal infrastructure as well as his experience in successful business development and board service is particularly valuable to the Company. This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company

James M. Ritter has served as a director since December 1999 and served as Assistant Secretary of the Company from December 2002 until 2008. Mr. Ritter is the Chairman of the Corporate Governance and Nominating Committee and the Compensation Committee and is also a member of the Audit Committee. Mr. Ritter is the retired Corporate Headquarters Chief Information Officer of Lockheed Martin Corporation. Prior to his retirement in February 2001, Mr. Ritter was employed at Lockheed Martin Corporation for over 32 years in various positions involving high level IT strategic planning and implementation, e-commerce development, integrated financial systems, and large-scale distributed systems.

Mr. Ritter brings to the Board extensive knowledge of information systems and managerial experience as a result of a career managing and building complex information technology systems. This experience, as well as his independence from the Company, his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

CORPORATE GOVERNANCE

Code of Ethics

The Company’s Board of Directors has a code of ethics and business conduct for the chief executive and principal financial and accounting officers. The Company has posted a copy of the code on its website located at https://www.widepoint.com/investor-relations/corporate-governance/. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics and business conduct on our website.

Board Meetings – Committees of the Board

The Board of Directors held four (4) meetings during 2016. During this period, all of the directors attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all Committees of the Board of Directors on which each such director served.

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

The Audit Committee met four (4) times in 2016. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of the Audit Committee are to: appoint (subject to stockholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Audit Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with the Company’s Executive Vice President and Chief Financial Officer.

The Board has determined that Messrs. Taubman, Ritter, Norwood and Guenther each meet the definition of "independent directors" for purposes of serving on an audit committee under applicable rules of the Securities and Exchange Commission and the listing standards of the NYSE MKT. In addition, the Board has determined that Mr. Taubman satisfies the “financially sophisticated” requirements set forth in the NYSE MKT Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The members of the Corporate Governance and Nominating Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	Otto J. Guenther
▪	George W. Norwood

The Corporate Governance and Nominating Committee met one (1) time in 2016. The primary functions of this Committee are to: identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; review annually and recommend changes to the Company’s Corporate Governance Guidelines; lead the Board in its annual review of the performance of the Board and its committees; review policies and make recommendations to the Board concerning the size and composition of the Board, the qualifications and criteria for election to the Board, retirement from the Board, compensation and benefits of non-employee directors, the conduct of business between WidePoint and any person or entity affiliated with a director, and the structure and composition of the Board’s Committees; review the Company’s policies and programs relating to compliance with its Code of Business Conduct and such other matters as may be brought to the attention of the Committee regarding WidePoint’s role as a responsible corporate citizen. See “Identification and Evaluation of Director Candidates” and “Director Compensation” in this proxy statement.

Compensation Committee

The members of the Compensation Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	George W. Norwood
▪	Otto J. Guenther

The Compensation Committee met two (2) times in 2016. The primary functions of the Compensation Committee are to: evaluate and approve executive compensation plans, policies and programs, including review of relevant corporate and individual goals and objectives, as submitted by the Chief Executive Officer; evaluate the Chief Executive Officer’s performance relative to established goals and objectives and, together with the other independent directors, determine and approve the Chief Executive Officer’s compensation level based on this evaluation; review and approve the annual salary and other remuneration of all other officers; review the management development program, including executive succession plans; review with management, prior to the filing thereof, the executive compensation disclosure included in this proxy statement; recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of WidePoint and its subsidiaries.

Director Compensation

Directors who are not also officers or employees received an annual fee of $12,000 in 2016. In 2017, we expect to pay our directors who are not our employees annual compensation consisting of $50,000 ($12,000 in cash and $38,000 in a stock option grant). The following table sets forth director compensation for the year ended December 31, 2016:

	Fees Earned	Option	All Other
	or Paid	Awards	Compensation
Director Name	($)	($)	($)	Total
James Ritter	$12,000	$-	$-	$12,000
Morton Taubman	12,000	-	-	12,000
George Norwood	12,000	-	-	12,000
Otto Guenther	12,000	-	-	12,000
Paul Johnson (1)	12,000	34,000	-	46,000

(1)	Mr. Johnson’s term as a director ended on December 17, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2016, all such Forms 3 and Forms 4 were filed on a timely basis except for one late Form 4 filed by James McCubbin reporting the withholding of shares for tax purposes.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2016 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2016. The NEOs are identified below in the table titled “Summary Compensation Table.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation take before or after 2016 when we believe it enhances the understanding of our executive compensation program.

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

Base Salary. We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. The fiscal 2016 base salaries for our NEOs set forth below. The fiscal 2017 base salaries for James McCubbin and Jin Kang will be the same as the fiscal 2016 base salaries. In light of the appointment of Mr. Jeffrey O. Nyweide as our new Chief Executive Officer and President, as discussed below, Mr. Komar will serve as a non-employee director moving forward and not as one of our executive officers. Mr. Komar served as our Executive Chairman for three months to assist with the transition of Mr. Nyweide for a monthly salary of $11,250. The percentage increase from the fiscal 2016 base salaries, are as follows:

Name	Fiscal 2016 Base Salary

Steve Komar	$270,000
James McCubbin	$265,000
Jin Kang	$265,000

Annual Cash Based Bonus Opportunity. The amount of the annual discretionary cash based bonus award is based on individual performance assessments along with the financial performance of the Company. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, operating income, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. The annual cash based bonus opportunity is for up to 50% of a NEOs base salary. In 2016, none of our NEOs earned a bonus because due to our net operating losses.

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

Restricted Stock Equity Awards (RSA). Mr. Komar and Mr. McCubbin were each awarded 250,000 shares of restricted common stock in 2010. 50% of the award vested in 2016 upon the determination that the Company’s revenue for 2015 exceeded $70 million. The remaining 50% of the award for Mr. Komar vested in January 2017 in connection with the appointment of our new Chief Executive Officer. The remaining 50% for Mr. McCubbin will vest upon the earliest of (i) the seventh anniversary from the date of grant (November 18, 2017) or (ii) upon an acceleration event that is determined by the Compensation Committee

Stock Option Equity Awards. Mr. Kang was awarded 170,000 stock options in 2013 that vested one third per year over a term of three years in order to reward Mr. Kang for improved performance in the Company’s common stock price. On May 8, 2015, Mr. Kang was awarded 25,000 stock options that vested on December 31, 2015 and the remainder vested on December 31, 2016.

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

Appointment of New CEO. On January 6, 2017, we appointed Jeffrey O. Nyweide as our new Chief Executive Officer and President. Mr. Nyweide was also appointed to our Board of Directors as a Class II Director for a term to expire in 2017. In consideration of Mr. Nyweide’s appointment, he entered into a three year employment agreement, described below, providing the following: (i) an annual base salary of $300,000 (increasing $25,000 annually); (ii) an annual bonus opportunity equal to 50% of the base salary based on our achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock); (iii) a stock option grant covering 600,000 shares of common stock vesting pro-rata over a three year period (subject to acceleration if certain performance goals are met); (iv) a restricted stock grant of 300,000 shares of common stock vesting only if certain performance goals are met, (v) participation in the Company’s employee benefit plans and (vi) four (4) weeks of vacation. Mr. Nyweide’s compensation was determined by our Compensation Committee through negotiations with Mr. Nyweide and through considering our financial condition and the compensation arrangements of similarly situated executives.

Summary Compensation Table

The following table summarizes the compensation paid by us in each of the last three recently completed fiscal years for our NEOs:

Name and Principal Position	Year	Base Salary (1)	Option Awards (2)		Other Compensation (3)	Total Compensation

Steve Komar	2016	$268,352	$-		$7,200	$275,552
Former Chief Executive Officer, Director and Executive Chairman of the Board	2015	$264,517	$-		$7,200	$271,717

James McCubbin	2016	$258,611	$-		$7,200	$265,811
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2015	$258,480	$-		$7,200	$265,680

Jin Kang	2016	$259,607	$-		$-	$259,607
Executive Vice President and Chief Operations Officer	2015	$246,225	$19,025	(4)	$-	$265,250

(1)	Amount represents base salary as set forth in an executive employment agreement.
(2)	Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.
(3)	Monthly combined home office and phone allowance of $600 were paid to Mr. Komar and Mr. McCubbin during fiscal 2016 and 2015.
(4)	During fiscal 2015 Mr. Kang was granted an equity award of 25,000 options on May 8, 2015 with an estimated fair value of $19,025.

Grant of Plan Based Awards

None of our NEOs were granted equity awards in 2016.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information on outstanding equity awards held by NEOs at December 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Equity Incentive Plan Awards: Unearned Shares or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Rights that have not Vested ($)

Steve L. Komar, Former Chief Executive Officer, Director, and Executive Chairman of the Board	-	-	-	-		125,000	(1)	$101,250

James T. McCubbin, Executive Vice President, Chief Financial Officer, Secretary and Treasurer	-	-	-	-		125,000	(1)	$101,250

Jin Kang, Executive Vice President and Chief Operations Officer	170,000	-	$0.57	3/20/2018	(2)
	25,000	-	$1.38	5/8/2020	(3)

(1)	Equity incentive plan awards unearned represent restricted stock awards which vest on the seventh anniversary of the date of grant or earlier upon a determination by the compensation committee that such shares have been earned. The restricted stock owned by Mr. Komar vested in January 2017 in connection with the appointment of our new Chief Executive Officer.
(2)	Options vest one-third per year over a term of three years.
(3)	Options vested 50% on December 31, 2015 and the remainder vested on December 31, 2016.

Option Exercises and Stock Vested for Fiscal 2016

The following table sets forth information about the exercise of options by our NEOs and the vesting of their restricted stock awards in fiscal 2016.

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value	Acquired	Value
	on	Realized on	on	Realized on
	Exercise	Exercise	Vesting	Exercise
Name	(#)	($)	(#)	($)(1)
Steve L. Komar	-	-	125,000	$92,500
James T. McCubbin	-	-	125,000	$92,500
Jin Kang	-	-	-	-

(1) The amounts in this column have been computed based on the closing price of our common stock on the vesting date. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Nyweide. On January 6, 2017, we entered into an employment agreement with Jeffrey O. Nyweide, to serve as our Chief Executive Officer and President. The employment agreement has a three year term and provides for: (i) an annual base salary of $300,000 (increasing $25,000 annually); (ii) an annual bonus opportunity equal to 50% of the base salary based on us achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock); (iii) an initial stock option grant covering 600,000 shares of common stock vesting pro-rata over a three year period (subject to acceleration if certain performance goals are met); (iv) an initial restricted stock grant of 300,000 shares of common stock vesting only if certain performance goals are met, (v) participation in our employee benefit plans and (vi) four (4) weeks of vacation.

The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described below), Mr. Nyweide will receive severance compensation payable in a lump-sum of cash equal six (6) month’s base salary (increasing to twelve (12) months of base salary if terminated after the first year) and a pro rata bonus amount. The employment agreement further provides that if within 90 days prior to or two years after a change in control of the Company there occurs any termination of Mr. Nyweide for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Nyweide a one-time severance payment equal twelve (12) months base salary and a pro rata bonus. Mr. Nyweide also has an option to resign six months following a change in control and receive a severance payment of twelve (12) months base salary in certain circumstances.

A termination of the employment shall be deemed for “Cause” if, and only if, it is based upon the following: (i) the failure, neglect or refusal to perform material duties (in each instance, other than any such failure resulting from incapacity due to physical or mental illness); (ii) the failure to comply with any valid, material and legal directive of the Board of Directors; (iii) engagement in dishonesty, illegal or disloyal conduct, or willful or grossly negligent misconduct, which is, in each case, injurious to the interests, reputation or business of the Company or its Affiliates as determined by the Compensation Committee of the Board of Directors; (iv) embezzlement, misappropriation, or fraud, whether or not related to employment with the Company; (v) conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude; (vi) any material failure to comply with the Company's written policies or rules, as they may be in effect from time to time; or (vii) the material breach of any material obligation under the employment agreement or any other written agreement with the Company. A resignation shall not be deemed to be voluntary and shall be deemed to be a resignation with “Good Reason” if it is based upon (i) a material diminution title, duties, responsibilities, authority or salary; (ii) a material reduction in bonus target or benefits; (iii) a direction by the Board of Directors he report to any person or group other than the Board of Directors; (iv) a requirement that he relocate; or (v) the Company’s material breach of the employment agreement.

Mr. McCubbin. On January 3, 2017, we entered into an amendment of an employment agreement with James T. McCubbin, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer. The amendment to Mr. McCubbin’s employment agreement has a term expiring on March 31, 2018. The agreement provides for (1) a base salary of $265,000, (2) a home office/automobile expense allowance of $600 per month to cover such expenses incurred in the pursuit of our business; (3) a phone allowance of $100 per month to cover such expenses incurred in the pursuit of our business; (4) reimbursement for additional actual business expenses consistent with our existing policies that have been incurred for our benefit; (5) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future; and (6) performance incentive bonuses as may be granted annually at the discretion of the Compensation Committee of the Board.

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

Mr. Kang. On January 9, 2017, we entered into an amendment to the employment agreement with Jin Kang, our Executive Vice President and Chief Executive Officer of WidePoint Integrated Solutions Corp. and Chief Operations Officer. The agreement is for a term ending on December 31, 2017 and provides for (1) a base salary of $265,000 per year, (2) reimbursement for business expenses, (3) paid medical and other benefits consistent with our existing policies with respect to our key executives, as such policies may be amended from time to time in the future, and (4) bonus compensation in the reasonable discretion of the Compensation Committee of the Board of Directors.

Mr. Kang’s employment period will continue from the date of his agreement until December 31, 2017 unless he is terminated earlier due to (a) Mr. Kang’s death or permanent disability which renders Mr. Kang unable to perform his duties hereunder (as determined by the Company in its good faith judgment), (b) Mr. Kang’s resignation, upon prior written notice to the Company of one hundred eighty (180) days, (c) termination by the Company for Cause or (d) termination by the Company without Cause upon prior written notice of one-hundred eighty (180) days. “Cause” is defined in the agreements as: (i) the repeated failure or refusal of Mr. Kang to follow the lawful directives of the Company, or its designee (except due to sickness, injury or disabilities), after prior notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang for up to thirty (30) days, (ii) gross inattention to duty or any other willful, reckless or grossly negligent act (or omission to act) by Mr. Kang, which, in the good faith judgment of the Company, materially injures the Company, including the repeated failure to follow the policies and procedures of the Company, after prior written notice to Employee and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iii) a material breach of this Agreement by Mr. Kang, after prior written notice to Mr. Kang and a reasonable opportunity to cure by Mr. Kang of up to thirty (30) days, (iv) the commission by Mr. Kang of a felony or other crime involving moral turpitude or the commission by Mr. Kang of an act of financial dishonesty against the Company or, (v) a proper business purpose of the Company, which shall be limited to the elimination of the position filled by Mr. Kang as a result of a material decrease in revenues and/or profits of the Company, but with other cost cutting measures and the termination of other employees being first considered and instituted as determined in the sole judgment of the Company prior to the termination of Mr. Kang; provided, however, that in the event the Company terminates Mr. Kang under (v) above, then (I) the scope of the non-compete shall be limited to the products and services offered by the Company as of the termination of Mr. Kang and (II) the Company shall pay to Mr. Kang a continuation of base salary and benefits each month for the six (6) month period immediately following such termination. In the event Mr. Kang is terminated without Cause, then the Company shall pay to Mr. Kang a continuation of base salary and benefits each month for the six (6) month period immediately following such termination and the non-compete provisions in the agreement shall not apply.

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

James M. Ritter (Chair)

Morton S. Taubman

George W. Norwood

Otto J. Guenther

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth beneficial owners of more than 5% based on 82,814,322 outstanding shares of Common Stock as of March 30, 2017:

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Nokomis Capital, L.L.C., and Brett Hendrickson 2305 Cedar Springs Rd., Suite 420 Dallas, Texas 75201	12,774,251	15.4	%(1)

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

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our Common Stock beneficially owned as of March 30, 2017 with respect to the beneficial ownership of Common Stock by each director, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 82,814,322 shares outstanding as of March 30, 2017.

	Number of	Percent of
Directors, Nominees	Shares of	Common Stock
and Executive Officers	Common Stock (1)	Outstanding (1)

Steve Komar (2)	2,281,178	3%
Morton Taubman	-	*
James McCubbin (3)	1,769,077	2%
James Ritter (4)	90,500	*
Jin Kang (5)	3,075,344	4%
Otto Guenther (6)	62,000	*
George Norwood (7)	62,000	*
Jeff Nyweide (8)	-	*

All directors and officers as a group (8 persons) (9)	7,340,099	9%

*Indicates ownership percentage is less than 1.0%.

(1)    Assumes in the case of each shareholder listed above that all options held by such shareholder that are exercisable currently or within 60 days of March 30, 2017 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)   Includes (i) 1,488,075 shares owned directly by Mr. Komar and (ii) 793,103 shares held by SLK Diversified L.P., a limited partnership controlled by Mr. Komar, as a result of which such shares are held by Mr. Komar indirectly.

(3)    Includes 1,769,077 shares owned directly by Mr. McCubbin (excludes 125,000 shares of unvested restricted stock awards not vesting within 60 days).

(4)    Includes (i) 65,500 shares owned directly by Mr. Ritter and (ii) 25,000 shares of Common Stock that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

(5)    Includes (i) 2,880,344 shares owned directly by Mr. Kang, (ii) 170,000 earned and exercisable options to purchase shares from the Company at a price of $0.76 per share until March 20, 2018, pursuant to a stock option granted on March 20, 2013, and (iii) 25,000 earned and exercisable options to purchase shares from the Company at a price of $1.38 per share until May 8, 2020, pursuant to a stock option granted on May 8, 2015.

(6)    Includes 62,000 shares subject to exercisable options to purchase shares Common Stock, consisting of (i) 12,000 shares that may be purchased at a price of $0.93 per share through August 15, 2017, pursuant to a director stock option granted on August 15, 2007 and (ii) 50,000 shares that may be purchased at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009.

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

(8)    Excludes 600,000 unvested options to purchase shares from the Company at a price of $0.82 per share until January 17, 2021, pursuant to a stock option granted on January 17, 2017. Excludes 300,000 unvested restricted stock awards, pursuant to a restricted stock award granted on January 17, 2017.

(9)   Includes the shares referred to as included in notes (2) through (9) above.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	2,090,668	$0.86	1,796,929

Not approved by security holders	-	$-	-

Total	2,090,668	$0.86	1,796,929

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

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE MKT definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conduct an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Taubman, Ritter, Guenther and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE MKT listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2016	2015

Audit and Quarterly Review Fees (1)	$196,400	$192,500

Audit-Related Fees (2)	2,700	9,000

Total	$199,100	$201,500

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

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flow for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 10, 2015.)

10.1.1	Amendment to Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017.)

10.3	$4,000,000 Commercial Term Loan Agreement, dated as of December 31, 2011, between the Registrant and its subsidiaries and Cardinal Bank. (Incorporated herein by reference to Exhibits 10.3 and 10.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2012).

10.4	Employment Agreement between WidePoint Corporation and Jeffrey O. Nyweide.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

10.5	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.6.1	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.6.2	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.6.2	Amendment dated April 9, 2015 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on April 10, 2015)

10.6.3	Amendment dated January 3, 2017 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on January 9, 2017)

10.7	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.8	Business Loan Agreement effective as of April 27, 2016 between Cardinal Bank and the Company (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2016)

10.9	Change in Terms Agreement dated November 4, 2016 between WidePoint Corporation and its subsidiaries and Cardinal Bank (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 9, 2016)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files (Filed herewith).

101.	INS+ XBRL Instance Document (Filed herewith).

101.	SCH+ XBRL Taxonomy Extension Schema Document (Filed herewith).

101.	CAL+ XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.	DEF+ XBRL Taxonomy Definition Linkbase Document (Filed herewith).

101.	LAB+ XBRL Taxonomy Extension Label Linkbase Document (Filed herewith).

101.	PRE+ XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith).

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 30, 2017	/s/ JEFFREY O. NYWEIDE
Jeffrey O. Nyweide
Chief Executive Officer

Date:	March 30, 2017	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Executive Vice President – Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2017	/s/ JEFFREY O. NYWEIDE
Jeffrey O. Nyweide
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	March 30, 2017	/s/ STEVE L. KOMAR
Steve L. Komar
Executive Chairman of the Board

Dated:	March 30, 2017	/s/ JAMES M. RITTER
James M. Ritter
Director

Dated:	March 30, 2017	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 30, 2017	/s/ OTTO GUENTHER
Otto Guenther
Director

Dated:	March 30, 2017	/s/ GEORGE NORWOOD
George Norwood
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

WidePoint Corporation

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WidePoint Corporation and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Moss Adams LLP

Scottsdale, Arizona

March 30, 2017

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,123,498	$7,930,303
Accounts receivable, net of allowance for doubtful accounts of $344,411 and $73,378 in 2016 and 2015, respectively	5,153,093	10,565,113
Unbilled accounts receivable	8,112,690	6,637,587
Inventories	123,287	28,400
Prepaid expenses and other assets	385,388	435,300
Income taxes receivable	42,896	-
Deferred income taxes	48,826	30,889

Total current assets	22,989,678	25,627,592

NONCURRENT ASSETS
Assets held for sale	594,376	-
Property and equipment, net	736,678	1,513,307
Intangibles, net	4,298,902	5,101,523
Goodwill	18,555,578	18,555,578
Deposits and other assets	52,456	60,471

TOTAL ASSETS	$47,227,668	$50,858,471

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$131,761	$131,953
Accounts payable	8,665,449	7,812,226
Accrued expenses	7,872,557	6,687,054
Deferred revenue	1,190,558	2,007,970
Income taxes payable	5,141	37,684
Current portion of long-term debt	94,868	893,706
Current portion of deferred rent	40,397	28,071
Current portion of capital lease obligations	4,097	28,752

Total current liabilities	18,004,828	17,627,416

NONCURRENT LIABILITIES
Long-term debt related to assets held for sale, net of current portion	412,180	-
Long-term debt, net of current portion	-	431,756
Capital lease obligation, net of current portion	-	11,962
Deferred rent, net of current portion	86,198	123,923
Deferred revenue	-	24,937
Deferred income taxes	447,811	447,811

Total liabilities	18,951,017	18,667,805

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,730,134 and 82,520,696 shares issued and outstanding, respectively	82,730	82,521
Additional paid-in capital	93,920,095	93,661,178
Accumulated other comprehensive loss	(309,369)	(270,140)
Accumulated deficit	(65,416,805)	(61,282,893)

Total stockholders’ equity	28,276,651	32,190,666

Total liabilities and stockholders’ equity	$47,227,668	$50,858,471

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEAR ENDED
	DECEMBER 31,
	2016	2015
REVENUES	$78,420,864	$70,838,017
COST OF REVENUES (including amortization and depreciation of $1,204,858 and $1,183,143, respectively)	64,410,468	57,605,357

GROSS PROFIT	14,010,396	13,232,660

OPERATING EXPENSES
Sales and Marketing	2,667,808	3,030,249
General and Administrative Expenses (including share-based compensation of $310,989 and $299,337, respectively)	14,448,270	14,608,014
Product Development	699,013	673,093
Depreciation and Amortization	358,559	383,265

Total Operating Expenses	18,173,650	18,694,621

LOSS FROM OPERATIONS	(4,163,254)	(5,461,961)

OTHER INCOME (EXPENSE)
Interest Income	14,591	23,031
Interest Expense	(72,231)	(142,497)
Other Income	13,536	33,009

Total Other Income (Expense)	(44,104)	(86,457)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(4,207,358)	(5,548,418)
INCOME TAX BENEFIT	(73,446)	(81,811)

NET LOSS	$(4,133,912)	$(5,466,607)

BASIC EARNINGS PER SHARE	$(0.05)	$(0.07)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,687,789	82,228,974

DILUTED EARNINGS PER SHARE	$(0.05)	$(0.07)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,687,789	82,228,974

The accompanying notes are an integral part of these consolidated financial statements.

F-3

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	YEAR ENDED
	DECEMBER 31,
	2016	2015

Net Loss	$(4,133,912)	$(5,466,607)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(39,229)	(122,625)

Other comprehensive loss	(39,229)	(122,625)

Comprehensive loss	$(4,173,141)	$(5,589,232)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated	Accumulated
	Issued	Amount	Warrants	Capital	OCI	Deficit	Total

Balance, January 1, 2015	81,656,763	$81,657	$-	$92,661,000	$(147,515)	$(55,816,286)	$36,778,856

Common stock issued under stock plan, option exercises	863,933	864	-	700,841			701,705

Stock compensation expense	-	-	-	299,337	-	-	299,337

Foreign currency translation loss					(122,625)		(122,625)

Net loss	-	-	-	-	-	(5,466,607)	(5,466,607)

Balance, December 31, 2015	82,520,696	$82,521	$-	$93,661,178	$(270,140)	$(61,282,893)	$32,190,666

Common stock issued under stock plan, restricted stock award vesting (net of shares withheld for taxes)	209,438	209	-	(52,072)	-	-	(51,863)

Stock compensation expense				310,989			310,989

Foreign currency translation loss					(39,229)		(39,229)

Net loss	-	-	-	-		(4,133,912)	(4,133,912)

Balance, December 31, 2016	82,730,134	$82,730	$-	$93,920,095	$(309,369)	$(65,416,805)	$28,276,651

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,133,912)	$(5,466,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	(17,937)	(12,305)
Depreciation expense	438,450	488,584
Provision for doubtful accounts	253,401	18,072
Amortization of intangibles	1,124,967	1,077,824
Amortization of deferred financing costs	-	10,304
Share-based compensation expense	310,989	299,337
Loss on disposal of equipment	-	1,259
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	4,380,778	(2,950,167)
Inventories	(95,118)	8,494
Prepaid expenses and other current assets	27,110	(13,214)
Other assets	8,020	89,255
Accounts payable and accrued expenses	1,307,585	2,154,529
Income tax (payable) receivable	(75,539)	49,080
Deferred revenue and other liabilities	(817,154)	1,344,744

Net cash provided by (used in) operating activities	2,711,640	(2,900,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(274,659)	(413,619)
Software development costs	(332,894)	(186,354)
Proceeds from the sale of property and equipment	1,107	-

Net cash used in investing activities	(606,446)	(599,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	18,254,362	21,995,057
Repayments of bank line of credit advances	(18,254,362)	(21,995,057)
Principal repayments of long term debt	(818,414)	(2,186,354)
Principal repayments under capital lease obligations	(30,990)	(68,088)
Restricted stock award tax liability payment	(32,331)	-
Proceeds from exercise of stock options	-	701,705

Net cash used in financing activities	(881,735)	(1,552,737)

Net effect of exchange rate on cash and equivalents	(30,264)	(170,875)

NET INCREASE (DECREASE) IN CASH	1,193,195	(5,224,396)

CASH, beginning of period	7,930,303	13,154,699

CASH, end of period	$9,123,498	$7,930,303

The accompanying notes are an integral part of these consolidated financial statements.

F-6

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2016	2015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$67,437	$157,472
Cash received from income tax refunds	$20,529	$110,649

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$177,260	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997 and conducts operations through several wholly-owned operating subsidiaries. The Company is a global provider of information technology (IT) based products, services, and solutions with sales and operational offices strategically located throughout the continental United States, Ireland, the Netherlands and the United Kingdom. The Company’s principal executive and administrative headquarters is located in McLean, Virginia.

Nature of Operations

We provide secure enterprise-wide information technology (IT) solutions to commercial enterprises, federal state and foreign governments in many different industry sectors. We use proprietary software, analytical tools and reporting solutions that enable our customers to actively manage their fixed and mobile communications assets and expenses and identity management requirements in an efficient and cost-effective manner in a safe and secure environment anywhere in the world.

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

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

Going Concern Evaluation

The Company adopted ASU No. 2014-15, Presentation of Financial Statements –Going Concern (“ASU No. 2014-15”). ASU No. 2014-15 effective with the quarter ended December 31, 2016. The amendments in ASU 2014-15 provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate for each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The Company has performed an annual assessment of its ability to continue as a going concern and concluded no additional disclosures are required.

Significant Customers and Concentration of Credit Risk

Significant Customers

The Company has historically derived a significant portion of its revenues from its federal government customer base due to the large size of individual awards. Customers representing ten percent or more of annual consolidated revenues are set forth in the table below for the years ended:

	YEARS ENDED
	DECEMBER 31,
	2016	2015
	As a % of	As a % of
Customer Name	Revenues	Revenues

Department of Homeland Security (DHS)	62%	49%

Customers representing ten percent or more of consolidated trade accounts receivable receivables are set forth in the table below as of:

	DECEMBER 31,
	2016	2015
	As a % of	As a % of
Customer Name	Receivables	Receivables

Department of Homeland Security (DHS)	47%	51%
US Airforce	—	14%

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2016 and 2015, the Company had deposits in excess of FDIC limits of approximately $7,488,900 and $5,575,800, respectively. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2016 and 2015, the Company had foreign bank deposits in excess of insured limits of approximately $889,800 and $16,700, respectively.

Accounts Receivable

The Company enters into contractual arrangements with federal, state, local and county governments using their respective master contract vehicles or individual purchase requisitions as may be required. A significant portion of our government contracts are awarded under a firm fixed price or time and materials basis not to exceed a specified target spend. Federal and state government customer orders are covered by a contract vehicle or master services agreement and specific goods and services are generally submitted through task orders or purchase requisitions under a master contract or under an individual purchase requisition. Contract billings against government contracts are due within 30 days of the invoice date. The Company may be required to resubmit an invoice at the request of the government for a number of reasons that may be beyond our control and ultimately delay our collection of outstanding invoices.

The Company enters into contractual arrangements with domestic and foreign commercial enterprises using a master service agreement and customized statement of work that outlines the product or services purchased, optional products and services and standard pricing based on volume or an hourly rate. Consulting services are charged based upon standard professional rates dependent upon level of expertise of the professionals involved. Also, the Company enters into fee arrangements for which the fees earned are based on a percentage of savings or other measures as may be determined in the applicable contract. Credit is extended to commercial customers based on evaluation of a customer’s financial condition and, generally, collateral is not required. Commercial receivables generally have repayment terms that range from 30 to 90 days. Commercial receivables are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts by considering a number of factors, including the type of customer, credit worthiness, payment history, length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable. Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms and for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense as a recovery.

Unbilled Accounts Receivable

Unbilled accounts receivable represent revenues earned in connection with products and/or services delivered for which we are unable to issue a formal billing to the customer at the balance sheet due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services and cybersecurity hardware and software products delivered but not invoiced at the end of the reporting period. To a lesser extent unbilled accounts receivable also consists of monthly managed services performed but not invoiced at the end of the reporting period.

Inventories

Inventories consist of mobile devices and accessories and cybersecurity hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the year ended December 31, 2016, there were no inventory write-downs. For the year ended December 31, 2015, the Company recorded inventory write-downs related to obsolete inventory of approximately $5,400 in the consolidated statements of operations within cost of revenues.

Advance Billings and Customer Prepayments

Deferred revenue arises from either advanced customer billings as permitted under contractual arrangements or from advanced payments from customers for monthly managed services. Certain federal and state governments and their agencies may prepay for services and/or reselling transactions in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered. Amounts recorded as deferred revenue are released as the monthly services are complete at the end of the month. Our revenue recognition policy is below under the caption “revenue recognition.”

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

Estimated
Useful Life

Land improvements and building	20 years
Computer hardware and software	3 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2016 and 2015, the Company’s management has not identified any material impairment of its property and equipment.

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

The Company’s intangible assets predominantly consist of intangibles recognized in connection with prior business combinations as explained in further detail below:

Acquired Intangible Assets. Intangible assets acquired in connection with a business combination are valued at fair value and amortized on a straight-line basis over the expected useful life which may range from three (3) to six (6) years or more depending on the intangible asset characteristics.

Internally Developed Intangible Assets. The Company capitalizes certain internal costs related to software development to deliver its information technology services including but not limited to its Intelligent Telecommunications Management System (ITMS™), Public Key Infrastructure (PKI) and Optimiser Telecom Data Intelligence (TDI™) applications. Significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis generally over the expected functional life which may range from two (2) to three (3) years.

The Company capitalizes certain costs related to its continuing Authority to Operate (ATO) which is key requirement in its credentialing solution. Capitalized costs are amortized on a straight-line basis over a period of one (1) to three (3) years.

Revenue Recognition Principles

The Company has a standard internal process that is used to determine whether all required criteria for revenue recognition have been met. A summary of the Company’s specific revenue recognition policies are as follows:

▪	Expense Management: Telecommunications expense management and device management services are delivered on a monthly basis based on a standard fixed pricing scale per user or device or other service utilization metric. Managed services are not interdependent and there are no undelivered elements in these arrangements. Revenue is recognized upon the completion of the delivery of monthly managed services. The Company also offers invoice management and payment services and resells third party products and services, which may subject the Company to credit risk as it is responsible for the payment of multiple billable arrangements by and between its customer and various carriers. The Company recognizes revenues and related costs on a gross basis for these arrangements as it has discretion in choosing providers, rate plans, hardware and devices provided to its customers. For arrangements in which the Company does not have such credit risk, it recognizes revenues and related costs on a net basis. This service is broadly classified as a managed service.

▪	Security: The Company issues its proprietary PKI identity credentialing software certificates to individuals or as an enterprise solution under which the customer issues the individual certificates. Certificates issued have a fixed life and cannot be modified or reissued. There is no obligation to provide post contract services in relation to certificates issued. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional deliverables. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. This service is broadly classified as a managed service.

▪	Software: The Company offers telecommunications expense management software under a perpetual and term license.

o	Perpetual License - Revenue from software licenses which are sold as a perpetual license and which do not involve the significant production, modification or customization of the software are recognized when the software is delivered. Where an arrangement to deliver software involves significant production, modification or customization, the software revenue is not recognized until such time as the software has been accepted by the client. Implementation fees are recognized over the term of the agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months.

o	Term License - Revenue from software licenses which are sold as term licenses, which do not involve the significant production, modification or customization of the software are recognized evenly over the license term once the software has been delivered. Where an arrangement to deliver software involves significant production, modification or customization, software sold as a term license is recognized ratably over the license term from the date the software is accepted by the client.

▪	User Support: The Company offers call centers with 24x7 emergency support and expert technical support which is delivered on a monthly basis based on a standard fixed pricing scale per ticket, user or device or other service utilization metric. Revenue is recognized upon the completion of the delivery of monthly managed services. This service is broadly classified as a managed service.

▪	Policies: Services performed include policy and contract permission based audits, accounts payable audits, and compliance reviews which are performed on a time and materials basis and contingent fee arrangement. Revenue on time and material arrangements is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred to deliver consulting services. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. This service is broadly classified as a managed service.

▪	Consulting: The Company provides professional services on a project basis determined by our customers’ specific requirements. The Company provides a variety of telecommunication management consulting services, traditional information technology and network consulting and security assurance services and charges a fee for time and materials incurred or a contingent-fee based on expected savings or other metric determined. This service is broadly classified as a professional service.

Multiple Element Arrangements

The Company enters into arrangements with multiple elements. In order to treat multiple element arrangements as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately.

When multiple elements included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price ("VSOE"), if available, or its best estimate of selling price, if VSOE is not available. For certain professional services, the Company has established VSOE as a consistent number of stand-alone sales of the deliverable have been priced within a reasonably narrow range.

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

For the years ended December 31, 2016 and 2015, the Company incurred product development costs of approximately $699,000 and $673,100, respectively. See Note 7 to the consolidated financial statements for additional information about capitalization of product development costs.

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

3.	Assets Held for Sale

In November 2016, the Company evaluated plans to either expand its current Lewis Center, Ohio (“Lewis Center Facility”) or relocate to a larger facility that could accommodate the Company’s growth and operational requirements. In December 2016, the Company’s management decided to put the Lewis Center Facility up for sale and identify a larger facility to lease. The Company expects to continue to fully utilize the Lewis Center Facility until the sale is closed. As of December 31, 2016, the Lewis Center Facility held for sale consisted of land and buildings with a historical cost of $139,656 and $537,398, respectively, and accumulated depreciation of $82,678. The Lewis Center facility has an outstanding mortgage obligation of $432,368 at December 31, 2016, of which $20,187 is included in current portion of long term debt on the consolidated balance sheets. The net book value and mortgage obligation related to the Lewis Center Facility is separately classified as held for sale on the consolidated balance sheets.

The Company expects to close the sale of its Lewis Center Facility during the second quarter of 2017. The Company intends to use the net sales proceeds received to repay the mortgage obligation in full and use the balance to pay for leasehold improvements, computer hardware and any other costs to pay for lease improvement costs at a new facility. See Note 17 for additional information regarding a new facility lease.

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

5.	Accounts Receivable and Unbilled Accounts Receivables

Accounts receivable consist of the following:

	DECEMBER 31,
	2016	2015

Commercial	$2,319,142	$2,616,702
Government	3,178,362	8,021,789
Gross accounts receivable	5,497,504	10,638,491
Less: allowances for doubtful accounts	(344,411)	(73,378)

Accounts receivable, net	$5,153,093	$10,565,113

During the years ended December 31, 2016 and 2015, the Company recorded provisions for bad debt expense related to a single commercial customer totaling approximately $274,000 (which was partially offset by recoveries of approximately $20,000) and $18,100, respectively. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Unbilled accounts receivable consist of the following:

	DECEMBER 31,
	2016	2015

Commercial	$278,862	$422,138
Government	7,833,828	6,215,449

Unbilled accounts receivable	$8,112,690	$6,637,587

6.	Property and Equipment

Major classes of property and equipment (includes equipment and automobile capital leases) consisted of the following:

	DECEMBER 31,
	2016		2015

Land and building	$-	(1)	$677,054
Computer hardware and software	1,214,052		2,698,577
Furniture and fixtures	211,376		303,691
Leasehold improvements	486,467		568,642
Automobile	216,880		247,405
Gross property and equipment	2,128,775		4,495,369
Less: accumulated depreciation and amortization	(1,392,097)	(1)	(2,982,062)

Property and equipment, net	$736,678		$1,513,307

(1)	As of December 31, 2016, the Company decided to sell its Lewis Center Facility and reclassified land and building and related accumulated amortization under the caption assets held for sale on the consolidated balance sheets. See Note 3 for additional information.

For the years ended December 31, 2016 and 2015, depreciation expense recorded was approximately $438,500 and $488,600, respectively. For the year ended December 31, 2016 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $1.8 million, respectively. For the year ended December 31, 2015 there were disposals of fully depreciated equipment with gross historical cost and accumulated depreciation of approximately $446,200.

Capital Leases

The gross value of assets under capital leases at December 31, 2016 and 2015 were approximately $63,500 and $372,600, respectively. For the years ended December 31, 2016 and 2015 there were no capital lease acquisitions, expiration or disposals of equipment leases. For the year ended December 31, 2015 there were disposals of certain expired equipment leases with a gross value and accumulated depreciation of approximately $168,400, respectively. Depreciation expense for leased equipment for the years ended December 31, 2016 and 2015 was approximately $14,200 and $25,900, respectively, and accumulated depreciation at December 31, 2016 and 2015 was $36,800 and $351,400, respectively. Total net book value of assets under capital leases at December 31, 2016 and 2015 was approximately $26,700 and $21,200, respectively.

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

	DECEMBER 31, 2016
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,237,500)	$742,500	4.5
Channel Relationships	2,628,080	(467,215)	2,160,865	12.5
Telecommunications Software	2,796,756	(1,811,984)	984,772	1.7
Cybersecurity Authority to Operate	444,665	(272,732)	171,933	3.0
Trade Name and Trademarks	290,472	(51,640)	238,832	8.0

	$8,139,973	$(3,841,071)	$4,298,902

	DECEMBER 31, 2015
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(990,000)	$990,000	5.5
Channel Relationships	3,168,080	(724,009)	2,444,071	13.5
Telecommunications Software	2,593,936	(1,409,268)	1,184,668	2.7
Cybersecurity Authority to Operate	325,138	(114,551)	210,587	3.0
Trade Name and Trademarks	360,472	(88,275)	272,197	9.0

	$8,427,626	$(3,326,103)	$5,101,523

Purchased Intangibles

For the years ended December 31, 2016 and 2015, the Company did not recognize any acquisition related intangible assets.

For the year ended December 31, 2016 the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $610,000, respectively. For the year ended December 31, 2015 the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $2.5 million, respectively.

Internally Developed

For the years ended December 31, 2016 and 2015 the Company recorded capitalized software costs related to our Cybersecurity Authority to Operate certification totaling approximately $119,500 and $186,300, respectively. The Company initially capitalized approximately $441,000 of software development costs associated with its certificate-on-device solution set during the second and third quarter of 2016. During the fourth quarter of 2016, the Company wrote off all amounts capitalized due to loss of a key integrator for this solution. The Company did not capitalize any product development costs for the year ended December 31, 2015. For the years ended December 31, 2015 the Company did not dispose of any internally developed intangible assets.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 4.4 years and 2.1 years, respectively, at December 31, 2016.

The following table summarizes reflects estimated future amortization for purchased intangible assets for fiscal years ending December 31:

	2017	2018	2019	2020	2021	Thereafter	Total

Customer Relationships	$247,500	$247,500	$247,500	$-	$-		$742,500
Channel Relationships	175,200	175,200	175,200	175,200	175,200	1,284,865	2,160,865
Telecommunications Software	462,800	230,100	133,700	73,600	73,600	10,972	984,772
Cybersecurity Software	135,700	36,233	-		-		171,933
Trade Name and Trademarks	19,400	19,400	19,400	19,400	19,400	141,832	238,832

	$1,040,600	$708,433	$575,800	$268,200	$268,200	$1,437,669	$4,298,902

The aggregate amortization expense recorded was approximately $1,125,000 and $1,077,800 for the years ended December 31, 2016 and 2015, respectively.

8.	Goodwill

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

As of December 31, 2016 and 2015, goodwill was not impaired and there were no accumulated impairment losses. There were no changes in goodwill during the years ended December 31, 2016 and 2015.

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

The Loan Agreement requires that the Company (i) maintain a minimum tangible net worth of at least $6.5 million at December 31, 2016; (ii) generate a minimum after-tax net income of at least $1.00 for the third and fourth quarter of 2016 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

Under the credit facility the Company was advanced and repaid approximately $18.2 million during year ended December 31, 2016. There was no balance outstanding against the Company’s credit facility at December 31, 2016. As of December 31, 2016, the Company was not in compliance with its minimum after tax net income requirement of at least $1.00 or its minimum tangible net worth requirement of $6.5 million. The Company is working with Cardinal Bank to obtain a waiver for non-compliance. As of December 31, 2016, the Company was eligible to borrow up to $3.5 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	DECEMBER 31,
	2016	2015

Cardinal Bank mortgage dated December 17, 2010 (1)	$432,367	$450,770
Cardinal Bank term note dated December 31, 2011 (2)	74,681	874,692

Total	507,048	1,325,462
Less: current portion	94,868	893,706

Long-term debt, net of current portion	$412,180	$431,756
Long-term debt related to assets held for sale, net of current portion	$412,180	$-

(1) On December 17, 2010, the Company entered into a real estate purchase agreement to acquire the Lewis Center Facility for approximately $677,000. In connection with the real estate purchase agreement the Company entered into a $528,000 ten-year mortgage with Cardinal Bank to fund the unpaid portion of the purchase price. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate. This mortgage obligation was classified separately as a liability held for sale on the consolidated balance sheets. See Note 3 for additional information regarding the planned sale of the Lewis Center Facility.

(2) On December 31, 2011, the Company entered into a $4 million 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with AGS dated December 30, 2011. The term note bears interest at 4.50% with monthly principal and interest payments of approximately $74,694, and matured on December 30, 2016. The Company paid the last scheduled installment payment on January 6, 2017.

Future repayments on long-term debt are as follows for fiscal years ending December 31:

	Long-Term Debt Related to Assets Held for Sale	Other Long-Term Debt	Total Long-Term Debt
2017	$20,187	$74,681	$94,868
2018	21,431	-	21,431
2019	22,753	-	22,753
2020	367,996	-	367,996

Total	$432,367	$74,681	$507,048

Capital Lease Obligations

The Company has leased certain equipment and automobiles under capital lease arrangements that expire in 2017 and require final payments totaling approximately $4,100 in 2017. There were no changes to existing lease arrangements during the year ended December 31, 2016. For the year ended December 31, 2016, the Company did not enter into any capital lease agreements. For the years ended December 31, 2016 and 2015 there were no disposals of equipment leases.

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

As of December 31, 2016, the Company had approximately $31.9 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $28.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2016, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2016 or 2015. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

Income tax benefit is as follows for the years ended:

	DECEMBER 31,
	2016	2015

Current provision (benefit)
State	$(63,457)	$(110,930)
Foreign	7,948	41,424
Total	(55,509)	(69,506)

Deferred provision (benefit)
Foreign	(17,937)	(12,305)
Total	(17,937)	(12,305)

Income tax benefit	$(73,446)	$(81,811)

The benefit for income taxes results in effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2016	2015

Statutory federal income tax rate	34.0%	34.0%
State income tax rate (net of federal benefit)	-0.1%	-0.1%
Non-deductible expenses	-0.4%	-0.7%
Change in valuation allowance	-28.9%	-40.7%
Foreign rate differential	-2.8%	3.6%
Return to accrual difference true-ups	-0.4%	2.4%
Other	0.5%	2.1%
Combined effective tax rate	1.9%	0.6%

The deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$10,875,880	$9,441,549
Alternative minimum tax credit	45,650	45,650
Share-based compensation	369,231	304,869
Intangible amortization	1,106,767	1,354,223
Foreign depreciation	16,244	17,763
Depreciation	-	36,763
Other assets	278,247	181,706

Total deferred tax assets	12,692,019	11,382,523
Less: valuation allowance	(9,791,680)	(8,500,622)
Total deferred tax assets, net	2,900,339	2,881,901

Deferred tax liabilities:
Goodwill amortization	2,738,256	2,717,847
Depreciation	52,974	-
Foreign intangible amortization	447,811	447,811
Other liabilities	25,968	16,195
Foreign capitalized software costs	34,315	116,970

Total deferred tax liabilities	3,299,324	3,298,823

Net deferred tax liability	$(398,985)	$(416,922)

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2016	2015

Beginning balance	$(8,500,622)	$(6,139,958)
Increases	(1,291,058)	(2,360,664)

Ending balance	$(9,791,680)	$(8,500,622)

11.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that was issued has been converted into common stock and may not be reissued. Accordingly, as of December 31, 2016, there were 7,945,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2016.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2016, there were 82,730,134 shares of common stock outstanding.

Common Stock Issuances - Employee Stock Option Exercises

There were no stock option exercises during the year ended December 31, 2016. Shares of common stock issued as a result of stock option exercises for the year ended December 31, 2015 was 863,933. The Company realized gross proceeds of approximately $701,700 from the exercise of stock options for year ended December 31, 2015. See Note 12 for additional information regarding stock option plans.

12.	Stock Options and Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, non-qualified stock options (NQSO), restricted stock awards (RSA), stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited are added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

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

A summary of RSA activity as of and for the years then ended are set forth below:

	2016		2015
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	500,000		500,000
Vested (-)	250,000	(1)	—	(2)
Non-vested awards outstanding, December 31,	250,000		500,000

(1) The Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and Mr. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. Shares withheld for tax withholding are considered treasury shares which were retired simultaneously with this transaction. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

(2) During fiscal 2015, there were no shares purchased by the Company for tax withholding or any other purpose.

The total intrinsic value of RSAs vested during the year ended December 31, 2016 was approximately $185,000. The intrinsic value of outstanding unvested RSAs as of December 31, 2016 was approximately $202,500.

Non-Qualified Stock Option Awards

During the year ended December 31, 2016 the Company granted 650,000 NQSOs to employees. The fair value of each these employee NQSOs were estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”). The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.  Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises.

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

DECEMBER 31,
	2016	2015

Expected dividend yield	0%	0%
Expected volatility	68.0%-69.6%	66%-72%
Risk-free interest rate	1.4%-1.7%	0.9%-1.5%
Forfeiture rate	2.0%-3.0%	2.0%-3.0%
Expected life - Employees options	3-5 years	3-5 years
Expected life - Board of directors options	2-years	n/a

A summary of NQSO activity as of December 31, 2016 and 2015, and changes during the years then ended are set forth below:

	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	841,672	$0.80	1,340,838	$0.57
Granted (+)	650,000	$0.40	180,000	$0.70
Cancelled (-)	25,000	$0.72	250,000	$0.39
Vested (-)	546,672	$0.69	429,166	$0.29
Non-vested balances, December 31,	920,000	$0.59	841,672	$0.80

F-29

	2016		2015
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	1,857,668	$0.91	2,791,601	$0.83
Granted (+)	650,000	$0.70	180,000	$1.45
Cancelled (-)	417,000	$0.83	250,000	$0.74
Exercised (-)	-	-	863,933	$0.81
Awards outstanding, December 31,	2,090,668	$0.86	1,857,668	$0.91

Awards vested and expected to vest, December 31,	1,964,739	$0.87	1,857,668	$0.91

Awards outstanding and exercisable, December 31,	1,170,668	$0.82	1,015,668	$0.68

There were no NQSOs exercised during the year ended December 31, 2016. The aggregate intrinsic value of NQSOs exercised (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) was $713,400 during the year ended December 31, 2015.

During the year ended December 31, 2016 there were 187,000 vested NQSOs that expired unexercised at the end of the option term and 230,000 vested NQSOs that were cancelled due to termination of employment.

No tax benefit has been associated with the exercise of stock options for the years ended December 31, 2016 and 2015, respectively, because of the existence of net operating loss carryforwards. There will be no credit to additional paid in capital for such until the associated benefit is realized through a reduction of income taxes payable.

The weighted-average remaining contractual life of the NQSOs outstanding, exercisable, and vested and expected to vest was 3.2 years, 2.4 years and 2.4 years, respectively, as of December 31, 2016.

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	2016		2015

Restricted stock compensation expense	$125,623	(1)	$87,144
Non-qualified stock compensation expense	185,366		212,193

Total share-based compensation before taxes	$310,989		$299,337

(1) Fiscal 2016 includes $71,167 in additional compensation expense due to acceleration of unamortized RSA compensation expense associated with early vesting of 250,000 RSAs.

At December 31, 2016, the Company had approximately $34,500 of total unamortized RSA compensation expense, related to the remaining 250,000 unvested RSAs that will be recognized over the weighted average remaining period of 0.9 years. At December 31, 2016, the Company had approximately $274,400 of total unamortized compensation expense, net of estimated forfeitures, related to NQSOs that will be recognized over the weighted average period of 2.0 years.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEAR ENDED
	DECEMBER 31,
	2016	2015

Basic EPS Computation:
Net (loss) income	$(4,133,912)	$(5,466,607)
Weighted average number of common shares	82,687,789	82,228,974
Basic EPS	$(0.05)	$(0.07)

Diluted EPS Computation:
Net (loss) income	$(4,133,912)	$(5,466,607)
Weighted average number of common shares	82,687,789	82,228,974
Incremental shares from assumed conversions
of stock options	-	-
Adjusted weighted average number of
common shares	82,687,789	82,228,974
Diluted EPS	$(0.05)	$(0.07)

The dilutive effect of unexercised stock options and unvested restricted stock awards outstanding under the Company's stock plan excludes 2,340,668 and 2,357,668 of options from the computation of EPS for the years ended December 31, 2016 and 2015, respectively.

14.	Accumulated Other Comprehensive Income (Loss) (AOCI)

AOCI is a balance sheet item in the stockholders’ equity section of the Company’s consolidated balance sheets. The Company’s acquisition of SCL on May 1, 2014 resulted in the recognition of net foreign currency translation adjustments due to translation of SCL’s Euro-currency financial statements into the Company’s reporting currency. Changes in AOCI were as follows:

	YEAR ENDED
	DECEMBER 31,
	2016	2015

Balances, January 1	$(270,140)	$(147,515)

Net foreign currency translation loss	(39,229)	(122,625)

Balances, December 31	$(309,369)	$(270,140)

15.	Commitments and Contingencies

Operating Lease Commitments

The Company entered into property and equipment leasing arrangements that expire at various times between April 2017 and September 2027, with optional renewal periods. See Note 17 for additional information regarding a new facility lease agreement signed after December 31, 2016. Minimum lease payments range from $1,000 to $28,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Rent expenses under these operating leases for the years ended December 31, 2016 and 2015 were approximately $865,500 and $977,000, respectively.

Future minimum payments by year (excluding related party leases) required under lease obligations consist of the following for fiscal years ending December 31:

	Property	Equipment	Net Lease
	Leases	Leases	Total

2017	$762,000	$144,000	$906,000
2018	884,000	14,000	898,000
2019	570,000	-	570,000
2020	330,000	-	330,000
2021	334,000	-	334,000
Thereafter	1,232,625	-	1,232,625

Total	$4,112,625	$158,000	$4,270,625

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

16.	Consolidated Revenue Mix and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions:

	YEAR ENDED
	DECEMBER 31,
Revenue Mix	2016	2015

Carrier Services	$44,276,969	$37,499,954
Managed Services	34,143,895	33,338,063

	$78,420,864	$70,838,017

The following table was prepared to provide additional information about the composition of revenues based on broad geographic regions:

	YEAR ENDED
	DECEMBER 31,
Geographic Region	2016	2015

North America	$73,526,658	$65,349,884
Europe	4,894,206	5,179,498
Middle East	-	308,635

	$78,420,864	$70,838,017

17.	Subsequent Events

Lease Agreement

In March 2017, the Company entered into 10-year lease agreement for a 14,382 square foot facility to accommodate growth and operational requirements in Columbus, Ohio to replace our Lewis Center Facility that we expect to sell. The Lewis Center Facility is being built out to meet the Company's requirements and is expected to be ready for occupancy by no later than May 2017. The lease agreement includes six (6) months of free rent from May 1, 2017 (assumed commencement date) through October 31, 2017. The lease requires monthly minimum rent of approximately $20,700, of which $10,200 covers base minimum lease payments and $10,500 covers estimated annual operating expenses and real estate taxes. Base minimum lease payments are subject to an annual escalation of approximately 3.5% beginning on October 1, 2018. The term of the lease expires on September 30, 2027, unless the Company elects to use an early termination provision that is available in October 2023. Any early termination election would require an immediate payment of a fixed penalty that may range from $260,000 to $265,000.

Executive Management Transition

On January 6, 2017, the Company’s Board of Directors appointed Jeffrey O. Nyweide to succeed Steve Komar as Chief Executive Officer and President of WidePoint Corporation. Mr. Nyweide was also appointed as a member of the Board of Directors. The Company’s former Chief Executive Officer and President Steve Komar will assume the role of Executive Chairman, continuing to serve as a Member of WidePoint’s Board.

