Form 10-Q
period 2017-03-31
WIDEPOINT CORP
filed 2017-05-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of May 15, 2017, there were 82,844,322 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,039,448	$9,123,498
Accounts receivable, net of allowance for doubtful accounts of $345,264 and $344,411 in 2017 and 2016, respectively	6,786,384	5,153,093
Unbilled accounts receivable	6,393,376	8,112,690
Inventories	175,005	123,287
Prepaid expenses and other assets	491,548	385,388
Income taxes receivable	42,896	42,896

Total current assets	20,928,657	22,940,852

NONCURRENT ASSETS
Land and building held for sale	594,376	594,376
Property and equipment, net	778,202	736,678
Intangibles, net	4,042,679	4,298,902
Goodwill	18,555,578	18,555,578
Deposits and other assets	50,956	52,456

TOTAL ASSETS	$44,950,448	$47,178,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$76,613	$131,761
Accounts payable	6,088,504	8,665,449
Accrued expenses	9,164,415	7,872,557
Deferred revenue	1,305,981	1,190,558
Income taxes payable	52,441	5,141
Current portion of long-term debt	20,491	94,868
Current portion of deferred rent	43,538	40,397
Current portion of capital lease obligations	22,850	4,097

Total current liabilities	16,774,833	18,004,828

NONCURRENT LIABILITIES
Long-term debt related to assets held for sale, net of current portion	406,992	412,180
Capital lease obligation, net of current portion	57,677	-
Deferred rent, net of current portion	71,802	86,198
Deferred revenue, net of current portion	13,333	-
Deferred income taxes	394,289	398,985

Total liabilities	17,718,926	18,902,191

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,844,322 and 82,730,134 shares issued and outstanding, respectively	82,844	82,730
Additional paid-in capital	93,976,061	93,920,095
Accumulated other comprehensive loss	(256,361)	(309,369)
Accumulated deficit	(66,571,022)	(65,416,805)

Total stockholders’ equity	27,231,522	28,276,651

Total liabilities and stockholders’ equity	$44,950,448	$47,178,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
REVENUES	$18,612,239	$20,508,640
COST OF REVENUES (including amortization and depreciation of $281,824 and $292,241, respectively)	15,182,635	16,303,662
GROSS PROFIT	3,429,604	4,204,978

OPERATING EXPENSES
Sales and Marketing	548,859	739,049
General and Administrative Expenses (including share-based compensation of $85,017 and $87,879, respectively)	3,832,240	3,757,946
Product Development	151,373	257,383
Depreciation and Amortization	71,750	94,478
Total Operating Expenses	4,604,222	4,848,856

LOSS FROM OPERATIONS	(1,174,618)	(643,878)

OTHER INCOME (EXPENSE)
Interest Income	7,027	4,173
Interest Expense	(9,568)	(20,330)
Other Income	4,174	1,968
Total Other Income (Expense)	1,633	(14,189)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(1,172,985)	(658,067)
INCOME TAX (BENEFIT) PROVISION	(18,768)	1,443

NET LOSS	$(1,154,217)	$(659,510)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,841,812	82,559,822

DILUTED LOSS PER SHARE	$(0.01)	$(0.01)
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,841,812	82,559,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
NET LOSS	$(1,154,217)	$(659,510)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	53,008	65,886
Other comprehensive income	53,008	65,886

COMPREHENSIVE LOSS	$(1,101,209)	$(593,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,154,217)	$(659,510)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	(1,925)	(3,965)
Depreciation expense	83,752	119,799
Provision for doubtful accounts	14,136	(6,616)
Amortization of intangibles	269,822	266,920
Share-based compensation expense	85,017	87,879
Gain on disposal of equipment	(4,061)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	293,219	1,341,494
Inventories	(51,623)	(12,265)
Prepaid expenses and other current assets	(102,659)	(91,619)
Other assets	1,500	4,281
Accounts payable and accrued expenses	(1,560,165)	(2,295,069)
Income tax (payable) receivable	47,278	20,691
Deferred revenue and other liabilities	116,461	(814,525)
Net cash used in operating activities	(1,963,465)	(2,042,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(78,250)	(39,187)
Software development costs	(13,773)	-
Proceeds from the sale of property and equipment	51,854	-
Net cash used in investing activities	(40,169)	(39,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,357,314	3,804,476
Repayments of bank line of credit advances	(2,357,314)	(3,218,764)
Principal repayments of long term debt	(79,565)	(219,451)
Principal repayments under capital lease obligations	(15,895)	(15,183)
Restricted stock award tax liability payment	(46,037)	(30,016)
Proceeds from exercise of stock options	17,100	-
Net cash (used in) provided by financing activities	(124,397)	321,062
Net effect of exchange rate on cash and equivalents	43,982	81,791

NET DECREASE IN CASH	(2,084,049)	(1,678,839)
CASH AND CASH EQUIVALENTS, beginning of period	9,123,498	7,930,303
CASH AND CASH EQUIVALENTS, end of period	$7,039,448	$6,251,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$9,500	$23,071
Cash paid for income taxes	$764	$4,031
Cash received from income tax refund	$2,674	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of assets under capital lease obligation	$93,301	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997 and conducts operations through its wholly-owned operating subsidiaries throughout the continental United States, Ireland, the Netherlands and the United Kingdom. The Company’s principal executive and administrative headquarters is located in McLean, Virginia.

Nature of Operations

The Company is a leading provider of communications solutions and federally certified secure identity management solutions globally to government and commercial enterprises. The Company uses proprietary software, analytical and reporting tools to deliver its communications and related identity management solutions. The Company’s solutions are internally hosted solutions and accessible on-demand through a secure portal. The Company’s customers can actively process orders, manage, analyze and protect their valuable communications assets through their portal.

Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. The Company derives a significant amount of revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies in particular, will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or changes in government administrations, budgets and other political matters that may impact the timing and commencement of such work and could result in variations in operating results and directly affect the Company’s financial performance.

A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term and may be not be easily modified to manage through changes in the Company’s market place that may create pressure on pricing and/or costs to deliver its services.

The Company has periodic capital expense requirements to maintain and upgrade its internal technology infrastructure tied to its hosted solutions and other such costs may be significant when incurred in any given quarter.

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2017 and for each of the three month periods ended March 31, 2017 and 2016, respectively, included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three month period ended March 31, 2017 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

Upon the adoption of recent accounting standards as further described below the Company changed its presentation of deferred tax asset at December 31, 2016 to present a single non-current deferred tax classification. The Company netted its current deferred tax assets against its long term deferred tax liabilities to present a single net deferred tax liability as non-current as of December 31, 2016 to conform to the current year presentation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. There were no significant changes in accounting estimates used by management during the quarter.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first three months of 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, except as noted below under the section “recently adopted accounting pronouncements.”

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

Recently Adopted Accounting Standards

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The Company adopted this ASU in the three months ended March 31, 2017 and reclassified $48,826 of current deferred tax assets to long-term deferred tax assets as of December 31, 2016.

Accounting Standards Codification 718 “Compensation-Stock Compensation.” In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued. This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU in the three months ended March 31, 2017, and the Company did not recognize any adjustments due to the fact that the Company had a tax-effected full valuation allowance of approximately $9.3 million applied against its U.S. based deferred tax assets, of which approximately $352,200 was applied against unrealized stock option benefits. In the event the Company generates sufficient taxable income to utilize its deferred tax assets the Company may be required to recognize up to $352,200 in deferred tax assets relating to unrealized stock option benefits and a corresponding adjustment to retained earnings. The Company estimates forfeiture rates and adjust such rates when appropriate.

Accounting Standards Codification 230 “Statement of Cash Flows.” In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued. This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this accounting standard during the three month period ended March 31, 2017 and the comparative period did not have a material effect on the Company’s condensed consolidated statements of cash flows.

Accounting Standards under Evaluation

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance on revenue recognition. The accounting standard establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The guidance, as amended, supersedes most of the current revenue recognition requirements, and is effective January 1, 2018. Upon adoption of the new revenue recognition guidance, the Company anticipates using the full retrospective method, which applies the new standard to each prior reporting period presented. The Company has been working on the implementation of the standard and has made good progress in evaluating the potential impact on its consolidated financial statements. There will be some changes to the recognition timing and classification of revenues and expenses; however, the Company does not expect a significant impact to pretax income upon adoption. The Company is also in the process of implementing changes to its accounting policies, business processes, systems and internal controls to support the recognition and disclosure requirements under the new standard.

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company is in the process of identifying changes to its accounting policies, business processes, systems, and internal controls in preparation for the implementation. Specifically, the Company is currently reviewing its lease portfolio and is evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts to the Company’s financial position, results of operations and cash flows upon adoption. The Company anticipates that the impact of recording existing operating leases on the consolidated balance sheets will be material to the Company’s financial position and cash flows upon adoption.

Accounting Standards Codification 350 “Intangibles - Goodwill and Other.” In January 2017, ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” was issued. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity should apply this ASU on a prospective basis and for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

3.	Assets Held for Sale

In November 2016, the Company evaluated plans to either expand its current Lewis Center, Ohio (“Lewis Center Facility”) or relocate to a larger facility that could accommodate the Company’s growth and operational requirements. In December 2016, the Company’s management decided to put the Lewis Center Facility up for sale and identify a larger facility to lease. The Company expects to continue to fully utilize the Lewis Center Facility until the sale is closed. Assets held for sale are set forth in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Land	$139,656	$139,656
Building	537,398	537,398

Total Land and building held for sale, at cost	$677,054	$677,054
Less: Accumulated depreciation	(82,678)	(82,678)

Land and building held for sale, net	$594,376	$594,376

Long-term debt	$427,483	$432,367

The Company expects to close the sale of its Lewis Center Facility during the second quarter of 2017 and use the net sales proceeds received to repay the mortgage obligation in full and use the remaining proceeds to pay for leasehold improvements, computer hardware and any other costs to pay for lease improvement costs at a new facility.

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$2,816,288	$2,319,142
Government	4,315,360	3,178,362
Gross accounts receivable	7,131,648	5,497,504
Less: allowances for doubtful accounts	(345,264)	(344,411)

Accounts receivable, net	$6,786,384	$5,153,093

For the three month periods ended March 31, 2017 and 2016, respectively, the Company did not recognize any material provisions for bad debt or any material recoveries of commercial accounts receivable for which an allowance had been previously established. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (DHS)	54%	47%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	59%	65%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amount not yet billed for services delivered. Unbilled receivables consist of the following by customer type as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$340,149	$278,862
Government	6,053,227	7,833,828

Unbilled accounts receivable	$6,393,376	$8,112,690

6.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Computer hardware and software	$1,228,275	$1,214,052
Furniture and fixtures	256,514	211,376
Leasehold improvements	489,371	486,467
Automobile	173,173	216,880
Gross property and equipment	2,147,333	2,128,775
Less: accumulated depreciation and amortization	1,369,131	1,392,097

Property and equipment, net	$778,202	$736,678

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2017 and 2016. During the three month period ended March 31, 2017 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $31,500. During the three month period ended March 31, 2016 there were no material sales or disposals of owned property and equipment.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Automobiles	$93,301	$63,498
Less: accumulated amortization	-	36,823

Capital lease assets, net	$93,301	$26,675

During the three month period ended March 31, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301 (€87,300). For the three month period ended March 31, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 (€44,900) and received gross proceeds of approximately $51,800 (€48,700). The Company recognized a net gain on disposal of approximately $4,100 (€3,800). During the three month period ended March 31, 2016 there were no material sales or disposals of owned or leased property and equipment.

Property and equipment depreciation expense (including amortization of capital lease property) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
Property and equipment depreciation expense	$83,800	$119,800

Capital lease amortization (included in property and equipment depreciation expense)	$-	$3,700

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2017. There were no changes in the carrying amount of goodwill during the three month periods ended March 31, 2017. The Company considered whether there were indicators of impairment during the three month period ended March 31, 2017.

The Company has recorded intangible assets of $4,042,679, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three month period ended March 31, 2017, the Company capitalized internally developed software costs of approximately $13,800 related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets for the three month periods ended March 31, 2017 and 2016.

The aggregate amortization expense recorded for the three month periods ended March 31, 2017 and 2016 were approximately $269,800 and $266,900, respectively. The total weighted remaining average life of purchased and internally developed intangible assets is approximately 4.1 years and 1.8 years, respectively, at March 31, 2017.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On April 28, 2016, the Company entered into a Business Loan Agreement with Cardinal Bank (the “Loan Agreement”) for a $6.0 million working capital credit facility. On November 4, 2016, the Company entered into a modification of its Loan Agreement that: 1) decreased the Company’s borrowing base as a percentage of qualified government and commercial receivables from 75% to 65% and 2) decreased the minimum after-tax net income requirement from $200,000 to $1.00 for the fourth quarter of 2016. On April 11, 2017, the Company entered into a Change in Terms Agreement to extend the maturity date the working capital credit facility from April 30, 2017 to July 31, 2017.

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

The Loan Agreement requires that the Company (i) maintain a minimum tangible net worth of at least $6.5 million; (ii) generate a minimum after-tax net income of at least $1.00 and (iii) maintain a current ratio of 1.1:1 tested quarterly.

Under the credit facility the Company was advanced and repaid approximately $2.4 million during the three month period ended March 31, 2017. There was no balance outstanding against the Company’s credit facility at March 31, 2017. As of March 31, 2017, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31,	DECEMBER 31,
	2017	2016
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$427,483	$432,367
Cardinal Bank term note dated December 31, 2011 (2)	-	74,681

Total	427,483	507,048
Less: current portion	20,491	94,868

Long-term debt, net of current portion	$406,992	$412,180

Long-term debt related to assets held for sale, net of current portion	$406,992	$412,180

(1)    On December 17, 2010, the Company entered into a real estate purchase agreement to acquire operations and call center facility in Columbus, Ohio for approximately $677,000 and financed a significant portion of the purchase price with a $528,000 ten-year mortgage with Cardinal Bank. The mortgage loan bears interest at 6.0% with monthly principal and interest payments of approximately $3,800, and matures on December 17, 2020. The mortgage loan principal and interest payments are based on a twenty-year amortization with the unpaid balance due at maturity. The mortgage loan is secured by the real estate. This mortgage obligation was classified separately as a liability held for sale on the condensed consolidated balance sheets. See Note 3 for additional information regarding the planned sale of the Lewis Center Facility.

(2)    On December 31, 2011, the Company entered into a $4.0 million 5-year term note with Cardinal Bank (“Cardinal Bank Term Note”) to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. The term note bears interest at 4.5% with monthly principal and interest payments of approximately $74,694, and matured on December 30, 2016. The term note was secured under a corporate security agreement. The Company paid the last scheduled installment on January 6, 2017.

Capital Lease Obligations

As more fully described in Note 6, the Company acquired two new automobiles at a cost of $93,301 (€87,300) and financed the purchase of these vehicles under a capital lease agreement for $80,527 (€75,400). These automobiles will be used by the Company’s sales office in the United Kingdom. Minimum lease payments required under current capital leases range from $695 (€651) to $1,210 (€1,130) and these leases expire in March 2021. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending March 31, 2017:

2017	$22,850
2018	22,850
2019	22,850
2020	22,838

Total principal and interest payments	91,388
Less: portion representing interest	10,861
Present value of minimum lease payments under capital lease agreements	80,527
Less: current portion	22,850
Capital lease obligations, net of current portion	$57,677

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2017, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2017 or December 31, 2016. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2017, the Company had approximately $31.9 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $28.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2017 and 2016.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2017, there were 82,844,322 shares of common stock outstanding.

The Company issued 84,188 and 209,438 shares of common stock, respectively, as a result of the vesting of Restricted Stock Awards (RSA) during the three month period ended March 31, 2017 and 2016. See Note 11 for additional information regarding RSA activity. There was no vesting of RSAs during the three month period ended March 31, 2016.

Shares of common stock issued as a result of Non-Qualified Stock Option (NQSO) exercises and realized gross proceeds during the three month period ended March 31, 2017 were 30,000 and $17,100, respectively, from the exercise of such non-qualified stock options. No tax benefit has been associated with the exercise of stock options for the three month period ended March 31, 2017, because of the existence of net operating loss carryforwards for which there is a full valuation allowance. There were no stock options exercised during three month period ended March 31, 2016. See Note 11 for additional information regarding the stock incentive plans.

11.	Stock Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options. Any shares associated with options forfeited are added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

Valuation of Stock Awards

The Company estimates the fair value of all NQSO stock awards using a Black-Scholes option pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises.

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period.

Restricted Stock Awards

During the three month period ended March 31, 2017, the Company granted 300,000 RSAs to its Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs are tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. There were no RSAs granted during the three month period ended March 31, 2016.

During the three month period ended March 31, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar and the Company. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

There were no RSAs that were cancelled or expired during the three month periods ended March 31, 2017 and 2016, respectively.

During the three month period ended March 31, 2016, 250,000 RSAs vested upon the Company reporting over $70 million in revenues in its Annual Report on Form 10-K for 2015. On March 15, 2016, the Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and James T. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

A summary of RSA activity as of March 31, 2017 and 2016, and changes during three month periods ended March 31, 2017 and 2016 are set forth below:

	2017	2016
NON-VESTED AWARDS	(Unaudited)

Non-vested awards outstanding, January 1,	250,000	500,000
Granted (+)	300,000	-
Vested (-)	125,000	250,000
Non-vested awards outstanding, March 31,	425,000	250,000

Weighted-average remaining contractual life (in years)	2.8	1.7

Unamortized RSA compensation expense	$243,188	$72,619

Aggregate intrinsic value of RSAs non-vested, March 31	$191,250	$150,000

Aggregate intrinsic value of RSAs vested during the quarter	$108,750	$185,000

Non-Qualified Stock Option Awards

During the three month period ended March 31, 2017, the Company granted 600,000 NQSOs to its Chief Executive Officer and valued the award using a Black-Scholes model with the following valuation inputs: 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%. During the three month period ended March 31, 2016, the Company granted 50,000 NQSOs to a member of the Board of Directors and valued the award using a Black-Scholes model that assumed a 3-year vesting period, 5-year option term, a risk free rate of 1.7%, volatility of 68.0%, no assumed dividend yield, and a forfeiture rate estimate of 7.5%.

During the three month period ended March 31, 2017, there were 60,000 stock options of that were unvested and cancelled, of which 10,000 were unvested and cancelled due to termination of employment and the remainder expired unexercised at the end of the option term. During the three month period ended March 31, 2016, there were 292,000 stock options of that were cancelled, of which 180,000 were cancelled due to termination of employment and the remainder were options granted to members of the Board of Directors that expired unexercised at the end of the option term.

A summary of stock option activity as of March 31, 2017 and 2016, and changes during three month periods ended March 31, 2017 and 2016 are set forth below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value
	(Unaudited)
Non-vested balances, January 1,	920,000	$0.59	841,672	$0.80
Granted (+)	600,000	$0.48	50,000	$0.39
Cancelled (-)	60,000	$0.68	-	$-
Vested (-)	-		439,172	$0.65
Non-vested balances, March 31,	1,460,000	$0.54	452,500	$0.90

16

	2017		2016
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1,	2,090,668	$0.86	1,857,668	$0.91
Granted (+)	600,000	$0.82	50,000	$0.68
Cancelled (-)	70,000	$0.79	292,000	$0.74
Exercised (-)	30,000	$0.57	-	$-
Awards outstanding, March 31,	2,590,668	$0.85	1,615,668	$0.94

Awards vested and expected to vest, March 31,	2,392,908	$0.85	1,608,449	$0.94

Awards outstanding and exercisable, March 31,	1,130,668	$0.82	1,163,168	$0.77

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2017 were 3.7 years, 3.7 years and 2.1 years, respectively. There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of March 31, 2017 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The intrinsic value will change based on the fair market value of WidePoint’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2017 was approximately $9,000.

Stock Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
Restricted stock compensation expense	$22,054	$21,786
Non-qualified stock compensation expense	62,963	66,093

Total share-based compensation before taxes	$85,017	$87,879

At March 31, 2017, the Company had approximately $730,300 of total unamortized stock-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.2 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
	(Unaudited)
Basic EPS Computation:
Net loss	$(1,154,217)	$(659,510)
Weighted average number of common shares	82,841,812	82,559,822
Basic EPS	$(0.01)	$(0.01)

Diluted EPS Computation:
Net loss	$(1,154,217)	$(659,510)

Weighted average number of common shares	82,841,812	82,559,822
Incremental shares from assumed conversions of stock options	-	-
Adjusted weighted average number of common shares	82,841,812	82,559,822

Diluted EPS	$(0.01)	$(0.01)

The dilutive effect of unexercised stock options and restricted stock awards excludes 3,015,668 and 1,865,668 of options from the computation of EPS for the three month periods ended March 31, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Revenue Mix	2017	2016
	(Unaudited)
Carrier Services	$10,035,761	$12,019,873
Managed Services	8,576,478	8,488,767

	$18,612,239	$20,508,640

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Geographic Region	2017	2016
	(Unaudited)
North America	$17,563,096	$19,173,741
Europe	1,049,143	1,334,899

	$18,612,239	$20,508,640

14.	Commitments and Contingencies

Operating Lease Commitments

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

Except as described above, there were no other leases entered into or modifications of existing leases during the three month period ended March 31, 2017.

Employment Agreements

The Company has employment agreements with certain senior executives that set forth compensation levels and provide for severance payments in certain instances.

15.	Subsequent Event

On May 3, 2017, a subsidiary of the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. whereby the Company purchased certain commercial identity and authentication software assets, contract license assignments, and other assets associated with the sale of the software assets (the “Software Assets”). The aggregate purchase price for the Software Assets was $400,000, consisting of $300,000 paid in cash at closing and $100,000 contingent upon the optional renewal of a license agreement expected in 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;
•	Our ability to renew or replace our credit facility on favorable terms or at all;
•	Our ability to raise additional capital on favorable terms or at all;
•	Our ability to gain market acceptance for our products;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to successfully implement our strategic plan;
•	Our ability to continue to deliver contracted services and products to our existing customers;
•	Our ability to sell higher margin services;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

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

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

 Strategic Focus and Goals

Our strategic focus and goals are driven by our short-term need to improve our financial performance and return the Company to profitability. Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and initiatives for our sales and marketing efforts in order to expand our marketplace breadth and drive company sustainability.

With a focus on solidifying, improving, and expanding our information technology based proprietary solutions and adopting channel driven sales and marketing initiatives, we believe we can reshape our environment and create a more unified set of operational efficiencies and technical solutions. These should allow us to grow critical mass and enable better use of our personnel and other resources to scale and grow our business. We further believe that we can expand our business and customers through acquisitions of businesses and strategic assets.

Presently, as part of our shorter-term strategic focus, we are re-evaluating roles and responsibilities throughout the Company and focusing on eliminating non-value added activities, automating manual processes and recruiting more experienced talent and eliminating redundant and expensive legacy resources. We are also reviewing all client relationships and commencing corrective actions to improve profitability and/or eliminate unprofitable and challenging clients. We are considering and have already initiated a number of cost savings efforts including the consolidation of physical locations and technology platforms. We are working with and reducing headcount and are driving cost savings from our largest suppliers and attempting to reduce non-performing sales assets. We are streamlining general and administrative expenses, redundant processes and overhead costs.

Our short-term strategy to drive increased revenue performance and increase our pipeline of new sales opportunities includes adopting new pricing strategies, targeting competitor’s customers with lower introductory pricing during renewal periods to garner increased market share, utilizing social media marketing enhancements to increase customer awareness of our solutions, highlighting superior product differentiators in our marketing materials and online presence, improving, expanding and targeting our current marketing efforts to identify new customers that could utilize our current solutions, improving our cross selling of our solutions to our current customers, providing our larger customers with enhanced product opportunities and improved pricing in an effort to increase there short-term purchasing activities, utilizing professional lead productions support to drive an increase amount of pipeline, and emphasizing higher margin solutions.

Longer-term, we are reviewing our intellectual property portfolio and have recently acquired some additional software assets and new customer relationships in support of expanding our information technology based proprietary solutions and customer reach. This initial asset acquisition coupled with our longer term initiatives to further consolidate, streamline, and focus on building out a set of core “One WidePoint” driven solutions may allow us to further differentiate our capabilities to our customers. We are also targeting current federal agencies in an effort to garner their support in sponsoring our derived credentialing solutions in meeting new regulatory approvals that would allow us to offer these new federal government sponsored derived credentialing solutions to a broader group of federal government and other associated user groups.

Our next steps towards achieving our longer-term goals also include reviewing our current offerings to determine which solutions we believe can be grouped into a unified set of “One WidePoint” solutions, focusing our efforts away from supporting multiple solutions and introducing new solutions to our commercial enterprise markets. These actions could drive a strategic realignment of services that may include the sale of non-aligned offerings coupled with additional acquisitions of complementary services that may result in a more focused core set of “One WidePoint” solutions.

The execution of our strategy will require a significant amount of time, expertise and expense. There may be a requirement to raise additional capital, which may be on unfavorable terms to us. There is also no guarantee that we will be able to successfully execute our strategy or return to profitability in a timely fashion or at all. However, management believes that executing our short and longer term strategies will put us on the path towards returning to generating positive earnings and cash flow, while also allowing the Company to build critical mass in the future with a more sustainable and improved competitive market position.

Results of Operations

Three Months Ended March 31, 2017 as Compared to Three Months Ended March 31, 2016

Revenues. Revenues for the three month period ended March 31, 2017 were approximately $18.6 million, a decrease of approximately $1.9 million (or 9% of revenues), as compared to approximately $20.5 million in 2016. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
Revenue Mix	2017	2016	Variance
	(Unaudited)
Carrier Services	$10,035,761	$12,019,873	$(1,984,112)
Managed Services	8,576,478	8,488,767	87,711

	$18,612,239	$20,508,640	$(1,896,401)

The decrease in revenues was driven predominantly due to lower carrier services, partially offset by higher audit and accessory revenues as compared to last year.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2017 was approximately $15.2 million (or 82% of revenues), as compared to approximately $16.3 million (or 80% of revenues) in 2016. The dollar decrease was due to lower reselling purchases and carrier services purchases as compared to the same period last year. Cost of revenues could fluctuate depending on our sales mix between carrier services and managed services.

Gross Profit. Gross profit for the three month period ended March 31, 2017 was approximately $3.4 million (or 18% of revenues), as compared to approximately $4.2 million (or 20% of revenues) in 2016. The decrease in gross profit was largely related to a lower ratio of higher margin device and accessory sales and decreases in billable service arrangements as compared to the same period last year.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2017 was approximately $0.5 million (or 3% of revenues), as compared to approximately $0.7 million (or 4% of revenues) in 2016. The decrease in sales and marketing was due to planned turnover in our sales team and the elimination of legacy sales lead generation and channel partners that were not producing sufficient high quality leads and revenue pipelines to match our revenue growth goals. We are strategically focused on recruiting sales account executives and high quality lead generation partners that can support our target market penetration and revenue growth goals. We are believe that our sales and marketing spend will increase over time as we push forward with our sales growth initiatives, introduce new products and services, move forward with strategic sales alliances and co-marketing activities and promote of our services.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2017 were approximately $3.8 million (or 21% of revenues), as compared to approximately $3.7 million (or 18% of revenues) in 2016. General and administrative expense increased due to duplicate salary, travel and related carrying costs related to our CEO transition period; as well as higher compliance and related professional services costs required to maintain certifications and comply with public company reporting requirements. We believe that general and administrative expenses should fall in the short-term as certain cost reduction initiatives directed by our CEO are fully deployed during 2017.

Product Development. Product development costs for the three month period ended March 31, 2017 were approximately $151,400 (or less than 1% of revenues), as compared to approximately $257,400 (or 1% of revenues) in 2016. Product development activities could be significantly reduced going forward as we focus on meeting cost reduction initiatives directed by our CEO. In the long-term we may incur additional product development costs as part of any go to market strategy, which generally includes first determining whether or not a latent demand exists for the prospective product and/or service being considered for development, conducting a small scale model or prototype for evaluation and then ultimately conducting a small go-to-market evaluation of new products and services before committing a significant amount of capital towards development efforts.

Depreciation and Amortization. Overhead and administrative related depreciation and amortization expense for the three month period ended March 31, 2017 was approximately $71,700 as compared to approximately $94,500 in 2016.  There were no material increases in our depreciable asset base during the quarter.

Interest Income. Interest income for the three month period ended March 31, 2017 was approximately $7,000, as compared to approximately $4,200 in 2016.  The increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2016.

Interest Expense. Interest expense for the three months ended March 31, 2017 was approximately $9,600 as compared to approximately $20,000 in 2016.  The decrease in interest expense is due to lower line of credit advances and the length of time such advances were outstanding, as well as the elimination of term debt during the quarter after the Company paid the last installment in January 2017. There were no significant changes in the interest rate associated with debt repaid during the three months ended March 31, 2017.

Income Taxes. Income tax benefit for the three month period ended March 31, 2017 was approximately $18,800, as compared to an income tax expense of approximately $1,400 in 2016.  Income tax benefit for the three month period ended March 31, 2017 consisted of taxes payable on foreign earnings in the Republic of Ireland, more than offset by tax benefits realized due to vesting of restricted stock awards during the quarter. We believe the Company’s global tax expense could continue to be low due to continued net operating losses and significant net operating loss deduction carryforwards available to offset future earnings related to its domestic operations in the United States.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended March 31, 2017 was approximately $1.2 million, as compared to approximately $0.7 million in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Cardinal Bank for up to $6.0 million. We are currently working with Cardinal Bank and other lenders to renew or replace our credit facility which will expire on July 30, 2017. Although we believe that we will be able to have access to a credit facility, there is no assurance that we will be able to renew or replace our working capital credit facility on favorable terms or at all, which would likely negatively impact our operations and seek capital from other sources, if available.

At March 31, 2017, our net working capital was approximately $4.2 million as compared to $5.0 million at December 31, 2016. Our decrease in net working capital was primarily due to net losses incurred, continuing to fund product development, infrastructure improvements and business development efforts. We utilized available cash and our line of credit to manage through collection timing differences during the first quarter of 2017.

We must successfully execute our business plan and to operating costs and increase profitability of customer projects in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the three months ended March 31, 2017, net cash used in operations was approximately $2.0 million driven by current year operating losses and temporary collection timing differences.

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

For the three months ended March 31, 2017, cash used in investing activities was approximately $40,200 and consisted of computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions, partially offset by proceeds received from the disposal of leased automobiles.

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

For the three months ended March 31, 2017, cash used in financing activities was approximately $124,400 reflects scheduled term debt repayments of approximately $95,500, restricted stock award tax liability payment of approximately $46,000, partially offset by proceeds from the exercise of stock options. The Company was advanced and repaid approximately $2.3 million in line of credit advances.

For the three months ended March 31, 2016, cash provided by financing activities was approximately $321,100 primarily reflecting scheduled term debt repayments of approximately $234,600. The Company was advanced approximately $3.8 million and repaid approximately $3.2 million in line of credit advances during the quarter.

Net Effect of Exchange Rate on Cash and Equivalents

For the three month periods March 31, 2017 and 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3   DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4   MINE SAFETY DISCLOSURES

None

ITEM 5   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT
NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files (Filed herewith).

101.INS XBRL	Instance Document (Filed herewith).

101.SCH XBRL	Taxonomy Extension Schema Document (Filed herewith).

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (Filed herewith).

101.DEF XBRL	Taxonomy Definition Linkbase Document (Filed herewith).

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (Filed herewith).

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date:	May 15, 2017	/s/ JEFFREY O. NYWEIDE
Jeffrey O. Nyweide
President and Chief Executive Officer

Date:	May 15, 2017	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer

