Form 10-Q
period 2017-06-30
WIDEPOINT CORP
filed 2017-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2017, there were 82,946,847 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

1

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,472,363	$9,123,498
Accounts receivable, net of allowance for doubtful accounts of $75,521 and $344,411 in 2017 and 2016, respectively	8,648,612	5,153,093
Unbilled accounts receivable	6,048,130	8,112,690
Inventories	142,587	123,287
Prepaid expenses and other assets	587,091	385,388
Income taxes receivable	-	42,896

Total current assets	20,898,783	22,940,852

NONCURRENT ASSETS
Land and building held for sale	-	594,376
Property and equipment, net	976,552	736,678
Intangibles, net	3,988,662	4,298,902
Goodwill	18,555,578	18,555,578
Deposits and other assets	93,911	52,456

TOTAL ASSETS	$44,513,486	$47,178,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term note payable	$34,975	$131,761
Accounts payable	7,066,408	8,665,449
Accrued expenses	9,379,319	7,872,557
Deferred revenue	1,261,880	1,190,558
Income taxes payable	51,856	5,141
Current portion of long-term debt	-	94,868
Current portion of deferred rent	26,207	40,397
Current portion of capital lease obligations	18,027	4,097

Total current liabilities	17,838,672	18,004,828

NONCURRENT LIABILITIES
Long-term debt related to assets held for sale, net of current portion	-	412,180
Capital lease obligation, net of current portion	61,119	-
Deferred rent, net of current portion	100,380	86,198
Deferred revenue, net of current portion	13,333	-
Deferred income taxes	386,360	398,985

Total liabilities	18,399,864	18,902,191

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,946,847 and 82,730,134 shares issued and outstanding, respectively	82,947	82,730
Additional paid-in capital	94,083,209	93,920,095
Accumulated other comprehensive loss	(181,337)	(309,369)
Accumulated deficit	(67,871,197)	(65,416,805)

Total stockholders’ equity	26,113,622	28,276,651

Total liabilities and stockholders’ equity	$44,513,486	$47,178,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
REVENUES	$18,880,506	$17,539,666	$37,492,745	$38,048,306
COST OF REVENUES (including amortization and depreciation of $294,803, $288,277, $576,627, and $580,635, respectively)	15,589,330	14,179,119	30,771,965	30,482,781

GROSS PROFIT	3,291,176	3,360,547	6,720,780	7,565,525

OPERATING EXPENSES
Sales and Marketing	628,319	702,465	1,177,178	1,441,514
General and Administrative Expenses (including share-based compensation of $134,062, $48,447, $219,079 and $136,326, respectively)	3,789,980	3,441,984	7,622,220	7,199,930
Product Development	56,426	1,000	207,799	258,383
Depreciation and Amortization	71,189	89,719	142,939	184,197

Total Operating Expenses	4,545,914	4,235,168	9,150,136	9,084,024

LOSS FROM OPERATIONS	(1,254,738)	(874,621)	(2,429,356)	(1,518,499)

OTHER INCOME (EXPENSE)
Interest Income	2,566	3,433	9,593	7,606
Interest Expense	(12,849)	(19,828)	(22,417)	(40,158)
Other (Expense) Income	(875)	5,377	3,299	7,345

Total Other Income (Expense)	(11,158)	(11,018)	(9,525)	(25,207)

LOSS BEFORE INCOME TAX PROVISION	(1,265,896)	(885,639)	(2,438,881)	(1,543,706)
INCOME TAX PROVISION	34,279	11,291	15,511	12,734

NET LOSS	$(1,300,175)	$(896,930)	$(2,454,392)	$(1,556,440)

BASIC EARNINGS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,845,449	82,730,134	82,843,631	82,644,978

DILUTED EARNINGS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,845,449	82,730,134	82,843,631	82,644,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
NET LOSS	$(1,300,175)	$(896,930)	$(2,454,392)	$(1,556,440)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	75,024	(34,735)	128,032	31,151

Other comprehensive income (loss)	75,024	(34,735)	128,032	31,151

COMPREHENSIVE LOSS	$(1,225,151)	$(931,665)	$(2,326,360)	$(1,525,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,454,392)	$(1,556,440)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	(5,951)	(8,059)
Depreciation expense	183,983	230,993
Provision for doubtful accounts	31,187	(13,394)
Amortization of intangibles	535,789	533,839
Amortization of deferred financing costs	1,667	-
Share-based compensation expense	219,079	136,326
Gain on sale of assets held for sale	(66,683)	-
Loss on disposal of fixed assets	172,563	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(1,187,693)	3,669,992
Inventories	(18,808)	(36,704)
Prepaid expenses and other current assets	(217,217)	15,163
Other assets	(23,122)	(1,320)
Accounts payable and accrued expenses	(484,282)	(1,067,642)
Income tax receivable	72,534	1,856
Deferred revenue and other liabilities	19,423	(921,137)

Net cash (used in) provided by operating activities	(3,221,923)	983,473

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(479,796)	(61,723)
Software development costs	(214,873)	(233,481)
Proceeds from sale of assets held for sale	236,451	-
Proceeds from the sale of property and equipment	52,693	-

Net cash used in investing activities	(405,525)	(295,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	3,270,490	10,239,395
Repayments of bank line of credit advances	(3,270,490)	(10,101,534)
Principal repayments of long term debt	(82,440)	(441,278)
Principal repayments under capital lease obligations	(20,345)	(21,084)
Restricted stock award tax liability payment	(57,345)	(32,332)
Proceeds from exercise of stock options	17,100	-

Net cash used in financing activities	(143,030)	(356,833)

Net effect of exchange rate on cash and equivalents	119,343	65,882

NET (DECREASE) INCREASE IN CASH	(3,651,135)	397,318

CASH, beginning of period	9,123,498	7,930,303

CASH, end of period	$5,472,363	$8,327,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18,681	$46,055
Cash paid for income taxes	$764	$4,031
Cash received from income tax refund	$2,674	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection with software asset purchase (Note 6)	$50,000	$-
Acquisition of assets under capital lease obligation (Note 6)	$93,301	$-

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

Nature of Operations

The Company is a leading provider of trusted mobility management solutions to the government and commercial sectors. Our hosted solutions are accessible on-demand through a secure proprietary portal and provide our customers with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments. The Company uses proprietary software, analytical and reporting tools to deliver its communications and related identity management solutions. The Company’s solutions are internally hosted solutions and accessible on-demand through a secure portal.

Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. The Company derives a significant amount of its revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies in particular, will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or a changes in government administrations, budgets and other political matters that may impact the timing and commencement of such work and could result in variations in operating results and directly affect the Company’s financial performance.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2017 and for each of the three and six month periods ended June 30, 2017 and 2016, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six month periods ended June 30, 2017 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

Upon the adoption of recent accounting standards as further described below the Company made certain reclassifications to the condensed consolidated balance sheets to comply with the standard and made similar reclassifications to conform to the current year presentation. At December 31, 2016, the Company reclassified deferred tax assets of $48,826 against non-current deferred tax liabilities of $447,811. There was no impact on the consolidated statement of operations or earnings per share as a result of adopting this standard.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first six months of 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, except as noted below under the section “recently adopted accounting pronouncements”.

Segment Reporting

Our information technology service offerings comprise an overall single business from which the Company earns revenues and incurs costs derived from several related information technology-based trusted mobile solutions and technology services. The Company’s information technology service offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 13 for detailed information regarding the composition of information technology services.

Recently Adopted Accounting Standards

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The Company adopted this ASU in the first quarter of 2017 and reclassified $48,826 of current deferred tax assets to non-current deferred tax assets reflected at December 31, 2017. All deferred tax assets are presented as non-current.

Accounting Standards Codification 718 “Compensation-Stock Compensation.” In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued. This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU in the three months ended March 31, 2017, and the Company did not recognize any adjustments due to the fact that the Company had a tax-effected full valuation allowance of approximately $9.3 million applied against its U.S. based deferred tax assets, of which approximately $352,200 was applied against unrealized stock option benefits. In the event the Company generates sufficient taxable income to utilize its deferred tax assets the Company may be required to recognize up to $352,200 in deferred tax assets relating to unrealized stock option benefits and a corresponding adjustment to retained earnings. The Company estimates forfeiture rates and adjusts such rates when appropriate.

Accounting Standards Codification 230 “Statement of Cash Flows.” In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued. This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU during the year ended December 31, 2016. The adoption of this accounting standard during the three month period ended March 31, 2017 and the comparative period did not have a material effect on the Company’s condensed consolidated statements of cash flows.

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

In November 2016, the Company evaluated plans to either expand its facility located in Lewis Center, Ohio (“Lewis Center Facility”) or relocate to a larger facility that could accommodate the Company’s growth and operational requirements. In December 2016, the Company’s management decided to put the Lewis Center Facility up for sale and identify a larger facility to lease. The Company closed the sale of its Lewis Center Facility on May 22, 2017 at a gross sales price of $730,000 and received net proceeds of approximately $236,400 after paying off the existing mortgage, broker commissions and other closing costs. The Company recognized a net gain of approximately $66,700 on the sale of its Lewis Center Facility and reported this gain within general and administrative expense in the consolidated statements of operations. Assets held for sale are set forth in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Land	$-	$139,656
Building	-	537,398

Total Land and building held for sale, at cost	$-	$677,054
Less: Accumulated depreciation	-	(82,678)

Land and building held for sale, net	$-	$594,376

Long-term debt	$-	$432,367

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$2,701,888	$2,319,142
Government	6,022,245	3,178,362
Gross accounts receivable	8,724,133	5,497,504
Less: allowances for doubtful accounts	75,521	344,411

Accounts receivable, net	$8,648,612	$5,153,093

For the six month period ended June 30, 2017, the Company recorded a provision for bad debt of approximately $31,200 related to a billing dispute with a commercial customer. For the six month period ended June 30, 2017, the Company wrote-off a specific provision for bad debt of approximately $274,500 against the related customer invoice which reduced ending allowances for doubtful accounts at June 30, 2017. For the three and six month periods ended June 30, 2016, the Company did not recognize any material provisions for bad debt, write-offs of existing provisions for bad debt or any material recoveries of commercial accounts receivable for which an allowance had been previously established. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (DHS)	50%	47%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	61%	61%	60%	63%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amount not yet billed for services delivered. Unbilled receivables consist of the following by customer type as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$204,976	$278,862
Government	5,843,154	7,833,828

Unbilled accounts receivable	$6,048,130	$8,112,690

6.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Computer hardware and software	$1,687,206	$1,214,052
Furniture and fixtures	302,095	211,376
Leasehold improvements	223,842	486,467
Automobile	180,886	216,880
Gross property and equipment	2,394,029	2,128,775
Less: accumulated depreciation and amortization	1,417,477	1,392,097

Property and equipment, net	$976,552	$736,678

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. Also under the terms of the Software Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renews its license agreement in 2018. The Company estimated the fair value of contingent consideration at $50,000 based on a number of different factors including the current state of the government fiscal budget and planned cuts, as well as changes in the technology and industry that may require expensive development that may not make renewal feasible. Contingent consideration is recorded within “accrued expenses” on the consolidated balance sheets.

During the three month period ended June 30, 2017, the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a loss on disposal of approximately $176,700 as a result of the move. During the six month period ended June 30, 2017 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $31,500 and building and leasehold improvements with a net book value of approximately $176,700. During the three and six month periods ended June 30, 2016 there were no material sales or disposals of property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three of six month periods ended June 30, 2017 and 2016.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Automobiles	$93,301	$63,498
Less: accumulated amortization	7,846	36,823

Capital lease assets, net	$85,455	$26,675

During the six month period ended June 30, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301. For the six month period ended June 30, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100. During the three month periods ended June 30, 2017 and 2016 there were no material sales or disposals of owned or leased property and equipment.

Property and equipment depreciation expense (including amortization of capital lease property) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
Property and equipment depreciation expense	$100,200	$117,800	$184,000	$231,000

Capital lease amortization (included in property and equipment depreciation expense)	$7,800	$7,500	$7,800	$19,700

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2017. There were no changes in the carrying amount of goodwill during the three month periods ended June 30, 2017. The Company considered whether there were indicators of impairment during the three and six month periods ended June 30, 2017.

The Company has recorded net intangible assets of $3,988,662, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three and six month periods ended June 30, 2017, the Company capitalized internally developed software costs of approximately $201,100 and $13,800, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no material disposals of intangible assets for the three and six month periods ended June 30, 2017 and 2016.

The aggregate amortization expense recorded for the three month periods ended June 30, 2017 and 2016 were approximately $266,000 and $262,900, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2017 and 2016 were approximately $535,800 and $533,800, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs is approximately 7.0 years and 3.0 years, respectively, at June 30, 2017.

8.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit through April 30, 2018 and replaces the Company’s prior credit facility with Cardinal Bank.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The interest rate for the working capital line of credit is the Wall Street Journal prime rate plus 1.0%. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States.

The Loan Agreement requires that the Company (i) maintain a minimum adjusted tangible net worth of at least $4.0 million for the quarter ending December 31, 2017, increasing to $4.5 million for each quarter thereafter and (ii) maintain a current ratio of 1.10:1 tested quarterly.

Under the previous credit facility with Cardinal Bank the Company was advanced and repaid approximately $3.3 million during the six month period ended June 30, 2017. The Company had no advances under the current credit facility with Access National Bank at June 30, 2017.

As of June 30, 2017, the Company was eligible to borrow up to $5.0 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	JUNE 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Cardinal Bank mortgage dated December 17, 2010 (1)	$-	$432,367
Cardinal Bank term note dated December 31, 2011 (2)	-	74,681

Total	-	507,048
Less: current portion	-	94,868

Long-term debt, net of current portion	$-	$412,180

Long-term debt related to assets held for sale, net of current portion	$-	$412,180

(1) On December 17, 2010, the Company entered into a real estate purchase agreement to acquire the Lewis Center Facility for approximately $677,000 and financed a significant portion of the purchase price with a $528,000 ten-year mortgage with Cardinal Bank. On May 22, 2017, the Company completed the sale of this real estate asset and paid off the balance of the mortgage. See Note 3 for additional information regarding the sale of the property.

(2) On December 31, 2011, the Company entered into a $4.0 million 5-year term note with Cardinal Bank to fund a portion of the purchase price paid in connection with the asset purchase agreement with Avalon Global Solutions, Inc. dated December 30, 2011. The Company paid the last scheduled installment on January 6, 2017.

Capital Lease Obligations

As more fully described in Note 6, the Company acquired two new automobiles at a cost of $93,301 and financed the purchase of these vehicles under a capital lease agreement for $80,527. Minimum lease payments required under current capital leases range from $695 to $1,210 and these leases expire in March 2021. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending June 30, 2017:

2017	$22,500
2018	22,500
2019	22,500
2020	21,115

Total principal and interest payments	88,615
Less: portion representing interest	9,469
Present value of minimum lease payments under capital lease agreements	79,146
Less: current portion	18,027
Capital lease obligations, net of current portion	$61,119

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2017, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2017 or December 31, 2016. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2017, the Company had approximately $33.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $30.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the six month periods ended June 30, 2017 and 2016.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2017, there were 82,946,847 shares of common stock outstanding. The Company issued 102,525 shares of common stock, as a result of the vesting of a portion of Restricted Stock Awards (RSA) during the three month period ended June 30, 2017. There was no vesting of RSAs during the three month period ended June 30, 2016. The Company issued 186,713 and 209,438 shares of common stock, respectively, as a result of the vesting of RSAs during the six month periods ended June 30, 2017 and 2016, respectively. See Note 11 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended June 30, 2017 and 2016, respectively. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the six month period ended June 30, 2017 were 30,000 and $17,100, respectively, from the exercise of such stock options. See Note 11 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

The Company estimates the fair value of all stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises.

Restricted Stock Awards

During the six month period ended June 30, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. In connection with his resignation on June 30, 2017, 150,000 shares immediately vested and the remaining 150,000 were cancelled. As a result of share withholdings to satisfy tax liabilities of approximately $21,800, the Company issued 102,525 shares of the Company’s common stock to Mr. Nyweide. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the condensed consolidated statements of cash flows.

In addition, during the six month period ended June 30, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar (the former Chief Executive Officer) and the Company on January 3, 2017. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

There were no RSAs granted during the six month period ended June 30, 2016.

During the six month period ended June 30, 2016, 250,000 RSAs vested upon the Company reporting over $70 million in revenues in its Annual Report on Form 10-K for 2015. On March 15, 2016, the Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and James T. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

There were no RSAs that were cancelled or expired during the three and six month periods ended June 30, 2016.

A summary of RSA activity as of June 30, 2017 and 2016, and changes during six month periods ended June 30, 2017 and 2016 are set forth below:

	2017	2016
	(Unaudited)
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	250,000	500,000
Granted (+)	300,000	-
Cancelled (-)	150,000	-
Vested (-)	275,000	250,000
Non-vested awards outstanding, June 30,	125,000	250,000

Weighted-average remaining contractual life (in years)	0.4	1.5

Unamortized RSA compensation expense	$8,300	$61,700

Aggregate intrinsic value of RSAs non-vested, June 30	$57,500	$147,500

Aggregate intrinsic value of RSAs vested during the quarter	$177,750	$185,000

Non-Qualified Stock Option Awards

During the six month periods ended June 30, 2017 and 2016, there were NQSO grants of 850,000 and 650,000, respectively, as further described below:

▪	Director Grants. During the six month period ended June 30, 2017, the Board of Directors granted each of the five (5) existing non-employee directors as of June 23, 2017, a grant of 50,000 non-qualified stock options that were valued the award using a Black-Scholes Option Pricing model that assumed a 6-month vesting period, 7-year option term, a risk free rate of 2.0%, volatility of 69.6%, no assumed dividend yield, and a forfeiture rate estimate of 4.2%. During the six month period ended June 30, 2016, the Board of Director granted 50,000 non-qualified stock options to a member of the Board of Directors and valued the award using a Black-Scholes model that assumed a 3-year vesting period, 5-year option term, a risk free rate of 1.7%, volatility of 68.0%, no assumed dividend yield, and a forfeiture rate estimate of 7.5%.

▪	Non-Director Grants. During the six month period ended June 30, 2017, the Company granted 600,000 non-qualified stock options to its former Chief Executive Officer and valued the award using a Black-Scholes Option Pricing model that assumed a 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%. There were no non-qualified stock options awards issued to non-directors during the six month period ended June 30, 2016.

During the six month period ended June 30, 2017, there were 600,000 non-qualified stock options that were unvested and cancelled due to the resignation of the Company’s former Chief Executive Officer on June 30, 2017. During the six month period ended June 30, 2016, there were 317,000 stock options that were cancelled, of which 205,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

A summary of stock option activity as of June 30, 2017 and 2016, and changes during six month periods ended June 30, 2017 and 2016 are set forth below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value
	(Unaudited)
Non-vested balances, January 1,	920,000	$0.59	841,672	$0.80
Granted (+)	850,000	$0.47	650,000	$0.40
Cancelled (-)	600,000	$0.54	25,000	$0.72
Vested (-)	110,000	$0.69	534,172	$0.69
Non-vested balances, June 30,	1,060,000	$0.54	932,500	$0.59

	2017		2016
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1,	2,090,668	$0.86	1,857,668	$0.91
Granted (+)	850,000	$0.71	650,000	$0.70
Cancelled (-)	1,023,334	$0.91	317,000	$0.80
Exercised (-)	30,000	$0.57	-	-
Awards outstanding, June 30,	1,887,334	$0.76	2,190,668	$0.86

Awards vested and expected to vest, June 30,	1,763,594	$0.77	2,064,739	$0.87

Awards outstanding and exercisable, June 30,	887,334	$0.75	1,258,168	$0.82

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2017 were 3.5 years, 3.5 years and 2.3 years, respectively.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of June 30, 2017 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The intrinsic value will change based on the fair market value of WidePoint’s stock.

The total intrinsic value of stock options exercised during the six months ended June 30, 2017 was approximately $9,000.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
Restricted stock compensation expense	$129,267	$21,786	$151,321	$43,572
Non-qualified stock compensation expense	4,795	26,661	67,758	92,754

Total share-based compensation before taxes	$134,062	$48,447	$219,079	$136,326

At June 30, 2017, the Company had approximately $268,300 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.43 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
Basic EPS Computation:
Net loss	$(1,300,175)	$(896,930)	$(2,454,392)	$(1,556,440)
Weighted average number of common shares	82,845,449	82,730,134	82,843,631	82,644,978
Basic EPS	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Diluted EPS Computation:
Net loss	$(1,300,175)	$(896,930)	$(2,454,392)	$(1,556,440)

Weighted average number of common shares	82,845,449	82,730,134	82,843,631	82,644,978
Incremental shares from assumed conversions of stock options	-	-	-	-
Adjusted weighted average number of common shares	82,845,449	82,730,134	82,843,631	82,644,978

Diluted EPS	$(0.02)	$(0.01)	$(0.03)	$(0.02)

The dilutive effect of unexercised stock options and restricted stock awards excludes 2,012,334 and 2,190,668 of options from the computation of EPS for the three and six month periods ended June 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Revenue Mix	2017	2016	2017	2016
	(Unaudited)
Carrier Services	$10,910,179	$10,168,755	$20,945,940	$22,188,628
Managed Services	7,970,327	7,370,911	16,546,805	15,859,678

	$18,880,506	$17,539,666	$37,492,745	$38,048,306

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Geographic Region	2017	2016	2017	2016
	(Unaudited)
North America	$17,759,180	$16,319,805	$35,322,276	$35,493,546
Europe	1,121,326	1,219,861	2,170,469	2,554,760

	$18,880,506	$17,539,666	$37,492,745	$38,048,306

14.	Commitments and Contingencies

Operating Lease Commitments

In March 2017, the Company entered into 10-year lease agreement for a 14,382 square foot facility to accommodate growth and operational requirements in Columbus, Ohio. In late May 2017, the Company moved into the new Columbus, Ohio facility. The lease agreement includes six (6) months of free rent from June 1, 2017 through November 30, 2017. Thereafter, the lease requires monthly minimum rent of approximately $20,700, of which $10,200 covers base minimum lease payments and $10,500 covers estimated annual operating expenses and real estate taxes. Base minimum lease payments are subject to an annual escalation of approximately 3.5% beginning on October 1, 2018. The term of the lease expires on September 30, 2027, unless the Company elects to use an early termination provision that is available in October 2023. Any early termination election would require an immediate payment of a fixed penalty that may range from $260,000 to $265,000.

Except as described above, there were no other material leases entered into or modifications of existing leases during the six month period ended June 30, 2017.

Employment Agreements

The Company has employment agreements with certain senior executives that set forth compensation levels and provide for severance payments in certain instances.

15.	Subsequent Event

Effective July 1, 2017, the Board of Directors elected Jin H. Kang as the Company’s new Chief Executive Officer and expanded Jason Holloway’s Executive Vice President and Chief Sales and Marketing position to include the title of Chief Executive Officer and President of the Company’s wholly-owned subsidiary WidePoint Cybersecurity Solutions Corporation in connection with a restructuring of the Company’s management team. In connection with Mr. Kang’s appointment as the Company’s Chief Executive Officer, Mr. Kang was appointed as a Class I Director of the Company to fill an existing vacancy on the Board.

On July 20, 2017, the Company entered into an appointment and standstill agreement with its significant stockholder, Nokomis Capital, L.L.C., pursuant to which, among other things, the Company agreed to immediately appoint Alan Howe and Philip Richter as Class II directors of the Company and as members of the Corporate Governance and Nominating Committee and the Compensation Committee of the Board and to nominate them for election at the Company’s 2017 Annual Meeting of Stockholders. As part of the agreement, Nokomis, among other things, agreed to customary standstill commitments during the term of the agreement and to vote its shares in favor of the Board's recommendations regarding director elections and other matters to be submitted to a vote at the 2017 Annual Meeting of Stockholders. The term of the agreement expires on the date that is thirty days prior to the deadline related to nominations by stockholders of directors for election at the Company’s 2018 Annual Meeting of Stockholders.

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

Business Overview

We are a leading provider of trusted mobility solutions to the government and commercial sectors. Our hosted solutions are accessible on-demand through a secure proprietary portal and provide our customers with a set of streamlined mobile communications management, identity management, and consulting solutions that provide our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments. Our trusted mobility management solutions are designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. Our trusted mobility management solutions have a comprehensive set of functional capabilities that can be used by any customer to meet a comprehensive set of functional, technical and security requirements.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

Strategic Focus and Goals

Our strategic focus and goals are driven by our short-term need to improve our financial performance and return to profitability. Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

As part of our shorter-term strategic focus, we continue to re-evaluate the roles and responsibilities throughout the Company with a focus on eliminating non-value added activities, automating manual processes and recruiting more experienced talent while eliminating redundant and expensive legacy resources.

We are also reviewing all client relationships and commencing corrective actions to improve profitability and/or resign unprofitable or non-value added client relationships.

We have initiated a number of cost savings efforts including the consolidation of physical locations and technology platforms. As part of those savings efforts we have:

▪	closed our Chesapeake VA and Oakbrook IL offices and consolidated the work into our McLean office;
▪	implemented a plan to close our Southern Pines office no later than January of 2018 and consolidate the work into our Columbus, OH office;
▪	renegotiating and/or cancelling one or both of our leases in McLean, VA and/or Fairfax, VA and migrating work into one consolidated location;
▪	reviewing additional configurations to allow us to further consolidate our disaster recovery sites.
▪	renegotiating and realigning commission plans with our channel partner to drive improved performance and reducing non-performing sales resources; as well as
▪	reducing operational personal by reducing technology platforms and combining redundant help desk support across functions,.

Additionally under the new management roles undertaken by Jin Kang, CEO and Jason Holloway, EVP & CSMO, we streamlined and reduced staff in our credentialing operations with a new focus on improving current high margin, high probability revenue opportunities and improving the operational profitability of our credentialing operation, while cross utilizing operational personnel in our mobility operations to improve economies of scale and overall reduce operational costs.

Our short-term strategy to drive increased revenue performance and increase our pipeline of new sales opportunities includes:

▪	adopting new pricing strategies,
▪	targeting competitor’s customers with lower introductory pricing during renewal periods to garner increased market share,
▪	utilizing social media marketing enhancements to increase customer awareness of our solutions,
▪	highlighting superior product differentiators in our marketing materials and online presence,
▪	improving, expanding and targeting our current marketing efforts to identify new customers that could utilize our current solutions,
▪	improving our cross selling of our solutions to our current customers,
▪	providing our larger customers with enhanced product opportunities and improved pricing in an effort to increase their short-term purchasing activities, and
▪	utilizing various lead productions opportunities to drive an increase amount of pipeline, and emphasizing higher margin solutions.

Longer-term, we are reviewing our intellectual property portfolio and have recently acquired some additional software assets and new customer relationships in support of expanding our information technology based proprietary solutions and customer reach. This initial asset acquisition coupled with our longer term initiatives to further consolidate, streamline, and focus on building out a set of core trusted mobility management driven solutions may allow us to further differentiate our capabilities to our customers.

Our next steps towards achieving our longer-term goals include:

▪	reviewing our current offerings to determine which solutions we believe can be grouped into a unified set of trusted mobility management solutions, and
▪	focusing our efforts away from supporting multiple solutions and introducing new solutions to our commercial enterprise markets.

We believe these actions could drive a strategic realignment of services that may include the sale of non-aligned offerings coupled with additional acquisitions of complementary services that may result in a more focused core set of trusted mobility management solutions.

The execution of our strategy will require a significant amount of time, expertise and expense. There may be a requirement to raise additional capital, which may be on unfavorable terms to us. There is also no guarantee that we will be able to successfully execute our strategy or return to profitability in a timely fashion or at all. However, management firmly believes that a focused execution of our short and longer term strategies will put us on the path towards returning to generating positive earnings and cash flow, while also allowing the Company to build critical mass in the future with a more sustainable and improved competitive market position.

Results of Operations

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

Revenues. Revenues for the three month period ended June 30, 2017 were approximately $18.9 million, an increase of approximately $1.3 million (or 8%), as compared to approximately $17.5 million in 2016. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
Revenue Mix	2017	2016	Variance
	(Unaudited)
Carrier Services	$10,910,179	$10,168,755	$741,424
Managed Services	7,970,327	7,370,911	599,416

	$18,880,506	$17,539,666	$1,340,840

The increase in revenues was driven by higher accessory sales, carrier services and reselling services, partially offset by lower credentialing services as compared to last year. The level of carrier services may fluctuate due to timing of technology refresh requirements from our customers and/or if there are changes in their organization that may require more or less services for a short period of time. The level of managed services may fluctuate due to timing of orders for mobile accessories, third party products and services, delivery of large scale mobile and identity solutions. As a result our revenue could vary by quarter.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2017 was approximately $15.6 million (or 83% of revenues), as compared to approximately $14.2 million (or 81% of revenues) in 2016. The dollar increase was due to higher reselling purchases and carrier services purchases as compared to the same period last year. Cost of revenues could fluctuate depending on our sales mix between carrier services and managed services.

Gross Profit. Gross profit for the three month period ended June 30, 2017 was approximately $3.3 million (or 17% of revenues), as compared to approximately $3.4 million (or 19% of revenues) in 2016. The decrease in gross profit was largely related to a lower ratio of higher margin credentialing, device and accessory sales, as well as decreases in billable service arrangements as compared to the same period last year.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2017 was approximately $0.6 million (or 3% of revenues), as compared to approximately $0.7 million (or 4% of revenues) in 2016. At the end of the second quarter of 2017, we took action to turnover our sales and marketing teams and renegotiate and/or eliminate legacy sales lead generation and channel partners that were not producing high quality leads and revenue pipelines to match our revenue growth goals. We are focused on selling our existing products and services to existing customers, referrals and partnering with larger companies to provide them with additional depth and expertise to bid on larger opportunities.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2017 were approximately $3.8 million (or 20% of revenues), as compared to approximately $3.4 million (or 19% of revenues) in 2016. Included in general and administrative expense for the three month period ended June 30, 2017 was a gain on the sale of real estate assets held for sale of approximately $66,700, offset by a loss on disposal of the net book value leasehold improvements of approximately $176,700 that occurred when the Company relocated its operations from the Lewis Center Facility to a larger facility in Columbus, Ohio. General and administrative expense (excluding the one-time loss on disposal described above) increased primarily due to the cost of severance paid to our former Chief Executive Officer Jeffrey Nyweide, and exit costs related to our decision to streamline our operations and close two (2) offices during the second quarter. We believe that general and administrative expenses should fall in the short-term as certain cost reduction initiatives directed by our new CEO Jin Kang are fully implemented during the remainder of fiscal 2017.

Product Development. Product development costs for the three month period ended June 30, 2017 were approximately $56,400 (or less than 1% of revenues), as compared to approximately $1,000 (or 1% of revenues) in 2016, reflecting less capitalization of internally developed software costs as compared to last year. During the three month period ended June 30, 2017 we capitalized internally developed software costs of approximately $201,100 related to costs associated with our next generation TDI Optimiser™ application. During the three month period ended June 30, 2016 we capitalized internally developed software costs of approximately $233,500, respectively. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the development and go to market efforts for new product solutions.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2017 was approximately $71,200 as compared to approximately $89,700 in 2016.  There were material increases in our depreciable asset base that occurred at the end of the quarter, but such increases were not in service long enough to increase our depreciation expense during the quarter.

Interest Income. Interest income for the three month period ended June 30, 2017 was approximately $2,600, as compared to approximately $3,400 in 2016.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2016.

Interest Expense. Interest expense for the three months ended June 30, 2017 was approximately $12,800 as compared to approximately $19,800 in 2016.  The decrease in interest expense is due to lower line of credit advances and the length of time such advances were outstanding, as well as the elimination of term debt during the quarter after the Company paid the last installment in January 2017. There were no significant changes in the interest rate associated with debt repaid during the three months ended June 30, 2017.

Other Income (Expense). Other expense for the three month period ended June 30, 2017 was approximately $900 as compared to other income of $5,400 in 2016. Other income (expense) did not include any significant items.

Income Taxes. Income tax expense for the three month period ended June 30, 2017 was approximately $34,300, as compared to approximately $11,300 in 2016.  Income tax expense for the three month period ended June 30, 2017 consisted of taxes payable on foreign earnings in the Republic of Ireland.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended June 30, 2017 was approximately $1.3 million, as compared to approximately $0.9 million in the same period last year.

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Revenues. Revenues for the six month period ended June 30, 2017 were approximately $37.5 million, a decrease of approximately $0.5 million (or 1%), as compared to approximately $38.0 million in 2016. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
Revenue Mix	2017	2016	Variance

Carrier Services	$20,945,940	$22,188,628	$(1,242,688)
Managed Services	16,546,805	15,859,678	687,127

	$37,492,745	$38,048,306	$(555,561)

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2017 was approximately $30.8 million (or 82% of revenues), as compared to approximately $30.5 million (or 80% of revenues) in 2016. The dollar increase was due to higher reselling purchases and carrier services purchases as compared to the same period last year.

Gross Profit. Gross profit for the six month period ended June 30, 2017 was approximately $6.7 million (or 18% of revenues), as compared to approximately $7.6 million (or 20% of revenues) in 2016. The decrease in gross profit was largely related to a lower ratio of higher margin credentialing, device and accessory sales, as well as decreases in billable service arrangements as compared to the same period last year.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2017 was approximately $1.2 million (or 3% of revenues), as compared to approximately $1.4 million (or 4% of revenues) in 2016. The decrease in sales and marketing expense is partially due to actions taken during the second quarter of 2017 to streamline our business development and marketing activities and related costs. Our sales and marketing costs may fluctuate depending on the effort and subject matter expertise required to respond to a request for proposal for services from a prospective customer.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2017 were approximately $7.6 million (or 20% of revenues), as compared to approximately $7.2 million (or 19% of revenues) in 2016. Included in general and administrative expense for the six month period ended June 30, 2017 was a gain on the sale of real estate assets held for sale of approximately $66,700, offset by a loss on disposal of the net book value leasehold improvements of approximately $176,700 that occurred when the Company relocated its operations from the Lewis Center Facility to a larger facility in Columbus, Ohio. General and administrative expense (excluding the one-time loss on disposal described above) was higher as compared to last year due to approximately $0.4 million in non-recurring one-time costs including the acceleration of certain RSAs and severance paid to our former Chief Executive Officer, costs to close and consolidate two (2) satellite offices, and employee transition benefits paid as part of our organizational changes to streamline our business. We may consider taking additional actions to further reduce our general and administrative costs, including automation of routine processes, in order to bring our costs more in line with our revenue streams.

Product Development. Product development costs for the six month period ended June 30, 2017 were approximately $207,800 (or 1% of revenues), as compared to approximately $258,400 (or 1% of revenues) in 2016, reflecting less capitalization of internally developed software costs as compared to last year. The decrease was due to a decision we made during the end of the second quarter of 2017 to slow down product development activity related to credentialing and redirect our capital and internal resources on selling and delivering our existing products and services. During the three month period ended June 30, 2017 we capitalized internally developed software costs of approximately $214,900 related to costs associated with our next generation TDI Optimiser™ application. During the three month period ended June 30, 2016 we capitalized internally developed software costs of approximately $233,500, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2017 was approximately $142,900 as compared to approximately $184,200 in 2016.  There were material increases in our depreciable asset base that occurred at the end of the quarter, but such increases were not in service long enough to increase our depreciation expense during the quarter.

Interest Income. Interest income for the six month period ended June 30, 2017 was approximately $9,600, as compared to approximately $7,600 in 2016.  The increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest as compared to 2016.

Interest Expense. Interest expense for the six month period ended June 30, 2017 was approximately $22,400 as compared to approximately $40,200 in 2016.  The decrease in interest expense is due to the elimination of term debt during the first quarter of 2017 after the Company paid the last installment of its term note with Cardinal Bank in January 2017 and to a lesser extent lower line of credit advances and the length of time such advances were outstanding.

Other Income (Expense). Other income for the six month period ended June 30, 2017 was approximately $3,300 as compared to approximately $7,300 in 2016. Other income (expense) did not include any significant items.

Income Taxes. Income tax expense for the six month period ended June 30, 2017 was approximately $15,511 as compared to approximately $12,700 in 2016.  Income tax expense for the six month period ended June 30, 2017 consisted of tax expense associated with vesting of restricted stock awards during the quarter and to a lesser extent taxes payable on foreign earnings in the Republic of Ireland.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended June 30, 2017 was approximately $2.5 million, as compared to approximately $1.6 million in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through the sale of stock, seller notes in connection with acquisitions, convertible notes, convertible exchangeable debentures, senior secured loans and the proceeds from the exercise of the warrants related to a convertible exchangeable debenture. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Access National Bank for up to $5.0 million.

At June 30, 2017, our net working capital was approximately $3.1 million as compared to $5.0 million at December 31, 2016. Our decrease in net working capital was primarily due to net losses incurred while continuing to fund product development, purchase of certain software assets critical to our credentialing services offering, non-recurring severance and office consolidation and closure costs incurred during the six month period ended June 30, 2017.

We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expenses is the cost of labor and company sponsored healthcare benefit programs. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure costs in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control.

For the six months ended June 30, 2017, net cash used in operations was approximately $3.2 million driven by current year operating losses and temporary collection timing differences as a result of complicated invoice submission requirements for certain government customers.

For the six months ended June 30, 2016, net cash used provided by operations was approximately $0.9 million driven by aggressive cash management collection efforts, advance customer payments and operational expense reductions as part of our ongoing efforts to streamline our business model.

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

For the six months ended June 30, 2017, cash used in investing activities was approximately $0.4 million and consisted of the purchase of software assets from Probaris Technologies, Inc., computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions, partially offset by proceeds receive from the disposal of leased automobiles and proceeds from the sale of real estate assets held for sale.

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

For the six months ended June 30, 2017, cash used in financing activities was approximately $0.1 million and reflects scheduled term debt repayments of approximately $115,200, restricted stock award tax liability payment of approximately $57,300, partially offset by proceeds of approximately $17,100 from the exercise of stock options. The Company was advanced and repaid approximately $3.3 million in line of credit advances.

For the six months ended June 30, 2016, cash provided by financing activities was approximately $0.4 million primarily reflecting scheduled term debt repayments of approximately $0.5 million. The Company was advanced approximately $10.2 million and repaid approximately $10.1 million in line of credit advances.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2017 and 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.INS+ XBRL Instance Document

101.SCH+ XBRL Taxonomy Extension Schema Document

101.CAL+ XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+ XBRL Taxonomy Definition Linkbase Document

101.LAB+ XBRL Taxonomy Extension Label Linkbase Document

101.PRE+ XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 14, 2017	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 14, 2017	/s/ JAMES T. MCCUBBIN
James T. McCubbin
Chief Financial Officer