Form 10-Q
period 2017-09-30
WIDEPOINT CORP
filed 2017-11-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2017, there were 83,031,597 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,423,974	$9,123,498
Accounts receivable, net of allowance for doubtful accounts of $78,230 and $344,411 in 2017 and 2016, respectively	7,942,035	5,153,093
Unbilled accounts receivable	6,132,753	8,112,690
Inventories	313,538	123,287
Prepaid expenses and other assets	576,402	385,388
Income taxes receivable	-	42,896

Total current assets	21,388,702	22,940,852

NONCURRENT ASSETS
Land and building held for sale	-	594,376
Property and equipment, net	969,651	736,678
Intangibles, net	3,900,433	4,298,902
Goodwill	18,555,578	18,555,578
Deposits and other assets	85,094	52,456

TOTAL ASSETS	$44,899,458	$47,178,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$552,739	$-
Short term note payable	53,650	131,761
Accounts payable	7,826,706	8,665,449
Accrued expenses	8,506,206	7,872,557
Deferred revenue	1,506,010	1,190,558
Income taxes payable	58,258	5,141
Current portion of long-term debt	-	94,868
Current portion of deferred rent	56,894	40,397
Current portion of capital lease obligations	20,216	4,097

Total current liabilities	18,580,679	18,004,828

NONCURRENT LIABILITIES
Long-term debt related to assets held for sale, net of current portion	-	412,180
Capital lease obligation, net of current portion	56,547	-
Deferred rent, net of current portion	100,380	86,198
Deferred revenue	13,333	-
Deferred income taxes	379,894	398,985

Total liabilities	19,130,833	18,902,191

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 82,946,847 and 82,730,134 shares issued and outstanding, respectively	82,947	82,730
Additional paid-in capital	94,007,140	93,920,095
Accumulated other comprehensive loss	(135,664)	(309,369)
Accumulated deficit	(68,185,798)	(65,416,805)

Total stockholders’ equity	25,768,625	28,276,651

Total liabilities and stockholders’ equity	$44,899,458	$47,178,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
REVENUES	$18,463,872	$22,114,839	$55,956,617	$60,163,145
COST OF REVENUES (including amortization and depreciation
$318,461, $307,235, $895,088, and $887,870, respectively)	15,087,567	18,076,810	45,859,532	48,559,591
GROSS PROFIT	3,376,305	4,038,029	10,097,085	11,603,554

OPERATING EXPENSES
Sales and Marketing	532,714	625,481	1,709,892	2,066,995
General and Administrative Expenses (including share-based
compensation of ($81,043), $68,088, $138,036 and
$204,414, respectively)	3,046,148	3,450,767	10,668,368	10,650,697
Product Development	11,342	2,648	219,141	261,031
Depreciation and Amortization	69,935	84,759	212,874	268,956
Total Operating Expenses	3,660,139	4,163,655	12,810,275	13,247,679

LOSS FROM OPERATIONS	(283,834)	(125,626)	(2,713,190)	(1,644,125)

OTHER INCOME (EXPENSE)
Interest Income	1,971	3,012	11,564	10,618
Interest Expense	(13,985)	(20,910)	(36,402)	(61,068)
Other (Expense) Income	(1,541)	3,779	1,758	11,124
Total Other Income (Expense)	(13,555)	(14,119)	(23,080)	(39,326)

LOSS BEFORE INCOME TAX PROVISION	(297,389)	(139,745)	(2,736,270)	(1,683,451)
INCOME TAX PROVISION	17,212	8,295	32,723	21,029

NET LOSS	$(314,601)	$(148,040)	$(2,768,993)	$(1,704,480)

BASIC EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.02)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,946,847	82,730,134	82,878,287	82,673,570

DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.02)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,946,847	82,730,134	82,878,287	82,673,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
NET LOSS	$(314,601)	$(148,040)	$(2,768,993)	$(1,704,480)

Other comprehensive income:
Foreign currency translation adjustments, net of tax	45,673	15,366	173,705	46,517

Other comprehensive income	45,673	15,366	173,705	46,517

COMPREHENSIVE LOSS	$(268,928)	$(132,674)	$(2,595,288)	$(1,657,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,768,993)	$(1,704,480)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Deferred income tax benefit	(10,173)	(12,213)
Depreciation expense	295,798	336,147
Provision for doubtful accounts	31,187	(7,932)
Amortization of intangibles	812,164	820,679
Amortization of deferred financing costs	9,485	-
Share-based compensation expense	138,036	204,414
(Gain) on sale of assets held for sale	(66,683)	-
Loss on disposal of fixed assets	172,472	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(612,010)	(946,390)
Inventories	(189,607)	(342,292)
Prepaid expenses and other current assets	(245,637)	19,293
Other assets	(10,849)	6,515
Accounts payable and accrued expenses	(552,531)	1,309,782
Income tax (payable) receivable	85,891	(11,183)
Deferred revenue and other liabilities	281,168	(880,982)

Net cash used in operating activities	(2,630,282)	(1,208,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(573,400)	(145,246)
Software development costs	(360,685)	(480,355)
Proceeds from sale of assets held for sale	236,451	-
Proceeds from the sale of property and equipment	53,861	-

Net cash used in investing activities	(643,773)	(625,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	11,599,343	18,254,362
Repayments of bank line of credit advances	(11,046,604)	(18,128,355)
Principal repayments of long term debt	(82,440)	(665,704)
Principal repayments under capital lease obligations	(25,562)	(26,396)
Restricted stock award tax liability payment	(60,614)	(32,332)
Proceeds from exercise of stock options	17,100	-

Net cash provided by (used in) financing activities	401,223	(598,425)

Net effect of exchange rate on cash and equivalents	173,308	87,924

NET DECREASE IN CASH	(2,699,524)	(2,344,744)

CASH, beginning of period	9,123,498	7,930,303

CASH, end of period	$6,423,974	$5,585,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,656	$58,125
Cash paid for income taxes	$8,787	$4,031
Cash received from income tax refund	$2,674	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection
with software asset purchase (Note 6)	$50,000	$-
Insurance policies financed by short term notes payable	$68,488	$62,352
Acquisition of assets under capital lease obligation (Note 6)	$93,301	$-

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2) solutions to the government and commercial sectors. The Company utilizes its subject matter expertise and internally developed proprietary software, analytical and reporting tools to deliver its communications and related identity management solutions. The Company’s solutions are internally hosted solutions which are accessible on-demand through a secure portal that provides its customers with a set of streamlined mobile communications management, identity management, and consulting solutions. The Company’s trusted mobility management solutions provides its customers the ability to efficiently manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2017 and for each of the three and nine month periods ended September 30, 2017 and 2016, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine month periods ended September 30, 2017 are not indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

Upon the adoption of recent accounting standards as further described below the Company made certain reclassifications to the condensed consolidated balance sheets to comply with the standard and made similar reclassifications to conform to the current year presentation. At December 31, 2016, the Company reclassified deferred tax assets of $48,826 against non-current deferred tax liabilities of $447,811. There was no impact on the condensed consolidated statement of operations or earnings per share as a result of adopting this standard.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s condensed consolidated statements of operations, depending on the nature of the activity.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first nine months of 2017 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017, except as noted below under the section “Recently Adopted Accounting Standards”.

Segment Reporting

Our trusted mobility management solution offerings comprise an overall single business from which the Company earns revenues and incurs costs. The Company’s trusted mobility management solution offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 13 for detailed information regarding the composition of revenues.

Recently Adopted Accounting Standards

Accounting Standards Codification 740 “Income Taxes.” In November 2015, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” was issued. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The Company adopted this ASU in the first quarter of 2017 and reclassified $48,826 of current deferred tax assets to non-current deferred tax assets reflected at December 31, 2016. All deferred tax assets are presented as non-current.

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

Accounting Standards Codification 230 “Statement of Cash Flows.” In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued. This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU during the year ended December 31, 2017. The adoption of this accounting standard did not have a material effect on the Company’s condensed consolidated statements of cash flows presented herein.

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

In November 2016, the Company evaluated plans to either expand its facility located in Lewis Center, Ohio (“Lewis Center Facility”) or relocate to a larger facility that could accommodate the Company’s growth and operational requirements. In December 2016, the Company’s management decided to put the Lewis Center Facility up for sale and identify a larger facility to lease. The Company completed the sale of its Lewis Center Facility on May 22, 2017 at a gross sales price of $730,000 and received net proceeds of approximately $236,400 after paying off the existing mortgage, broker commissions and other closing costs. The Company recorded within general and administrative expenses a net gain of approximately $66,700 on the sale of its Lewis Center Facility. Assets held for sale are set forth in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Land	$-	$139,656
Building	-	537,398

Total Land and building held for sale, at cost	$-	$677,054
Less: Accumulated depreciation	-	(82,678)

Land and building held for sale, net	$-	$594,376

Long-term debt	$-	$432,367

4.	Accounts Receivable and Significant Concentrations

Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$2,275,740	$2,319,142
Government	5,744,525	3,178,362
Gross accounts receivable	8,020,265	5,497,504
Less: allowances for doubtful
accounts	78,230	344,411

Accounts receivable, net	$7,942,035	$5,153,093

For the nine month period ended September 30, 2017, the Company recorded a provision for bad debt of approximately $31,200 and separately wrote-off a specific provision for bad debt of approximately $274,500 against the related customer invoice which reduced ending allowances for doubtful accounts. For the three and nine month periods ended September 30, 2016, the Company did not recognize any material provisions for bad debt, write-offs of existing provisions for bad debt or any material recoveries of commercial accounts receivable for which an allowance had been previously established. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated trade accounts receivable are set forth in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
Department of Homeland Security (DHS)	46%	47%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
Department of Homeland Security (DHS)	60%	62%	60%	63%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represents amount not yet billed for products and/or services delivered. Unbilled receivables consist of the following by customer type as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Commercial	$285,912	$278,862
Government	5,846,841	7,833,828

Unbilled accounts receivable	$6,132,753	$8,112,690

6.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Computer hardware and software	$1,516,560	$1,214,052
Furniture and fixtures	297,291	211,376
Leasehold improvements	242,792	486,467
Automobile	186,623	216,880
Gross property and equipment	2,243,266	2,128,775
Less: accumulated depreciation and
amortization	1,273,615	1,392,097

Property and equipment, net	$969,651	$736,678

Land and building held for sale, net	$-	$594,376

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. Also under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renews its license agreement in 2018. The Company estimated the fair value of contingent consideration at $50,000 based on a number of different factors including the current state of the government fiscal budget and planned cuts, as well as changes in the technology and industry that may require expensive development that may not make renewal feasible. Contingent consideration is recorded within “accrued expenses” on the condensed consolidated balance sheets.

As discussed further in Note 3, in May 2017 the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a loss on disposal of approximately $176,700 as a result of the move.

During the nine month period ended September 30, 2017 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $398,600 and building and leasehold improvements with a net book value of approximately $176,700. During the three and nine month periods ended September 30, 2016 there were disposals of fully depreciated owned property and equipment of approximately $309,100.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three or nine month periods ended September 30, 2017 and 2016.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
	(Unaudited)
Automobiles	$93,301	$63,498
Less: accumulated amortization	14,611	36,823

Capital lease assets, net	$78,690	$26,675

During the nine month period ended September 30, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301. For the nine month period ended September 30, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100. During the three and nine month periods ended September 30, 2017 there were no material sales or disposals of leased equipment. During the three and nine month periods ended September 30, 2016 there were disposals of fully amortized leased equipment of approximately $309,100.

Property and equipment depreciation expense (including amortization of capital lease property) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
Property and equipment depreciation expense	$100,200	$105,200	$295,800	$336,100

Capital lease amortization (included in
property and equipment depreciation expense)	$6,000	$3,400	$13,800	$10,900

7.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2017. There were no changes in the carrying amount of goodwill during the three and nine month periods ended September 30, 2017. The Company considered whether there were indicators of impairment during the three and nine month periods ended September 30, 2017.

The Company has recorded net intangible assets of $3,900,433, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three and nine month periods ended September 30, 2017, the Company capitalized internally developed software costs of approximately $128,000 and $360,700, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no material disposals of intangible assets for the three and nine month periods ended September 30, 2017 and 2016.

The aggregate amortization expense recorded for the three month periods ended September 30, 2017 and 2016 were approximately $276,400 and $286,800 respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2017 and 2016 were approximately $812,200 and $820,700, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs is approximately 6.8 years and 2.8 years, respectively, at September 30, 2017.

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

Under the previous credit facility with Cardinal Bank the Company was advanced and repaid approximately $3.3 million during the nine month period ended September 30, 2017. Under the current credit facility with Access National Bank the Company was advanced and repaid approximately $8.3 million and $7.8 million, respectively during the nine month period ended September 30, 2017.

As of September 30, 2017, the Company was eligible to borrow up to $4.4 million under the borrowing base formula.

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

Capital Lease Obligations

As more fully described in Note 6, the Company acquired two new automobiles at a cost of $93,301 and financed the purchase of these vehicles under a capital lease agreement for $80,527. Minimum lease payments required under these two new capital leases are $695 and $1,210, respectively, and these leases expire in March 2020. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending September 30:

2017	$24,500
2018	24,500
2019	24,500
2020	12,291

Total principal and interest payments	85,791
Less: portion representing interest	9,028
Present value of minimum lease payments
under capital lease agreements	76,763
Less: current portion	20,216
Capital lease obligations, net of current portion	$56,547

9.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2017, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2017 or December 31, 2016. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2017, the Company had approximately $33.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $30.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the nine month periods ended September 30, 2017 and 2016.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2017, there were 82,946,847 shares of common stock outstanding. The Company issued 186,713 and 209,438 shares of common stock, respectively, as a result of the vesting of RSAs during the nine month periods ended September 30, 2017 and 2016, respectively. See Note 11 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended September 30, 2017 and 2016, respectively. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the nine month period ended September 30, 2017 were 30,000 and $17,100, respectively, from the exercise of such stock options. See Note 11 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises.

Restricted Stock Awards

During the nine month period ended September 30, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. In connection with his resignation on June 30, 2017, 150,000 shares immediately vested and the remaining 150,000 were cancelled. As a result of share withholdings to satisfy tax liabilities, the Company issued 102,525 shares of the Company’s common stock to Mr. Nyweide and recognized a non-cash stock based compensation expense of approximately $94,400 in conjunction with this acceleration event. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the condensed consolidated statements of cash flows.

In addition, during the nine month period ended September 30, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar (the former Chief Executive Officer) and the Company on January 3, 2017. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statements of cash flows.

There were no RSAs granted during the nine month period ended September 30, 2016.

During the nine month period ended September 30, 2016, 250,000 RSAs vested upon the Company reporting over $70 million in revenues in its Annual Report on Form 10-K for 2015. On March 15, 2016, the Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and James T. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statements of cash flows.

There were no RSAs that were cancelled or expired during the three and nine month periods ended September 30, 2016.

A summary of RSA activity as of September 30, 2017 and 2016, and changes during nine month periods ended September 30, 2017 and 2016 are set forth below:

	2017	2016
NON-VESTED AWARDS	(Unaudited)

Non-vested awards outstanding, January 1,	250,000	500,000
Granted (+)	300,000	-
Cancelled (-)	150,000	-
Vested (-)	275,000	250,000
Non-vested awards outstanding, September 30,	125,000	250,000

Weighted-average remaining contractual life (in years)	0.2	1.5

Unamortized RSA compensation expense	$1,090	$61,700

Aggregate intrinsic value of RSAs non-vested, September 30	$81,250	$147,500

Aggregate intrinsic value of RSAs vested during the quarter	$177,750	$185,000

Non-Qualified Stock Option Awards

During the three and nine month periods ended September 30, 2017 and 2016, employee and non-employee NQSO grants were valued based on the assumptions as set forth in the table below:

Employee Stock Option Grants

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
Stock options granted	2,590,000	--	3,440,000	650,000
Expected dividend yield	0%	--	0%	0%
Expected volatility	69.6%	--	68.2%-74.2%	66%-72%
Risk-free interest rate	2.0%	--	1.8% - 2.1%	0.9%-1.5%
Forfeiture rate	4.2%	--	4.6% - 6.8%	--
Expected life	5 years	--	5 years	3-5 years

Director Stock Option Grants

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
Stock options granted	100,000	--	250,000	--
Expected dividend yield	0%	--	0%	--
Expected volatility	70.1%	--	69.6% - 70.1%	--
Risk-free interest rate	2.0%	--	1.7% - 2.0%	--
Forfeiture rate	5.9%	--	4.2% - 5.9%	--
Expected life	7 years	--	7 years	--

A summary of stock option activity as of September 30, 2017 and 2016, and changes during nine month periods ended September 30, 2017 and 2016 are set forth below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value
	(Unaudited)
Non-vested balances, January 1,	920,000	$0.59	841,672	$0.80
Granted (+)	3,440,000	$0.30	650,000	$0.40
Cancelled (-)	860,000	$0.68	25,000	$0.72
Vested (-)	110,000	$0.69	534,172	$0.69
Non-vested balances, September 30,	3,390,000	$0.27	932,500	$0.59

	2017		2016
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price
	(Unaudited)
Awards outstanding, January 1,	2,090,668	$0.86	1,857,668	$0.91
Granted (+)	3,440,000	$0.59	650,000	$0.70
Cancelled (-)	1,402,334	$0.97	392,000	$0.62
Exercised (-)	30,000	$0.57	-	-
Awards outstanding, September 30,	4,098,334	$0.60	2,115,668	$0.87

Awards vested and expected to vest,
September 30,	3,614,538	$0.59	1,989,739	$0.88

Awards outstanding and exercisable,
September 30,	708,334	$0.73	1,183,168	$0.82

During the nine month period ended September 30, 2017, the Company awarded 3,440,000 stock options, of which: i) 2,590,000 stock options were awarded as part of an additional compensation plan to align certain key employees with the Company's long term financial goals, ii) 600,000 stock options were awarded to the Company's former CEO and iii) 250,000 stock options were awarded to the members of the Company's board of directors.

During the nine month period ended September 30, 2017, there were stock options of 1,402,334 that were cancelled, of which 993,334 were cancelled due to termination of employment, 225,000 were cancelled by the board of directors as part of a compensation plan change, and the remainder expired unexercised at the end of the option term. During the nine month period ended September 30, 2016, there were stock options of 392,000 that were cancelled, of which 205,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2017 were 3.5 years, 3.5 years and 2.3 years, respectively.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of September 30, 2017 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The intrinsic value will change based on the fair market value of WidePoint’s stock.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 was approximately $9,000.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		JUNE 30,
	2017	2016	2017	2016
	(Unaudited)
Restricted stock compensation expense	$5,447	$21,786	$156,768	$65,358
Non-qualified stock compensation expense	(86,490)	46,302	(18,732)	139,056

Total share-based compensation before taxes	$(81,043)	$68,088	$138,036	$204,414

During the three and nine month periods ended September 30, 2017, the board of directors cancelled 225,000 stock awards previously awarded to employees and recognized a benefit related to cancellation of stock awards. At September 30, 2017, the Company had approximately $661,900 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.43 years.

12.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
	(Unaudited)
Basic EPS Computation:
Net loss	$(314,601)	$(148,040)	$(2,768,993)	$(1,704,480)
Weighted average number of common shares	82,946,847	82,730,134	82,878,287	82,673,570
Basic EPS	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Diluted EPS Computation:
Net loss	$(314,601)	$(148,040)	$(2,768,993)	$(1,704,480)

Weighted average number of common shares	82,946,847	82,730,134	82,878,287	82,673,570
Incremental shares from assumed conversions
of stock options	-	-	-	-
Adjusted weighted average number of
common shares	82,946,847	82,730,134	82,878,287	82,673,570

Diluted EPS	$(0.00)	$(0.00)	$(0.03)	$(0.02)

The dilutive effect of unexercised stock options and restricted stock awards excludes 4,223,334 and 2,363,668 of options from the computation of EPS for the three and nine month periods ended September 30, 2017 and 2016, respectively, because inclusion of the options would have been anti-dilutive.

13.	Details of Consolidated Revenue and Revenue by Geographic Region

The following table was prepared to provide additional information about the composition of revenues based on broad service descriptions for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Revenue Mix	2017	2016	2017	2016
	(Unaudited)
Carrier Services	$11,245,395	$13,532,617	$32,191,335	$35,721,245
Managed Services	7,218,477	8,582,222	23,765,282	24,441,900

	$18,463,872	$22,114,839	$55,956,617	$60,163,145

The following table presents our domestic and foreign revenue mix for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Geographic Region	2017	2016	2017	2016
	(Unaudited)
North America	$17,342,443	$20,867,324	$52,664,719	$56,360,870
Europe	1,121,429	1,247,515	3,291,898	3,802,275

	$18,463,872	$22,114,839	$55,956,617	$60,163,145

14.	Commitments and Contingencies

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

Except as described above, there were no other material leases entered into or modifications of existing leases during the nine month period ended September 30, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;
•	Our ability to raise additional capital on favorable terms or at all;
•	Our ability to gain market acceptance for our products;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to successfully implement our strategic plan;
•	Our ability to continue to deliver contracted services and products to our existing customers;
•	Our ability to sell higher margin services;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

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

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017.

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

With a focus on solidifying, improving, and expanding our information technology based proprietary solutions and adopting channel driven sales and marketing initiatives, we believe we can reshape our environment and create a more unified set of operational efficiencies and technical solutions. These changes should allow us to grow critical mass and enable better use of our personnel and other resources to scale and grow our business. We further believe that we can expand our business and market share through acquisitions of complementary businesses and strategic assets.

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

We have initiated a number of cost savings efforts including:

▪	closing our Chesapeake VA and Oakbrook IL offices and consolidated the work into our McLean office;
▪	streamlining and reducing staff in our credentialing operations to eliminate duplicative management and non-management positions;
▪	implementing a plan to close our Southern Pines office no later than January of 2018 and consolidate the work into our Columbus, OH office;
▪	renegotiating and/or cancelling one or both of our leases in McLean, VA and/or Fairfax, VA and migrating work into one consolidated location;
▪	reviewing additional configurations to allow us to further consolidate our disaster recovery sites.
▪	renegotiating and realigning commission plans with our channel partner to drive improved performance and reducing non-performing sales resources; and
▪	reducing operational personnel by reducing technology platforms and combining redundant help desk support across functions.

Our short-term strategy to drive increased revenue performance and increase our pipeline of new sales opportunities includes:

▪	adopting new pricing strategies,
▪	targeting competitor’s customers with lower introductory pricing during renewal periods to garner increased market share,
▪	utilizing social media marketing enhancements to increase customer awareness of our solutions,
▪	highlighting superior product differentiators in our marketing materials and online presence,
▪	improving, expanding and targeting our current marketing efforts to identify new customers that could utilize our current solutions,
▪	improving our cross selling of our solutions to our current customers,
▪	providing our larger customers with enhanced product opportunities and improved pricing in an effort to increase their short-term purchasing activities, and
▪	utilizing various lead productions opportunities to drive an increase amount of pipeline, and emphasizing higher margin solutions.

Longer-term, we are reviewing our intellectual property portfolio and may seek to continue acquiring software assets and new customer relationships in support of expanding our information technology based proprietary solutions and customer reach. Acquisitions of customers and/or software assets, coupled with our longer term initiatives to further consolidate, streamline, and focus on building out a set of core trusted mobility management (TM2) driven solutions may allow us to further differentiate our capabilities to our customers.

Our next steps towards achieving our longer-term goals include:

▪	reviewing our current offerings to determine which solutions we believe can be grouped into a unified set of trusted mobility management solutions, and
▪	focusing our efforts away from supporting multiple solutions and introducing new solutions to our commercial enterprise markets.

We believe these actions could drive a strategic realignment of services that may include the sale of non-aligned offerings coupled with additional acquisitions of complementary services that could result in a more focused core set of trusted mobility management solutions.

The execution of our strategy could require a significant amount of time, expertise and expense. There may be a requirement to raise additional capital, which may be on unfavorable terms to us. There is also no guarantee that we will be able to successfully execute our strategy or return to profitability in a timely fashion or at all. However, management firmly believes that a focused execution of our short and longer term strategies will put us on the path towards returning to generating positive earnings and cash flow, while also allowing the Company to build critical mass in the future with a more sustainable and improved competitive market position.

Results of Operations

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

Revenues. Revenues for the three month period ended September 30, 2017 were approximately $18.5 million, a decrease of approximately $3.6 million (or 17%), as compared to approximately $22.1 million in 2016. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
Revenue Mix	2017	2016	Variance
	(Unaudited)
Carrier Services	$11,245,395	$13,532,617	$(2,287,222)
Managed Services	7,218,477	8,582,222	(1,363,745)

	$18,463,872	$22,114,839	$(3,650,967)

Carrier services decreased due to fewer large task orders issued under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”) for carrier services as compared to the same period last year. We are continuing to move away from selling low margin carrier services so that we can refocus our internal resources on delivering higher margin services. Managed services revenue decreased due to non-recurring one-time credentialing sales that occurred last year that did not reoccur, lower billable hourly services as a result of client administrative delays in processing contract renewals and supplier related delays that resulted in delivery and recognition of September accessory and reselling orders after the end of the current quarter, as compared to last year. We believe our managed services revenues will increase over the next year provided that we continue to grow and retain our core client base and successfully ramp up services under recently awarded task orders for the Federal Emergency Management Agency (FEMA) and the U.S. Coast Guard.

Our revenue mix may fluctuate due to customer driven factors including: i) timing of technology and accessory refresh requirements from our customers; ii) onboarding of new federal government customers that require carrier services; iii) subsequent decreases in carrier services as we optimize their data and voice usage; iv) delays in delivering products or services; and v) changes in control or leadership of our customers that lengthens our sales cycle, changes in laws or funding, among other circumstances that may unexpectedly change the revenue earned and/or duration of our services. As a result our revenue could vary by quarter.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2017 was approximately $15.1 million (or 82% of revenues), as compared to approximately $18.1 million (or 82% of revenues) in 2016. The dollar decrease was driven by lower revenues, the benefit of lower actual project costs, and savings realized as a result of employee and consultant position eliminations within our credentialing operations in July 2017, as compared to the same period last year. Our cost of revenues may continue to fluctuate as we continue to shift away from sales of low margin carrier services.

Gross Profit. Gross profit for the three month period ended September 30, 2017 was approximately $3.4 million (or 18% of revenues), as compared to approximately $4.0 million (or 18% of revenues) in 2016. The dollar decrease in gross profit was largely related to a lower ratio of higher margin credentialing sales and hourly billable service arrangements as compared to the same period last year, partially offset by savings realized from the elimination of certain management and non-management positions within our credentialing operations. Additionally, the effect of supplier delays contributed to the decrease in gross profit which pushed recognition of recurring accessory and reselling orders until the fourth quarter.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2017 was approximately $0.5 million (or 3% of revenues), as compared to approximately $0.6 million (or 3% of revenues) in 2016. The decrease is attributable to actions we took at the end of the second quarter of 2017 to turnover our sales and marketing teams and renegotiate and/or eliminate legacy sales lead generation and channel partners that were not producing high quality leads and revenue pipelines to match our revenue growth goals. We are focused on expanding our full set of products and services to our existing customers, actively pursuing customer and partner referrals and teaming with larger companies to provide them with additional depth and expertise to bid on larger opportunities.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2017 were approximately $3.0 million (or 16% of revenues), as compared to approximately $3.4 million (or 16% of revenues) in 2016. As a result of cost reductions initiatives executed during the first and second quarter of 2017, our personnel costs during the third quarter of 2017 decreased significantly as compared the same period last year. Subsequent to the end of the third quarter of 2017 our Chief Financial Officer resigned his position and as a result we expect to record approximately $0.3 million in one-time severance costs during the fourth quarter of 2017. Except for the one-time severance cost discussed above, we are on target to reduce our continuing general and administrative expense by the end of fiscal 2017. We will continue to identify further opportunities to drive meaningful cost savings and efficiencies in our business model.

Product Development. Product development costs for the three month period ended September 30, 2017 were approximately $11,300 (or less than 1% of revenues), as compared to approximately $2,600 (or 1% of revenues) in 2016, reflecting less capitalization of internally developed software costs as compared to last year and a decision made to eliminate development costs associated with certificate on device. During the three month period ended September 30, 2017 we capitalized internally developed software costs of approximately $128,000 related to costs associated with our next generation TDI Optimiser™ application. During the three month period ended September 30, 2016 we capitalized approximately $246,900 in internally developed software costs, of which $127,300 related to Certificate-on-Device (CoD) credentialing tools and applications and $119,600 related to costs associated with certification of our Public Key Infrastructure (PKI) authority to operate and issue identity credentials. We anticipate some additional capitalization of software costs during the fourth quarter of 2017 prior to the launch of our new TDI Optimiser™ application. The costs associated with maintaining and developing new products and services is vital to our ability to compete in our market place and deliver solutions that our customers believe meet or exceed their requirements. These costs over time may rise and fall as we continue to support the development and go to market efforts for new product solutions.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2017 was approximately $69,900 as compared to approximately $84,800 in 2016.  The decrease in depreciation and amortization reflects no material increases in our depreciable asset base related to general and administrative activities as compared to last year.

Interest Income. Interest income for the three month period ended September 30, 2017 was approximately $2,000, as compared to approximately $3,000 in 2016.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2016.

Interest Expense. Interest expense for the three months ended September 30, 2017 was approximately $14,000 as compared to approximately $20,900 in 2016.  The decrease in interest expense is due to lower line of credit advances and the length of time such advances were outstanding, as well as the elimination of term debt after the Company paid the last installment in January 2017.

Other Income (Expense). Other expense for the three month period ended September 30, 2017 was approximately $1,500 as compared to other income of $3,800 in 2016. Other expense did not include any significant items.

Income Taxes. Income tax expense for the three month period ended September 30, 2017 was approximately $17,200, as compared to approximately $8,300 in 2016.  The increase in income tax expense for the three month period ended September 30, 2017 is attributable to taxes payable on foreign earnings in the Republic of Ireland.

Net (Loss) Income. As discussed above, we made significant labor and discretionary consultant expense reductions during the third quarter of 2017 that enabled us to narrow our net loss for the current quarter. We believe these current quarter expense reductions alone will cut approximately $1.6 million annually from our expense base. As a result of the cumulative factors annotated above, the net loss for the three month period ended September 30, 2017 was approximately $314,600, as compared to approximately $148,000 in the same period last year.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

Revenues. Revenues for the nine month period ended September 30, 2017 were approximately $56.0 million, a decrease of approximately $4.2 million (or 7%), as compared to approximately $60.2 million in 2016. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
Revenue Mix	2017	2016	Variance

Carrier Services	$32,191,335	$35,721,245	$(3,529,910)
Managed Services	23,765,282	24,441,900	(676,618)

	$55,956,617	$60,163,145	$(4,206,528)

Carrier services decreased due to fewer large task orders issued under our U.S. BPA and the impact of our efforts to move away from selling low margin carrier services that are labor intensive to deliver. Managed services revenue decreased due to lower billable hours as a result of client administrative delays in processing contract renewals and non-recurring one-time credentialing sales that occurred last year that did not reoccur, all of which was partially offset by an increase in reselling transactions as compared to last year.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2017 was approximately $45.9 million (or 82% of revenues), as compared to approximately $48.6 million (or 81% of revenues) in 2016. The dollar decrease is primarily due to lower reselling and carrier services purchases and lower actual estimated project costs associated with certain credentialing contracts and cost reductions initiatives executed during the first and second quarter of 2017, as compared to the same period last year.

Gross Profit. Gross profit for the nine month period ended September 30, 2017 was approximately $10.1 million (or 18% of revenues), as compared to approximately $11.6 million (or 19% of revenues) in 2016. The decrease in gross profit was largely related to a lower ratio of higher margin credentialing, device and accessory sales, as well as decreases in billable service arrangements as compared to the same period last year.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2017 was approximately $1.7 million (or 3% of revenues), as compared to approximately $2.1 million (or 3% of revenues) in 2016. The dollar decrease in sales and marketing expense is due to actions taken during the second quarter of 2017 to streamline our business development and marketing activities and reduce commission rates paid on channel and partner deals. Our sales and marketing costs may fluctuate depending on the effort and subject matter expertise required to respond to a request for proposal for services from a prospective customer.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2017 were approximately $10.7 million (or 19% of revenues), as compared to approximately $10.7 million (or 18% of revenues) in 2016. Included in general and administrative expense for the nine month period ended September 30, 2017 was a gain on the sale of real estate assets held for sale of approximately $66,700, offset by a loss on disposal of the net book value leasehold improvements of approximately $176,700 that occurred when the Company relocated its operations from the Lewis Center Facility to a larger facility in Columbus, Ohio. General and administrative expense (excluding the one-time loss on disposal described above) was higher as compared to last year due to approximately $0.4 million in non-recurring one-time costs including the acceleration of certain RSAs and severance paid to our former Chief Executive Officer, costs to close and consolidate two (2) satellite offices, and employee transition benefits paid as part of our organizational changes to streamline our business.

Product Development. Product development costs for the nine month period ended September 30, 2017 were approximately $219,100 (or 1% of revenues), as compared to approximately $261,000 (or 1% of revenues) in 2016, reflecting less capitalization of internally developed software costs as compared to last year. The decrease was due to a decision we made during the end of the second quarter of 2017 to slow down product development activity related to credentialing and redirect our capital and internal resources on selling and delivering our existing products and services. During the nine month period ended September 30, 2017 we capitalized internally developed software costs of approximately $360,700 related to costs associated with our next generation TDI Optimiser™ application. During the nine month period ended September 30, 2016 we capitalized approximately $480,300 in internally developed software costs of which $343,900 related to certificate on device credentialing tools and applications, $119,600 related to costs associated with our PKI authority to operate and issue identity credentials and the remainder related to other software applications.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2017 was approximately $212,700 as compared to approximately $269,000 in 2016.  The decrease in depreciation and amortization reflects no material increases in our depreciable asset base related to general and administrative activities as compared to last year.

Interest Income. Interest income for the nine month period ended September 30, 2017 was approximately $11,600, as compared to approximately $10,600 in 2016.  The increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest as compared to 2016.

Interest Expense. Interest expense for the nine month period ended September 30, 2017 was approximately $36,400 as compared to approximately $61,100 in 2016.  The decrease in interest expense is due to the elimination of term debt during the first quarter of 2017 after the Company paid the last installment of its term note in January 2017 and to a lesser extent lower line of credit advances and the length of time such advances were outstanding.

Other Income (Expense). Other income for the nine month period ended September 30, 2017 was approximately $1,800 as compared to approximately $11,100 in 2016. Other income did not include any significant items.

Income Taxes. Income tax expense for the nine month period ended September 30, 2017 was approximately $32,700 as compared to approximately $21,000 in 2016.  Income tax expense for the nine month period ended September 30, 2017 consisted of tax expense associated with foreign earnings in the Republic of Ireland, partially offset by tax benefit related to vesting of restricted stock awards.

Net (Loss) Income. As a result of the cumulative factors annotated above, the net loss for the three month period ended September 30, 2017 was approximately $2.8 million, as compared to approximately $1.7 million in the same period last year.

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

At September 30, 2017, our net working capital was approximately $2.8 million as compared to $5.0 million at December 31, 2016. Our decrease in net working capital was primarily due to net losses incurred while continuing to fund product development ($0.2 million), purchase of certain software assets critical to our credentialing services offering ($0.4 million), non-recurring severance expenses ($0.3 million), and office consolidation and closure costs ($0.1 million) incurred during the nine month period ended September 30, 2017.

We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. During the nine month period ended September 30, 2017, we believe we made significant progress towards improving the economics of our business model and we believe that our cost reduction actions to date will cut approximately $2.5 million from our annual operating expenses. In addition to cost reductions made to date we expect to consolidate one additional location and make additional staff adjustments during the fourth quarter of 2017 that will cut approximately $0.4 million from our annual operating expenses. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the nine months ended September 30, 2017, net cash used in operations was approximately $2.6 million driven by current year operating losses and temporary collection timing differences as a result of complicated invoice submission requirements for certain government customers that were ultimately resolved during the third quarter of 2017.

For the nine months ended September 30, 2016, net cash used in operations was approximately $1.2 million driven by operating losses, foreign currency transaction losses and temporary collection timing differences.

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

For the nine months ended September 30, 2017, cash used in investing activities was approximately $0.6 million and consisted of the purchase of software assets from Probaris Technologies, Inc., computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions, partially offset by proceeds receive from the disposal of leased automobiles and proceeds from the sale of real estate assets held for sale.

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

For the nine months ended September 30, 2017, cash provided by financing activities was approximately $0.4 million and reflects scheduled term debt repayments of approximately $108,000, restricted stock award tax liability payment of approximately $60,600, partially offset by proceeds of approximately $17,100 from the exercise of stock options. The Company was advanced approximately $11.6 million and repaid approximately $11.1 million in line of credit advances.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2017 and 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

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

WIDEPOINT CORPORATION

Date: November 14, 2017	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 14, 2017	/s/ KITO A. MUSSA
Kito A. Mussa
Interim Chief Financial Officer