Form 10-K
period 2017-12-31
WIDEPOINT CORP
filed 2018-03-21
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________

Commission File Number: 001-33035

WidePoint Corporation
(Exact name of Registrant as specified in its charter)

Delaware	52-2040275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7926 Jones Branch Drive, Suite 520, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 349-2577
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE AMERICAN

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34,500,000.

As of March 21, 2018, there were 83,031,595 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;
•	Our ability to renew or replace our credit facility on favorable terms or at all;
•	Our ability to raise additional capital on favorable terms or at all;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts and renewals of existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to successfully implement our strategic plan;
•	Our ability to continue to deliver contracted services and products to our existing customers;
•	Our ability to sell higher margin services; and
•	Our ability to retain key personnel.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Trusted Mobility Management (TM2) that consists of federally certified communications management, identity management, and bill presentation and analytics solutions. We also provide a professional services solution that is centered on the use of our proprietary advanced and federally certified software solutions and supported by our in-house subject matter experts.

We offer our TM2 solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TM2 solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. The flexibility of our TM2 solutions enables our customers to be able to quickly expand or contract their mobility management requirements. Our TM2 solutions are hosted and accessible on-demand through a secure proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

Our Solutions

Our TM2 framework combines the strengths of our core capabilities into a single secure comprehensive enterprise-wide solution set that offers our client’s the ability to securely enable and manage their mobile assets as described below:

Telecom Lifecycle Management	Mobile and Identity Management	Telecom Bill Presentment and Analytics
We offer comprehensive telecom lifecycle management solutions to corporations, governments, and not-for-profit organizations. Our solutions are delivered in a hosted and secure multi-modal delivery environment. Our solutions provide full visibility of telecom assets for our clients thereby enabling our clients to securely and efficiently manage all aspects of telecom assets all the while reducing the overall cost of ownership. We offer state-of-the-art call centers that are available 24/7 to help our users stay productive.	We offer several different federally certified digital certificates and credentials that enable our customers to conduct business through secure portals owned and managed by the U.S. federal government, access government facilities and secure mobile devices that are used to access corporation networks, databases and other IT assets. We also offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.	We offer a flexible and comprehensive set of analytical solutions including unified bill presentment, robust subscriber data intelligence and hosted voice analytics to large communications service providers (CSPs). Our solutions are delivered in a hosted and secure environment and provide our CSPs with full visibility into their revenue model which drives a stronger customer experience and reduces their operating costs and improves profitability.

Sales Cycle

Our sales cycle is extensive and is often affected by many factors outside of our control including but not limited to client specific proposal and acquisition processes, unique client service requirements, the client’s timetable and urgency, changes in key leadership and/or personnel that slows down the proposal or project, budgetary funding, competitive bidding processes and other policy constraints, as well as additional factors that may lengthen the sales cycle. Many of these variables are outside our control and we attempt to manage the financial impact on us by building a large pipeline with opportunities that have overlapping sales cycles.

Our ability to successfully sell our services depends upon the relationships we build with key decisions makers at prospective customers’ organizations. Selling a solution as a service to a large organization is complicated and often requires an evaluation by different functional groups within the prospective customers organization before a purchase decision is made by the organization. It could take more than 12 months to enter into a contract with a customer from the time we first actively engage a prospective customer and then a full implementation could range from mere weeks to several months depending on the complexity of the customers statement of work and level of engagement by us and the customer to get the deployment completed. Contract closing and implementation timelines vary as a result of these factors, many of which are outside our control.

Sales Approaches

We utilize one or more of following approaches to identify and close opportunities:

Direct Sales Approach. We utilize a direct sales approach globally to identify, sell and close both commercial and government opportunities. We utilize a core sales team consisting of solution experts, sales professionals and other subject matter experts to manage the entire sales process including lead generation, product demonstrations, proposal creation and submission, contract negotiation and closing and final transition of closed deals to the operations team. Sales commissions are paid to our direct sales representative over the life of the initial contract term on a declining or at a fixed rate as a percentage of net collected gross managed service revenues.

Indirect Sales Approach. We utilize an indirect sales approach to reach new target markets by outsourcing our lead generation and certain business development activities through a third party channel partner. Our channel partners understand our product and service offerings and they utilize their sales team to generate leads and connect us with prospective clients using their extensive networks. Channel partners are compensated in the form of a sales commission for deals that are successfully closed. Sales commissions have historically been paid over the life of the initial contract term as a percentage of net collected gross managed service revenues.

Strategic Partnership and Alliance Sales Approach. Strategic partnerships and alliances provide us with additional access to potential clients in larger market opportunities. We may team up with other companies and competitors to bid on a project that includes one or more of our services as part of a larger service solicitation. In these types of arrangements we may operate as either the prime contractor or subcontractor.

Cross Selling and Customer Referrals. We work closely with our customers to align our additional capabilities to meet their requirements. We ask our customers for referrals into their industry network, customer and supplier groups to drive additional sales growth.

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

We engage in a wide variety of marketing activities designed to broaden market awareness of our solutions, including internet search engine optimization, e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor conferences that cater to our target markets and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives.

We also publish white papers relating to telecom life cycle management and identity management issues and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our solutions can address many of these risks to an organization.

Customer Concentrations

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime contractor. We believe that contracts with federal government agencies in particular, will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial clients. Accordingly, negative changes in federal government fiscal or spending policies (including continuing budget resolutions) that impact the budgets of our key government customers, including Department of Homeland Security, will directly affect our financial performance.

We expect our federal customers to be motivated to meet their organizational missions for mobile management and security objectives in this challenging environment. We can provide significant savings for our customers and simplify their processes which could impact our billable revenue base and result in lower profit margins if the savings we deliver is not spent by our government customers on other services we provide. We believe we have an attractive set of solutions and our customers have historically spent their savings on other critical services provided by us. We also believe that government spending for cybersecurity services and solutions will increase for the foreseeable future.

Our government customer base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial client base is located throughout the continental U.S., Canada, Europe and the Middle East. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from federal government contracts.

Due to the nature of our business and the relative size of certain contracts which are entered into in the ordinary course of business, the loss of any single significant customer would have a material adverse effect on our results of operations. In future periods, we will continue to focus on diversifying our revenue by increasing the size and number of customer contracts both in public and private sectors.

Government Contracts

We have numerous government contracts and contract vehicles. Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

▪	Department of Homeland Security Blanket Purchase Agreement (DHS BPA) for Cellular Wireless Managed Services.

▪	Department of Health and Human Services Telecommunications Inventory and Expense Management Solutions contract.

▪	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

o	Defense Logistics Agency J6 Enterprise Technology Services (JETS)
o	GSA Alliant 2
o	GSA Networx
o	GSA Connections II
o	National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)

o	Defense Logistics Agency (DLA) Program Management and Support Services (PMSS)
o	NASA Solutions for Enterprise-Wide Procurement (SEWP)
o	Department of Justice Information Technology Support Services (“ITSS”) 3 contract

We have partnerships with Alaska Native Corporations, Native American Companies and other minority owned enterprises that allows us to leverage the U.S. Small Business Administration’s 8(a) programs to vie for work in the public sector. WidePoint will continue to build on our partnerships to out compete our competitors for public sector opportunities.

We also have various partnerships with large system integrators that allow us to act as a subcontractor, thereby providing us access to various other contracts and contract vehicles in biometrics and identity management infrastructure support, and Information Technology Support Services.

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

Product Development and Technology Solution Enhancements

We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and meet our customer’s changing organizational requirements, as necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current development activities are focused on the integration of our heterogeneous services delivery platforms, and improving the security posture and delivery of our information technology services.

We utilize a standard architecture to ensure enhancements are subject to appropriate oversight and scrutiny and a consistent and efficient process. Our development team is comprised of professionals with hands-on technical and practical client-side development experience. We believe this allows us to design and deploy enhancements that can resolve real-world problems in a timely manner.

We funded and expensed strategic product development initiatives including platform and portal integrations and other product and portal enhancements totaling approximately $219,100 in 2017 and $699,000 in 2016. In 2018, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with client integrations.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at six (6) data centers located in Ireland, Ohio, North Carolina and Virginia, which we may consolidate in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology that continuously checks the servers and key underlying components at regular intervals for availability and performance, ensuring availability to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Market Competition

Target Markets. Our TM2 market is focused on mobile management and security as shown below:

Our target market is highly fragmented and we compete with small and large companies that offer different components of TM2. We believe that we are presently the only provider of all three of these critical services and solutions. We believe that our TM2 solution gives us a strong competitive advantage over our competitors due to our ability to deliver all three on these solutions in an integrated framework, our distinctive technical competencies, governmental certifications and approvals to operate within this space, successful past contract performance with large commercial and government organizations, price and value of services delivered, reputation for quality, and key management personnel with subject matter expertise.

Market Pricing. Pricing offered by competitors in our target markets is often heavily discounted to unprofitable levels thereby creating a commodity pricing environment that affects the perceived value of the solution by our prospective customers. This commodity pricing behavior severely limits profitability for other service providers that provide better solutions, discourages further innovation and harms the customer in the end.  We do not view our services as a commodity and comparability of services against other providers is not practical due to differences in capabilities among competitors. The costs to switch solutions can be high for a prospective customer even if they know their current solution is not working.

Pricing for our TM2 solutions will vary depending on our prospective customer’s technology infrastructure, scale of their operations, workflow requirements and many other factors that can affect pricing. All prospective customers tend to initially have price sensitivity and that often changes after we are able to demonstrate that our solutions will save them time and money. We believe our TM2 solution pricing is competitive and reflects the value of the solutions we provide to our customers. Our goal is provide the best solution for our customers that meets their needs. We may not always be the lowest cost provider, and as a result, our ability to win new work and charge a reasonable fee for our services entirely depends on the value perceived by our customers.

Competition. Our TM2 solution crosses into several different market segments and as a result we do not have a competitor that competes in all of the market segments in which we conduct business.  The following table outlines what areas of TM2 our competitors provide:

Competitor	Telecom Life cycle Management	Identity Management	Telecom Bill Presentment and Analytics
Tangoe, Inc.	X
Calero Software, LLC	X
Digital Management, LLC	X
Turning Point Global Solutions, LLC	X
Identrust, Inc.		X
Entrust, Inc.		X
Xtec Incorporated		X
Globys, Inc.			X
Amdocs Ltd.			X

Our larger competitors often have more size and financial resources than us and they may be able to provide a wider array of technology solutions outside of our core capabilities.  Due to our significant federal government contract concentrations we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.

If we are unable to keep pace with the intense competition in our marketplace, deliver cost-effective and relevant solutions to our target market, our business, financial condition and results of operations will suffer.

Contracting

We prefer to serve as the prime contractor when we win contract awards; however, we will often enter into strategic teaming agreements with another competitor or a vertical supplier to serve as a subcontractor for a larger market opportunity. Prospective customers in our target market use a wide array of contract vehicles to purchase technology services ranging from individual purchase orders, awards or consolidated service contracts that cover a range of technology services, of which we may or may not be able to provide all of the services to serve as the prime contractor. The same companies that are our competitors will, at times, team with us or subcontract with us in the pursuit of consolidated opportunities from very large Fortune 100 companies.

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

Employees

As of December 31, 2017, we had approximately 247 full-time employees (207 in the U.S. and 40 in Europe). We periodically engage additional consultants and employ temporary employees. Potential employees possessing the unique qualifications required are readily available for both part-time and full-time employment. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Risks Related to our Business and our Industry

We have had a history of losses; and we may be unable to achieve and sustain profitability.

We have had a history of net losses, including net losses of $3.5 million in 2017 and $4.2 million in 2016. The Company used cash from operations, debt and capital raises to fund internal infrastructure improvement projects, product development research related to Cert-on-Device and to expand sales and marketing activities to prepare for going to market with our new solutions over the last four years and those initiatives did not provide the return on investment expected. Also, customer cost cutting initiatives and aggressive pricing pressure from our closest competitors put downward pressure on pricing for our services and negatively affected our earnings. As a result we incurred net losses and placed a significant strain on our available cash. Our historical net losses and could potentially impact our ability to obtain access to future credit facilities. Future product development activities were curtailed in the second half of 2017. We maintain a strong set of intellectual property assets and capabilities, as such, we are able quickly to ramp up investments in our product development as need arises. Generating positive cash flow and net income is one of our primary goals as such we have executed a number of planned cost reduction initiatives, significantly reduce and/or eliminate spending on research and development projects and successfully execute on our strategy of growing of business through sales of higher margin services.

There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability will decrease our long-term viability and place a significant financial strain on the business.

We currently have access to a credit facility agreement, which requires us to maintain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate repayment of borrowings by our lender.

Historically, we have had access to a credit facility, which consists of a variable line of credit to fund acquisition growth and working capital. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. If we are unable to meet future covenants, such failures could result in our lender accelerating in part or in full payment of all unpaid principal and interest which could have an adverse our ability to fund acquisition initiatives using debt and fund periodic short term operational cash flow requirements. Similarly, if we are unable to renew or access the credit facility in the future, our business and operating results will suffer and we may need to obtain additional funding, which may not be available on favorable terms or at all.

We may need to obtain additional financing to meet our future capital needs and/or be required to significantly cut back our operations, sell assets or cease operations.

We took fairly significant cost savings actions during the third and fourth quarters of 2017. Our organizational restructuring activities included streamlining executive management, mid-level management and redundant and expensive subject matter experts. However, if we are unable to close significant new customer contracts over the next fiscal year and or retain our key customer contracts we may have to significantly cut back our operations, defer potentially favorable acquisitions, and/or sell some or all of our assets if our financial performance deteriorates. There is also no guarantee that we will be able to raise additional capital on favorable terms, or at all, and any inability to raise additional capital could have an impact on our ability to continue to operate our business.

The loss of one or more significant customers could have an adverse impact on our results of operations.

Due to the nature of our business and the relative size of certain contracts, which are entered into in the ordinary course of business, the loss of any single significant customer, could have a material adverse effect on results. Historically, we have derived, and may in the future derive, a significant percentage of our total revenues from the U.S Federal Government and a relatively small number of large multinational customers. If we are unable to win new work or continue to renew existing contracts with our significant customers, our results will be materially adversely impacted. For example, our Blanket Purchase Agreement with the Department of Homeland Security expires on December 16, 2018 and is up for renewal. Although we believe we are likely to win the renewal of such contract, there can be no guarantee that we will not lose such contract to one or more of our competitors. Any loss of a significant customer or the failure to renew a significant contract will have a material adverse effect on our business.

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

The markets for the services and products we provide are highly competitive and rapidly changing due to changes in technology. We expect the intensity of competition for government and commercial customer to increase in the future as existing competitors develop their capabilities. While we believe our customer service, strong customer retention and integrated technology solution sets are among our key differentiators, our competitors may offer introductory pricing and significantly discount their services to gain market share and/or in exchange for revenues with higher margin services in other areas or at later dates. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

In addition, due to competitive factors, such as access to customers or the development of superior products of services, our business will be harmed if we are unable to gain market acceptance of our products. Since we have less resources than many of our competitors, the failure of one of our products or services to gain market acceptance will cause us greater harm due to the costs involved in developing or acquiring new products and services as we must carefully consider the allocation of our resources given our financial position. Furthermore, larger companies tend to hold a significant advantage over us with potential customers due to their name brand recognition, longevity and resources. Any failure to gain market acceptances of our products and services will have a material adverse impact on our operations and our ability to continue our business.

If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our cash operating expenses, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter. An unanticipated termination or decrease in size or scope of a major project, a client’s decision not to proceed with a project we anticipated on the time frame that we had anticipated, such as the U.S. Coast Guard, or at all or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Additionally, our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

▪	the contractual terms and timing of completion of projects, including achievement of certain business results;
▪	the acceptance of our products to commercial or government customers;
▪	decreases in the budgets for government customers;
▪	any delays in connection with projects or expected new sales or customers;
▪	the adequacy of provisions for losses and bad debts;
▪	the accuracy of our estimates of resources required to complete ongoing projects;
▪	loss of key highly skilled personnel necessary to complete projects; and
▪	general economic conditions.

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

Our portfolio of products, services, and solutions could become obsolete due to rapid technological changes and frequent new product and service introductions by our competitors in the mobile world. Additionally, frequent changes in mobile computing hardware and software technology, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions could affect our ability to efficiently deliver our services and harm our profit margins.

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

We are working towards growing our business profitability. The development and sale of new products, involves estimates of (i) our actual costs and expenses, (ii) prices that the customers will pay and (iii) other factors, some of which may be beyond our control. Our inability to accurately price and sell our products at an acceptable profit margin that customers are willing to pay will have a negative impact on our business. In addition, some of our projects may be based on fixed-price, fixed-time contracts, rather than contracts in which payment to us is determined on a time and materials basis. The long-term nature of our contracts means that our failure to accurately price our products can have a negative impact over a number of years. Our failure to accurately estimate, manage client expectations to our statement of work or effectively manage the resources required for a project (including appropriate overhead and general and administrative support costs), client driven actions that causes our original project plan to be delayed, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-time contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. In addition, we may fix the price for some projects at an early stage of the process, which could result in a fixed price that turns out to be too low and, therefore, could adversely affect our business, financial condition and results of operations.

Our clients could unexpectedly terminate their contracts for our services.

Some of our contracts can be canceled by the client for convenience with limited advance notice and without significant penalty. In addition, our contracts with the federal government permit the governmental agency to modify, curtail or terminate the contract at any time for the convenience of the government. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff that were allocated to that client’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract. The unexpected cancellation or significant reduction in the scope of any of our large projects could have an immediate material adverse effect on our business, financial condition and results of operations.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derive a significant amount of our revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. federal budget could directly affect our financial performance. Currently, we are unable to assess whether the new Trump administration will propose budget cuts that impact the agencies that purchase our products and services. Among the factors that could harm our business are:

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

Our business strategy includes the potential future acquisition of, or investment in, complementary and supplementary businesses, services or technologies. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to implement our acquisition strategy. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

As of December 31, 2017, we had aggregate federal net operating loss carry-forwards of approximately $36.7 million and state net operating loss carry-forwards of approximately $43.9 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our key executives, operational managers and subject matter experts to run our core operations. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives. We do not maintain key man life insurance with respect to any of our key executives and subject matter experts.

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

Most if not all federal, state and local governments, as well as commercial contracts are awarded through a competitive procurement process that could be a year or more from the initial solicitation to final contract award. We expect that much of the business we seek in the foreseeable future will be awarded through competitive procedures and similar lengthy sales cycle. Competitive procurements impose substantial upfront costs and present a number of risks, including:

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

Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers. Any of these events could have material adverse effects on our business, financial condition, and operating results.

Our ability to provide services to our customers depends on our customers’ continued high-speed access to the internet and the continued reliability of the internet infrastructure.

Our business depends on our customers’ continued high-speed access to the internet, as well as the continued maintenance and development of the internet infrastructure. The future delivery of our solutions will depend on third-party internet service providers to expand high-speed internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary solutions and services, including high-speed modems, for providing reliable and timely internet access and services. All of these factors are out of our control. To the extent that the internet continues to experience an increased number of users, frequency of use, or bandwidth requirements, the internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any internet outages or delays could adversely affect our ability to provide services to our customers.

Currently, internet access is provided by telecommunications companies and internet access service providers that have significant and increasing market power in the broadband and internet access marketplace. On December 14, 2017, the Federal Communications Commission classified broadband internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such attempting to charge their customers more for using our products and services. To the extent that internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers may also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.

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

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. We recently sold our Lewis Center Facility and have to enter into a lease arrangement for a different location in Columbus, Ohio. The sale of Lewis Center Facility generated gross proceeds of $730,000. The following table presents our property locations at December 31, 2017 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

7926 Jones Branch Drive, Suite 520	McLean, VA 22102	August 2019	5,437	$24	$129,600
11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$26	$307,300
8351 N High Street, Suite 200	Columbus, OH 43235	September 2027	14,382	$9	$123,326
2 Eaton Street Suites 800/807	Hampton, VA 23669	November 2019	4,519	$15	$65,700

The following table presents our property locations at December 31, 2017 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$33	$197,519
Atlantic House, Imperial Way	Reading, Berkshire RG2 OTD, England	June 2018	250	$118	$29,400
Beechavenue 30,	1119PV Schipol Rijak, The Netherlands	October 2018	600	$12	$7,000

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock trades on the NYSE American under the symbol “WYY”. The stock prices listed below represent the high and low closing prices of our common stock on the NYSE American for each of the periods indicated below:

	2017		2016
Period	High	Low	High	Low
December 31,	$0.70	$0.52	$0.84	$0.39
September 30,	$0.67	$0.41	$0.64	$0.37
June 30,	$0.53	$0.40	$0.94	$0.59
March 31,	$0.88	$0.45	$0.75	$0.47

Holders

As of the close of business on March 21, 2018, there were 113 registered holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividend Policy

We have has never paid dividends on our Common Stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in growing our business base. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the fourth quarter of 2017.

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

With a focus on solidifying, improving, and expanding our information technology based proprietary solutions and adopting channel driven sales and marketing initiatives, we believe we can reshape our environment and create a more unified set of operational efficiencies and technical solutions. These changes should allow us to grow critical mass and enable better use of our personnel and other resources to scale and grow our business. We further believe that we can expand our business and market share through acquisitions of complementary and supplementary businesses and strategic assets.

As part of our shorter-term strategic focus, we continue to re-evaluate the roles and responsibilities throughout the Company with a focus on eliminating non-value added activities, automating manual processes and recruiting more experienced talent while eliminating redundant and expensive legacy resources.

We are also reviewing all client relationships and commencing corrective actions to improve profitability and/or divestiture of unprofitable or non-value added client relationships.

We have completed a number of cost savings efforts including:

▪	closing our Chesapeake VA and Oakbrook IL offices and consolidating the work into our McLean office;
▪	streamlining and reducing staff in our credentialing operations to eliminate duplicative management and non-management positions;
▪	closing our Southern Pines office in January of 2018 and consolidating the work into our Columbus, OH office; and
▪	renegotiating our Fairfax, VA lease and will be consolidating our McLean, VA personnel into our Fairfax, VA office during 2018.

We have also initiated a number of cost savings efforts including:

▪	reviewing additional configurations to allow us to further consolidate our disaster recovery sites;
▪	renegotiating and realigning commission plans with our channel partner to drive improved performance and reducing non-performing sales resources; and
▪	reducing operational personal by reducing technology platforms and combining redundant help desk support across functions.

Our short-term strategy to drive increased revenue performance and increase our pipeline of new sales opportunities includes:

▪	adopting new pricing strategies,
▪	targeting competitor’s customers with lower introductory pricing during renewal periods to garner increased market share;
▪	utilizing social media marketing enhancements to increase customer awareness of our solutions;
▪	highlighting superior product differentiators in our marketing materials and online presence;
▪	improving, expanding and targeting our current marketing efforts to identify new customers that could utilize our current solutions;
▪	improving our cross selling of our solutions to our current customers;
▪	providing our larger customers with enhanced product opportunities and improved pricing in an effort to increase their short-term purchasing activities; and
▪	utilizing various lead productions opportunities to drive an increase amount of pipeline, and emphasizing higher margin solutions.

Longer-term, we are reviewing our intellectual property portfolio and may seek to acquire software assets and new customer relationships in support of expanding our information technology based proprietary solutions and customer reach. Acquisitions of customers and/or software assets, coupled with our longer term initiatives to further consolidate, streamline, and focus on building out a set of core TM2 driven solutions may allow us to further differentiate our capabilities to our customers.

Our next steps towards achieving our longer-term goals include:

▪	reviewing our current offerings to determine which solutions we believe can be grouped into a unified set of trusted mobility management solutions; and
▪	focusing our efforts away from supporting multiple solutions and introducing our trusted mobility management solutions to our commercial enterprise markets.

We believe these actions could drive a strategic realignment of services that may include the sale of non-aligned offerings coupled with additional acquisitions of complementary and supplementary services that could result in a more focused core set of trusted mobility management solutions.

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

Revenue Recognition

The Company provides a managed service solution model to its customers. Our managed services solutions may require a combination of labor, third party products and services. Our managed services are generally not interdependent that our requirements to earn and bill for our services are completed on a monthly basis. We do not typically have undelivered elements in these arrangements would require us to spread our revenue over a longer period of time.

A substantial portion of our revenues are derived from firm fixed price contracts with the U.S. federal government that are fixed fee arrangements tied to the number of devices managed. Our actual reported revenue may fluctuate month to month depending on the hours worked, number of users, number of devices managed, actual or prospective proven expense savings, actual technology spend, or any other metrics as contractually agreed to with our customers. Our revenue recognition policies for our managed services solution is set forth below:

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. The Company has the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. The Company bypassed using a qualitative assessment for 2017.

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

The Company has approximately $18.5 million of goodwill as of December 31, 2017. The fair value of the Company’s reporting unit is above its carrying value; accordingly, the Company has concluded its goodwill is not impaired at December 31, 2017. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions.

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

During the year ended December 31, 2017, the Company recorded provisions for bad debt expense totaling approximately $63,000. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Share-Based Compensation

The Company issues restricted stock and stock option share-based compensation awards to employees and directors upon which the fair value of awards is subject to significant estimates made by management. The fair value of restricted stock is estimated based on the grant date value of the company's common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life (in years) of approximately five (5) to seven (7) years.

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

2017 Results of Operations

Year Ended December 31, 2017 Compared to the Year ended December 31, 2016

Revenues

Revenues for the year ended December 31, 2017 were approximately $75.9 million, a decrease of approximately $2.5 million (or 3%), as compared to approximately $78.4 million in 2016. Our mix of revenues for the periods presented is set forth below:

	YEAR ENDED
	DECEMBER 31,		Dollar
	2017	2016	Variance

Carrier Services	$45,003,335	$44,276,969	$726,366
Managed Services:
Managed Service Fees	22,810,476	22,736,645	73,831
Billable Service Fees	3,257,840	5,052,123	(1,794,283)
Reselling and Other Services	4,812,595	6,355,127	(1,542,532)

	$75,884,246	$78,420,864	$(2,536,618)

Our carrier services increased over last year due to the addition of new services for some of our government customers. These increases are temporary in nature and we are continuing our efforts to move away from selling low margin carrier services that are labor intensive to deliver and place more emphasis on selling higher margin managed services.

Our managed services decreased over last year primarily due to lower sales of reselling services and billable hours, partially offset by increases in sales of accessories and other high margin services. Our managed service fees increased slightly over last year despite winning new work due to the impact of planned discontinuance of unprofitable contracts with customers and unexpected early contract terminations as a result of change in control for a few large customer contracts. The reduction in billable service fees was due to completion of commercial consulting projects and to a lesser extent certain federal government projects during fiscal 2017. The reduction in reselling and other services was due to a delay in contract award from the U.S. Airforce that had historically been awarded and delivered in the fourth quarter.

Revenues by customer type for the periods presented is set forth below:

	YEAR ENDED
	DECEMBER 31,		Dollar
Customer Type	2017	2016	Variance

U.S. Federal Government	$58,625,389	$58,837,857	$(212,468)
U.S. State and Local Governments	394,704	300,400	94,304
Foreign Governments	193,565	157,472	36,093
Commercial Enterprises	16,670,588	19,125,135	(2,454,547)

	$75,884,246	$78,420,864	$(2,536,618)

Our sales to federal government customers decreased as compared to last year due to reductions in billable hours tied to programs that were discontinued during the third and fourth quarter of 2017. Our core base of government customers entering fiscal 2017 remained stable at the end of fiscal 2017 and our federal customers continued to exercise option year contract extensions.

Our sales to state and local governments increased as compared to last year due to increases in the number of units managed and revenue earned from cost savings implemented for our customers.

Our sales to foreign governments increased as compared to last year due to increases in sales of perpetual licenses. We are placing less emphasis on selling our legacy license model and more strategically focused on promoting and selling our new Optimiser Telecom Data Intelligence (TDI™) applications through a software as a service model.

Our sales to commercial enterprises decreased as compared to last year due to planned discontinuance of unprofitable client engagements, lower billable hours as a result of completion of work orders, and unplanned client attrition due to customer cost cutting initiatives.

Cost of Revenues

Cost of revenues for the year ended December 31, 2017 was approximately $62.1 million (or 82% of revenues) as compared to approximately $64.4 million (or 82% of revenues) in 2016. The dollar decrease is due to labor cost reductions within our credentialing operations implemented during the second half of 2017, lower reselling purchases and lower actual estimated project costs associated with certain credentialing contracts, as compared to the same period last year.

Gross Profit

Gross profit for the year ended December 31, 2017 was approximately $13.7 million (or 18% of revenues), as compared to approximately $14.0 million (or 18% of revenues) in 2016.  A substantial portion of our gross profit dollars are derived from managed services. The decrease in gross profit was largely related to a reduction in billable hours due to completion of certain federal government consulting projects and cost cutting efforts implemented by one of our large commercial customers during fiscal 2017 and an unexpected delay related to the U.S. Airforce contract award, as compared to the same period last year.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2017 was approximately $2.2 million (or 3% of revenues), as compared to approximately $2.7 million (or 3% of revenues) in 2016. The dollar decrease in sales and marketing expense is due to actions taken during the second quarter of 2017 to streamline our business development and marketing activities and reduce commission rates paid on channel and partner deals.

General and administrative expenses for the year ended December 31, 2017 were approximately $14.4 million (or 19% of revenues), as compared to approximately $14.5 million (or 18% of revenues) in the same period last year.  During fiscal 2017, the Company reduced management and non-management administrative staff positions during the first and second quarters of fiscal 2017; however, these labor cost savings were more than offset by non-recurring one-time severance and office closure costs ($927,800), gain on sale of real estate ($66,700) and loss on disposal of leasehold improvements related to the closing of the Lewis Center location ($176,700) that were incurred in connection with a company-wide restructuring effort. Any remaining restructuring liability is included within “accrued expenses” on the consolidated balance sheets. Excluding the aforementioned one-time charges our general and administrative expense in 2017 was approximately $13.3 million.

Product development costs for the year ended December 31, 2017 were approximately $219,100 as compared to approximately $699,000 in 2016. During the year ended December 31, 2017 we incurred total product development costs of approximately $579,800, of which we capitalized internally developed software costs of approximately $360,700 related to costs associated with our next generation TDI Optimiser™ application. We incurred product development costs of approximately $901,800 in 2016, of which we capitalized approximately $202,800 related to our international bill presentment software solution. We anticipate some continued product development costs to be incurred as we roll out additional functionality of our products and services.

Depreciation expense for the year ended December 31, 2017 was approximately $338,300, as compared to approximately $358,600 in 2016.  A substantial portion of the increase in our depreciable fixed asset base was not depreciable until late in the fourth quarter of 2017. As a result, our depreciation expense for 2017 was lower as compared to last year. We anticipate higher depreciation expense as a result of these new additions.

Other Income (Expense)

Interest income for the year ended December 31, 2017 was approximately $15,400, as compared to approximately $14,600 in 2016.  The increase was due to higher amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest as compared to 2016.

Interest expense for the year ended December 31, 2017 was approximately $52,200 (or less than 1% of revenues), a decrease of approximately $20,000, as compared to approximately $72,200 (or less than 1% of revenues) of interest expense in 2016. The decrease in interest expense is due to the elimination of term debt during the first quarter of 2017 after the Company paid the last installment of its term note in January 2017.

Other income for the year ended December 31, 2017 was approximately $3,800 as compared to $13,500 in 2016. Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax provision for the year ended December 31, 2017 was approximately $38,000, as compared to an income tax benefit of approximately $73,400 in 2016. The current year income tax provision includes state minimum taxes and foreign taxes payable and did not include any significant tax refunds or other non-recurring tax adjustments as compared to last year. Income tax benefit in 2016 included a state tax refund of approximately $50,100 due to a change in filing status and approximately $20,000 foreign deferred tax benefit related to timing differences. All federal, state and foreign net operating losses are fully valued for tax purposes and as a result, the principal component of income tax expense relates to minimum state and foreign income taxes.

Net Loss

As a result of the factors above, the net loss for the year ended December 31, 2017 was approximately $3.5 million as compared to approximately $4.1 million in 2016.

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

At December 31, 2017, our net working capital was approximately $2.5 million as compared to $5.0 million at December 31, 2016. Our decrease in net working capital was primarily due to net losses incurred, computer hardware and software purchases critical to our TM2 services offering, non-recurring severance expenses, and office consolidation and closure costs during 2017. We utilized available cash and our line of credit to manage through collection timing differences throughout fiscal 2017.

We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. During year ended December 31, 2017, we believe we made significant progress towards improving the economics of our business model and we believe that our cost reduction actions to date will cut approximately $3.0 million from our annual operating expenses. We may be required to redeploy some of our expected savings if we win any significant new contracts in the future. We may also need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the year ended December 31, 2017, net cash used in operations was approximately $3.0 million driven by current year operating losses and temporary timing differences as a result of complicated invoice submission requirements for certain government customers that were ultimately resolved during the third quarter of 2017.

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

For the year ended December 31, 2017, cash used in investing activities was approximately $0.8 million and consisted of the purchase of software assets from Probaris Technologies, Inc., computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions, partially offset by proceeds receive from the disposal of leased automobiles and proceeds from the sale of real estate assets held for sale.

For the year ended December 31, 2016, cash used in investing activities was approximately $0.6 million, of which approximately $0.3 million was spent on required hardware and software refreshes for our client facing technology solutions and the remainder was spent on our “authority to operate” certification which is a critical intangible right tied to our federally accepted identity management solutions.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the year ended December 31, 2017, cash used in financing activities was approximately $0.3 million and reflects scheduled debt repayments of approximately $162,200, payment of debt issuance costs of $31,300, restricted stock award liability payment of approximately $122,300, partially offset by proceeds of approximately $17,100 from the exercise of stock options. The Company was advanced and repaid approximately $20.3 million in cumulative line of credit advances during the year.

For the year ended December 31, 2016, cash used in financing activities was approximately $881,700 reflecting term debt repayments of approximately $849,400. The Company was advanced and repaid approximately $18.2 million in cumulative line of credit advances during the year.

Net Effect of Exchange Rate on Cash and Equivalents

For the years ended December 31, 2017 and 2016, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

Credit Facilities and Other Commitments

At December 31, 2017, there were no outstanding borrowings against the Company’s $5.0 million working capital credit facility with Access National Bank. At December 31, 2017, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future. The available amount under the working capital credit facility is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of our eligible accounts receivable. The facility is secured by a first lien security interest on all of our personal property, including its accounts receivable, general intangibles, inventory and equipment. Effective February 19, 2018, the Company entered into a First Modification Agreement (the “Modification Agreement”) with Access National Bank to amend its existing $5.0 million working capital credit facility. The Modification Agreement (i) increased the interest rate for the working capital line of credit from the Wall Street Journal prime rate plus 1.0% to the Wall Street Journal prime rate plus 1.25% and (ii) reduced the Company’s minimum adjusted tangible net worth covenant from at least $4.0 million for the quarter ended December 31, 2017 (increasing to $4.5 million for subsequent quarters) to at least $2.0 million for each quarter. The facility also requires us to maintain a current ratio of 1.1 to 1 tested quarterly.

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on April 30, 2018, along with cash on hand, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during fiscal 2018. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Obligation Type	2018	2019	2020	2021	2022	Thereafter	Total

Operating lease obligations (1)	$1,028,000	$951,000	$816,000	$835,000	$1,452,500	$4,865,700	$9,948,200
Capital lease obligations	122,620	122,620	119,621	7,908	-	-	372,769

	$1,150,620	$1,073,620	$935,621	$842,908	$1,452,500	$4,865,700	$10,320,969

(1)	Includes base minimum rent and estimated annual operating expenses and real estate tax due under lease agreement.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

If the values of the Euro relative to the U.S. dollar had been ten (10) percent lower than the values that prevailed during 2017, the Company’s pretax income for 2017 would have been approximately $47,000 lower. Conversely, if such values had been ten (10) percent higher, the Company’s reported pretax income for 2017 would have been approximately $33,000 higher.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth information regarding our current directors, executive officers and certain significant employees of the Company as of March 21, 2018. Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or directors.

Name	Age	Position

Jin Kang	53	Chief Executive Officer, President and Director

Kito Mussa	41	Executive Vice President and Chief Financial Officer

Jason Holloway	49	Executive Vice President, Chief Sales and Marketing Officer, and President of WidePoint Cybersecurity Solutions Corporation

Otto Guenther	76	Chairman of the Board

Morton Taubman	74	Director, Chairman of the Audit Committee

James Ritter	73	Director, Chairman of the Compensation and Nominating Committees

George Norwood	75	Director

Phillip Richter	47	Director

Alan Howe	56	Director

Jin Kang has served as a director and as our Chief Executive Officer and President since his appointment on July 31, 2017. Prior to his appointment as Chief Executive Officer and President of the Company, Mr. Kang served as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of WidePoint Integrated Solutions Corp., a wholly-owned subsidiary of the Company, since our acquisition of WidePoint Integrated Solutions Corp. formerly, iSYS, LLC on January 4, 2008. Mr. Kang founded WIdePoint Integrated Solutions Corp. in 1999 and has managed the company since its inception. Mr. Kang has over 32 years of professional experience in both public and private sectors.. Prior to founding, iSYS, LLC (now WidePoint Integrated Solutions Corp.), Mr. Kang held various senior management positions at large technology companies to include, Northrop Grumman, Science Applications International Corporation (SAIC), ManTech, and Atlantic Research Corporation. Mr Kang managed marquee programs for the federal government contracts such as the Combined DNA Index System (CODIS) for the Federal Bureau of Investigation and Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS) Mr. Kang received a Bachelor and Master’s Degrees in Computer Science and Computer Systems Management from the University of Maryland. Mr. Kang brings to the Board years of experience in the Federal Government Information Technology Services field. This experience, as well as his experience with the Company, led the Board to conclude that he should serve as a director of the Company.

Kito Mussa became the Company’s Executive Vice President and Chief Financial Officer since his appointment on January 2, 2018 after serving as Interim Chief Financial Officer between October 2017 and December 2017. Prior to being appointed as the Chief Financial Officer, Mr. Mussa served as the Vice President and Controller for more than five years and played a key role driving changes in a number of areas throughout the Company. Mr. Mussa has strong expertise in the Company’s industry as well as deep expertise in other industries such as information technology, healthcare, consumer finance and professional services. Mr. Mussa has more than 17 years of diverse experience overseeing a number of key business areas including financial management, acquisition due diligence, financial systems, financial and regulatory reporting, employee development and human resource management. Prior to joining the Company, Mr. Mussa spent many years as a CPA in public accounting and provided audit, litigation support, forensic accounting, business valuation and other management advisory services to publicly-traded and privately held corporations. While in public accounting, Mr. Mussa worked at both Moss Adams LLP and PricewaterhouseCoopers LLP. Mr. Mussa also held the role of SEC Director of Financial Reporting at American Express where he implemented and oversaw internal control over financial reporting, prepared SEC filings and registration statements and automated preparation of financial statements and disclosures. Mr. Mussa is a licensed certified public accountant in Washington and Virginia and holds several globally recognized credentials in financial management. Mr. Mussa holds Bachelor’s Degrees in Accounting and Finance from Seattle University.

Jason Holloway has served as the Chief Executive Officer and President of WidePoint’s wholly-owned subsidiary, WidePoint Cybersecurity Solutions Corporation, since July 1, 2017 and has served as the Company’s Executive Vice President and Chief Sales and Marketing Officer since May 2016. Mr. Holloway has been in the IT industry for more than 25 years, holding senior executive positions in multiple IT organizations, with a primary focus on business development, sales, and management to profitability. Mr. Holloway has industry vertical experience in Government, Technology, Finance, Transportation, Health Care, Entertainment, and Manufacturing. Mr. Holloway co-founded Nexcentri, an IT provider for the Credit Union industry, in 2001 and served as president and CEO until 2013. At Nexcentri, working with key vendor partners including Microsoft, First Data, and HP, he developed and implemented three successful financial services software products and was recognized as the first Credit Union service organization to successfully conduct business internationally. Prior to Nexcentri, he was president and CEO of Networked Knowledge Systems (NKS), a global Linux security managed service company where he increased annual revenue more than 800% in five years, servicing clients such as IBM and PwC, and making NKS an Open Source Managed Security industry leader. In addition, Mr. Holloway has held several key executive roles within technology start-up companies that were being positioned for IPO.

Lieutenant General (Ret.) Otto J. Guenther has served as a director since his appointment on August 15, 2007 and is currently the Chairman of the Board of Directors. General Guenther serves as a member of the Corporate Governance and Nominating Committee. He joined the Board after a distinguished 34-year military career, including serving as the Army’s first chief information officer, followed by nearly a decade of exceptional leadership within the federal information technology industry. His key assignments included the following: commanding general for Fort Monmouth, NJ, and the Communications Electronics Command; program executive officer for the Army’s tactical communications equipment; project manager for the Tactical Automated Data Distribution System; and commander for the Defense Federal Acquisition Regulatory Council. General Guenther recently retired from Northrop Grumman Mission Systems, where he served as the Sector Vice President and General Manager of Tactical Systems Division. While there, he oversaw battlefield digitization, command and control, and system engineering activities for the U.S. Army. Under his leadership, the division grew to approximately 1,650 employees across several locations and completed over $700 million in acquisitions. Previously General Guenther was general manager of Computer Associates International’s Federal Systems Group, a $300 million operation providing IT products and services to the federal market area. General Guenther was awarded several honors by the U.S. Army, including the Distinguished Service Medal, Legion of Merit (Oak Leaf Cluster), Defense Superior Service Medal (Oak Leaf Cluster), Joint Service Medal, and Army Commendation Medal. Recognized for his work within the industry, he also received several Armed Forces Communications and Electronics Association awards and was inducted into the Government Computer News Hall of Fame. Currently, General Guenther sits on two educational foundations, AFCEA Education Foundation and Aurora Foundation, and since 2006 has been an active trustee at McDaniel College. General Guenther received a Bachelor of Science Degree in Economics from Western Maryland College, now called McDaniel College, and a Master’s Degree in Procurement and Contracting from the Florida Institute of Technology.

General Guenther brings to the Board extensive knowledge of the federal marketplace as a result of a career that has spanned both military and informational technology industries, as well as over 30 years of acquisition and procurement experience. In addition, General Guenther’s knowledge of federal infrastructure as well as experience in successful business development and board service is particularly valuable to the Company. This experience, as well as his independence from the Company and his prior performance as a Board member, led the Board to conclude that he should continue to serve as a director of the Company.

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

Major General (Ret.) George W. Norwood has served as a director since his appointment on August 15, 2007. General Norwood serves as a member of the Audit Committee and the Compensation Committee. General Norwood also currently serves on the board of directors of Scalable Network Technologies. He is also on the Board of Advisors of Peduzzi Associates, Ltd.. General Norwood brings to the Board extensive knowledge of the federal marketplace as a result of a distinguished 30-year military career and more than 16-years in the commercial market with significant experience in both military and defense contracting.

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

Alan B. Howe has served as a director since his appointment on July 20, 2017 pursuant to the appointment and standstill agreement with Nokomis Capital, L.L.C. Mr. Howe also serves as a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Howe is Managing Partner of Broadband Initiatives, LLC, a small boutique corporate advisory firm that he has managed since 2001. Mr. Howe has served both as a director and as a board chairman in multiple companies in a variety of industries including telecom and wireless equipment, software, IT services, wireless RF services, golf-shaft manufacturing, semi-conductors, and storage. In two situations, Mr. Howe serves as a board member of MagicJack Vocaltec Inc. (Nasdaq: CALL), an Israeli telecom equipment provider, since April 2017; Data I/O Corporation (Nasdaq: DAIO), a manufacturer of programming and automated device handling systems, since January 2013; Determine Inc. (Nasdaq: DTRM), a cloud platform offering source to pay solutions to mitigate risk, streamline productivity and generate revenue, since January 2009; and Urban Communications, Inc. (TSX.V: UBN), a telecommunications company in Canada, since June 2016 and he served as a director of Qualstar Corporation (Nasdaq: QBAK) from 2013-2014. Mr. Howe earned an MBA in Finance from the Kelley Graduate School of Business of Indiana University and a B.S. in Business Administration and Marketing from the University of Illinois.

Mr. Howe brings to the Board extensive business development, financial, CEO, CFO, board level and Chairman experience. This experience, as well as his independence from the Company, led the Board to conclude that he should serve as a director of the Company.

Philip E. Richter has served as a director since his appointment on July 20, 2017 pursuant to the appointment and standstill agreement with Nokomis Capital, L.L.C. Mr. Howe also serves as a member of the Compensation Committee and the Corporate Governance and Nominating Committee. Mr. Richter is President and co-founder of New York City based Hollow Brook Wealth Management, LLC, which was formed in 1999. Hollow Brook is an SEC registered independent wealth management firm that manages and advises capital on behalf of families, foundations, endowments, pension plans, and individuals. Prior to Hollow Brook, Mr. Richter was an equity research analyst at Ingalls & Snyder, LLC, an employee owned investment manager, from 2004-2007, and a managing director of Knickerbocker, LLC, a private investment management family office, from 1998-2003, where he advised an alternative investment portfolio in private equity, venture capital and alternative investments. Earlier he was director of strategic planning for Beneficial Technology Corporation from 1996 to 1998 and a branch manager of consumer finance for Beneficial Management Corporation from 1994 to 1996. Mr. Richter has served as a trustee of the Pray Family Foundation since August 2013. He has also been the Treasurer of the United States Equestrian Team Foundation since January 2012 and has been on the Board of Directors of the Lake Placid Horse Show since January 2008, the Hampton Classic Horse Show since May 2009, and the United States Equestrian Federation since June 2016. Mr. Richter received a B.A. in History at Boston College and holds an MBA from New York University’s Stern School of Business.

Mr. Richter brings to the Board extensive experience in capital management, venture capital and the equity markets. This experience, as well as his independence from the Company, led the Board to conclude that he should serve as a director of the Company.

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

Board Meetings – Committees of the Board

The Board of Directors held nine (9) meetings during 2017. During this period, all of the directors attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all Committees of the Board of Directors on which each such director served.

The Board currently has the following standing Committees: Audit; Corporate Governance and Nominating; and Compensation. Each standing Committee consists entirely of independent, non-employee directors in accordance with the listing standards of the NYSE American. Membership and principal responsibilities of the Board’s Committees are described below. Each Committee of the Board has adopted a charter and each such charter is available free of charge on our website, www.widepoint.com, or by writing to WidePoint Corporation, 7926 Jones Branch Drive, Suite 520, McLean, Virginia 22102, c/o Corporate Secretary.

Additionally, the Board recently formed a special Mergers and Acquisitions Committee. The Mergers and Acquisitions Committee’s objective is to review and analyze transaction opportunities brought to its attention by management or other sources. The members of the Mergers and Acquisitions Committee are Morton Taubman, Alan Howe and Philip Richter.

Audit Committee

The members of the Audit Committee are:

▪	Morton S. Taubman (Chair)
▪	James M. Ritter
▪	George W. Norwood
▪	Otto J. Guenther

The Audit Committee met four (4) times in 2017. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of the Audit Committee are to: appoint (subject to stockholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Audit Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with the Company’s Executive Vice President and Chief Financial Officer.

The Board has determined that Messrs. Taubman, Ritter, Norwood and Guenther each meet the definition of "independent directors" for purposes of serving on an audit committee under applicable rules of the Securities and Exchange Commission and the listing standards of the NYSE American. In addition, the Board has determined that Mr. Taubman satisfies the “financially sophisticated” requirements set forth in the NYSE American Company Guide, and has designated Mr. Taubman as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The members of the Corporate Governance and Nominating Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	Otto J. Guenther
▪	George W. Norwood
▪	Alan B. Howe
▪	Philip Richter

The Corporate Governance and Nominating Committee met one (1) time in 2017. The primary functions of this Committee are to: identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; review annually and recommend changes to the Company’s Corporate Governance Guidelines; lead the Board in its annual review of the performance of the Board and its committees; review policies and make recommendations to the Board concerning the size and composition of the Board, the qualifications and criteria for election to the Board, retirement from the Board, compensation and benefits of non-employee directors, the conduct of business between WidePoint and any person or entity affiliated with a director, and the structure and composition of the Board’s Committees; review the Company’s policies and programs relating to compliance with its Code of Business Conduct and such other matters as may be brought to the attention of the Committee regarding WidePoint’s role as a responsible corporate citizen. See “Identification and Evaluation of Director Candidates” and “Director Compensation” in this proxy statement.

Compensation Committee

The members of the Compensation Committee are:

▪	James M. Ritter (Chair)
▪	Morton S. Taubman
▪	George W. Norwood
▪	Otto J. Guenther
▪	Alan B. Howe
▪	Philip Richter

The Compensation Committee met two (2) times in 2017. The primary functions of the Compensation Committee are to: evaluate and approve executive compensation plans, policies and programs, including review of relevant corporate and individual goals and objectives, as submitted by the Chief Executive Officer; evaluate the Chief Executive Officer’s performance relative to established goals and objectives and, together with the other independent directors, determine and approve the Chief Executive Officer’s compensation level based on this evaluation; review and approve the annual salary and other remuneration of all other officers; review the management development program, including executive succession plans; review with management, prior to the filing thereof, the executive compensation disclosure included in this proxy statement; recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of WidePoint and its subsidiaries.

Director Compensation

Directors who are not also officers or employees received an annual cash retainer of $15,000 in cash and a grant of 50,000 stock options on June 23, 2017, which vested at the 2017 annual meeting of stockholders. The following table sets forth director compensation for the year ended December 31, 2017:

				Fees Earned	Option	All Other	Total
		Board		or Paid	Awards	Compensation	Annual Board
Director Name	Position	Class*	Term End	($)**	($)(1)	($)	Retainer
Steve Komar	Former Director and Chairman of the Board	I	2017	$2,500	$14,685	$-	$17,185
Otto Guenther	Director and Chairman of the Board	III	2018	14,250	14,685	-	28,935
James Ritter	Director, Chairman of the Compensation and Corporate Governance and Nominating Committees	III	2018	14,250	14,685	-	28,935
George Norwood	Director	III	2018	14,250	14,685	-	28,935
Morton Taubman	Director, Audit Committee Chairman	I	2019	14,250	14,685	-	28,935
Alan Howe	Director	II	2020	5,000	14,955	-	19,955
Philip Richter	Director	II	2020	5,000	14,955	-	19,955

				$69,500	$103,335	$-	$172,835

(1) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

In December 2017, the Compensation Committee of the Board of Directors authorized a board member compensation study to evaluate whether the current annual retainer reflects market compensation for directors of similar organizations. In order to attract and retain qualified directors the Compensation Committee of the Board of Directors recommended and the full Board of Directors approved an increase in the annual retainer per board member to $20,000 in cash and $50,000 in restricted stock that vests at the annual meeting of stockholders in 2018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2017, all such Forms 3 and Forms 4 were filed on a timely basis except for one late Form 4 filed by Steve Komar reporting the withholding of shares for tax purposes.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2017 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2017. The NEOs are identified below in the table titled “Summary Compensation Table.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation take before or after 2017 when we believe it enhances the understanding of our executive compensation program.

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

It is our Chief Executive Officer’s (CEO) responsibility to provide recommendations to the Compensation Committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the Chief Executive Officer nor any other members of management is present during executive sessions of the Compensation Committee. The Chief Executive Officer is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program.

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

Base Salary. We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. The fiscal 2017 salaries of our named executive officers and the percentage increase from the fiscal 2016 base salaries, are as follows:

Name	Fiscal 2017 Base Salary	Percentage Increase Over Fiscal 2016 Base Salary

Jin Kang	$265,000	n/a
Jason Holloway	$265,000	n/a
Kito Mussa	$180,000	n/a

The fiscal 2018 base salaries for our current NEOs are set forth below:

Name	Fiscal 2018 Base Salary	Percentage Increase Over Fiscal 2017 Base Salary

Jin Kang	$300,000	13%
Jason Holloway	$265,000	0%
Kito Mussa	$200,000	11%

Annual Cash Based Bonus Opportunity. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, operating income, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. The amount of the annual discretionary cash based bonus award is based on individual performance assessments along with the financial performance of the Company. In 2017, the annual cash based bonus opportunity is for up to 50% of a NEOs base salary. In 2017, none of our NEOs earned a bonus because due to our net operating losses. In 2018, each of our NEOs have a target bonus of 50% of base salary with the opportunity to earn a cash bonus of up to 100% of their base annual salary if they achieve certain financial targets of cash flows, revenue and adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA).

Equity Awards. The Company has used equity grants and awards linked to accelerated vesting goals to reinforce the alignment of interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our Common Stock, which, in turn, is indirectly attributable to the performance of our executive officers. The following summarizes the types of equity awards given to our NEOs that were in effect during fiscal 2017:

Restricted Stock Equity Awards (RSA). The following summarizes RSA vesting activity RSAs that were awarded:

▪	In January 2017, Mr. Nyweide was appointed CEO and awarded 300,000 shares of restricted common stock subject to vesting conditions. In June 2017, Mr. Nyweide was immediately vested in 150,000 of his 300,000 RSA award upon acceptance of his resignation from the Company and the remaining RSAs were terminated.

▪	In January 2018, we awarded Mr. Kang, Mr. Holloway and Mr. Mussa 100,000 shares, 50,000 shares and 50,000 shares of restricted common stock, respectively, subject to performance vesting conditions, including the achievement of certain financial targets of cash flows, revenue and adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA).

Stock Option Equity Awards. The following summarizes RSA awards during 2016, 2017 and 2018 to our NEOs:

•	In January 2017, Mr. Nyweide was appointed CEO and awarded 600,000 shares of common stock vesting pro-rata over a three year period (subject to acceleration if certain performance goals were met). The options were forfeited in connection with Mr. Nyweide’s resignation.

•	In connection with his appointment as our Chief Executive Officer, Mr. Kang was awarded 750,000 stock options in September 2017 that vest 100% in September 2021 (subject to continued employment with the Company) provided that the options may vest earlier as followings:

o	250,000 stock options may vest upon achievement of three consecutive quarters of positive EBITDA;
o	250,000 stock options may vest upon achievement of 30% revenue growth in 2018 (excluding certain pass-through carrier services revenue sources) from 2017; and
o	250,000 stock options may vest upon realizing positive cash flow during any 12 consecutive months.

•	In September 2017, Mr. Mussa had 25,000 stock options repriced at $0.55 per share.

Acceleration of Equity Awards. The acceleration of equity awards are tied generally to company specific performance measures including but not limited to revenue, Adjusted EBITDA and other triggers that are deemed to have a significant impact on the financial performance goals of the Company.

We believe these cash and equity-based award opportunities reinforce the alignment of interests of our NEOs with those of our stockholders as they indirectly influence the performance of the Company’s common stock. We believe the compensation model described above for our NEOs motivates our NEOs to expand their expertise and expand the effectiveness of the Company’s staff allowing for greater organization efficiencies while improving Company performance, which drives short-term, medium-term, and long-term organizational improvement and ultimately value for the stockholders in the form of better financial and common stock performance.

Retirement and Other Benefits. We are strongly committed to encouraging all employees to save for retirement. To provide employees with the opportunity to save for retirement on a tax-deferred basis, we sponsor a defined contribution 401(k) savings plan. We also provide health, dental, vision, short term disability insurance and basic life insurance to our NEOs on the same basis offered to all of our employees.

Severance Arrangements with Former Executive Officers.

Jeffrey O. Nyweide. On January 6, 2017, we appointed Jeffrey O. Nyweide as our Chief Executive Officer and President to replace Steve Komar due to his retirement. In consideration of Mr. Nyweide’s appointment, he entered into a three year employment agreement providing the following: (i) an annual base salary of $300,000 (increasing $25,000 annually); (ii) an annual bonus opportunity equal to 50% of the base salary based on our achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock); (iii) a stock option grant covering 600,000 shares of common stock vesting pro-rata over a three year period (subject to acceleration if certain performance goals are met); (iv) a restricted stock grant of 300,000 shares of common stock vesting only if certain performance goals are met, (v) participation in the Company’s employee benefit plans and (vi) four (4) weeks of vacation. Mr. Nyweide’s compensation was determined by our Compensation Committee through negotiations with Mr. Nyweide and through considering our financial condition and the compensation arrangements of similarly situated executives. On June 30, 2017, the Board of Directors of the Company accepted Mr. Nyweide’s resignation for family reasons. In connection with his resignation, Mr. Nyweide received a severance payment of $187,500, the automatic vesting of 150,000 shares of restricted stock, COBRA coverage for twelve months and forfeited the remainder of his restricted stock and stock options.

James T. McCubbin. On October 10, 2017, the Board of Directors of the Company accepted the resignation of James T. McCubbin as the Company’s Executive Vice President and Chief Financial Officer as a result of Mr. McCubbin’s desire to pursue other professional opportunities after successfully assisting the Company for the past 20 years, with Mr. McCubbin’s resignation from the Company being, effective October 31, 2017. Mr. McCubbin has served as an employee of the Company since November 1997 and as a member of the Company’s Board of Directors from November 1998 until June 2016. Mr. McCubbin remains available to serve as a consultant to the Company on an as-needed basis. In connection with his resignation, Mr. McCubbin received a severance consisting of the continued payment of his salary for one year, the automatic vesting of 125,000 shares of restricted stock and COBRA coverage for twelve months.

Summary NEO Compensation Table

The following table summarizes the compensation paid by us in each of the last two recently completed fiscal years for our NEOs:

Name and Principal Position	Year	Base Salary (1)	Bonuses	Option Awards (2)		Restricted Stock Awards (2)		Other Compensation		Total Compensation

Jin Kang	2017	$259,607	$-	$298,575	(3)	$-		$-		$558,182
Chief Executive Officer, President and Director	2016	$259,607	$-			$-		$-		$259,607

Jason Holloway	2017	$207,920	$-			$-		$-		$207,920
Executive Vice President, Chief Sales and Marketing and Chief Executive Officer and President of WidePoint Cybersecurity Solutions Corporation	2016	$120,125	$-	$202,450	(4)	$-		$-		$322,575

Kito Mussa	2017	$180,000	$-	$8,407	(5)	$-		$-		$188,407
Executive Vice President and Chief Financial Officer	2016	$150,000	$-	$40,120	(5)	$-		$-		$190,120

Jeff Nyweide	2017	$228,907	$-	$324,660	(6)	$246,000	(7)	$193,136	(8)	$992,703
Former Chief Executive Officer and Director	2016	$-	$-	$-		$-		$-		$-

James McCubbin	2017	$265,000	$-	$-		$-		$8,859	(9)	$273,859
Former Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director	2016	$258,611	$-	$-		$-		$7,200	(9)	$265,811

(1) Amount represents actual base salary paid to executive.

(2) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

(3) During fiscal 2017 Mr. Kang was granted an equity award of 750,000 options as described above.

(4) During fiscal 2016 Mr. Holloway was granted an equity award of 500,000 options on April 22, 2016.

(5) During fiscal 2017 Mr. Mussa was granted an equity award of 25,000 options on September 19, 2017. During fiscal 2016 Mr. Mussa was granted an equity award of 100,000 options.

(6) During fiscal year 2017 Mr. Nyweide was granted an equity award of 600,000 options, which were forfeited in connection with his resignation.

(7) During fiscal year 2017 Mr. Nyweide was granted a restricted stock award of 300,000 shares, 150,000 of which were forfeited in connection with his resignation.

(8) In connection with Mr. Nyweide’s severance agreement he was paid a one-time payment of $187,500 and received company paid healthcare benefits totaling $5,636.

(9) During fiscal 2017 Mr. McCubbin was paid a home office and phone allowance of $6,000 and in connection with Mr. McCubbin’s severance agreement he received company paid benefits totaling $2,858. During fiscal 2016, Mr. McCubbin was paid a monthly combined home office and phone allowance of $600.

Grant of Plan Based Awards

During the year ended December 31, 2017, NEOs were granted equity awards as summarized below:

Name	Grant Date	Date of Committee Action	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Option Awards (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Jeff Nyweide, Former President	1/17/2017	1/17/2017	–	600,000	$0.57	$324,660
and Chief Executive Officer	1/17/2017	1/17/2017	300,000	–	–	$246,000

Jin Kang, President and Chief Executive Officer	9/7/2017	9/7/2017	–	750,000	$0.65	$298,575

Kito Mussa, Executive Vice President and Chief Financial Officer	9/19/2017	9/19/2017	–	25,000	$0.55	$8,407

			300,000	1,375,000		$877,642

(1) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included herein.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information on outstanding equity awards held by NEOs at December 31, 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date	Option Expiration Date

Jin Kang, Chief Executive Officer	170,000	-	$0.57	3/21/2013	3/20/2018(1)
	25,000	-	$1.38	5/8/2015	5/8/2020(1)
	-	750,000	$0.65	9/7/2017	9/27/2022(2)

Jason Holloway Executive Vice President, Chief Sales and Marketing and Chief Executive Officer and President of WidePoint Cybersecurity Solutions Corporation		250,000	$0.46	4/26/2016	4/26/2021(3)

Kito Mussa, Executive Vice President and	50,000	-	$0.46	1/30/2013	1/30/2020(1)
Chief Financial Officer	50,000	50,000	$0.68	4/22/2016	4/22/2021(4)
	8,333	16,667	$0.55	9/19/2017	9/19/2022(5)

(1) All options are fully vested.

(2) All options vest on September 27, 2021 provided that executive is employed by the Company. Options are subject to accelerated vesting of 250,000 options for each financial performance condition met. Acceleration provisions will be considered achieved when executive: i) achieves three consecutive quarters of positive adjusted earnings before interest, taxes, depreciation and amortization; ii) 30 percent revenue growth excluding carrier services; or iii) positive cash flow for 12 successive months.

(3) All options vest on April 27, 2019 provided that executive is employed by the Company. Option acceleration provisions are no longer applicable as the acceleration period has expired without performance measures being achieved.

(4) All options vest on April 22, 2018.

(5) All options vest one-third per year over a term of three years.

Option Exercises and Stock Vested for Fiscal 2017

The following table sets forth information about the exercise of options by our NEOs and the vesting of their restricted stock awards in fiscal 2017.

	Option Awards		Restricted Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value	Acquired		Value
	on	Realized on	on		Realized on
	Exercise	Exercise	Vesting		Exercise
Name	(#)	($)	(#)		($)(1)
Jeffrey O. Nyweide	-	-	150,000	(2)	$69,000
Former Chief Executive Officer

James T. McCubbin	-	-	125,000	(3)	$66,250
Former Executive Vice President, Chief Financial Officer, Secretary and Treasurer

(1)	The amounts in this column have been computed based on the closing price of our common stock on the vesting date.
(2)	Mr. Nyweide received less than 150,000 shares because he elected to have 47,475 of such shares withheld in satisfaction of the corresponding tax liability of approximately $21,800. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Consolidated Statements of Cash Flows.
(3)	Mr. McCubbin received less than 125,000 shares because he elected to have 40,250 of such shares withheld in satisfaction of the corresponding tax liability of approximately $21,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Consolidated Statements of Cash Flows.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company. Information regarding the severance payments to Jeffrey Nyweide and James McCubbin is set forth above.

Mr. Kang. On December 20, 2017, we entered into an employment agreement with Mr. Kang for a three year employment agreement, effective January 1, 2018, providing the following: (i) an annual base salary of $300,000 (increasing $25,000 annually); (ii) an annual target bonus opportunity equal to 50% of the base salary (with a maximum of 100% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company); (iii) a restricted stock grant of 100,000 shares of common stock effective January 2, 2018 vesting only if certain performance goals are met, (iv) participation in the Company’s employee benefit plans and (v) four (4) weeks of vacation. The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as described below) or his voluntary resignation for a Good Reason (as described in below), Mr. Kang will receive severance compensation payable in a lump-sum of cash equal six (6) month’s base salary (increasing to twelve (12) months of base salary if terminated after the first year) and a pro rata bonus amount. The employment agreement further provides that if within 90 days prior to or two years after a change in control of the Company there occurs any termination of Mr. Kang for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Kang a one-time severance payment equal twelve (12) months base salary and a pro rata bonus.

Mr. Holloway. On December 20, 2017, we entered into an employment agreement with Mr. Holloway. The employment agreement for Mr. Holloway is the same as Mr. Kang’s, except that it provides for: (i) an annual base salary of $265,000; (ii) a restricted stock grant of 50,000 shares of common stock effective January 2, 2018 vesting only if certain performance goals are met and (iii) the severance compensation payable upon termination without Cause or For Good Reason is equal six (6) month’s base salary (increasing to twelve (12) months of base salary if terminated after the first year).

Mr. Mussa. On December 29, 2017, we entered into an employment agreement with Mr. Mussa. The employment agreement for Mr. Mussa is the same as Mr. Kang’s, except that it provides for: (i) an annual base salary of $200,000 (increasing $15,000 annually); (ii) a restricted stock grant of 50,000 shares of common stock effective January 2, 2018 vesting only if certain performance goals are met, (iv) participation in the Company’s employee benefit plans and (iii) the severance compensation payable upon termination without Cause or For Good Reason is equal six (6) month’s base salary (increasing to twelve (12) months of base salary if terminated after the first year).

A termination of an executive’s employment by the Company shall be deemed for “Cause” if, and only if, it is based upon the following: (i) executive's failure, neglect or refusal to perform executive’s material duties (in each instance, other than any such failure resulting from incapacity due to physical or mental illness); (ii) executive's failure to comply with any valid, material and legal directive of the Board of Directors; (iii) executive's engagement in dishonesty, illegal or disloyal conduct, or willful or grossly negligent misconduct, which is, in each case, injurious to the interests, reputation or business of the Company or its Affiliates as determined by the Compensation Committee of the Board of Directors; (iv) executive's embezzlement, misappropriation, or fraud, whether or not related to the Executive's employment with the Company; (v) executive's conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude; (vi) any material failure by executive to comply with the Company's written policies or rules, as they may be in effect from time to time during the employment term; or (vii) executive's material breach of any material obligation under the agreement or any other written agreement between executive and the Company.

A resignation by executive shall not be deemed to be voluntary and shall be deemed to be a resignation with “Good Reason” if it is based upon (i) a material diminution in executive’s title, duties, responsibilities, authority or salary; (ii) a material reduction in bonus target or benefits; (iii) a direction by the Board of Directors that executive report to any person or group other than the Board of Directors; (iv) a requirement that the executive relocate; or (v) the Company’s material breach of the agreement.

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

Alan Howe

Philip Richter

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Executive Officers

In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 83,031,595 shares outstanding as of March 21, 2018. The mailing address for each of our directors, director nominees and officers is 7926 Jones Branch Drive, Suite 520, McLean, Virginia 22102.

The following tables set forth the number of shares of our common stock beneficially owned as of March 21, 2018 by each director, director nominee, executive officer and beneficial owner of more than 5% of the outstanding shares of the common stock:

	Direct	Indirectly	Stock	Number of	Percent of
Directors, Nominees	Common	Owned Common	Options	Shares of	Common Stock
and Executive Officers	Stock Owned	Stock Owned	Exercisable (1)	Common Stock (1)	Outstanding (1)

Otto Guenther (2)(7)	60,000	-	50,000	110,000	*
Morton Taubman (2)	-	-	50,000	50,000	*
Philip Richter (2)	71,300	-	50,000	121,300	*
Alan Howe (2)	-	-	50,000	50,000	*
George Norwood (2)	10,000	-	50,000	60,000	*
James Ritter (3)	65,500	-	75,000	140,500	*
Jin Kang (4)	2,930,344	-	195,000	3,125,344	4%
Jason Holloway (5)	851,000	-	-	851,000	*
Kito Mussa (6)	15,000	-	108,333	123,333	*

All directors and officers as a group (9 persons) (8)	4,003,144	-	628,333	4,631,477	5%

*Indicates ownership percentage is less than 1.0%.

(1) Assumes in the case of each shareholder listed above that all options held by such shareholder that are exercisable currently or within 60 days of March 21, 2018 were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2) Includes 50,000 earned and exercisable options to purchase shares from the Company at a price $0.44 per share through June 23, 2022, pursuant to a stock option granted on June 23, 2017. Excludes 106,383 shares of restricted stock vesting at the 2018 Annual Meeting of Stockholders.

(3) Includes (i) 25,000 earned and exercisable options to purchase shares from the Company at a price of $0.54 per share through May 11, 2019, pursuant to a stock option granted on May 11, 2009 and ii) 50,000 earned and exercisable options to purchase shares from the Company at a price of $0.44 per share through June 23, 2022, pursuant to a stock option granted on June 23, 2017. Excludes 106,383 shares of restricted stock vesting at the 2018 Annual Meeting of Stockholders.

(4) Includes (i) 170,000 earned and exercisable options to purchase shares from the Company at a price of $0.76 per share until March 20, 2018, pursuant to a stock option granted on March 20, 2013, and (iii) 25,000 earned and exercisable options to purchase shares from the Company at a price of $1.38 per share until May 8, 2020, pursuant to a stock option granted on May 8, 2015. Excludes 750,000 unvested options to purchase shares from the Company at a price of $0.65 per share until September 27, 2022, pursuant to a stock option granted on September 27, 2017. Excludes 100,000 shares of unvested restricted stock.

(5) Excludes (i) 500,000 unearned and unexercisable options to purchase shares from the Company at a price of $0.70 per share until April 27, 2019, pursuant to a stock option granted on April 26, 2016. Excludes 50,000 shares of unvested restricted stock.

(6) Includes (i) 50,000 earned and exercisable options to purchase shares from the Company at a price of $0.46 per share until January 31, 2020, pursuant to a stock option granted on January 31, 2015, (ii) 50,000 earned and exercisable options to purchase shares from the Company at a price of $0.68 per share until April 22, 2021, pursuant to a stock option grant of 100,000 options awarded on April 22, 2016, and (iii) 8,333 earned and exercisable options to purchase shares from the Company at a price of $0.55 per share until September 19, 2022, pursuant to a stock option grant of 25,000 options awarded on September 19, 2017. Excludes 50,000 shares of unvested restricted stock.

(7) Excludes an additional 42,553 shares of restricted stock granted to the Chairman of the Board that vest at the 2018 Annual Meeting of Stockholders.

(8) Includes the shares referred to as included in notes (2) through (7) above.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

The following table sets forth beneficial owners of more than 5% based on 83,031,595 outstanding shares of Common Stock as of March 21, 2018:

	Number of	Percent of
	Shares of	Common Stock
Names and Complete Mailing Address	Common Stock	Outstanding

Nokomis Capital, L.L.C., and Brett Hendrickson 2305 Cedar Springs Rd., Suite 420 Dallas, Texas 75201	12,774,251	15.4	%(1)

(1) Based on information provided in Amendment No. 2 Schedule 13D filed on July 24, 2017, Nokomis Capital, L.L.C. is a Texas limited liability company and Mr. Brett Hendrickson is the principal of Nokomis Capital, L.L.C. The Schedule 13D relates to shares purchased by Nokomis Capital through the accounts of certain private funds and managed accounts (collectively, the “Nokomis Accounts”). Nokomis Capital serves as the investment adviser to the Nokomis Accounts and may direct the vote and dispose of the shares held by the Nokomis Accounts. As the principal of Nokomis Capital, Mr. Hendrickson may direct the vote and disposition of the shares held by the Nokomis Accounts. Pursuant to Rule 16a-1, both Nokomis Capital and Mr. Hendrickson disclaim such beneficial ownership.

On July 20, 2017, the Company entered into an appointment and standstill agreement with Nokomis Capital, L.L.C., pursuant to which, among other things, the Company agreed to immediately appoint Alan Howe and Philip Richter as Class II directors and as members of the Corporate Governance and Nominating Committee and the Compensation Committee of the Board and to nominate them for election at the Company’s 2017 Annual Meeting of Stockholders. As part of the appointment and standstill agreement, Nokomis, among other things, agreed to customary standstill commitments during the term of the agreement and to vote its shares in favor of the Board's recommendations regarding director elections and other matters to be submitted to a vote at the Annual Meeting. The term of the agreement expires on the date that is thirty days prior to the deadline related to nominations by stockholders of directors for election at the Company’s 2018 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	4,173,334	$0.60	2,484,803

Not approved by security holders	-	$0.00	-

Total	4,173,334	$0.60	2,484,803

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE American definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors—Messrs. Ritter, Guenther, Taubman, Howe, Richter and Norwood—satisfies the independence criteria (including the enhanced criteria with respect to members of the Audit Committee) set forth in the applicable NYSE American listing standards and SEC rules. Each Board Committee consists entirely of independent, non-employee directors.

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

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

Service Type	2017	2016

Audit and Quarterly Review Fees (1)	$152,400	$196,400

Audit-Related Fees (2)		2,700

Total	$152,400	$199,100

(1) Audit and quarterly review fees for the annual audit and review of financial statements included in the Company’s quarterly filings, including reimbursable expenses.

(2) Audit-Related fees for other required regulatory filings including registration consents included in the Company’s filings, including reimbursable expenses.

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

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flow for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

▪	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

2.1	Asset Purchase Agreement by and between Probaris Technologies, Inc. and WidePoint Cybersecurity Solutions Corporation (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2017.)

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 filed on June 23, 1997 (File No. 333-29833))

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.)

10.2	Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2017).

10.2.1	First Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2018).

10.3	Employment Agreement between WidePoint Corporation and Jeffrey O. Nyweide.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2017)

10.4	Employment Agreement between WidePoint Corporation and James McCubbin, dated August 13, 2010.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 16, 2010)

10.4.1	Amendment dated August 13, 2013 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, as filed on August 14, 2013)

10.4.2	Amendment dated February 18, 2014 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on February 20, 2014)

10.4.3	Amendment dated April 9, 2015 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on April 10, 2015)

10.4.4	Amendment dated January 3, 2017 to Employment Agreement between WidePoint Corporation and James McCubbin.* (Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed on January 9, 2017)

10.5	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.6	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)

10.7	Form of Restricted Stock Award Agreement under WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form S-8, as filed on March 1, 2018)

10.8	Form of Stock Option Award Agreement under WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on Form S-8, as filed on March 1, 2018)

10.9	Employment Agreement between Kito Mussa and WidePoint Corporation* (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on January 4, 2018)

10.10	Appointment and Standstill Agreement (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on July 21, 2017)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

101.	SCH+ XBRL Taxonomy Extension Schema Document

101.	CAL+ XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF+ XBRL Taxonomy Definition Linkbase Document

101.	LAB+ XBRL Taxonomy Extension Label Linkbase Document

101.	PRE+ XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 21, 2018	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date:	March 21, 2018	/s/ KITO A. MUSSA
Kito A. Mussa
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 21, 2018	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	March 21, 2018	/s/ OTTO GUENTHER
Otto Guenther
Executive Chairman of the Board

Dated:	March 21, 2018	/s/ JAMES M. RITTER
James M. Ritter
Director

Dated:	March 21, 2018	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 21, 2018	/s/ GEORGE NORWOOD
George Norwood
Director

Dated:	March 21, 2018	/s/ ALAN HOWE
Alan Howe
Director

Dated:	March 21, 2018	/s/ PHILIP RICHTER
Philip Richter
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Scottsdale, Arizona
March 21, 2018

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,272,457	$9,123,498
Accounts receivable, net of allowance for doubtful accounts of $107,618 and $344,411 in 2017 and 2016, respectively	8,131,025	5,153,093
Unbilled accounts receivable	8,131,448	8,112,690
Other current assets	767,944	551,571

Total current assets	22,302,874	22,940,852

NONCURRENT ASSETS
Land and building held for sale	-	594,376
Property and equipment, net	1,318,420	736,678
Intangibles, net	3,671,506	4,298,902
Goodwill	18,555,578	18,555,578
Other long term assets	44,553	52,456

Total assets	$45,892,931	$47,178,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,266,212	$8,708,345
Accrued expenses	9,796,350	7,834,802
Deferred revenue	2,348,578	1,190,558
Current portion of long term debt	101,591	94,868
Current portion of other term obligations	203,271	176,255

Total current liabilities	19,716,002	18,004,828

NONCURRENT LIABILITIES
Mortgage debt related to assets held for sale, net of current portion	-	412,180
Long-term debt, net of current portion	232,109	-
Other term obligations, net of current portion	78,336	86,198
Deferred revenue	264,189	-
Deferred tax liability	392,229	398,985

Total liabilities	20,682,865	18,902,191

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 83,031,595 and 82,730,134 shares issued and outstanding, respectively	83,032	82,730
Additional paid-in capital	94,200,237	93,920,095
Accumulated other comprehensive loss	(122,461)	(309,369)
Accumulated deficit	(68,950,742)	(65,416,805)

Total stockholders’ equity	25,210,066	28,276,651

Total liabilities and stockholders’ equity	$45,892,931	$47,178,842

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2017	2016

REVENUES	$75,884,246	$78,420,864
COST OF REVENUES (including amortization and depreciation $1,154,901 and $1,204,858, respectively)	62,194,187	64,410,468

GROSS PROFIT	13,690,059	14,010,396

OPERATING EXPENSES
Sales and marketing	2,202,913	2,667,808
General and administrative expenses (including share-based compensation of $387,210 and $310,989, respectively)	14,392,660	14,448,270
Product development	219,141	699,013
Depreciation and amortization	338,314	358,559

Total operating expenses	17,153,028	18,173,650

LOSS FROM OPERATIONS	(3,462,969)	(4,163,254)

OTHER INCOME (EXPENSE)
Interest income	15,352	14,591
Interest expense	(52,158)	(72,231)
Other (expense) income	3,805	13,536

Total other expense	(33,001)	(44,104)

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(3,495,970)	(4,207,358)
INCOME TAX PROVISION (BENEFIT)	37,967	(73,446)

NET LOSS	$(3,533,937)	$(4,133,912)

BASIC EARNINGS PER SHARE	$(0.04)	$(0.05)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	82,911,730	82,687,789

DILUTED EARNINGS PER SHARE	$(0.04)	$(0.05)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	82,911,730	82,687,789

The accompanying notes are an integral part of these consolidated financial statements.

F-3

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	YEAR ENDED
	DECEMBER 31,
	2017	2016

NET LOSS	$(3,533,937)	$(4,133,912)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	186,908	(39,229)

Other comprehensive income (loss)	186,908	(39,229)

COMPREHENSIVE LOSS	$(3,347,029)	$(4,173,141)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid-In	Accumulated	Accumulated
	Issued	Amount	Warrants	Capital	OCI	Deficit	Total

Balance, January 1, 2016	82,520,696	$82,521	$-	$93,661,178	$(270,140)	$(61,282,893)	$32,190,666

Issuance of common stock — options exercises	-	-	-		-	-	-

Issuance of common stock — restricted	209,438	209	-	(52,072)	-	-	(51,863)

Stock compensation expense — restricted				125,623			125,623

Stock compensation expense — non-qualified stock options	-	-	-	185,366	-	-	185,366

Foreign currency translation — loss					(39,229)		(39,229)

Net loss	-	-	-	-		(4,133,912)	(4,133,912)

Balance, December 31, 2016	82,730,134	$82,730	$-	$93,920,095	$(309,369)	$(65,416,805)	$28,276,651

Issuance of common stock — options exercises	30,000	30	-	17,070	-	-	17,100

Issuance of common stock — restricted	271,461	272		(124,138)	-	-	(123,866)

Stock compensation expense — restricted				157,857			157,857

Stock compensation expense — non-qualified stock options	-	-	-	229,353	-	-	229,353

Foreign currency translation — gain					186,908		186,908

Net loss	-	-	-	-		(3,533,937)	(3,533,937)

Balance, December 31, 2017	83,031,595	$83,032	$-	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,533,937)	$(4,133,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	(1,619)	(17,937)
Depreciation expense	414,637	438,450
Provision for doubtful accounts	62,522	253,401
Amortization of intangibles	1,078,578	1,124,967
Amortization of deferred financing costs	19,304	-
Share-based compensation expense	387,210	310,989
(Gain) on sale of assets held for sale	(66,683)	-
Loss on disposal of fixed assets	179,761	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(2,766,467)	4,380,778
Inventories	(33,060)	(95,118)
Prepaid expenses and other current assets	(278,174)	27,110
Other assets	23,514	8,020
Accounts payable and accrued expenses	151,732	1,307,585
Income tax receivable (payable)	43,176	(75,539)
Deferred revenue and other liabilities	1,327,745	(817,154)

Net cash (used in) provided by operating activities	(2,991,761)	2,711,640

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(695,622)	(274,659)
Software development costs	(368,872)	(332,894)
Proceeds from sale of assets held for sale	236,451	-
Proceeds from the sale of property and equipment	55,083	1,107

Net cash used in investing activities	(772,960)	(606,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	20,339,250	18,254,362
Repayments of bank line of credit advances	(20,339,250)	(18,254,362)
Principal repayments of long term debt	(82,440)	(818,414)
Principal repayments under capital lease obligations	(79,737)	(30,990)
Debt issuance costs	(31,273)	-
Restricted stock award tax liability payment	(122,336)	(32,331)
Proceeds from exercise of stock options	17,100	-

Net cash used in financing activities	(298,686)	(881,735)

Net effect of exchange rate on cash and equivalents	212,366	(30,264)

NET (DECREASE) INCREASE IN CASH	(3,851,041)	1,193,195

CASH, beginning of period	9,123,498	7,930,303

CASH, end of period	$5,272,457	$9,123,498

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2017	2016

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,674	$67,437
Cash paid for income taxes	$8,969	$-
Cash received from income tax refund	$2,674	$20,529

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection with software asset purchase (Note 4)	$100,000	$-
Insurance policies financed by short term notes payable (Note 13)	$191,438	$177,260
Acquisition of assets under capital lease obligation (Note 8 and 13)	$391,105	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period consolidated balance sheet to conform to current period presentation. Such reclassifications had no effect on net income as previously reported.

Upon the adoption of recent accounting standards as further described below the Company made certain reclassifications to the consolidated balance sheets to comply with the standard and made similar reclassifications to conform to the current year presentation. At December 31, 2016, the Company reclassified deferred tax assets of $48,826 against non-current deferred tax liabilities of $447,811. There was no impact on the consolidated statement of operations or earnings per share as a result of adopting this standard.

Accounting Standards Update

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company’s 2018 fiscal year.

The Company evaluated the impact of this new standard and determined that the adoption of this standard will not result in a material impact on its previously reported consolidated balance sheet, statement of operations and statement of cash flows for the comparative period. The Company expects its reported revenue and related revenue recognition policies to remain substantially unchanged. Beginning with the quarter ending March 31, 2018, the Company’s consolidated financial statements will reflect the adoption of the standard using the modified retrospective method.

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

Accounting Standards Codification 718 “Compensation-Stock Compensation.” In March 2016, ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” was issued. This ASU provides for areas of simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this ASU in the three months ended March 31, 2017, and the Company did not recognize any adjustments due to the fact that the Company had a tax-effected full valuation allowance of approximately $9.3 million applied against its U.S. based deferred tax assets, of which approximately $352,200 was applied against unrealized stock option benefits. In the event the Company generates sufficient taxable income to utilize its deferred tax assets the Company may be required to recognize up to $352,200 in deferred tax assets relating to unrealized stock option benefits. The Company estimates forfeiture rates and adjusts such rates when appropriate.

Accounting Standards Codification 230 “Statement of Cash Flows.” In August 2016, ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” was issued. This ASU provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice for those issues. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company early adopted this ASU during the year ended December 31, 2017. The adoption of this accounting standard did not have a material effect on the Company’s consolidated statements of cash flows presented herein.

Accounting Standards under Evaluation

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company has two leasing agreements in its current portfolio of leases that could have a material impact on reported assets and liabilities and presentation of cash flows.

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

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s Consolidated Statements of Operations, depending on the nature of the activity. See Note 18 for additional information.

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

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

Going Concern Evaluation

The Company has performed an annual assessment of its ability to continue as a going concern as required under ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”) and concluded no additional disclosures are required.

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2017 and 2016, the Company had deposits in excess of FDIC limits of approximately $3,786,300 and $7,488,900, respectively. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2017 and 2016, the Company had foreign bank deposits in excess of insured limits of approximately $956,500 and $889,800, respectively.

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

Inventories

Inventories consist of mobile devices and accessories and cybersecurity hardware components that will be used in custom identity management technology solutions and certain software licenses available for resale. Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the year ended December 31, 2017, there were no inventory write-downs. For the year ended December 31, 2016, there were no inventory write-downs.

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

Estimated
Useful Life

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2017 and 2016, the Company’s management has not identified any material impairment of its property and equipment.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350 “Intangibles”. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test, and between annual tests if indicators of potential impairment exist.

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

Revenue from Contracts with Customers

Revenue Recognition

We generate revenues by providing services over a period of time. The majority of our revenue transactions are performed and completed on a monthly basis without any significant undelivered services. Our customer contracts contain standard business terms and conditions that include the period of performance, the contract service obligations, the transaction price for each service and how we expect to be paid for our services. As a result, we separately review new contracts with customers and modifications to existing contracts to evaluate (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among the deliverables; (3) when to recognize revenue on the deliverables; and (4) whether all elements of the arrangement have been delivered. Our revenue recognition policy also requires an assessment as to whether collection is reasonably assured, which requires us to evaluate the creditworthiness of our customers.

The Company earns revenues from services as described below:

Telecom Lifecycle Services. The Company earns revenues from its managed services under firm fixed price contracts that include multiple deliverables. Revenue is accrued each month services are delivered and the amount accrued is based on what the Company expects will be ultimately invoiced. Differences between estimated revenues and actual billed revenues are adjusted in the period billings are prepared and such differences have not historically been material. Revenue and billings the end customer is determined by multiplying the contractual fixed price times the base output which may be based on the number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued and/or billable hours. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. Managed services are not interdependent and there are no undelivered elements in these arrangements.

Identity Management: The Company issues its proprietary PKI identity credentialing software certificates to individuals or as an enterprise solution under which the customer issues the individual certificates. Certificates issued have a fixed life and cannot be modified or reissued. For any certificate products that we issue to individuals there are nominal post contract services to maintain issued certificate keys and infrastructure required to enable the credential to operate for the fixed term. For any certificates sold that are issued by an enterprise customer and/or Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional deliverables. Revenue from this services does not require significant accounting estimates. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. This service is broadly classified as a managed service.

Telecom Bill Presentation and Analytics: The Company offers software under a perpetual and term license. Revenue from software licenses which are sold as a perpetual license and which do not involve the significant production, modification or customization of the software are recognized when the software is delivered. Where an arrangement to deliver software involves significant production, modification or customization, the software revenue is not recognized until such time as the software has been accepted by the client. Revenue from software licenses which are sold as term licenses, which do not involve the significant production, modification or customization of the software are recognized evenly over the license term once the software has been delivered. Where an arrangement to deliver software involves significant production, modification or customization, software sold as a term license is recognized ratably over the license term from the date the software is accepted by the client. Implementation fees are recognized over the term of the agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue from this services does not require significant accounting estimates.

Multiple Element Arrangements

The Company enters into arrangements with multiple elements. In order to treat multiple element arrangements as separate units of accounting, the deliverables must have stand-alone value upon delivery. If the deliverables have stand-alone value upon delivery, the Company accounts for each deliverable separately. The transaction price is allocated to the identified separate units based on the standalone selling price for that service solution and we reduce the transaction price for any discounts given to that customer.

Contract Prepayments

Contract prepayments arise when customers pay for services in before our contractual obligation to perform the service is completed. Certain federal and state governments and their agencies may prepay for services and/or reselling transactions in advance. These advance payments are recorded as deferred revenue and recognized as services are performed and/or devices delivered. Amounts recorded as deferred revenue are released as the monthly services are completed.

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

For the years ended December 31, 2017 and 2016, the Company incurred product development costs of approximately $219,100 and $699,000, respectively. See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock. The number of incremental shares from assumed conversions of stock options and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method. See Note 17 to the consolidated financial statements for computation of EPS.

Employee Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under provisions of ASC 718-10. The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award using a Black-Scholes option-pricing model, net of expected forfeitures. Those costs are recognized ratably over the vesting period. Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term ranging from 3 to 10 years. See Note 16 to the consolidated financial statements for additional information about stock based compensation programs.

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

	DECEMBER 31,
	2017	2016

Land	$-	$139,656
Building	-	537,398

Total Land and building held for sale, at cost	$-	$677,054
Less: Accumulated depreciation	-	(82,678)

Land and building held for sale, net	$-	$594,376

Long-term debt	$-	$412,180

4.	Fair Value Measurements

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

Contingent Consideration

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. Also under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renews its license agreement in 2018. At December 31, 2017, the Company estimated the fair value of contingent consideration at $100,000 as it believes the government customer renewal is probable based on the current contract renewal stage. The following table outlines changes in the fair value of contingent consideration for the periods presented below:

	YEAR ENDED
	DECEMBER 31,
	2017	2016

Balance, beginning of period	$—	$—

Total additions for the period:	—	—

Fair value of Probaris ID™ contingent obligation	100,000	—

Balance, end of period	$100,000	$—

Contingent consideration is recorded within “accrued expenses” on the consolidated balance sheets.

5.	Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,
	2017	2016

Government (1)	$6,055,397	$3,178,362
Commercial (2)	2,183,246	2,319,142
Gross accounts receivable	8,238,643	5,497,504
Less: allowances for doubtful accounts (3)	107,618	344,411

Accounts receivable, net	$8,131,025	$5,153,093

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customer.

(2) Commercial contracts are generally fixed price arrangements with contract terms ranging from two (2) to three (3) years. Commercial accounts receivables are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. Commercial receivables are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.

(3) During the years ended December 31, 2017 and 2016, the Company recorded provisions for bad debt expense related to commercial customers totaling approximately $62,500 and $274,000, respectively. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Customs Boarder Patrol	12%	11%
U.S. Immigration and Customs Enforcement	13%	17%
U.S. Federal Air Marshall Service	10%	—

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Revenues	Revenues

U.S. Immigration and Customs Enforcement	17%	16%
U.S. Customs Boarder Patrol	11%	10%
U.S. Transportation Safety Administration	—	12%

6.	Unbilled Accounts Receivable and Significant Concentrations

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

	DECEMBER 31,
	2017	2016

Government	$7,872,675	$7,833,828
Commercial	258,773	278,862

Unbilled accounts receivable	$8,131,448	$8,112,690

Significant Concentrations

Customers representing ten percent or more of consolidated unbilled accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2017	2016
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Department of Homeland Security HQ	11%	18%
U.S. Immigration and Customs Enforcement	27%	13%
U.S. Transportation Safety Administration	12%	—

7.	Other Current Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,
	2017	2016

Inventories	$157,058	$123,287
Prepaid rent, insurance and other assets	610,886	$385,388
Income tax receivable	-	42,896

Other current assets	$767,944	$551,571

8.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,
	2017	2016

Computer hardware and software	$1,943,180	$1,214,052
Furniture and fixtures	296,316	211,376
Leasehold improvements	260,748	486,467
Automobile	188,238	216,880
Gross property and equipment	2,688,482	2,128,775
Less: accumulated depreciation and amortization	1,370,062	1,392,097

Property and equipment, net	$1,318,420	$736,678

Land and building held for sale, net	$-	$594,376

During the year ended December 31, 2017 and 2016, the Company purchased for cash property and equipment totaling approximately $695,600 and $274,700, respectively.

During the year ended December 31, 2017, the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a loss on disposal of approximately $176,700 as a result of the move.

During the year ended December 31, 2017 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $398,600 and building and leasehold improvements with a net book value of approximately $176,700. During the year ended December 31, 2016 there were material disposals of fully depreciated owned property and equipment of approximately $309,100.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2017 and 2016.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	DECEMBER 31,
	2017	2016

Automobiles	$100,882	$63,498
Computer hardware and software	290,223	-
Gross leased property and equipment	$391,105	$63,498
Less: accumulated amortization	20,890	36,823

Capital lease assets, net	$370,215	$26,675

During the year ended December 31, 2017, the Company recorded capital lease assets and related obligations of approximately $391,100, of which approximately $93,300 relates to two automobiles under capital lease arrangements and the remainder relates to computer hardware and software for our internal client facing infrastructure. During the year ended December 31, 2016 there were no new capital leases recorded.

During the year ended December 31, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100. During the year ended December 31, 2016 there were material disposals of fully amortized leased equipment of approximately $309,100.

Property and equipment depreciation expense (including amortization of capital lease property) was approximately as follows for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

Property and equipment depreciation expense	$414,600	$438,500

Capital lease amortization (included in
property and equipment depreciation expense)	$13,800	$10,900

9.	Intangible Assets

The Company’s intangible assets are comprised of purchased intangibles consisting of customer relationships, channel relationships, telecommunications software, trade names and trademarks and non-compete agreements. Intangible assets acquired in connection with a business combination are valued at fair value and amortized on a straight-line basis over the expected useful life which may range from three (3) to ten (10) years or more depending on the intangible asset characteristics.

The Company’s intangible assets also include internally developed software used in the sales and delivery of its information technology service offerings. The Company capitalizes certain internal costs related to software development to deliver its information technology services including but not limited to its Intelligent Telecommunications Management System (ITMS™), Public Key Infrastructure (PKI) and Optimiser Telecom Data Intelligence (TDI™) applications. Significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized based on units sold, or on a straight-line basis generally over the expected functional life which may range from two (2) to five (5) years.

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2017
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,485,000)	$495,000	8
Channel Relationships	2,628,080	(642,420)	1,985,660	5
Internally Developed Software	3,181,794	(2,246,650)	935,144	3
Cybersecurity Authority to Operate	444,662	(408,427)	36,235	3
Trade Name and Trademarks	290,472	(71,005)	219,467	5

	$8,525,008	$(4,853,502)	$3,671,506

	DECEMBER 31, 2016
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,237,500)	$742,500	8
Channel Relationships	2,628,080	(467,215)	2,160,865	5
Internally Developed Software	2,796,756	(1,811,984)	984,772	3
Cybersecurity Authority to Operate	444,665	(272,732)	171,933	3
Trade Name and Trademarks	290,472	(51,640)	238,832	5

	$8,139,973	$(3,841,071)	$4,298,902

Purchased Intangibles

For the years ended December 31, 2017 and 2016, the Company did not recognize any acquisition related intangible assets.

For the year ended December 31, 2017 there were no disposals or sales of purchased intangible assets. For the year ended December 31, 2016 the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $610,000.

Internally Developed

For the year ended December 31, 2017, the Company recorded capitalized software costs related to our capitalized internally developed software costs of approximately $385,000 related to costs associated with our next generation TDI™ application.

During the year ended December 31, 2016 the Company initially capitalized approximately $441,000 of software development costs associated with its certificate-on-device solution set during the second and third quarter of 2016. During the fourth quarter of 2016, the Company wrote off all amounts capitalized due to loss of a key integrator for this solution.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 6.6 years and 2.6 years, respectively, at December 31, 2017.

The following table summarizes reflects estimated future amortization by purchased intangible asset type for fiscal years ending December 31:

	2018	2019	2020	2021	2022	Thereafter	Total

Customer Relationships	$247,500	$247,500	$-	$-	$-	$-	$495,000
Channel Relationships	175,200	175,200	175,200	175,200	175,200	1,109,660	1,985,660
Internally Developed Software	269,500	269,500	219,700	73,600	73,600	29,244	935,144
Cybersecurity Authority to Operate	36,200	-	-	-	-	35	36,235
Trade Name and Trademarks	19,400	19,400	19,400	19,400	19,400	122,467	219,467

	$747,800	$711,600	$414,300	$268,200	$268,200	$1,261,406	$3,671,506

The aggregate amortization expense recorded was approximately $1,078,600 and $1,125,000 for the years ended December 31, 2017 and 2016, respectively.

10.	Goodwill

There were no changes in goodwill during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, goodwill was not impaired and there were no accumulated impairment losses.

11.	Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,
	2017	2016

Carrier service costs	$7,339,150	$5,514,978
Salaries and payroll taxes	1,259,331	1,374,835
Inventory purchases, consultants and other costs	762,770	986,013
Severance costs	328,109	-
U.S. income tax payable (receivable)	8,850	(42,896)
Foreign income tax payable	(1,860)	1,872
Contingent consideration (Note 4)	100,000	-

Accrued expenses	$9,796,350	$7,834,802

12.	Line of Credit

Commercial Loan Agreement Facility

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”), which was modified effective February 19, 2018. The Loan Agreement provides for a $5.0 million working capital revolving line of credit through April 30, 2018 and replaces the Company’s prior credit facility with Cardinal Bank.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The interest rate for the working capital line of credit is the Wall Street Journal prime rate plus 1.25%. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States.

The Loan Agreement requires that the Company (i) maintain a minimum adjusted tangible net worth of at least $2.0 million for each quarter and (ii) maintain a current ratio of 1.10:1 tested quarterly.

Under the previous credit facility with Cardinal Bank the Company was advanced and repaid approximately $3.3 million during the year ended December 31, 2017. Under the current credit facility with Access National Bank the Company was advanced and repaid approximately $20.3 million and $20.3 million, respectively during the year ended December 31, 2017.

As of December 31, 2017, the Company was eligible to borrow up to $4.5 million under the borrowing base formula.

13.	Long Term Debt and Other Term Obligations

Long term debt and other obligations consisted of the following as of the periods presented below:

	DECEMBER 31, 2017			DECEMBER 31, 2016
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total

Mortgage Debt (Assets Held for Sale) (1)	$-	$-	$-	$20,187	$412,180	$432,367
Bank Term Note (2)	-	-	-	74,681	-	74,681
Capital Lease Obligations (3)	101,591	232,109	333,700	4,097	-	4,097
Total Long Term Debt	$101,591	$232,109	$333,700	$98,965	$412,180	$511,145

Deferred Rent Liability (4)	70,021	78,336	148,357	40,397	86,198	126,595
Short term installment borrowings (5)	133,250	-	133,250	131,761	-	131,761
Total Other Term Obligations	$203,271	$78,336	$281,607	$172,158	$86,198	$258,356

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

(3) As more fully described in Note 8, the Company entered into capital leases to acquire computer hardware and software for its client facing infrastructure and two new automobiles that expire between 2020 and 2021.

(4) The Company has two significant long term building lease obligations that contain fixed rent escalations and rent abatements. The Company has recognized a deferred rent liability related to the difference between actual cash rent paid and rent recognized for financial reporting purposes.

(5) The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months. During the years ended December 31, 2017 and 2016, the Company financed approximately $191,400 and $177,300, respectively.

Future repayments on long-term and other obligations are as follows for fiscal years ending December 31:

	Long-Term	Other Term
	Debt	Obligations

2018	101,591	203,271
2019	108,546	12,840
2020	117,361	3,063
2021	6,202	1,251
2022	-	5,566
Thereafter	-	55,616

Total	$333,700	$281,607

The following sets forth the Company’s future minimum payment obligations under capital lease agreements for fiscal years ending December 31:

2018	$122,620
2019	122,620
2020	119,621
2021	7,908

Total principal and interest payments	372,769
Less: portion representing interest	39,069
Present value of minimum lease payments
under capital lease agreements	333,700
Less: current portion	101,591
Capital lease obligations, net of current portion	$232,109

14.	Income Taxes

Income tax provision (benefit) is as follows for the years ended:

	DECEMBER 31,
	2017	2016

Current provision (benefit)
State	$10,000	$(63,457)
Foreign	29,586	7,948
Total	39,586	(55,509)

Deferred provision (benefit)
Foreign	(1,619)	(17,937)
Total	(1,619)	(17,937)

Income tax provision (benefit)	$37,967	$(73,446)

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2017	2016

Statutory federal income tax rate	34.0%	34.0%
State, net of federal benefit	-0.3%	-0.1%
Non-Deductible Expenses	-5.4%	-0.4%
Change in valuation allowance	6.9%	-28.9%
Foreign Rate Differential	0.9%	-2.8%
Return to accrual difference true-ups	-0.6%	-0.4%
Other	3.8%	0.5%
Deferred True-Up	69.2%	0.0%
Change in federal statutory rate	-109.5%	0.0%
Combined effective tax rate	-1.0%	1.9%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$10,526,231	$10,875,880
Alternative minimum tax credit	45,650	45,650
Share-based compensation	358,360	369,231
Intangible amortization	740,685	1,106,767
Foreign depreciation	-	16,244
Depreciation	-	-
Other assets	233,447	278,247

Total deferred tax assets	11,904,373	12,692,019
Less: valuation allowance	(9,550,279)	(9,791,680)
Total deferred tax assets, net	2,354,094	2,900,339

Deferred tax liabilities:
Goodwill amortization	2,203,154	2,738,256
Depreciation	86,506	52,974
Foreign intangible amortization	447,811	447,811
Other liabilities	8,852	25,968
Foreign capitalized software costs	-	34,315

Total deferred tax liabilities	2,746,323	3,299,324

Net deferred tax liability	$(392,229)	$(398,985)

As of December 31, 2017, the Company had approximately $36.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $44.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The Tax Act was enacted on December 22, 2017, most provisions of which will take effect starting in 2018. The Tax Act makes substantial changes to U.S. taxation of corporations, including, lowering the U.S. federal corporate income tax rate from 35% to 21%, and instituting a territorial tax system, along with a one-time tax on accumulated foreign earnings. Upon enactment, the Company remeasured its deferred tax balances to reflect the new 21% U.S. federal corporate income tax rate, which resulted in a reduction of its deferred tax assets and related valuation allowance by approximately $3.8 million. The Company also recorded a provisional one-time U.S. tax on accumulated foreign earning of approximately $0.8 million, which was offset by existing net operations loss carryforward deductions available.

Given the significance of the legislation, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

The Company has not completed its accounting for the tax effects of the enactment of the Tax Act. Specifically, the amounts recorded for the U.S. tax on accumulated foreign earnings, net of foreign tax credits and the foreign withholding tax on unremitted foreign earnings, net of foreign tax credits, and the state income tax effects of these two items are provisional amounts based on the Company’s estimates. The Company expects to complete the accounting for these impacts of the Tax Act in the fourth quarter of 2018 as it finalizes its cumulative earnings and profits of its foreign subsidiaries and receives additional guidance from the IRS pertaining to the Tax Act. The impacts of additional guidance and changes in estimates related to the effects of the Tax Act, if any, will be recorded in the period the additional guidance or information is available.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2017	2016

Beginning balance	$(9,791,680)	$(8,500,622)
Decreases (increases)	241,401	(1,291,058)

Ending balance	$(9,550,279)	$(9,791,680)

The Company’s valuation allowance predominantly consisted of domestic net operating loss carryforwards and certain state net operating loss carryforwards. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management recorded a valuation allowance against all deferred tax assets. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2017, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2017 or 2016. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15.	Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that was issued has been converted into common stock and may not be reissued. Accordingly, as of December 31, 2017, there were 7,945,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2017.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2017, there were 83,031,595 shares of common stock outstanding.

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2017 were 30,000 and $17,100, respectively. See Note 16 for additional information regarding stock option plans. There were no stock option exercises during the year ended December 31, 2016.

16.	Stock Options and Award Programs

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

Restricted Stock Awards

For the year ended December 31, 2017 there were 300,000 RSAs granted as explained in the table footnotes below. There were no RSAs granted during the year ended December 31, 2016. There were no RSAs that were cancelled or expired during year ended December 31, 2016. A summary of RSA activity as of and for the years then ended are set forth below:

	2017		2016
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	250,000		500,000
Granted (+)	300,000	(1)	-
Cancelled (-)	150,000	(2)	-
Vested (-)	400,000	(2)(3)(4)	250,000	(5)
Non-vested awards outstanding, December 31,	-		250,000

Weighted-average remaining contractual life (in years)	-		1.5

Unamortized RSA compensation expense	$-		$61,700

Aggregate intrinsic value of RSAs non-vested, December 31	$-		$147,500

Aggregate intrinsic value of RSAs vested, December 31	$244,000		$185,000

(1) During the year ended December 31, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors.

(2) In connection with the resignation of Mr. Nyweide on June 30, 2017, 150,000 shares immediately vested and the remaining 150,000 were cancelled. As a result of share withholdings to satisfy tax liabilities, the Company issued 102,525 shares of the Company’s common stock to Mr. Nyweide and recognized a non-cash stock based compensation expense of approximately $94,400 in conjunction with this acceleration event. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

(3) During the year ended December 31, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar (the former Chief Executive Officer) and the Company on January 3, 2017. On January 3, 2017, the Company issued 84,186 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

(4) In connection with the resignation of Mr. McCubbin on October 31, 2017, 125,000 shares immediately vested. As a result of share withholdings to satisfy tax liabilities, the Company issued 84,750 shares of the Company’s common stock to Mr. McCubbin and recognized a non-cash stock based compensation expense of approximately $1,100 in conjunction with this acceleration event. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

(5) During the year ended December 31, 2016, 250,000 RSAs vested upon the Company reporting over $70 million in revenues in its Annual Report on Form 10-K for 2015. On March 15, 2016, the Company issued 209,438 shares of the Company’s common stock in connection with this accelerated vesting event, of which Mr. Komar received 125,000 shares and James T. McCubbin received 84,438 shares. Mr. McCubbin received less than 125,000 shares because he elected to have 40,562 of such shares withheld in satisfaction of the corresponding tax liability of approximately $32,300. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

Non-Qualified Stock Option Awards

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	YEAR ENDED DECEMBER 31, 2017				YEAR ENDED DECEMBER 31, 2016
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Stock options granted	3,090,000	350,000	75,000	3,515,000	650,000	—	—	650,000
Expected dividend yield	0%	0%	0%	0%	0%	—	—	0%
Expected volatility	68.2%-74.2%	69.6% - 70.1%	72.5%	68.2%-72.5%	70%	—	—	70%
Risk-free interest rate	1.8% - 2.1%	1.7% - 2.0%	1.7%	1.7%-2.1%	1.4%-1.7%	—	—	1.4%-1.7%
Forfeiture rate	4.6% - 6.8%	4.2% - 5.9%	6.6%	4.2%-6.8%	2.0%-3.0%	—	—	2.0%-3.0%
Expected life	5 years	7 years	3 years	3-7 years	3-5 years	—	—	3-5 years

During the year ended December 31, 2017, the Company awarded 3,515,000 stock options, of which i) 2,665,000 stock options were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, ii) 600,000 stock options were awarded to the Company’s former CEO, and iii) 250,000 stock options were awarded to the members of the Company’s board of directors.

A summary of NQSO activity as of December 31, 2017 and 2016, and changes during the years then ended are set forth below:

	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	920,000	$0.59	841,672	$0.80
Granted (+)	3,515,000	$0.36	650,000	$0.40
Cancelled (-)	860,000	$0.68	25,000	$0.72
Vested (-)	889,996	$0.36	546,672	$0.69
Non-vested balances, December 31,	2,685,004	$0.35	920,000	$0.59

F-31

	2017		2016
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	2,090,668	$0.86	1,857,668	$0.91
Granted (+)	3,515,000	$0.59	650,000	$0.70
Cancelled (-)	1,402,334	$0.97	417,000	$0.83
Exercised (-)	30,000	$0.57	-	-
Awards outstanding, December 31,	4,173,334	$0.60	2,090,668	$0.86

Awards vested and expected to vest, December 31,	3,577,089	$0.60	1,964,739	$0.87

Awards outstanding and exercisable, December 31,	1,488,330	$0.61	1,170,668	$0.82

During the year ended December 31, 2017 there were stock options of 1,402,334 that were cancelled, of which 993,334 were cancelled due to termination of employment, 225,000 were cancelled by the board of directors as part of a compensation plan change, and the remainder expired unexercised at the end of the option term. During the year ended December 31, 2016 there were stock options of 417,000 that were cancelled, of which 230,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of December 31, 2017 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The intrinsic value will change based on the fair market value of WidePoint’s stock.

The total intrinsic value of stock options exercised during the year ended December 31, 2017 was approximately $9,000.

The weighted-average remaining contractual life of the NQSOs outstanding, exercisable, and vested and expected to vest was 4.1 years, 3.9 years and 3.9 years, respectively, as of December 31, 2017.

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2017				YEAR ENDED DECEMBER 31, 2016
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Restricted stock compensation expense	$157,857	$-	$-	$157,857	$125,623	$-	$-	$125,623
Non-qualified stock compensation expense	118,964	103,335	7,054	229,353	185,366	-	-	185,366

Total share-based compensation before taxes	$276,821	$103,335	$7,054	$387,210	$310,989	$-	$-	$310,989

At December 31, 2017, the Company had approximately $613,800 of total unamortized compensation expense, net of estimated forfeitures, related to NQSOs that will be recognized over the weighted average period of 2.2 years.

17.	Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

Basic EPS Computation:
Net loss	$(3,533,937)	$(4,133,912)
Weighted average number of common shares	82,911,730	82,687,789
Basic EPS	$(0.04)	$(0.05)

Diluted EPS Computation:
Net loss	$(3,533,937)	$(4,133,912)

Weighted average number of common shares	82,911,730	82,687,789
Incremental shares from assumed conversions of stock options	-	-
Adjusted weighted average number of common shares	82,911,730	82,687,789

Diluted EPS	$(0.04)	$(0.05)

The dilutive effect of unexercised stock options and unvested restricted stock awards outstanding under the Company's stock plan excludes 4,173,334 and 2,340,668 of options from the computation of EPS for the years ended December 31, 2017 and 2016, respectively.

18.	Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

Balances, January 1	$(309,369)	$(270,140)

Net foreign currency translation gain (loss)	186,908	(39,229)

Balances, December 31	$(122,461)	$(309,369)

19.	Commitments and Contingencies

Operating Lease Commitments

The Company entered into property and equipment leasing arrangements that expire at various times between August 2019 and March 2029, with optional renewal periods. Minimum lease payments range from $1,000 to $28,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Base rent expense under these operating leases for the years ended December 31, 2017 and 2016 were approximately $877,900 and $865,500, respectively.

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

During the year ended December 31, 2017, the Company closed three offices as part of its organizational restructuring activities and did not incur any significant lease termination costs. Future minimum payments by year (excluding related party leases) required under remaining lease obligations (including lease modifications as further described in Note 21) consist of the following for fiscal years ending December 31 by geographic region:

	North
	America	Europe	Total

2018	$684,000	$218,000	$902,000
2019	630,000	195,000	825,000
2020	495,000	195,000	690,000
2021	514,000	195,000	709,000
2022	533,000	195,000	728,000
Thereafter	3,004,200	633,000	3,637,200

Total	$5,860,200	$1,631,000	$7,491,200

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

20.	Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

Carrier Services	$45,003,335	$44,276,969
Managed Services:
Managed Service Fees	22,810,476	22,736,645
Billable Service Fees	3,257,840	5,052,123
Reselling and Other Services	4,812,595	6,355,127

	$75,884,246	$78,420,864

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

U.S. Federal Government	$58,625,389	$58,837,857
U.S. State and Local Governments	394,704	300,400
Foreign Governments	193,565	157,472
Commercial Enterprises	16,670,588	19,125,135

	$75,884,246	$78,420,864

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2017	2016

North America	$71,357,018	$73,526,658
Europe	4,527,228	4,894,206

	$75,884,246	$78,420,864

