Form 10-Q
period 2018-03-31
WIDEPOINT CORP
filed 2018-05-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 14, 2018, there were 84,062,446 shares of the registrant’s Common Stock issued and 83,081,597 shares outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,445,722	$5,272,457
Accounts receivable, net of allowance for doubtful accounts of $101,947 and $107,618 in 2018 and 2017, respectively	8,656,398	8,131,025
Unbilled accounts receivable	6,157,034	8,131,448
Other current assets	1,034,386	767,944

Total current assets	23,293,540	22,302,874

NONCURRENT ASSETS
Property and equipment, net	1,213,163	1,318,420
Intangibles, net	3,510,393	3,671,506
Goodwill	18,555,578	18,555,578
Other long term assets	121,551	44,553

Total assets	$46,694,225	$45,892,931

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,530,605	$7,266,212
Accrued expenses	7,801,763	9,796,350
Deferred revenue	2,136,669	2,348,578
Current portion of long term debt	103,172	101,591
Current portion of other term obligations	149,669	203,271

Total current liabilities	20,721,878	19,716,002

NONCURRENT LIABILITIES
Long-term debt, net of current portion	207,860	232,109
Other term obligations, net of current portion	65,630	78,336
Deferred revenue	410,983	264,189
Deferred tax liability	390,639	392,229

Total liabilities	21,796,990	20,682,865

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 84,062,446 and 83,031,595 shares issued; 83,081,595 and 83,031,595 shares outstanding, respectively	83,082	83,032
Additional paid-in capital	94,346,591	94,200,237
Accumulated other comprehensive loss	(119,523)	(122,461)
Accumulated deficit	(69,412,915)	(68,950,742)

Total stockholders’ equity	24,897,235	25,210,066

Total liabilities and stockholders’ equity	$46,694,225	$45,892,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)
REVENUES	$20,079,619	$18,612,239
COST OF REVENUES (including amortization and depreciation $295,979 and $281,824, respectively)	16,527,612	15,182,635

GROSS PROFIT	3,552,007	3,429,604

OPERATING EXPENSES
Sales and marketing	534,637	548,859
General and administrative expenses (including share-based compensation of $124,404 and $85,017, respectively)	3,353,341	3,832,240
Product development	-	151,373
Depreciation and amortization	97,386	71,750

Total operating expenses	3,985,364	4,604,222

LOSS FROM OPERATIONS	(433,357)	(1,174,618)

OTHER (EXPENSE) INCOME
Interest income	3,326	7,027
Interest expense	(25,950)	(9,568)
Other (expense) income	(2)	4,174

Total other (expense) income	(22,626)	1,633

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(455,983)	(1,172,985)
INCOME TAX PROVISION (BENEFIT)	6,190	(18,768)

NET LOSS	$(462,173)	$(1,154,217)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,041,597	82,841,812

DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,041,597	82,841,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)
NET LOSS	$(462,173)	$(1,154,217)

Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,938	53,008

Other comprehensive income	2,938	53,008

COMPREHENSIVE LOSS	$(459,235)	$(1,101,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(462,173)	$(1,154,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	-	(1,925)
Depreciation expense	131,065	83,752
Provision for doubtful accounts	(5,766)	14,136
Amortization of intangibles	262,300	269,822
Amortization of deferred financing costs	7,819	-
Share-based compensation expense	124,404	85,017
Gain on disposal of fixed assets	-	(4,061)
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,494,740	293,219
Inventories	(170,185)	(51,623)
Prepaid expenses and other current assets	(124,058)	(102,659)
Other assets	(84,815)	1,500
Accounts payable and accrued expenses	1,166,610	(1,560,165)
Income tax (payable) receivable	(5,240)	47,278
Deferred revenue and other liabilities	(82,833)	116,461

Net cash provided by (used in) operating activities	2,251,868	(1,963,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,918)	(78,250)
Software development costs	(70,674)	(13,773)
Proceeds from the sale of property and equipment	-	51,854

Net cash used in investing activities	(84,592)	(40,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	8,362,503	2,357,314
Repayments of bank line of credit advances	(8,362,503)	(2,357,314)
Principal repayments of long term debt	-	(79,565)
Principal repayments under capital lease obligations	(26,050)	(15,895)
Restricted stock award tax liability payment	-	(46,037)
Proceeds from exercise of stock options	22,000	17,100

Net cash used in financing activities	(4,050)	(124,397)

Net effect of exchange rate on cash and equivalents	10,039	43,981

NET INCREASE (DECREASE) IN CASH	2,173,265	(2,084,050)

CASH, beginning of period	5,272,457	9,123,498

CASH, end of period	$7,445,722	$7,039,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$18,130	$9,500
Cash paid for income taxes	$11,429	$764
Cash received from income tax refund	$-	$2,674

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of assets under capital lease obligation (Notes 7 and 9)	$-	$93,301

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2) solutions to the government and commercial sectors. The Company utilizes its subject matter expertise and internally developed proprietary software, analytical and reporting tools to deliver its communications and related identity management solutions. The Company’s solutions are internally hosted solutions which are accessible on-demand through a secure portal that provides its customers with a set of streamlined mobile communications management, identity management, and consulting solutions. The Company’s TM2 solutions provides its customers the ability to efficiently manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. The Company derives a significant amount of its revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or a changes in government administrations, budgets and other political matters that may impact the timing and commencement of such work and could result in variations in operating results and directly affect the Company’s financial performance.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2018 and for each of the three month periods ended March 31, 2018 and 2017, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three month period ended March 31, 2018 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first three months of 2018 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018, except as further described below under “Recently Adopted Accounting Standards”.

Segment Reporting

Our TM2 solution offerings comprise an overall single business from which the Company earns revenues and incurs costs. The Company’s TM2 solution offerings are centrally managed and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 14 for detailed information regarding the composition of revenues.

Accounting Standards Update

Recently Adopted Accounting Standards

Accounting Standards Codification 606 “Revenue from Contracts with Customers”. In May 2014, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued. This ASU requires the use of a five-step methodology to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the ASU requires enhanced disclosure regarding revenue recognition.

The standard permits the use of either the retrospective or cumulative effect transition method (modified retrospective method). The Company adopted the ASU on a modified retrospective transition method on January 1, 2018 and will apply the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. The Company did not record a cumulative adjustment to retained earnings as of January 1, 2018 since the Company was recognizing revenue consistent with the provisions of ASC 606 and any adjustment would have been deemed immaterial. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including that accounting for variable consideration is immaterial.

The Company adopted the standard through the application of the portfolio approach and selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each revenue stream. The Company has completed its review of the sample contracts, and the Company does not anticipate a significant change to the pattern or timing of revenue recognition as a result of adopting the new standard. The Company revised its revenue recognition policy as follows to incorporate the requirements of the new standard.

Revenue from Contracts with Customers

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

The Company’s TM2 solution consists of three broad services as described below:

▪	Telecom Lifecycle Services. The Company earns revenues from its managed services under firm fixed price contracts that include multiple deliverables. Revenue is accrued each month services are delivered and the amount accrued is based on what the Company expects will be ultimately invoiced. Differences between estimated revenues and actual billed revenues are adjusted in the period billings are prepared and such differences have not historically been material. Revenue and billings to the end customer are determined by multiplying the contractual fixed price times the base output which may be based on the number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued and/or billable hours. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. Managed services are not interdependent and there are no undelivered elements in these arrangements.

▪	Identity Management. The Company issues its proprietary PKI identity credentialing software certificates to individuals or as an enterprise solution under which the customer issues the individual certificates. Certificates issued have a fixed life and cannot be modified or reissued. For any certificate products that we issue to individuals there are nominal post contract services to maintain issued certificate keys and infrastructure required to enable the credential to operate for the fixed term. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional performance obligations. Revenue from this service does not require significant accounting estimates. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials. This service is broadly classified as a managed service.

▪	Telecom Bill Presentation and Analytics. The Company offers software under a perpetual and term license. Revenue from software licenses which are sold as a perpetual license and which do not involve the significant production, modification or customization of the software are recognized when the software is delivered. Where an arrangement to deliver software involves significant production, modification or customization, the software revenue is not recognized until such time as the software has been accepted by the client. Revenue from software licenses which are sold as term licenses, which do not involve the significant production, modification or customization of the software are recognized evenly over the license term once the software has been delivered. Where an arrangement to deliver software involves significant production, modification or customization, software sold as a term license is recognized ratably over the license term from the date the software is accepted by the client. Implementation fees are recognized over the term of the agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue from this service does not require significant accounting estimates.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company provides a managed service solution model to its customers that may require a combination of labor, third party products and services under a fixed rate or fixed fee arrangement.  Components of our managed service solution are generally distinct performance obligations that are not interdependent and can be completed within a month. The Company’s products are generally sold with a right of return and the Company may provide other event driven credits or disincentives for not meeting performance obligations which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers.  Most customer contracts are billed in arrears as the information required to create an invoice for our services is generally not available the following month after services were delivered.  As a result, the Company may have both trade receivables (invoiced sales) and unbilled receivables (sales yet to be invoiced. The Company records an unbilled receivable when revenue is recognized prior to invoicing.  The Company may be required under contractual terms to bill for services in advance and in that case the Company will invoice and deferred revenue when revenue is received prior to revenue being earned.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines its allowance for doubtful accounts by considering a number of factors, including the type of customer, credit worthiness, payment history, length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Customer account balances outstanding longer than the contractual payment terms are reviewed for collectability and after 90 days are considered past due unless arrangements were made at the time of the transaction that specified different payment terms. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable.  Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms and for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense as a recovery.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customer.  Commercial accounts receivables are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers.

Costs to Obtain a Contract with a Customer

The Company does not recognize assets from the costs to obtain a contract with a customer and generally expenses these costs as incurred.  The Company primarily uses internal labor to manage and oversee the customer acquisition process and to finalize contract terms and conditions and commence customer start-up activities, if any.  Internal labor costs would be incurred regardless of the outcome of a contract with a customer and as such those costs are not considered incremental to the cost to obtain a contract with a customer.  The Company does not typically incur significant incremental costs to obtain a contract with a customer after such contract has been awarded.  Incremental costs to obtain a contract with a customer may include payment of commissions to certain internal and/or external sales agents upon collection of invoiced sales from the customer.  The Company does not typically prepay sales commissions in advance of being paid for services delivered.

Accounting Standards under Evaluation

In February 2016, the FASB issued new accounting guidance on leases. The guidance, effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Company’s condensed consolidated balance sheets. The Company will adopt the standard effective January 1, 2019. The new guidance currently requires a modified retrospective transition approach, which would cause us to record existing operating leases on the condensed consolidated balance sheets upon adoption and in the comparative period. In January 2018, the FASB released an exposure draft that, if issued in its current form, would provide the Company with the option to adopt the provisions of the new guidance prospectively, without adjusting the comparative periods presented. The Company is currently reviewing its property and equipment leases and evaluating and interpreting the requirements under the guidance, including the available accounting policy elections, in order to determine the impacts on the consolidated financial position, results of operations and cash flows upon adoption.

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

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. Also under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renews its license agreement in 2018. During the three month period ended March 31, 2018 there were no changes in the Company estimated the fair value of contingent consideration. At March 31, 2018 the fair value of contingent consideration was $100,000 as the Company believes the government customer renewal is probable based on the current contract renewal stage.

4.	Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
Government	$4,291,669	$6,055,397
Commercial	4,466,676	2,183,246
Gross accounts receivable	8,758,345	8,238,643
Less: allowances for doubtful accounts	101,947	107,618

Accounts receivable, net	$8,656,398	$8,131,025

For the three month periods ended March 31, 2018 and 2017, the Company did not recognize any material provisions for bad debt or write-offs of existing provisions for bad debt. There were recoveries of approximately $5,800 related to commercial accounts receivable for which an allowance had been previously established. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable in the current and/or comparative reporting period:

	MARCH 31,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border and Protection	6%	12%
U.S. Immigration and Customs Enforcement	--	13%
U.S. Federal Air Marshall Service	4%	10%
Iron Bow Technologies	21%	--

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative reporting period:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	17%	15%
U.S. Customs Border and Protection	--	15%
U.S. Federal Air Marshall Service	11%	--

5.	Unbilled Accounts Receivable

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

	MARCH 31,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	15%	11%
U.S. Immigration and Customs Enforcement	17%	27%
U.S. Transportation Safety Administration	16%	12%

6.	Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
Inventories	$327,357	$157,058
Prepaid rent, insurance and other assets	707,029	610,886

Total other current assets	$1,034,386	$767,944

Accrued expenses consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
Carrier service costs	$5,593,250	$7,339,150
Salaries and payroll taxes	1,279,566	1,259,331
Inventory purchases, consultants and other costs	705,750	762,770
Severance costs	121,507	328,109
U.S. income tax payable	8,850	8,850
Foreign income tax (receivable)	(7,160)	(1,860)
Contingent consideration (Note 3)	100,000	100,000

Total accrued expenses	$7,801,763	$9,796,350

7.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
Computer hardware and software	$1,975,966	$1,943,180
Furniture and fixtures	300,174	296,316
Leasehold improvements	267,116	260,748
Automobile	195,951	188,238
Gross property and equipment	2,739,207	2,688,482

Less: accumulated depreciation and amortization	1,526,044	1,370,062

Property and equipment, net	$1,213,163	$1,318,420

During the three month period ended March 31, 2018 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,600. During the three month period ended March 31, 2017 there were material disposals of fully depreciated owned property and equipment of approximately $31,500.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2018 and 2017.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2018	2017
	(Unaudited)
Automobiles	$105,231	$100,882
Computer hardware and software	290,223	290,223
Gross leased property and equipment	$395,454	$391,105
Less: accumulated amortization	52,088	20,890

Capital lease assets, net	$343,366	$370,215

During the three month period ended March 31, 2018, the Company did not enter into any capital lease arrangements and there were no material sales or disposals of assets under capital leases. During the three month period ended March 31, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301 (€87,300). For the three month period ended March 31, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 (€44,900) and received gross proceeds of approximately $51,800 (€48,700). The Company recognized a net gain on disposal of approximately $4,100 (€3,800).

Property and equipment depreciation expense (including amortization of capital leases) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
Property and equipment depreciation expense	$131,100	$83,800

Capital lease amortization (included in property and equipment depreciation expense)	$30,347	$-

8.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2018. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2018. The Company considered whether there were indicators of impairment during the three month period ended March 31, 2018.

The Company has recorded net intangible assets of $3,510,893, consisting of purchased intangibles and internally developed software used in the conduct of business. For the three month periods ended March 31, 2018, the Company capitalized internally developed software costs of approximately $70,700, related to costs associated with our next generation TDI Optimiser™ application. For the three month period ended March 31, 2018 there were disposals of fully amortized intangible assets of approximately $1,930,000. There were no material disposals of intangible assets during the three month period ended March 31, 2017.

The aggregate amortization expense recorded for the three month periods ended March 31, 2018 and 2017 were approximately $262,300 and $269,800, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 6.3 years and 2.3 years, respectively, at March 31, 2018.

9.	Line of Credit and Long Term Debt

Commercial Loan Agreement Facility

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a modification agreement (“Modification Agreement”) with Access National Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2019 and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest taxes, depreciation and amortization (EBITDA) (as defined in the Modification Agreement) of at least two times interest expense to be measured as of the last day of each quarterly period.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The interest rate for the working capital line of credit is the Wall Street Journal prime rate plus 1.0%. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of March 31, 2018, the Company was eligible to borrow up to $4.1 million under the borrowing base formula.

Long-Term Debt

Long-term debt consisted of the following:

	MARCH 31, 2018			DECEMBER 31, 2017
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
	(Unaudited)
Capital Lease Obligations (1)	$103,172	$207,860	$311,032	$101,591	$232,109	$333,700
Total Long Term Debt	$103,172	$207,860	$311,032	$101,591	$232,109	$333,700

Deferred Rent Liability (2)	73,223	65,630	138,853	70,021	78,336	148,357
Short term installment borrowings (3)	76,446	-	76,446	133,250	-	133,250
Total Other Term Obligations	$149,669	$65,630	$215,299	$203,271	$78,336	$281,607

Total Long Term Debt and Other
Term Obligations	$252,841	$273,490		$304,862	$310,445

(1) As more fully described in Note 7, the Company entered into capital leases to acquire computer hardware and software for its client facing infrastructure and two automobiles that expire between 2020 and 2021.

(2) The Company has two significant long term building lease obligations that contain fixed rent escalations and rent abatements. The Company has recognized a deferred rent liability related to the difference between actual cash rent paid and rent recognized for financial reporting purposes.

(3) The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months.

Capital Lease Obligations

Minimum lease payments required under capital leases range from $695 to $8,900, respectively, and these leases expire in March 2020. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending March 31 (Unaudited):

2018	$123,747
2019	123,747
2020	99,600

Total principal and interest payments	347,094
Less: portion representing interest	36,062
Present value of minimum lease payments under capital lease agreements	311,032
Less: current portion	103,172
Capital lease obligations, net of current portion	$207,860

10.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2018, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2018 or December 31, 2017. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2018, the Company had approximately $36.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $44.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2037. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.	Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2018 and 2017.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2018, there were 84,062,446 shares issued (including 980,851 restricted stock awards issued but not vested) and 83,081,595 shares of common stock outstanding. There were no shares of common stock issued as a result of the vesting of restricted stock awards (RSA) during the three month period ended March 31, 2018. The Company issued 84,188 shares of common stock as a result of the vesting of RSAs during the three month period ended March 31, 2017. See Note 12 for additional information regarding RSA activity.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the three month period ended March 31, 2018 were 50,000 and $22,000, respectively. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the three month period March 31, 2017 were 30,000 and $17,100, respectively, from the exercise of such stock options. See Note 12 for additional information regarding the stock incentive plans.

12.	Stock Award Programs

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

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued but not included in total common shares outstanding until the vesting requirements have been met. As of March 31, 2018, there were 980,851 shares of restricted stock included in shares issued and none included in shares outstanding as the vesting requirements have not been met.

Restricted Stock Award Activity

A summary of RSA activity as of March 31, 2018 and 2017, and changes during the three month periods ended March 31, 2018 and 2017 are set forth below:

	2018		2017
	(Unaudited)
NON-VESTED AWARDS
Non-vested awards outstanding, January 1,	-		250,000
Granted (+)	980,851	(1)	300,000	(2)
Vested (-)	-		125,000	(3)
Non-vested awards outstanding, March 31,	980,851	(4)	425,000	(4)

Weighted-average remaining contractual life (in years)	1.3		2.8

Unamortized RSA compensation expense	$474,116		$243,188

Aggregate intrinsic value of RSAs non-vested, March 31	$568,894		$191,250

Aggregate intrinsic value of RSAs vested, March 31	$-		$108,750

(1) During the three month period ended March 31, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors.

(2) During the three month period ended March 31, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. On June 30, 2017, in connection with resignation of our former Chief Executive Officer the Board of Directors accelerated vesting of 150,000 RSAs and cancelled the remaining unvested RSAs.

(3) During the three month period ended March 31, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar and the Company. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

(4) There were no RSAs that were cancelled or expired during the three month periods ended March 31, 2018 and 2017, respectively.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of March 31, 2018 and 2017, and changes during the three month periods ended March 31, 2018 and 2017 are set forth below:

	2018			2017
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
	Shares		Fair Value	Shares		Fair Value
	(Unaudited)
NON-VESTED AWARDS
Non-vested balances, January 1,	2,685,004		$0.35	920,000		$0.59
Granted (+)	-	(1)	$0.00	600,000	(2)	$0.48
Cancelled (-)	-	(1)	$0.00	60,000	(3)	$0.68
Non-vested balances, March 31,	2,685,004		$0.35	1,460,000		$0.54

	2018			2017
			Weighted			Weighted
			Average			Average
	Shares		Exercise Price	Shares		Exercise Price
	(Unaudited)
OUTSTANDING AND EXERCISABLE AWARDS
Awards outstanding, January 1,	4,173,334		$0.60	2,090,668		$0.86
Granted (+)	-	(1)	$0.00	600,000	(2)	$0.82
Cancelled (-)	-	(1)	$0.00	70,000	(3)	$0.79
Exercised (-)	50,000	(4)	$0.44	30,000		$0.57
Awards outstanding, March 31,	4,123,334		$0.00	2,590,668		$0.85

Awards vested and expected to vest, March 31,	3,527,089		$0.60	2,392,908		$0.85

Awards outstanding and exercisable, March 31,	1,438,330		$0.62	1,130,668		$0.82

(1) During the three month period ended March 31, 2018, there were no grants, cancellations, or vesting of non-qualified stock options.

(2) During the three month period ended March 31, 2017, the Company granted 600,000 NQSOs to its former Chief Executive Officer and valued the award using a Black-Scholes model with the following valuation inputs: 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%. On June 30, 2017, in connection with resignation of our former Chief Executive Officer the Board of Directors cancelled all unvested NQSOs.

(3) During the three month period ended March 31, 2017, there were 70,000 stock options, 60,000 of which were unvested and were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

(4) The total intrinsic value of stock options exercised during the three month ended March 31, 2018 was approximately $5,500.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2018 were 3.8 years, 3.8 years and 3.5 years, respectively.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of March 31, 2018 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
Restricted stock compensation expense	$49,884	$22,054
Non-qualified stock option compensation expense	74,520	62,963

Total share-based compensation before taxes	$124,404	$85,017

At March 31, 2018, the Company had approximately $1,014,000 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.0 years.

13.	Earnings Per Common Share (EPS)

The computations of basic and diluted loss per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
Basic Loss Per Share Computation:
Net loss	$(462,173)	$(1,154,217)
Weighted average number of common shares	83,041,597	82,841,812
Basic loss per share	$(0.01)	$(0.01)

Diluted Loss Per Share Computation:
Net loss	$(462,173)	$(1,154,217)

Weighted average number of common shares	83,041,597	82,841,812
Incremental shares from assumed conversions of stock options	-	-
Adjusted weighted average number of common shares	83,041,597	82,841,812

Diluted loss per share	$(0.01)	$(0.01)

The dilutive effect of unexercised stock options and restricted stock awards excludes 5,104,185 and 3,015,668 of options from the computation of loss per share for the three month periods ended March 31, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

14.	Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
Carrier Services	$11,812,144	$11,612,214
Managed Services:
Managed Service Fees	4,895,263	4,872,238
Billable Service Fees	603,831	1,038,227
Reselling and Other Services	2,768,381	1,089,560

	$20,079,619	$18,612,239

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
U.S. Federal Government	$14,274,046	$13,743,348
U.S. State and Local Governments	124,107	49,427
Foreign Governments	27,071	45,542
Commercial Enterprises	5,654,395	4,773,923

	$20,079,619	$18,612,239

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
	(Unaudited)
North America	$18,743,650	$17,563,096
Europe	1,335,969	1,049,143

	$20,079,619	$18,612,239

15.	Commitments and Contingencies

Operating Lease Commitments

In January 2018, the Company entered into a fourth modification (“Modification”) of its Fairfax, VA office lease. The Modification included: i) ten (10) year lease extension through March 31, 2029, ii) leasehold improvement allowances of up to $535,000 between 2018 and 2021 and iii) an early termination provision in March 2023 with payment of an early termination fee consisting of the landlord's unamortized costs of tenant improvements, real estate brokerage commissions, plus six months base rent.

Except as described above, there were no other material leases entered into or modifications of existing leases during the three month period ended March 31, 2018.

Employment Agreements

The Company has employment agreements with certain senior executives that set forth compensation levels and provide for severance payments in certain instances.

16. Subsequent Event

As further described in Note 9, on April 30, 2018, the Company entered into a modification agreement to extend the maturity date of the existing working capital revolving line of credit with Access National Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;
•	Our ability to raise additional capital on favorable terms or at all;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts and renewals of existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to successfully implement our strategic plan;
•	Our ability to continue to deliver contracted services and products to our existing customers;
•	Our ability to sell higher margin services;
•	Our ability to borrow funds against our credit facility;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

Business Overview

We are a leading provider of trusted mobility solutions (TM2) to the government and commercial sectors. We offer our TM2 solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet most of the common functional, technical and security requirements for mobility management. Our TM2 solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. The flexibility of our TM2 solutions enables our customers to be able to quickly expand their mobility capabilities and contract for their mobility management requirements. Our TM2 solutions are hosted and accessible on-demand through a secure proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

Revenue Mix

Our revenue mix may fluctuate due to customer driven factors including: i) timing of technology and accessory refresh requirements from our customers; ii) onboarding of new customers that require carrier services; iii) subsequent decreases in carrier services as we optimize their data and voice usage; iv) delays in delivering products or services; and v) changes in control or leadership of our customers that lengthens our sales cycle, changes in laws or funding, among other circumstances that may unexpectedly change the revenue earned and/or duration of our services. As a result our revenue could vary by quarter.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018.

Strategic Focus and Goals

Our primary strategic focus and goals are centered on improving our short and long term financial performance by growing our top line revenue by building a strong and steady pipeline of profitable federal and commercial enterprise TM2 opportunities. We are using a variety of strategies to grow our sales pipeline using our integrated business development team, teaming with large system integrators on large commercial opportunities and seeking out preferred provider status with other prospective customers with global operations. We believe we are making good progress towards growing a strong pipeline of TM2 opportunities.

A secondary strategic focus is to improve our overall financial performance by continuing to evaluate our service delivery process and efficiently use our internal resources to delivery those solutions. We are evaluating additional workflow automation processes to speed up our service delivery and enable us to better scale our solution delivery without adding a significant amount of additional labor with each new business opportunity.

Longer-term, we are reviewing our intellectual property portfolio and may seek to acquire software assets and new customer relationships in support of expanding our information technology based proprietary solutions and customer reach. Acquisitions of customers and/or software assets, coupled with our longer term initiatives to further consolidate, streamline, and focus on enhancing our core TM2 driven solutions may allow us to further differentiate our capabilities to our customers.

The execution of our strategy could require a significant amount of time, expertise and expense by key subject matter experts within our organization. There is also no guarantee that we will be able to successfully execute our strategy or return to profitability in a timely fashion or at all. There may also be a requirement to raise additional capital to fund our strategic plans, which may be on unfavorable terms to us. However, management firmly believes that a focused execution of our short and longer term strategies will put us on the path towards returning to generating positive earnings and cash flow, while also allowing the Company to build critical mass in the future with a more sustainable and improved competitive market position.

Results of Operations

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

Revenues. Revenues for the three month period ended March 31, 2018 were approximately $20.1 million, an increase of approximately $1.5 million (or 8%), as compared to approximately $18.6 million in 2017. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2018	2017	Variance
	(Unaudited)
Carrier Services	$11,812,144	$11,612,214	$199,930
Managed Services:
Managed Service Fees	4,895,263	4,872,238	23,025
Billable Service Fees	603,831	1,038,227	(434,396)
Reselling and Other Services	2,768,381	1,089,560	1,678,821

	$20,079,619	$18,612,239	$1,467,380

Carrier services increased due to additional task orders issued under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”) for carrier services as compared to the same period last year. We are continuing to move away from selling low margin carrier services so that we can refocus our internal resources on delivering higher margin services. Managed services revenue increased due to a large reselling transaction to the US Airforce for approximately $1.8 million, partially offset by lower billable hourly services due to completion of commercial consulting projects and to a lesser extent certain federal government projects, as compared to last year.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2018 was approximately $16.5 million (or 82% of revenues), as compared to approximately $15.2 million (or 82% of revenues) in 2017. The dollar increase was driven by a large reselling transaction. Our cost of revenues may continue to fluctuate as we continue to shift away from sales of low margin carrier services.

Gross Profit. Gross profit for the three month period ended March 31, 2018 was approximately $3.6 million (or 18% of revenues), as compared to approximately $3.4 million (or 18% of revenues) in 2017. The dollar increase in gross profit was largely related to labor savings realized as a result of restructuring actions taken during fiscal 2017. We are evaluating additional opportunities to streamline of service delivery model that could further reduce costs, allow us to better scale our delivery and improve our gross profit.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2018 was approximately $0.5 million (or 3% of revenues), as compared to approximately $0.5 million (or 3% of revenues) in 2017. Sales and marketing costs were flat compared to last year as we redeployed our resources into better sales lead generation and digital marketing strategies to increase our brand and solution awareness of our TM2 framework in our target markets. We are focused on expanding our full set of products and services to our existing customers, actively pursuing customer and partner referrals and teaming with larger companies to provide them with additional depth and expertise to bid on larger opportunities.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2018 were approximately $3.4 million (or 17% of revenues), as compared to approximately $3.8 million (or 21% of revenues) in 2017. The decrease in general and administrative cost is due to fiscal 2017 cost reductions initiatives executed that streamlined senior management and middle management.

Product Development. During the three month period ended March 31, 2018 the Company incurred and capitalized approximately $70,900 in product development costs related to our next generation TDI Optimiser™ application. During the three month period ended March 31, 2017 the Company recognized product development costs of approximately $151,400 (or 1% of revenues), which excluded capitalized internally developed software costs of approximately $13,800. The Company has a mature set of products and services that do not require significant ongoing development activities. The Company develops plans and schedules for development of significant functional enhancements to incorporate future technology solutions, adapt to changes in customer preferences and operational requirements and/or changes in security requirements that affect our product solution and/or our ability to meet or exceed our contractual requirements. As a result, there could be periods of time where our level of internal and external spending on product development may not be significant.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2018 was approximately $97,400 as compared to approximately $71,700 in 2017.  The increase in depreciation and amortization reflects significant increases in our depreciable asset base related to capital leases of approximately $360,000 recognized during the last quarter of 2017.

Interest Income. Interest income for the three month period ended March 31, 2018 was approximately $3,000, as compared to approximately $7,000 in 2017.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2017.

Interest Expense. Interest expense for the three months ended March 31, 2018 was approximately $25,900 as compared to approximately $9,600 in 2017.  The increase in interest expense was due to higher debt related to capital leases and line of credit advances and the length of time such advances were outstanding.

Other Income (Expense). Other expense for the three month period ended March 31, 2018 was less than $1,000 as compared to other income of $4,200 in 2017. Other expense did not include any significant items.

Income Taxes. Income tax expense for the three month period ended March 31, 2018 was approximately $6,200, as compared to an income tax benefit of approximately $18,800 in 2017.  The increase in income tax expense for the three month period ended March 31, 2018 is attributable to taxes payable on foreign earnings in the Republic of Ireland.

Net Loss. As a result of the cumulative factors annotated above, the net loss for the three month period ended March 31, 2018 was approximately $462,200, as compared to approximately $1.2 million in the same period last year.

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

At March 31, 2018, our net working capital was approximately $2.6 million as compared to $2.5 million at December 31, 2017. The increase in net working capital was primarily due to improved cash collections and better cash management during the first quarter of 2018. We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the three months ended March 31, 2018, net cash provided by operations was approximately $2.3 million driven by improved collections of accounts receivable.

For the three months ended March 31, 2017, cash used in operations was activities was approximately $2.0 million driven by current year operating losses and temporary collection timing differences.

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

For the three months ended March 31, 2018, cash used in investing activities was approximately $84,600 and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

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

For the three months ended March 31, 2018, cash used in financing activities was approximately $4,050 and reflects scheduled capital lease payments of approximately $26,000, partially offset by proceeds of approximately $22,000 from the exercise of stock options. The Company was advanced and repaid approximately $8.4 million in line of credit advances.

For the three months ended March 31, 2017, cash used in financing activities was approximately $124,200 primarily reflecting scheduled term debt repayments of approximately $95,500, restricted stock award tax liability of approximately $46,000, partially offset by proceeds from the exercise of stock options. The Company was advanced and repaid approximately $2.3 million in line of credit advances during the quarter.

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2018 and 2017, the net effect of exchange rate changes increased the translated value of our foreign cash balances due to appreciation of the Euro relative to the US dollar.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s exposure to market risk from the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

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

WIDEPOINT CORPORATION

Date: May 14, 2018	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: May 14, 2018	/s/ KITO A. MUSSA
Kito A. Mussa
Chief Financial Officer