Form 10-Q
period 2018-06-30
WIDEPOINT CORP
filed 2018-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

As of August 14, 2018, there were 84,062,446 shares of the registrant’s Common Stock issued and 83,081,597 shares outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,363,830	$5,272,457
Accounts receivable, net of allowance for doubtful accounts of $97,745 and $107,618 in 2018 and 2017, respectively	6,660,434	8,131,025
Unbilled accounts receivable	7,871,908	8,131,448
Other current assets	795,374	767,944

Total current assets	20,691,546	22,302,874

NONCURRENT ASSETS
Property and equipment, net	1,129,318	1,318,420
Intangibles, net	3,395,084	3,671,506
Goodwill	18,555,578	18,555,578
Other long-term assets	146,727	44,553

Total assets	$43,918,253	$45,892,931

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit advance	$155,094	$-
Accounts payable	6,089,583	7,266,212
Accrued expenses	9,315,474	9,796,350
Deferred revenue	2,244,145	2,348,578
Current portion of long-term debt	96,762	101,591
Current portion of other term obligations	98,279	203,271

Total current liabilities	17,999,337	19,716,002

NONCURRENT LIABILITIES
Long-term debt, net of current portion	185,047	232,109
Other term obligations, net of current portion	65,697	78,336
Deferred revenue	691,899	264,189
Deferred tax liability	393,610	392,229

Total liabilities	19,335,590	20,682,865

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares authorized; 84,062,446 and 83,031,595 shares issued; 83,081,595 and 83,031,595 shares outstanding, respectively	83,082	83,032
Additional paid-in capital	94,542,525	94,200,237
Accumulated other comprehensive loss	(157,858)	(122,461)
Accumulated deficit	(69,885,086)	(68,950,742)

Total stockholders’ equity	24,582,663	25,210,066

Total liabilities and stockholders’ equity	$43,918,253	$45,892,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
REVENUES	$17,544,338	$18,880,506	$37,623,957	$37,492,745
COST OF REVENUES (including amortization and depreciation of $258,186, $294,803, $554,165, and $576,627, respectively)	13,997,185	15,589,330	30,524,797	30,771,965
GROSS PROFIT	3,547,153	3,291,176	7,099,160	6,720,780

OPERATING EXPENSES
Sales and marketing	444,945	628,319	979,582	1,177,178
General and administrative expenses (including share-based compensation of $195,934, $134,062, $320,338 and $219,079, respectively)	3,427,301	3,789,980	6,780,642	7,622,220
Product development	-	56,426	-	207,799
Depreciation and amortization	110,463	71,189	207,849	142,939
Total operating expenses	3,982,709	4,545,914	7,968,073	9,150,136

LOSS FROM OPERATIONS	(435,556)	(1,254,738)	(868,913)	(2,429,356)

OTHER (EXPENSE) INCOME
Interest income	2,077	2,566	5,403	9,593
Interest expense	(23,937)	(12,849)	(49,887)	(22,417)
Other income (expense)	3	(875)	1	3,299
Total other expense	(21,857)	(11,158)	(44,483)	(9,525)

LOSS BEFORE INCOME TAX PROVISION	(457,413)	(1,265,896)	(913,396)	(2,438,881)
INCOME TAX PROVISION	14,758	34,279	20,948	15,511

NET LOSS	$(472,171)	$(1,300,175)	$(934,344)	$(2,454,392)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.03)
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,081,597	82,845,449	83,061,707	82,843,631

DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.01)	$(0.03)
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,081,597	82,845,449	83,061,707	82,843,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
NET LOSS	$(472,171)	$(1,300,175)	$(934,344)	$(2,454,392)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(38,335)	75,024	(35,397)	128,032
Other comprehensive (loss) income	(38,335)	75,024	(35,397)	128,032

COMPREHENSIVE LOSS	$(510,506)	$(1,225,151)	$(969,741)	$(2,326,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(934,344)	$(2,454,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax benefit	-	(5,951)
Depreciation expense	275,375	183,983
Provision for doubtful accounts	(5,766)	31,187
Amortization of intangibles	486,639	535,789
Amortization of deferred financing costs	14,804	1,667
Share-based compensation expense	320,338	219,079
Gain on sale of assets held for sale	-	(66,683)
Loss on disposal of fixed assets	-	172,563
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,689,709	(1,187,693)
Inventories	(11,254)	(18,808)
Prepaid expenses and other current assets	(88,328)	(217,217)
Other assets	(109,990)	(23,122)
Accounts payable and accrued expenses	(1,637,123)	(484,282)
Income tax (payable) receivable	2,523	72,534
Deferred revenue and other liabilities	347,456	19,423
Net cash provided by (used in) operating activities	350,039	(3,221,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(93,983)	(479,796)
Software development costs	(151,559)	(214,873)
Proceeds from sale of assets held for sale	-	236,451
Proceeds from the sale of property and equipment	-	52,693
Net cash used in investing activities	(245,542)	(405,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	11,598,706	3,270,490
Repayments of bank line of credit advances	(11,443,612)	(3,270,490)
Principal repayments of long-term debt	-	(82,440)
Principal repayments under capital lease obligations	(50,944)	(20,345)
Contingent consideration payment	(100,000)	-)
Restricted stock award tax liability payment	-	(57,345)
Proceeds from exercise of stock options	22,000	17,100
Net cash provided by (used in) financing activities	26,150	(143,030)
Net effect of exchange rate on cash and equivalents	(39,274)	119,343

NET INCREASE (DECREASE) IN CASH	91,373	(3,651,135)
CASH, beginning of period	5,272,457	9,123,498
CASH, end of period	$5,363,830	$5,472,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$34,909	$18,681
Cash paid for income taxes	$14,613	$764
Cash received from income tax refund	$-	$2,674

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection with software asset purchase (Note 3)	$-	$50,000
Acquisition of assets under capital lease obligation (Notes 7 and 9)	$-	$93,301

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2) solutions to the government and commercial sectors. The Company’s TM2 solutions are internally hosted and are accessible on-demand through a secure portal that provides its customers with a set of streamlined mobile communications management, identity management, and consulting solutions. The Company’s TM2 platform is a state-of-the-art integrated workflow solution that meets Federal Information Security Management Act requirements for data security and other recognized industry compliance certifications related to system processing controls and privacy which enables its customers to focus its valuable resources on managing, analyzing and protecting access to and use of their valuable communication assets. Additionally, the Company’s TM2 platform received an Authorization to Operate by the U.S. Department of Homeland Security.

The Company derives a significant amount of its revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies, will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or a changes in government administrations, budgets and other political matters that may impact the timing and commencement of such work and could result in variations in operating results and directly affect the Company’s financial performance. Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2018 and for each of the three and six month periods ended June 30, 2018 and 2017, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six month periods ended June 30, 2018 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first six months of 2018 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018, except as further described below under Recently Adopted Accounting Standards.

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

Nature of Products and Services

The Company’s TM2 solution consists of three broad services as described below:

▪	Telecom Lifecycle Services. The Company delivers managed services under firm fixed price contracts that include multiple performance obligations. Revenue for managed services are billed on a monthly basis to the end customer by multiplying the contractual fixed price times the base output (e.g. number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued and/or billable hours). Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements.

▪	Identity Management. The Company issues identity credentialing software certificates to individuals and devices using its own Public Key Infrastructure (PKI) enabled environment. The Company assists large enterprises with their own certificate programs by PKI-enabling an enterprises environment which allows an enterprise to issue individual certificates to its employees and contractors in accordance with similar PKI issuance policies and procedures. Certificates issued have a fixed life and cannot be modified or reissued. There are nominal post contract services to maintain issued public and private certificate key pairs issued to individuals and devices. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional performance obligations. Revenue from this service does not require significant accounting estimates. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials.

▪	Telecom Bill Presentation and Analytics. The Company offers a proprietary online bill consolidation, bill presentment and data intelligence software solution under a perpetual and Software-as-a-Service license model. Revenue from software licenses that are sold as a perpetual license and do not involve the significant production, modification or customization of the software are recognized when the software is delivered. Where an arrangement to deliver software involves significant production, modification or customization, the software revenue is not recognized until such time as the software has been accepted by the customer. Revenue from software licenses which are sold as term licenses, which do not involve the significant production, modification or customization of the software are recognized evenly over the license term once the software has been delivered. Where an arrangement to deliver software involves significant production, modification or customization, software sold as a term license is recognized ratably over the license term from the date the software is accepted by the customer. Implementation fees are recognized over the term of the license agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue from this service does not require significant accounting estimates.

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer under a fixed rate or fixed fee arrangement. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Components of our managed service solution are generally distinct performance obligations that are not interdependent and can be completed within a month. The Company’s products are generally sold with a right of return and the Company may provide other event driven credits or disincentives for not meeting performance obligations which are accounted for as variable consideration when estimating the amount of revenue to recognize.  Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers.  Most customer contracts are billed in arrears as the information required to create an invoice is generally not available until the following month after services were delivered.  As a result, the Company may have both accounts receivables (invoiced sales) and unbilled receivables (sales yet to be invoiced). The Company records an unbilled receivable when revenue is recognized prior to invoicing.  The Company may be required under contractual terms to bill for services in advance and in that case the Company will invoice and deferred revenue when revenue is received prior to revenue being earned.

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in uncollected accounts receivable. Customer accounts receivable balances that remain uncollected for more than 45 days are reviewed for collectability and are considered past due after 90 days unless different contractual repayment terms were extended under a contract with a customer. The Company determines its allowance for doubtful accounts after considering factors that could affect collectability of past due accounts receivable and such factors regularly include the customers’ financial condition and credit worthiness, recent payment history, type of customer and the length of time accounts receivable are past due. Upon specific review and its determination that a bad debt reserve may be required, the Company will reserve such amount if it views the account as potentially uncollectable.  Customer accounts receivable balances that remain uncollected for more than 120 days and/or that have not been settled in accordance with contractual repayment terms and for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established for the entire uncollected balance. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense as a recovery.

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

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. Also, under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renews its license agreement in 2018. During the three month period ended June 30, 2018, the Company settled its contingent consideration and paid $100,000 to the Seller upon renewal of the customer’s annual contract in April 2018.

4.	Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Government	$4,363,451	$6,055,397
Commercial	2,394,728	2,183,246
Gross accounts receivable	6,758,179	8,238,643
Less: allowances for doubtful
accounts	97,745	107,618

Accounts receivable, net	$6,660,434	$8,131,025

For the three and six month periods ended June 30, 2018, the Company did not recognize any material provisions for bad debt or write-offs of existing provisions for bad debt. For the six month period ended June 30, 2017, the Company recorded a provision for bad debt of approximately $31,200 related to a billing dispute with a commercial customer. For the six month period ended June 30, 2017, the Company wrote-off a previously reserved uncollectible customer account of approximately $274,500.

The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated accounts receivable in the current and/or comparative period:

	JUNE 30,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	6%	12%
U.S. Immigration and Customs Enforcement	17%	13%
U.S. Federal Air Marshall Service	11%	10%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative period:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	19%	17%	18%	16%
U.S. Customs Border Patrol	11%	–	–	12%

5.	Unbilled Accounts Receivable

Unbilled accounts receivable represent revenues earned in connection with products and/or services delivered for which we are unable to issue a formal billing to the customer at the balance sheet due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services and hardware and software products delivered but not invoiced at the end of the reporting period.

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable in the current and/or comparative period:

	JUNE 30,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	12%	11%
U.S. Immigration and Customs Enforcement	27%	27%
U.S. Customs Border Patrol	17%	—
U.S. Transportation Safety Administration	12%	12%

6.	Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Inventories	$168,187	$157,058
Prepaid rent, insurance and other assets	627,187	610,886

Total other current assets	$795,374	$767,944

Accrued expenses consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Carrier service costs	$7,305,010	$7,339,150
Salaries and payroll taxes	1,246,767	1,259,331
Inventory purchases, consultants and other costs	743,464	762,770
Severance costs	10,673	328,109
U.S. income tax payable	11,350	8,850
Foreign income tax (receivable)	(1,790)	(1,860)
Contingent consideration (Note 3)	-	100,000

Total accrued expenses	$9,315,474	$9,796,350

7.	Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)

Computer hardware and software	$2,007,789	$1,943,180
Furniture and fixtures	304,371	296,316
Leasehold improvements	255,222	260,748
Automobiles	183,772	188,238
Gross property and equipment	2,751,154	2,688,482
Less: accumulated depreciation and amortization	1,621,836	1,370,062

Property and equipment, net	$1,129,318	$1,318,420

During the six month periods ended June 30, 2018 there were other disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,600.

During the three and six month periods ended June 30, 2017, the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a loss on disposal of approximately $176,600 as a result of the move.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2018 and 2017.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Automobiles	$98,508	$100,882
Computer hardware and software	290,223	290,223
Gross leased property and equipment	$388,731	$391,105
Less: accumulated amortization	80,436	20,890

Capital lease assets, net	$308,295	$370,215

During the six month period ended June 30, 2018, the Company did not enter into any capital lease arrangements and there were no material sales or disposals of assets under capital leases. During the six month period ended June 30, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301. For the six month period ended June 30, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100.

Property and equipment depreciation expense (including amortization of capital leases) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
Property and equipment depreciation expense	$144,300	$100,200	$275,400	$184,000
Capital lease amortization (included in
property and equipment depreciation expense)	$30,471	$7,800	$60,818	$7,800

8.	Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2018. There were no changes in the carrying amount of goodwill during the three and six month periods ended June 30, 2018. There were indicators of impairment during the three and six month periods ended June 30, 2018.

The Company has recorded net intangible assets of $3,395,084, consisting of purchased intangibles and internally developed software used to deliver managed service solutions offered by the Company. For the three and six month periods ended June 30, 2018, the Company capitalized internally developed software costs of approximately $80,800 and $151,600, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three months period ended June 30, 2018. For the six month period ended June 30, 2018 there were disposals of fully amortized intangible assets of approximately $1,930,000. There were no material disposals of intangible assets during the three and six month periods ended June 30, 2017.

The aggregate amortization expense recorded for the three month periods ended June 30, 2018 and 2017 were approximately $186,800 and $266,000, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2018 and 2017 were approximately $486,600 and $535,800, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 6.0 years and 2.0 years, respectively, at June 30, 2018.

9.	Line of Credit and Long-Term Debt

Commercial Loan Agreement Facility

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a second modification agreement (“Modification Agreement”) with Access National Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2019 and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest taxes, depreciation and amortization (EBITDA) (as defined in the Modification Agreement) of at least two times interest expense to be measured as of the last day of each quarterly period.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The interest rate for the working capital line of credit is the Wall Street Journal prime rate plus 1.0%. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of June 30, 2018, the Company was eligible to borrow up to $3.6 million under the borrowing base formula.

Long-Term Debt and Other Term Obligations

Long-term debt consisted of the following:

	JUNE 30, 2018			DECEMBER 31, 2017
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
	(Unaudited)			(Unaudited)
Capital Lease Obligations (1)	$96,762	$185,047	$281,809	$101,591	$232,109	$333,700
Total Long-Term Debt	$96,762	$185,047	$281,809	$101,591	$232,109	$333,700

Deferred Rent Liability (2)	63,651	65,697	129,348	70,021	78,336	148,357
Short term installment borrowings (3)	34,628	-	34,628	133,250	-	133,250
Total Other Term Obligations	$98,279	$65,697	$163,976	$203,271	$78,336	$281,607

Total Long-Term Debt and Other
Term Obligations	$195,041	$250,744		$304,862	$310,445

(1) As more fully described in Note 5, the Company entered into capital leases to acquire computer hardware and software for its customer facing infrastructure and two automobiles that expire between 2020 and 2021.

(2) The Company has two long term building lease obligations that contain fixed rent escalations and rent abatements. The Company has recognized a deferred rent liability related to the difference between actual cash rent paid and rent recognized for financial reporting purposes.

(3) The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months.

Capital Lease Obligations

Minimum lease payments required under capital leases range from $695 to $8,900, respectively, and these leases expire in March 2020. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending June 30:

2018	$122,272
2019	122,272
2020	65,943

Total principal and interest payments	310,487
Less: portion representing interest	28,678
Present value of minimum lease payments
under capital lease agreements	281,809
Less: current portion	96,762
Capital lease obligations, net of current portion	$185,047

10.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2018, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2018 or December 31, 2017. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2018, the Company had approximately $36.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $44.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

Preferred Stock

There were no issuances of preferred stock during the six month periods ended June 30, 2018 and 2017.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2018, there were 84,062,446 shares issued (including 980,851 restricted stock awards issued but not vested) and 83,081,595 shares of common stock outstanding. There were no shares of common stock issued as a result of the vesting of restricted stock awards (RSA) or stock option exercises during the three month period ended June 30, 2018. The Company issued 102,525 shares of common stock, as a result of the vesting of a portion of RSAs during the three month period ended June 30, 2017. See Note 12 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended June 30, 2018 and 2017. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the six month period ended June 30, 2018 were 50,000 and $22,000, respectively. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the six month period ended June 30, 2017 were 30,000 and $17,100, respectively, from the exercise of such stock options. See Note 12 for additional information regarding the stock incentive plans.

12.	Stock Award Programs

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the issuance of restricted stock or exercise of stock options. Any shares associated with unvested restricted stock and non-qualified stock options forfeited are added back to the number of shares that underlie stock options to be granted under the stock incentive plan. The Company has issued restricted stock awards and non-qualified stock option awards as described below.

Valuation of Stock Awards

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the six month period ended June 30, 2018.

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued but not included in total common shares outstanding until the vesting requirements have been met. As of June 30, 2018, there were 980,851 shares of restricted stock included in shares issued and none included in shares outstanding as the vesting requirements have not been met.

Restricted Stock Award Activity

A summary of RSA activity as of June 30, 2018 and 2017, and changes during the six month periods ended June 30, 2018 and 2017 are set forth below:

	2018		2017
NON-VESTED AWARDS	(Unaudited)

Non-vested awards outstanding, January 1,	-		250,000
Granted (+)	980,851	(1)	300,000	(2)
Cancelled (-)	-		150,000	(2)
Vested (-)	-		275,000	(3)
Non-vested awards outstanding, June 30,	980,851		125,000

Weighted-average remaining contractual life (in years)	1.1		0.4
Unamortized RSA compensation expense	$356,082		$8,300
Aggregate intrinsic value of RSAs non-vested, June 30	$539,468		$57,500
Aggregate intrinsic value of RSAs vested, June 30	$-		$177,750

(1) During the six month period ended June 30, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee.

(2) During the six month period ended June 30, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. On June 30, 2017, in connection with resignation of our former Chief Executive Officer, the Board of Directors accelerated vesting of 150,000 RSAs and cancelled the remaining unvested RSAs.

(3) During the six month period ended June 30, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar and the Company. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of June 30, 2018 and 2017, and changes during the six month periods ended June 30, 2018 and 2017 are set forth below:

	2018			2017
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
NON-VESTED AWARDS	Shares		Fair Value	Shares		Fair Value
	(Unaudited)
Non-vested balances, January 1,	2,685,004		$0.35	920,000		$0.59
Granted (+)	-	(1)	-	850,000	(2)	$0.47
Cancelled (-)	-	(3)	-	600,000	(3)	$0.54
Vested/Excercised (-)	50,000		$0.40	110,000		$0.69
Non-vested balances, June 30,	2,635,004		$0.35	1,060,000		$0.54

	2018			2017
			Weighted			Weighted
			Average			Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares		Exercise Price	Shares		Exercise Price
	(Unaudited)
Awards outstanding, January 1,	4,173,334		$0.60	2,090,668		$0.86
Granted (+)	-	(1)	-	850,000	(2)	$0.71
Cancelled (-)	60,000	(3)	$1.48	1,023,334	(3)	$0.91
Exercised (-)	50,000	(4)	$0.44	30,000	(4)	$0.57
Awards outstanding, June 30,	4,063,334		$0.00	1,887,334		$0.76

Awards vested and expected to vest,
June 30,	3,481,526		$0.58	1,763,594		$0.77

Awards outstanding and exercisable,
June 30,	1,428,330		$0.58	887,334		$0.75

(1) During the six month period ended June 30, 2018, there were no grants of non-qualified stock options.

(2) During the six month period ended and 2017, there were NQSO grants of 850,000, as further described below:

•	Director Grants. During the six month period ended June 30, 2017, the Board of Directors granted each of the five (5) existing non-employee directors as of June 23, 2017, a grant of 50,000 non-qualified stock options that were valued the award using a Black-Scholes Option Pricing model that assumed a 6-month vesting period, 7-year option term, a risk free rate of 2.0%, volatility of 69.6%, no assumed dividend yield, and a forfeiture rate estimate of 4.2%.

•	Non-Director Grants. During the six month period ended June 30, 2017, the Company granted 600,000 non-qualified stock options to its former Chief Executive Officer and valued the award using a Black-Scholes Option Pricing model that assumed a 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%.

(3) During the six month period ended June 30, 2018, there were 60,000 non-qualified stock options that expired unexercised at the end of the option term. During the six month period ended June 30, 2017, there were 600,000 non-qualified stock options that were unvested and cancelled due to the resignation of the Company’s former Chief Executive Officer on June 30, 2017.

(4) The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was approximately $5,500 and $9,000, respectively.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2018 were 3.61 years, 3.61 years and 3.43 years, respectively.

The aggregate intrinsic value associated with options outstanding, vested and expected to vest, and exercisable as of June 30, 2018 was approximately $95,850, $84,500 and $38,100, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
Restricted stock compensation expense	$118,034	$129,267	$167,918	$151,321
Non-qualified option stock compensation expense	77,900	4,795	152,420	67,758

Total share-based compensation before taxes	$195,934	$134,062	$320,338	$219,079

At June 30, 2018, the Company had approximately $823,200 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 2.10 years.

13.	Loss Per Common Share (EPS)

The computations of basic and diluted loss per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
Basic Loss Per Share Computation:
Net loss	$(472,171)	$(1,300,175)	$(934,344)	$(2,454,392)
Weighted average number of common shares	83,081,597	82,845,449	83,061,707	82,843,631
Basic Loss Per Share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Diluted Loss Per Share Computation:
Net loss	$(472,171)	$(1,300,175)	$(934,344)	$(2,454,392)

Weighted average number of common shares	83,081,597	82,845,449	83,061,707	82,843,631
Incremental shares from assumed conversions
of stock options	-	-	-	-
Adjusted weighted average number of
common shares	83,081,597	82,845,449	83,061,707	82,843,631

Diluted Loss Per Share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The dilutive effect of unexercised stock options and restricted stock awards excludes 5,044,185 and 2,012,334 of options from the computation of loss per share for the three and six month periods ended June 30, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

14.	Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
Carrier Services	$11,282,881	$10,910,179	$23,095,025	$20,945,940
Managed Services:
Managed Service Fees	4,988,899	5,181,579	9,884,162	10,053,817
Billable Service Fees	526,061	1,051,404	1,129,892	2,089,631
Reselling and Other Services	746,497	1,737,344	3,514,878	4,403,357

	$17,544,338	$18,880,506	$37,623,957	$37,492,745

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
U.S. Federal Government	$13,574,338	$14,975,815	$27,848,384	$28,719,163
U.S. State and Local Governments	94,396	108,885	218,503	158,312
Foreign Governments	79,295	50,910	106,366	96,452
Commercial Enterprises	3,796,309	3,744,895	9,450,704	8,518,818

	$17,544,338	$18,880,506	$37,623,957	$37,492,745

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
	(Unaudited)
North America	$16,297,433	$17,759,180	$35,041,083	$35,322,276
Europe	1,246,905	1,121,326	2,582,874	2,170,469

	$17,544,338	$18,880,506	$37,623,957	$37,492,745

15.	Commitments and Contingencies

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

Except as described above, there were no other significant leases amendments or modifications of existing leases during the six month period ended June 30, 2018.

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

Revenue Mix

Our revenue mix fluctuates due to customer driven factors including: i) timing of technology and accessory refresh requirements from our customers; ii) onboarding of new customers that require carrier services; iii) subsequent decreases in carrier services as we optimize their data and voice usage; iv) delays in delivering products or services; and v) changes in control or leadership of our customers that lengthens our sales cycle, changes in laws or funding, among other circumstances that may unexpectedly change the revenue earned and/or duration of our services. As a result our revenue will vary by quarter.

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018.

Strategic Focus and Goals

Our primary strategic focus and goals are centered on developing a steady pipeline of profitable federal and commercial enterprise TM2 sales opportunities to fuel future revenue growth. Our ability to develop a steady pipeline of enterprise level sales opportunities in our industry is heavily dependent upon the relationships we build with key decision makers. We are using a variety of business development strategies to grow our sales pipeline and reach key decision makers such as warm referrals from our customers and business partners, teaming with large system integrators on large enterprise opportunities and seeking out preferred provider status with our customers and partners that can offer our solution to their customer and supplier base. Our ability to successfully close a large enterprise sales opportunity is often heavily influenced by the strength of our relationship with decision makers and others that can influence key decision makers, our ability to ease concerns regarding the perceived switching costs and effort required to replace the incumbent service providers solution, our prospects internal political environment, and potentially our small size despite our strong past performance with large enterprise TM2 solutions.

A secondary strategic focus is centered on our ability to automate and scale our solution to deliver better economies of scale. We are actively evaluating additional workflow automation processes to speed up our service delivery and enable us to better scale our solution delivery without adding a significant amount of additional labor with each new business opportunity. Additionally, acquisitions of competitors, suppliers and/or software assets, coupled with our longer term initiatives to further consolidate, streamline, and focus enhancing core TM2 driven solutions may allow us to further differentiate our capabilities to our customers. We are looking for acquisition targets that will provide vertical integration of our solutions and capabilities, and horizontal integration of our customer base.

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

Results of Operations

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

Revenues. Revenues for the three month period ended June 30, 2018 were approximately $17.5 million, a decrease of approximately $1.3 million (or 7%), as compared to approximately $18.9 million in 2017. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2018	2017	Variance
	(Unaudited)
Carrier Services	$11,282,881	$10,910,179	$372,702
Managed Services:
Managed Service Fees	4,988,899	5,181,579	(192,680)
Billable Service Fees	526,061	1,051,404	(525,343)
Reselling and Other Services	746,497	1,737,344	(990,847)

	$17,544,338	$18,880,506	$(1,336,168)

Carrier services increased due to additional task orders issued under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”) for carrier services as compared to the same period last year.

Managed services revenue decreased primarily due to lower sales of accessories to our federal customers, lower billable hourly services due to completion of commercial and federal customer projects that concluded in the fourth quarter of 2017; and to a lesser extent customer attrition as a result of a long-time customer being acquired by another company. We do not expect our commercial project based billable hours to recover as those customers are no longer outsourcing for those projects.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2018 was approximately $14.0 million (or 80% of revenues), as compared to approximately $15.6 million (or 83% of revenues) in 2017. The dollar and percentage decreases were driven by a decline in large reselling transactions as compared to last year.

Gross Profit. Gross profit for the three month period ended June 30, 2018 was approximately $3.5 million (or 20% of revenues), as compared to approximately $3.3 million (or 17% of revenues) in 2017. The increase in gross profit was largely related to labor savings realized as a result of restructuring actions taken during fiscal 2017. Our gross profit is driven by the types of services we deliver and as a result our gross profit will vary from quarter to quarter.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2018 was approximately $0.4 million (or 3% of revenues), as compared to approximately $0.6 million (or 3% of revenues) in 2017. The decrease in sales and marketing expense is due to actions taken during the second quarter of 2017 to streamline our business development and marketing activities and related costs. We are focused on expanding our full set of products and services to our existing customers, actively pursuing customer and partner referrals and teaming with larger companies to provide them with additional depth and expertise to bid on larger opportunities. We are also leveraging the sales and marketing resources of our larger partners to jointly market our solutions within their enterprise solution offerings.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2018 were approximately $3.4 million (or 19% of revenues), as compared to approximately $3.8 million (or 20% of revenues) in 2017. Included in general and administrative expense for the three month period ended June 30, 2017 were non-recurring charges of approximately $0.6 million which included $0.4 million in severance paid to our former Chief Executive Officer and a $0.2 million non-recurring loss on disposal of certain leasehold improvements that occurred when we moved our Lewis Center facility to Columbus. Excluding these non-recurring prior year charges our general and administrative expenses increased approximately $0.2 million related to higher rent and facility costs for our Columbus location, higher labor costs to ramp up for federal contracts being implemented and an increase in our annual board of director retainer fees.

Product Development. The Company incurred product development activities related to its next generation TDI Optimiser™ application during the three months ended June 30, 2018 and 2017. The Company capitalized product development costs of approximately $80,800 and $201,100 (or 1% of revenues) during the three month periods ended June 30, 2018 and 2017, respectively. The Company has a mature set of products and services that do not include significant ongoing development activities and as such there could be periods of time where our level of internal and external spending on product development may not be significant. We expect to conclude significant development activities of our TDI Optimiser™ application during the third quarter of 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2018 was approximately $110,500 as compared to approximately $71,200 in 2017.  The increase in depreciation and amortization reflects significant increases in our depreciable asset base related to capital leases of approximately $360,000 recognized during the last quarter of fiscal 2017.

Interest Income. Interest income for the three month period ended June 30, 2018 was approximately $2,100, as compared to approximately $2,600 in 2017.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2017.

Interest Expense. Interest expense for the three months ended June 30, 2018 was approximately $24,000 as compared to approximately $12,800 in 2017.  The increase in interest expense was due to higher debt related to capital leases and line of credit advances and the length of time such advances were outstanding.

Other Income (Expense). Other expense did not include any significant items.

Income Taxes. Income tax expense for the three month period ended June 30, 2018 was approximately $14,800, as compared to $34,300 in 2017.  The decrease in income tax expense for the three month period ended June 30, 2018 is due to lower taxable foreign earnings in the Republic of Ireland.

Net Loss. As a result of the cumulative factors annotated above, the net loss for the three month period ended June 30, 2018 was approximately $472,141, as compared to approximately $1.3 million in the same period last year.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

Revenues. Revenues for the six month period ended June 30, 2018 were approximately $37.6 million, an increase of approximately $0.1 million, as compared to approximately $37.5 million in 2017. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2018	2017	Variance
	(Unaudited)
Carrier Services	$23,095,025	$20,945,940	$2,149,085
Managed Services:
Managed Service Fees	9,884,162	10,053,817	(169,655)
Billable Service Fees	1,129,892	2,089,631	(959,739)
Reselling and Other Services	3,514,878	4,403,357	(888,479)

	$37,623,957	$37,492,745	$131,212

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2018 was approximately $30.5 million (or 81% of revenues), as compared to approximately $30.8 million (or 82% of revenues) in 2017. The dollar decrease was due to lower reselling services purchases as compared to the same period last year.

Gross Profit. Gross profit for the six month period ended June 30, 2018 was approximately $7.1 million (or 19% of revenues), as compared to approximately $6.7 million (or 18% of revenues) in 2017. The increase in gross profit was largely related to labor savings realized as a result of restructuring actions taken during fiscal 2017.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2018 was approximately $1.0 million (or 3% of revenues), as compared to approximately $1.2 million (or 3% of revenues) in 2017. The dollar decrease in sales and marketing expense is partially due to actions taken during the second quarter of 2017 to streamline our direct salesforce, channel partner and lead generation costs. Our sales and marketing costs may fluctuate depending on the effort and subject matter expertise required to respond to a request for proposal for services from a prospective customer.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2018 were approximately $6.8 million (or 18% of revenues), as compared to approximately $7.6 million (or 20% of revenues) in 2017. Included in general and administrative expense for the six month period ended June 30, 2017 were non-recurring charges of approximately $0.6 million which included $0.4 million in severance paid to our former Chief Executive Officer and a $0.2 million non-recurring loss on disposal of certain leasehold improvements that occurred when we moved our Lewis Center facility to Columbus. Excluding these non-recurring prior year charges our general and administrative expense decreased approximately $0.2 million reflecting cost savings from fiscal 2017 management level restructuring activities that reduced our administrative labor costs partially offset by higher rent for our Columbus location, additional labor support to ramp up for federal contracts being implemented and higher annual board retainer fees. We may consider taking additional actions to further reduce our general and administrative costs, including automation of routine processes, in order to bring our costs more in line with our revenue streams.

Product Development. Product development costs for the six month period ended June 30, 2018 were approximately $151,700, which was capitalized. Product development costs for the six month period ended June 30, 2017 was approximately $422,700, of which we capitalized approximately $214,900 in costs associated with our next generation TDI Optimiser™ application. We expect to conclude significant development activities of our TDI Optimiser™ application during the third quarter of 2018.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2018 was approximately $207,800 as compared to approximately $142,900 in 2017.  There was an increase in our depreciable asset base during the fourth quarter of 2017 when we entered into a large hardware and software capital lease to efficiently expand the capacity of our TM2 platform infrastructure. We may enter into another hardware and software capital lease to update and expand our identity management infrastructure in the future.

Interest Income. Interest income for the six month period ended June 30, 2018 was approximately $5,400, as compared to approximately $9,600 in 2017.  Our investable cash balances were lower as compared to last year.

Interest Expense. Interest expense for the six month period ended June 30, 2018 was approximately $49,900 as compared to approximately $22,400 in 2017.  The increase in interest expense was due to higher debt related to capital leases and line of credit advances and the length of time such advances were outstanding and the interest rate paid. Our line of credit advances were higher than last year due to the way in which our current bank processes line advances. We are working with our bank to adjust this process.

Other Income (Expense). Other income (expense) did not include any significant items.

Income Taxes. Income tax expense for the six month period ended June 30, 2018 was approximately $20,900 as compared to approximately $15,511 in 2017.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland as compared to the same period last year.

Net Loss. As a result of the cumulative factors annotated above, the net loss for the six month period ended June 30, 2018 was approximately $896,800 as compared to approximately $2.5 million in the same period last year. The most significant reason for the improvement in our net losses over last year was due to cost savings initiatives executed during the second half of fiscal 2017.

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

At June 30, 2018, our net working capital was approximately $2.7 million as compared to $2.5 million at December 31, 2017. The increase in net working capital was primarily due to improved cash collections during the first quarter of 2018. We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the six months ended June 30, 2018, net cash provided by operations was approximately $350,000 driven by improved collections of accounts receivable. We may periodically experience delays in collecting our government contract billings due to complicated government invoice submission requirements and/or contract funding modifications.

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

For the six months ended June 30, 2018, cash provided by financing activities was approximately $26,100 and primarily reflects net line of credit advances and payment of contingent consideration of $100,000 related to our intellectual property acquisition of Probaris ID™.

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

For the six months ended June 30, 2018, cash provided by financing activities was approximately $126,100 and primarily reflects net line of credit advances.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $39,300 as compared to last year. For the six months ended June 30, 2017, the net effect of exchange rate changes increased the translated value of our foreign cash balances by approximately $119,300 due to appreciation of the Euro relative to the US dollar.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	August 14, 2018	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date:	August 14, 2018	/s/ KITO A. MUSSA
Kito A. Mussa
Chief Financial Officer

