Form 10-Q
period 2018-09-30
WIDEPOINT CORP
filed 2018-11-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ⬜

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☑ No ⬜

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 14, 2018, there were 84,062,446 shares of the registrant’s Common Stock issued and 83,762,448 shares outstanding.

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,950,106	$5,272,457
Accounts receivable, net of allowance for doubtful accounts
of $96,846 and $107,618 in 2018 and 2017, respectively	8,022,377	8,131,025
Unbilled accounts receivable	7,803,572	8,131,448
Other current assets	963,649	767,944

Total current assets	20,739,704	22,302,874

NONCURRENT ASSETS
Property and equipment, net	1,058,786	1,318,420
Intangibles, net	3,284,626	3,671,506
Goodwill	18,555,578	18,555,578
Other long-term assets	145,477	44,553

Total assets	$43,784,171	$45,892,931

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,080,686	$7,266,212
Accrued expenses	9,064,369	9,796,350
Deferred revenue	2,689,038	2,348,578
Current portion of capital leases	105,712	101,591
Current portion of other term obligations	107,109	203,271

Total current liabilities	18,046,914	19,716,002

NONCURRENT LIABILITIES
Capital leases, net of current portion	151,037	232,109
Other term obligations, net of current portion	64,006	78,336
Deferred revenue	410,310	264,189
Deferred tax liability	393,975	392,229

Total liabilities	19,066,242	20,682,865

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,062,446 and 83,031,595 shares
issued; 83,762,446 and 83,031,595 shares
outstanding, respectively	83,763	83,032
Additional paid-in capital	94,814,580	94,200,237
Accumulated other comprehensive loss	(185,317)	(122,461)
Accumulated deficit	(69,995,097)	(68,950,742)

Total stockholders’ equity	24,717,929	25,210,066

Total liabilities and stockholders’ equity	$43,784,171	$45,892,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
REVENUES	$21,294,360	$18,463,872	$58,918,317	$55,956,617
COST OF REVENUES (including amortization and depreciation
of $248,009, $318,461, $802,174, and $895,088, respectively)	17,609,287	15,087,567	48,134,084	45,859,532

GROSS PROFIT	3,685,073	3,376,305	10,784,233	10,097,085

OPERATING EXPENSES
Sales and marketing	387,407	532,714	1,366,989	1,709,892
General and administrative expenses (including share-based
compensation of $272,737, ($81,043), $593,075 and
$138,036, respectively)	3,257,262	3,046,148	10,037,904	10,668,368
Product development	-	11,342	-	219,141
Depreciation and amortization	104,914	69,935	312,763	212,874

Total operating expenses	3,749,583	3,660,139	11,717,656	12,810,275

LOSS FROM OPERATIONS	(64,510)	(283,834)	(933,423)	(2,713,190)

OTHER (EXPENSE) INCOME
Interest income	936	1,971	6,339	11,564
Interest expense	(21,644)	(13,985)	(71,531)	(36,402)
Other income (expense)	2	(1,541)	3	1,758

Total other expense	(20,706)	(13,555)	(65,189)	(23,080)

LOSS BEFORE INCOME TAX PROVISION	(85,216)	(297,389)	(998,612)	(2,736,270)
INCOME TAX PROVISION	24,795	17,212	45,743	32,723

NET LOSS	$(110,011)	$(314,601)	$(1,044,355)	$(2,768,993)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.03)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,177,804	82,946,847	83,100,832	82,878,287

DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.03)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,177,804	82,946,847	83,100,832	82,878,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
NET LOSS	$(110,011)	$(314,601)	$(1,044,355)	$(2,768,993)

Other comprehensive income:
Foreign currency translation adjustments, net of tax	(27,459)	45,673	(62,856)	173,705

Other comprehensive (loss) income	(27,459)	45,673	(62,856)	173,705

COMPREHENSIVE LOSS	$(137,470)	$(268,928)	$(1,107,211)	$(2,595,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,044,355)	$(2,768,993)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Deferred income tax benefit	-	(10,173)
Depreciation expense	414,507	295,798
(Recovery of) provision for doubtful accounts	(6,149)	31,187
Amortization of intangibles	700,430	812,164
Amortization of deferred financing costs	16,054	9,485
Share-based compensation expense	593,075	138,036
Gain on sale of assets held for sale	-	(66,683)
Loss on disposal of fixed assets	-	172,472
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	390,672	(612,010)
Inventories	(61,778)	(189,607)
Prepaid expenses and other current assets	(236,532)	(245,637)
Other assets	(108,742)	(10,849)
Accounts payable and accrued expenses	(1,890,395)	(552,531)
Income tax payable	16,289	85,891
Deferred revenue and other liabilities	505,619	281,168

Net cash used in operating activities	(711,305)	(2,630,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(164,573)	(573,400)
Software development costs	(230,101)	(360,685)
Proceeds from sale of assets held for sale	-	236,451
Proceeds from the sale of property and equipment	-	53,861

Net cash used in investing activities	(394,674)	(643,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	14,048,741	11,599,343
Repayments of bank line of credit advances	(14,048,741)	(11,046,604)
Principal repayments of long-term debt	-	(82,440)
Principal repayments under capital lease obligations	(75,785)	(25,562)
Contingent consideration payment	(100,000)	-
Restricted stock award tax liability payment	-	(60,614)
Proceeds from exercise of stock options	22,000	17,100

Net cash (used in) provided by financing activities	(153,785)	401,223

Net effect of exchange rate on cash and equivalents	(62,587)	173,308

NET DECREASE IN CASH	(1,322,351)	(2,699,524)

CASH AND CASH EQUIVALENTS, beginning of period	5,272,457	9,123,498

CASH AND CASH EQUIVALENTS, end of period	$3,950,106	$6,423,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2018	2017
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$51,032	$23,656
Cash paid for income taxes	$14,418	$8,787
Cash received from income tax refund	$-	$2,674

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection
with software asset purchase (Note 3)	$-	$50,000
Insurance policies financed by short term notes payable	$76,979	$68,488
Acquisition of assets under capital lease obligation (Notes 7 and 9)	$-	$93,301

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2) solutions to the government and commercial sectors. The Company’s TM2 solutions are internally hosted and are accessible on-demand through a secure portal that provides its customers with a set of streamlined mobile communications management, identity management, and consulting solutions. The Company’s TM2 framework is a set of state-of-the-art integrated workflow solution that meets Federal Information Security Management Act requirements for data security and other recognized industry compliance certifications related to system processing controls and privacy which enables its customers to focus its valuable resources on managing, analyzing and protecting access to and use of their valuable communication assets. Additionally, the Company’s TM2 platform received an Authorization to Operate by the U.S. Department of Homeland Security (DHS) and the General Service Administration (GSA).

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

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2018 and for each of the three and nine month periods ended September 30, 2018 and 2017, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine month periods ended September 30, 2018 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during the first nine months of 2018 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 21, 2018, except as further described below under Recently Adopted Accounting Standards.

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

Nature of Products and Services

The Company’s TM2 solution consists of three broad services as described below:

■
Telecom Lifecycle Management Services. The Company delivers managed services under firm fixed price contracts that include multiple performance obligations. Revenue for managed services are billed on a monthly basis to the end customer by multiplying the contractual fixed price times the base output (e.g. number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued and/or billable hours). Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Revenue on contingent-fee arrangements are recognized upon customer acceptance of proposed billing. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements.

■
Identity Management. The Company issues digital identity credentialing software certificates to individuals and devices using its own Public Key Infrastructure (PKI) enabled environment. The Company also assists large enterprises with their own certificate programs by PKI-enabling an enterprises environment which allows an enterprise to issue and utilize individual certificates to its employees and contractors in accordance with similar PKI issuance policies and procedures. Certificates issued have a fixed life and cannot be modified or reissued. There are nominal post contract services to maintain issued public and private certificate key pairs issued to individuals and devices. Revenue is recognized from the sales of credentials to an individual or as an enterprise solution upon issuance; provided there are no other additional performance obligations. Revenue from this service does not require significant accounting estimates. Cost of Revenues includes general infrastructure support costs to maintain the continued issuance of credentials.

■
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

Contract Balances

A significant portion of contract balances represent revenues earned on federal government contracts. Timing of revenue recognition may differ materially from the timing of invoicing to customers due a long-standing practice of issuing a consolidated managed service invoice. A consolidated invoice usually requires data such as billable hours, units managed, credentials issued, accessories sold and usage data from telecommunications providers and other suppliers. As a result it could take between thirty (30) to sixty (60) days after all performance obligations have been met to deliver a complete customer invoice. As a result, the Company may have both accounts receivables (invoiced revenue) and unbilled receivables (revenue recognize but not yet invoiced) that could represent one or more months of revenue. Additionally, the Company may be required under contractual terms to bill for services in advance and deferred recognition of revenue until all performance obligations have been met.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within thirty (30) to ninety (90) days. Government contract billings are generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customer. Commercial accounts receivables are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to non employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We do not anticipate this update will have a material effect on our consolidated financial statements.

3.
Contingent Consideration

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). Under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renewed its license agreement in 2018. The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. During the nine month period ended September 30, 2018 the Company settled its contingent consideration and paid $100,000 to the Seller upon renewal of the customer’s annual contract in April 2018.

4.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Government	$5,738,189	$6,055,397
Commercial	2,381,034	2,183,246
Gross accounts receivable	8,119,223	8,238,643
Less: allowances for doubtful
accounts	96,846	107,618

Accounts receivable, net	$8,022,377	$8,131,025

Provision for Doubtful Accounts

For the three and nine month periods ended September 30, 2018, the Company did not recognize any material provisions for bad debt or write-offs of existing provisions for bad debt. For the nine month period ended September 30, 2017, the Company recorded a provision for bad debt of approximately $31,200 related to a billing dispute with a commercial customer and wrote-off a previously reserved uncollectible customer account of approximately $274,500.

The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable in the current and/or comparative period:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	8%	12%
U.S. Immigration and Customs Enforcement	14%	13%
U.S. Federal Air Marshall Service	4%	10%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative period:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	16%	18%	18%	17%
U.S. Customs Border Patrol	15%	9%	11%	11%
U.S. Citizenship and Immigration Services	15%	5%	5%	5%

5.
Unbilled Accounts Receivable

Unbilled accounts receivable represent revenues earned but not invoiced to the customer at the balance sheet date due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services and hardware and software products delivered but not invoiced at the end of the reporting period.

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable in the current and/or comparative period:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	13%	11%
U.S. Immigration and Customs Enforcement	30%	27%
U.S. Transportation Safety Administration	12%	12%

6.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Inventories	$218,703	$157,058
Prepaid rent, insurance and other assets	744,946	610,886

Total other current assets	$963,649	$767,944

Accrued expenses consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Carrier service costs	$6,798,020	$7,339,150
Salaries and payroll taxes	1,229,736	1,259,331
Inventory purchases, consultants and other costs	1,012,029	762,770
Severance costs	1,634	328,109
U.S. income tax payable	11,350	8,850
Foreign income tax payable (receivable)	11,600	(1,860)
Contingent consideration (Note 3)	-	100,000

Total accrued expenses	$9,064,369	$9,796,350

7.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Computer hardware and software	$2,042,522	$1,943,180
Furniture and fixtures	334,984	296,316
Leasehold improvements	253,759	260,748
Automobiles	182,314	188,238
Gross property and equipment	2,813,579	2,688,482
Less: accumulated depreciation and
amortization	1,754,793	1,370,062

Property and equipment, net	$1,058,786	$1,318,420

During the three and nine month periods ended September 30, 2018 there were other disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,000.

During the nine month period ended September 30, 2017, the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a loss on disposal of approximately $176,700 as a result of the move.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2018 and 2017.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
	(Unaudited)
Automobiles	$97,706	$100,882
Computer hardware and software	290,223	290,223
Gross leased property and equipment	$387,929	$391,105
Less: accumulated amortization	110,539	20,890

Capital lease assets, net	$277,390	$370,215

During the nine month period ended September 30, 2018, the Company did not enter into any capital lease arrangements and there were no material sales or disposals of assets under capital leases. During the nine month period ended September 30, 2017, the Company acquired two automobiles under capital lease arrangements and recognized a gross asset of $93,301. For the nine month period ended September 30, 2017, the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100.

Property and equipment depreciation expense (including amortization of capital leases) was approximately as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
Owned property and equipment depreciation	$108,600	$94,200	$323,200	$282,000
Leased property and equipment amortization	30,500	6,000	91,300	13,800

Total property and equipment depreciation and
amortization	$139,100	$100,200	$414,500	$295,800

8.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2018. There were no changes in the carrying amount of goodwill during the three and nine month periods ended September 30, 2018. There were no indicators of impairment during the three and nine month periods ended September 30, 2018.

The Company has recorded net intangible assets of $3,284,626, consisting of purchased intangibles and internally developed software used to deliver managed service solutions offered by the Company. For the three and nine month periods ended September 30, 2018, the Company capitalized internally developed software costs of approximately $78,500 and $230,100, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three month period ended September 30, 2018. For the nine month period ended September 30, 2018 there were disposals of fully amortized intangible assets of approximately $2,374,700. There were no material disposals of intangible assets during the three and nine month periods ended September 30, 2017.

The aggregate amortization expense recorded for the three month periods ended September 30, 2018 and 2017 were approximately $213,800 and $276,400, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2018 and 2017 were approximately $700,400 and $812,200, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 5.8 years and 1.8 years, respectively, at September 30, 2018.

9.
Line of Credit and Term Debt

Commercial Loan Agreement Facility

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a second modification agreement (“Modification Agreement”) with Access National Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2019 and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest, taxes, depreciation and amortization, plus share-based compensation, plus non-cash charges (EBITDA) (as defined in the Modification Agreement) of at least two times interest expense to be measured as of the last day of each quarterly period.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The interest rate for the working capital line of credit is the Wall Street Journal prime rate plus 1.0%. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of September 30, 2018, the Company was eligible to borrow up to $4.8 million under the borrowing base formula.

Capital Leases and Other Term Obligations

Capital leases and other term obligations consisted of the following:

	SEPTEMBER 30, 2018			DECEMBER 31, 2017
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
	(Unaudited)			(Unaudited)
Capital Lease Obligations (1)	$105,712	$151,037	$256,749	$101,591	$232,109	$333,700

Deferred Rent Liability (2)	45,043	64,006	109,049	70,021	78,336	148,357
Short term installment borrowings (3)	62,066	-	62,066	133,250	-	133,250
Total Other Term Obligations	$107,109	$64,006	$171,115	$203,271	$78,336	$281,607

Total Capital Leases and Other
Term Obligations	$212,821	$215,043		$304,862	$310,445

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

Capital Lease Obligations

Minimum lease payments required under capital leases range from $695 to $8,900, respectively, and these leases expire in March 2020. The following sets forth the Company’s future minimum payment obligations under these capital lease agreements for fiscal years ending September 30 (unaudited):

2018	$121,951
2019	121,951
2020	36,432

Total principal and interest payments	280,334
Less: portion representing interest	23,585
Present value of minimum lease payments
under capital leases	256,749
Less: current portion	105,712
Capital leases, net of current portion	$151,037

10.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2018, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2018 or December 31, 2017. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2018, the Company had approximately $36.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $44.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.
Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the nine month periods ended September 30, 2018 and 2017.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2018, there were 84,062,446 shares issued (including 980,851 restricted stock awards issued, of which 300,000 were unvested) and 83,762,446 shares of common stock outstanding. There were no shares of common stock issued as a result of the vesting of restricted stock awards (RSA) or stock option exercises during the three month period ended September 30, 2018. The Company issued 102,525 shares of common stock, as a result of the vesting of a portion of RSAs during the three month period ended September 30, 2017. See Note 12 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended September 30, 2018 and 2017. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the nine month period ended September 30, 2018 were 50,000 and $22,000, respectively. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the nine month period ended September 30, 2017 were 30,000 and $17,100, respectively. See Note 12 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using a Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 125,000 non-qualified stock option awards granted during the three and nine month periods ended September 30, 2018.

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued but not included in total common shares outstanding until the vesting requirements have been met. As of September 30, 2018, there were 980,851 shares of restricted stock included in shares issued, of which 300,000 were unvested as of September 30, 2018.

Restricted Stock Award Activity

A summary of RSA activity as of September 30, 2018 and 2017, and changes during the nine month periods ended September 30, 2018 and 2017 are set forth below:

	2018		2017
NON-VESTED AWARDS	(Unaudited)

Non-vested awards outstanding, January 1,	-		250,000
Granted (+)	980,851	(1)	300,000
Cancelled (-)	-		150,000
Vested (-)	680,851	(1)	275,000
Non-vested awards outstanding, September 30,	300,000		125,000

Weighted-average remaining contractual life (in years)	0.8		0.2

Unamortized RSA compensation expense	$153,418		$1,090

Aggregate intrinsic value of RSAs non-vested, September 30	$138,000		$81,250

Aggregate intrinsic value of RSAs vested, September 30	$320,000		$177,750

(1) During the nine month period ended September 30, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(2) During the nine month period ended September 30, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors. On June 30, 2017, in connection with resignation of our former Chief Executive Officer, the Board of Directors accelerated vesting of 150,000 RSAs and cancelled the remaining unvested RSAs.

(3) During the nine month period ended September 30, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar and the Company. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the Condensed Consolidated Statements of Cash Flows.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of September 30, 2018 and 2017, and changes during the nine month periods ended September 30, 2018 and 2017 are set forth below:

	2018			2017
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
NON-VESTED AWARDS	Shares		Fair Value	Shares		Fair Value
	(Unaudited)
Non-vested balances, January 1,	2,685,004		$0.35	920,000		$0.59
Granted (+)	125,000	(1)	$0.25	3,440,000	(2)	$0.30
Cancelled (-)	50,000	(3)	$0.32	860,000	(3)	$0.68
Vested/Excercised (-)	312,500		$0.26	110,000		$0.69
Non-vested balances, September 30,	2,447,504		$0.35	3,390,000		$0.27

	2018			2017
			Weighted			Weighted
			Average			Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares		Exercise Price	Shares		Exercise Price
	(Unaudited)
Awards outstanding, January 1,	4,173,334		$0.60	2,090,668		$0.86
Granted (+)	125,000	(1)	$0.50	3,440,000	(2)	$0.59
Cancelled (-)	110,000	(3)	$1.11	1,402,334	(3)	$0.97
Exercised (-)	50,000	(4)	$0.44	30,000	(4)	$0.57
Awards outstanding, September 30,	4,138,334		$0.58	4,098,334		$0.60

Awards vested and expected to vest,
September 30,	3,547,472		$0.58	3,614,538		$0.59

Awards outstanding and exercisable,
September 30,	1,690,830		$0.56	708,334		$0.73

(1) During the nine month period ended September 30, 2018, there were NQSO grants of 125,000, as further described below:

●
Employees. During the nine month period ended September 30, 2018, the Company granted 75,000 non-qualified stock options as part of an additional compensation to align a key employee with the Company’s long term financial goals. This stock award grant was valued using a Black-Scholes model that assumed a 3-year vesting period, 5-year option term, a risk free rate of 2.7%, volatility of 66.7%, no assumed dividend yield, and a forfeiture rate estimate of 4.8%.

●
Non-Employees. During the nine month period ended September 30, 2018, the Company granted 50,000 non-qualified stock options as payment for a portion of the annual retainer paid to its public investor relations firm. This stock award grant was valued using a Black-Scholes model that assumed a 1-year vesting period, 2-year option term, a risk free rate of 2.6%, volatility of 69.5%, no assumed dividend yield, and a forfeiture rate estimate of 10.3%.

(2) During the nine month period ended September 30, 2017, there were NQSO grants of 3,440,000, as further described below:

●
Director Grants. During the nine month period ended September 30, 2017, the Company granted a total of 250,000 non-qualified stock options, of which 50,000 options were granted to each director as part of their annual board retainer fee. This stock award grant was valued using a Black-Scholes model that assumed a 6-month vesting period, 7-year option term, a risk free rate of 2.0%, volatility of 69.6%, no assumed dividend yield, and a forfeiture rate estimate of 4.2%.

●
Non-Director Grants. During the nine month period ended September 30, 2017, the Company granted 3,190,000 non-qualified stock options, of which i) 600,000 non-qualified stock options were granted to its former Chief Executive Officer and valued the award using a Black-Scholes model that assumed a 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%, and ii) 2,590,000 were granted as part of an additional compensation to align key employees with the Company’s long term financial goals and valued the awards using a Black-Scholes model that assumed a 3-year vesting period, 7-year option term, a risk free rate of 2.1%, volatility of 68.2%, no assumed dividend yield, and a forfeiture rate estimate of 4.6%.

(3) During the nine month period ended September 30, 2018, there 110,000 were non-qualified stock options that were cancelled, of which 50,000 were cancelled to due to termination of employment and the reminder expired unexercised at the end of the option term. During the nine month period ended September 30, 2017, there were 1,402,334 non-qualified stock options that were cancelled, of which 993,334 were cancelled due to termination of employment, 225,000 were cancelled by the board of directors as part of a compensation plan change, and the remainder expired unexercised at the end of the option term.

(4) The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was approximately $5,500 and $9,000, respectively.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2018 were 3.38 years, 3.38 years and 3.12 years, respectively.

The aggregate intrinsic value associated with options outstanding, vested and expected to vest, and exercisable as of September 30, 2018 was approximately $15,500, $13,443 and $10,250, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
Restricted stock compensation expense	$202,664	$5,447	$370,582	$156,768
Non-qualified option stock compensation expense	70,073	(86,490)	222,493	(18,732)

Total share-based compensation before taxes	$272,737	$(81,043)	$593,075	$138,036

At September 30, 2018, the Company had approximately $564,777 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.04 years.

13.
Loss Per Common Share (EPS)

The computations of basic and diluted loss per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
Basic Loss Per Share Computation:
Net loss	$(110,011)	$(314,601)	$(1,044,355)	$(2,768,993)
Weighted average number of common shares	83,177,804	82,946,847	83,100,832	82,878,287
Basic Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Diluted Loss Per Share Computation:
Net loss	$(110,011)	$(314,601)	$(1,044,355)	$(2,768,993)

Weighted average number of common shares	83,177,804	82,946,847	83,100,832	82,878,287
Incremental shares from assumed conversions
of stock options	-	-	-	-
Adjusted weighted average number of
common shares	83,177,804	82,946,847	83,100,832	82,878,287

Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

The dilutive effect of unexercised stock options and restricted stock awards excludes 4,438,334 and 4,223,334 of options from the computation of loss per share for the three and nine month periods ended September 30, 2018 and 2017, respectively, because inclusion of the options would have been anti-dilutive.

14.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
Carrier Services	$13,104,865	$11,245,395	$36,199,890	$33,522,669
Managed Services:
Managed Service Fees	5,729,620	5,295,743	16,709,827	16,859,799
Billable Service Fees	423,858	796,727	1,553,750	2,556,304
Reselling and Other Services	2,036,017	1,126,007	4,454,850	3,017,845

	$21,294,360	$18,463,872	$58,918,317	$55,956,617

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
U.S. Federal Government	$16,947,681	$14,379,567	$45,132,500	$43,098,730
U.S. State and Local Governments	112,273	134,904	331,801	293,216
Foreign Governments	28,933	48,563	133,855	145,015
Commercial Enterprises	4,205,473	3,900,838	13,320,161	12,419,656

	$21,294,360	$18,463,872	$58,918,317	$55,956,617

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
	(Unaudited)
North America	$20,033,557	$17,342,443	$55,074,640	$52,664,719
Europe	1,260,803	1,121,429	3,843,677	3,291,898

	$21,294,360	$18,463,872	$58,918,317	$55,956,617

15.
Commitments and Contingencies

Operating Lease Commitments

In January 2018, the Company entered into a fourth modification (“Modification”) of its Fairfax, VA office lease. The Modification included: i) ten (10) year lease extension through March 31, 2029, ii) leasehold improvement allowances of up to $535,000 between 2018 and 2021 and iii) an early termination provision in March 2023 with payment of an early termination fee consisting of the landlord's unamortized costs of tenant improvements, real estate brokerage commissions, and six months base rent.

Except as described above, there were no other significant leases amendments or modifications of existing leases during the nine month period ended September 30, 2018.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●
Our ability to achieve profitability and positive cash flows;
●
Our ability to gain market acceptance for our products;
●
Our ability to win new contracts and renewals of existing contracts;
●
Our ability to compete with companies that have greater resources than us;
●
Our ability to penetrate the commercial sector to expand our business;
●
Our ability to successfully implement our strategic plan;
●
Our ability to continue to deliver contracted services and products to our existing customers;
●
Our ability to sell higher margin services;
●
Our ability to borrow funds against our credit facility;
●
Our ability to raise additional capital on favorable terms or at all;
●
Our ability to retain key personnel; and
●
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

Results of Operations

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

Revenues. Revenues for the three month period ended September 30, 2018 were approximately $21.3 million, an increase of approximately $2.8 million (or 15%), as compared to approximately $18.5 million in 2017. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2018	2017	Variance
	(Unaudited)
Carrier Services	$13,104,865	$11,245,395	$1,859,470
Managed Services:
Managed Service Fees	5,729,620	5,295,743	433,877
Billable Service Fees	423,858	796,727	(372,869)
Reselling and Other Services	2,036,017	1,126,007	910,010

	$21,294,360	$18,463,872	$2,830,488

Carrier services increased due to additional task orders issued under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”) for carrier services, including new task orders issued by the U.S. Coast Guard and other existing agencies as compared to the same period last year.

Our managed services revenue increased as compared to last year primarily due to increased purchases of accessories by government agencies ahead of the federal government fiscal year end (which is September 30th), partially offset by our decision to exit unprofitable customer contracts during the fourth quarter of 2017 and to a lesser extent acquisition-related customer attrition that occurred during the fourth quarter of 2017. We expect our managed services fee revenue to expand during the fourth quarter as we fully on board the U.S. Coast Guard, ramp up services delivered through our partnerships with large systems integrators and further expand our services under existing U.S. federal government contracts.

Billable service fee revenue decreased as compared to last year due to our decision during the fourth quarter of 2017 to exit low margin legacy commercial consulting projects. We were able to partially offset the impact of lower commercial billable service fee revenue with the ramp up of services delivered through our partnerships with large systems integrators. We are focusing our subject matter experts on higher margin billable service fee revenue arrangements that extend more than one year at a time.

Reselling and other services increased as compared to last year due to a few large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2018 was approximately $17.6 million (or 83% of revenues), as compared to approximately $15.1 million (or 82% of revenues) in 2017. The dollar and percentage increases were driven by an increase in reselling transactions and higher labor costs to support the U.S. Coast Guard implementation and other billable service fee contracts implemented during the third quarter of 2018. We expect an increase in our cost of revenues as compared prior periods as subject matter experts and support personnel transition from internal administrative projects to support new customer implementations.

Gross Profit. Gross profit for the three month period ended September 30, 2018 was approximately $3.7 million (or 17% of revenues), as compared to approximately $3.4 million (or 18% of revenues) in 2017. The dollar increase in gross profit dollars reflects higher margin managed services and to a lesser extent reselling transactions as compared to last year. The decrease in gross profit percentage was due to the size of reselling transactions as compared to last year. Our gross profit percentage will vary from quarter to quarter due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2018 was approximately $0.4 million (or 2% of revenues), as compared to approximately $0.5 million (or 3% of revenues) in 2017. In 2017, we eliminated ineffective sales and marketing assets and did not rehire additional resources right away and as a result our 2018 sales and marketing costs declined as compared to last year. Since last year we have focused our attention retaining and upselling our current customers, pursuing teaming agreements with large systems integrators on larger opportunities, and partnering with our suppliers to cross sell our services to their existing customers. We are also leveraging sales and marketing resources of our larger partners to jointly market our solutions within their enterprise solution offerings. We may consider a strategic hire or well-connected lead generation firm to strengthen our sales pipeline as we enter fiscal 2019.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2018 were approximately $3.2 million (or 15% of revenues), as compared to approximately $3.0 million (or 16% of revenues) in 2017. The dollar increase in general and administrative expense reflects higher than normal stock compensation expense of approximately $84,400 due to an acceleration of vesting of shares of restricted stock that occurred when the annual shareholder meeting was held in September instead of December.

Product Development. The Company incurred product development activities related to its next generation TDI Optimiser™ application during the three months ended September 30, 2018 and 2017. The Company capitalized product development costs of approximately $78,500 and $128,000 during the three month periods ended September 30, 2018 and 2017, respectively. The Company has a mature set of products and services that do not include significant ongoing development activities and as such there could be periods of time where our level of internal and external spending on product development may not be significant. We concluded significant development activities of our TDI Optimiser™ application that qualify for capitalization during the third quarter of 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2018 was approximately $104,900 as compared to approximately $69,900 in 2017.  The increase in depreciation and amortization reflects significant increases in our depreciable asset base related to capital leases of approximately $360,000 recognized during the last quarter of fiscal 2017.

Interest Income. Interest income for the three month period ended September 30, 2018 was approximately $1,000, as compared to approximately $2,000 in 2017.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest throughout the quarter compared to 2017.

Interest Expense. Interest expense for the three months ended September 30, 2018 was approximately $21,600 as compared to approximately $14,000 in 2017.  The increase in interest expense was due to higher debt related to capital leases and line of credit advances and the length of time such advances were outstanding.

Income Taxes. Income tax expense for the three month period ended September 30, 2018 was approximately $24,800, as compared to $17,200 in 2017.  The increase in income tax expense for the three month period ended September 30, 2018 is due to anticipated higher taxable foreign earnings in the Republic of Ireland.

Net Loss. As a result of the cumulative factors annotated above, the net loss for the three month period ended September 30, 2018 was approximately $110,000, as compared to approximately $314,600 in the same period last year.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

Revenues. Revenues for the nine month period ended September 30, 2018 were approximately $58.9 million, an increase of approximately $2.9 million, as compared to approximately $56.0 million in 2017. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2018	2017	Variance
	(Unaudited)
Carrier Services	$36,199,890	$33,522,669	$2,677,221
Managed Services:
Managed Service Fees	16,709,827	16,859,799	(149,972)
Billable Service Fees	1,553,750	2,556,304	(1,002,554)
Reselling and Other Services	4,454,850	3,017,845	1,437,005

	$58,918,317	$55,956,617	$2,961,700

Carrier services increased due to additional task orders issued under our U.S. Department of Homeland Security (“DHS”) blanket purchase agreement (“BPA”) for carrier services, including new task orders issued by the U.S. Coast Guard and other existing agencies as compared to the same period last year.

Our managed services revenue decreased as compared to last year primarily due to accessories order fulfillment timing differences related to the federal government fiscal year end (which is September 30th), our decision to exit unprofitable customer contracts during the fourth quarter of 2017 and to a lesser extent acquisition-related customer attrition that occurred during the fourth quarter of 2017.

Billable service fee revenue decreased as compared to last year due to our decision during the fourth quarter of 2017 to exit low margin legacy commercial consulting projects. We were able to partially offset the impact of lower commercial billable service fee revenue with the ramp up of services delivered through our partnerships with large systems integrators.

Reselling and other services increased as compared to last year due to a few large product resales to agencies of the U.S. federal government.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2018 was approximately $48.1 million (or 82% of revenues), as compared to approximately $45.9 million (or 82% of revenues) in 2017. The dollar increase was driven by an increase in reselling transactions and higher labor costs to support the U.S. Coast Guard implementation and other billable service fee contracts implemented during the third quarter of 2018.

Gross Profit. Gross profit for the nine month period ended September 30, 2018 was approximately $10.8 million (or 18% of revenues), as compared to approximately $10.1 million (or 18% of revenues) in 2017 . The increase in gross profit dollars reflects higher margin managed services; and to a lesser extent margins related to reselling transactions as compared to last year.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2018 was approximately $1.4 million (or 2% of revenues), as compared to approximately $1.7 million (or 3% of revenues) in 2017. In 2017, we eliminated ineffective sales and marketing assets and did not rehire additional resources right away and as a result our 2018 sales and marketing costs declined as compared to last year.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2018 were approximately $10.0 million (or 17% of revenues), as compared to approximately $10.7 million (or 19% of revenues) in 2017. Included in general and administrative expense for the nine month period ended September 30, 2017 were non-recurring expenses of approximately $0.6 million, which included a $0.2 million loss on disposal that occurred when the Company relocated its operating facility to Columbus and $0.4 million in severance paid to our former Chief Executive Officer. Excluding these non-recurring costs our general and administrative expense were slightly lower as compared to last year.

Product Development. Product development costs for the nine month period ended September 30, 2018 were approximately $230,100 which was capitalized. Product development costs for the nine month period ended June 30, 2017 were approximately $579,800, of which we capitalized approximately $360,700 in costs associated with our next generation TDI Optimiser™ application.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2018 was approximately $312,800 as compared to approximately $212,700 in 2017.  There was an increase in our depreciable asset base during the fourth quarter of 2017 when we entered into a large hardware and software capital lease to efficiently expand the capacity of our TM2 platform infrastructure.

Interest Income. Interest income for the nine month period ended September 30, 2018 was approximately $6,300, as compared to approximately $11,600 in 2017.  Our investable cash balances were lower as compared to last year.

Interest Expense. Interest expense for the nine month period ended September 30, 2018 was approximately $71,500 as compared to approximately $36,400 in 2017.  The increase in interest expense was due to higher debt related to capital leases and line of credit advances and the length of time such advances were outstanding and the interest rate paid. Our line of credit advances were higher than last year due to the way in which our current bank processes line advances.

Income Taxes. Income tax expense for the nine month period ended September 30, 2018 was approximately $45,800 as compared to approximately $32,700 in 2017.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland as compared to the same period last year.

Net Loss. As a result of the cumulative factors annotated above, the net loss for the nine month period ended September 30, 2018 was approximately $1.0 million as compared to approximately $2.8 million in the same period last year.

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

At September 30, 2018, our net working capital was approximately $2.7 million as compared to $2.5 million at December 31, 2017. The increase in net working capital was primarily due to increased billings to customers during 2018. We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. We are actively renegotiating our contracts with customers to improve our cash flow by billing more than once a month, including tiered price increases and charging more for labor intensive services that were previously billed under firm fixed price contracts. Our single largest cash operating expenses is the cost of labor and company sponsored healthcare benefit programs. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure costs in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control.

For the nine months ended September 30, 2018, net cash used in operations was approximately $0.7 million driven by inventory purchases in September 2018 from international and specialty suppliers that require advance payment for large equipment and accessory orders. We anticipate billing for all equipment and accessory sales when these products are delivered in the fourth quarter of 2018.

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

For the nine months ended September 30, 2018, cash used in investing activities was approximately $0.4 million and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

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

For the nine months ended September 30, 2018, cash used in financing activities was approximately $0.2 million and reflects line of credit advances and payments of approximately $14.0 million, contingent consideration of approximately $100,000 paid related to our intellectual property acquisition of Probaris ID™ and capital lease principal repayments of approximately $75,700.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $62,600 as compared to last year. For the nine months ended September 30, 2017, the net effect of exchange rate changes increased the translated value of our foreign cash balances by approximately $173,300 due to appreciation of the Euro relative to the US dollar.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WIDEPOINT CORPORATION

Date:	November 14, 2018	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date:	November 14, 2018	/s/ KITO A. MUSSA
Kito A. Mussa
Chief Financial Officer