Form 10-K
period 2018-12-31
WIDEPOINT CORP
filed 2019-03-22
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,717,000.

As of March 22, 2019, there were 84,112,446 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●
Our ability to successfully execute our strategy;
●
Our ability to achieve and sustain profitability and positive cash flows;
●
Our ability to gain market acceptance for our products;
●
Our ability to win new contracts, execute contract extensions and expansion of services of existing contracts;
●
Our ability to re-win our Blanket Purchase Agreement with the Department of Homeland Security;
●
Our ability to compete with companies that have greater resources than us;
●
Our ability to penetrate the commercial sector to expand our business;
●
Our ability to borrow funds against our credit facility and renew or replace our credit facility on favorable terms or at all;
●
Our ability to raise additional capital on favorable terms or at all; and
●
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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Trusted Mobility Management (TM2) that consists of federally certified communications management, identity management, and bill presentment and analytics solutions. We also provide a professional services solution that is centered on the use of our proprietary advanced and federally certified software solutions and supported by our in-house subject matter experts.

We offer our TM2 solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TM2 solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. The flexibility of our TM2 solutions enables our customers to be able to quickly expand or contract their mobility management requirements. Our TM2 solutions are hosted and accessible on-demand through a secure federal government certified proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy identity management solutions that provide secured virtual and physical access to restricted environments.

Our Solutions

Our TM2 framework combines the strengths of our core capabilities into a single secure comprehensive enterprise-wide solution set that offers our customer’s the ability to securely enable and manage their mobile assets as described below:

Trusted Mobility Management (TM2)
Telecom Lifecycle Management	Mobile and Identity Management	Telecom Bill Presentment and Analytics
We offer comprehensive telecom lifecycle management solutions to both large commercial and governmental enterprises. Our solutions are delivered in a hosted and secure multi-modal delivery environment. Our solutions provide full visibility of telecom assets for our customers thereby enabling our customers to securely and efficiently manage all aspects of telecom assets all the while reducing the overall cost of ownership. We offer state-of-the-art call centers that are available 24/7 to help our users stay productive.

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

Sales Cycle

We sell service solutions to government and business enterprises. Our ability to successfully sell our services depends upon the relationships we build and maintain with key decisions makers at existing customers and prospective customer organizations. Our sales cycle is long and is often affected by many factors outside of our control including but not limited to customer specific proposal and acquisition processes, unique customer service requirements, the customer’s timetable and urgency, changes in key leadership and/or personnel that slows down the proposal or project, an evaluation by different functional groups within the prospective customers organization before a purchase decision is made by the organization, budgetary funding delays, intermittent U.S. federal government shutdowns, competitive bidding processes and other policy constraints, as well as additional factors that may lengthen the sales cycle. Many of these variables are outside our control and we attempt to manage the financial impact on us by building a large pipeline with opportunities that have overlapping sales cycles.

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

Sales Approaches

We approach selling our services under either a direct sales model under which we control the contract and key relationships or we partner with a large systems integrator subcontractor to provide our TM2 solution as part of their overall total solution offering to the end customer. We have historically grown our business under the direct sales model; however, during fiscal 2018 we closed a significant portion of our new sales through our partnerships with large systems integrators. While we believe we can continue to be successful growing our sales through both models, larger scale opportunities likely exist when we partner with large systems integrators.

Our sales approaches are summarized below:

Systems Integrators. We partner with large systems integrators to collectively pursue and win large market opportunities that include our TM2 solution within the scope of the solicitations. In these types of arrangements, we generally operate as a subcontractor and manage the customer relationship closely with the prime contractor. We do not utilize any channel partners or third-party firms in this sales approach.

Internal Sales Force. We have a team of sales professionals account managers and project managers that are responsible for identifying and pursuing commercial and government opportunities for our TM2 offerings. We take a team approach for engaging with a potential customer. Our sales teams consists of sales lead, account managers, solution experts and other subject matter experts to assist with execution of product demonstrations, proposal creation and submission, contract negotiation, relationship management, sales closing and final transition of closed deals to the operations team. Sales commissions are calculated and paid based on net collected gross managed service revenues times a fixed commission rate that declines over the base term of the contract. There are no commissions paid after the base term expires.

Upselling and Cross Selling. After a customer is on boarded, we focus on delivering our service promise and then upsell and cross sell our TM2 solution offerings. We may enter into preferred supplier network programs agreements with our customers and offer our TM2 solutions on similar terms and conditions to their suppliers and customer which in turn could increase our potential sales opportunities. We also directly ask our customers for referrals into their professional network, customer and supplier groups to drive additional sales opportunities.

Indirect Sales Approach. We may use an indirect sales approach to reach new target markets by outsourcing our lead generation and certain business development activities through a third-party channel partner. We do not use this sales approach very often due to the high cost of commissions charged by these channel partners as their commission terms often span the entire life of the customer relationship which may not be financially viable to the customer or us. We do not anticipate using this sales approach extensively to drive sales opportunities.

Our sales team has a wide variety of skills and expertise to cultivate qualified leads and guide our prospective customers towards finding a solution that meets their organization’s goals and objectives.

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

We engage in a wide variety of broad-based and targeted marketing campaigns designed to broaden market awareness of our solutions and expertise. Broad-based marketing campaigns include attending and speaking at industry and tradeshows, website marketing, publishing technical whitepapers and use case studies, topical webcasts, public relations campaigns, subject matter expert forums and industry visibility initiatives. Targeted marketing campaigns including internet search engine optimization, directed e-mail and direct mail, co-marketing strategies designed to leverage existing customer and network relationships.

Customer Concentrations

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime contractor, or as a subcontractor. We believe that contracts with federal government agencies in particular, will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial customers through our relationships with large systems integrators. Accordingly, negative changes in federal government fiscal or spending policies (including continuing budget resolutions and government shutdowns) that impact the spending budgets of our key government customers, including Department of Homeland Security, will directly affect our financial performance.

We expect all of our customers to be motivated to meet their organizational needs for mobile management and security objectives in this challenging mobile environment. As a result of delivering our TM2 service solution we can often save our customers up to 75% of their total spend on mobility and security management which translates into real cash savings. While most of our customers use their savings to purchase and upgrade their managed services our customers could potentially negatively impact our billable revenue base and result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services. We believe we have an attractive set of solutions and we also believe that government spending for cybersecurity services and solutions will increase for the foreseeable future.

Our government customer base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial customer base is located throughout the continental U.S., Canada, Europe and the Middle East. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from federal government contracts.

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

Government Contracts

We have numerous government contracts and contract vehicles. Our contracts with the federal government, and many contracts with other entities, permit the government customer to modify, curtail or terminate the contract at any time for the convenience of the government, or for default by the contractor. If a contract is terminated for convenience, we are generally reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

■
Department of Homeland Security Blanket Purchase Agreement (DHS BPA) for Cellular Wireless Managed Services.

■
Department of Health and Human Services Telecommunications Inventory and Expense Management Solutions contract.

■
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
Department of Justice Information Technology Support Services (“ITSS”) 3 contract

We will continue to build on our partnerships with key systems integrators to out compete our competitors for public and private sector opportunities.

Product Development and Technology Solution Enhancements

We believe that our existing technology platforms are adequate and meet our operational obligations to our customers. We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and meet our customer’s changing organizational requirements, as necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current development activities are focused on the integration of our heterogeneous services delivery platforms, and improving the security posture and delivery of our information technology services.

We utilize a standard architecture to ensure enhancements are subject to appropriate oversight and scrutiny and follow a consistent and efficient process. Our development team is comprised of professionals with hands-on technical and practical customer-side development experience. We believe this allows us to design and deploy enhancements that can resolve real-world problems in a timely manner.

We funded and expensed strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements totaling approximately $229,000 in 2018, which was capitalized and $579,800, of which $360,700 was capitalized in 2017. In 2019, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with customer integrations.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at five (5) data centers located in Ireland, Ohio, and Virginia, which we may consolidate in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously checks our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, service mark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary service as a solution, technology, operational processes and other intellectual property. We protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants and partners in an attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop software or services with the same functionality as our software and services.

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

Market Competition

Our TM2 market is centered around mobile management and security as shown below:

Target Markets. Our target market is highly fragmented and we compete with small and large companies that offer different components of TM2. We believe that we are presently the only provider of all three of these critical services offerings. We believe that our TM2 solution offering gives us a strong competitive advantage over our competitors due to our distinctive technical competencies, successful past contract performance with large commercial and government organizations, governmental certifications and approvals to operate within this space, price and value of services delivered, reputation for quality, and key management personnel with subject matter expertise.

Market Pricing. Pricing for services in our market lack of transparency due to the way in which our competitors price their services. Our competitors take advantage of this lack of pricing transparency and prospective customer’s lack of understanding and awareness of market pricing for services. Our competitors often take advantage of a prospective customer and will often heavily discount their prices to unprofitable levels thereby creating a commodity pricing environment that affects the value of the solution perceived by prospective customers, severely limits profitability for other service providers that provide better solutions, discourages further innovation and harms the customer in the end.  The costs to switch solutions can be high for a prospective customer even if they know their current solution is not working.

Our pricing for services are transparent and we attempt to match our customers need with the right level of services for a single inclusive fee whenever practical. We practice transparent pricing strategies that allow our customers to purchase our entire full-service solution or select only the services they require to meet their needs. We do not use introductory teaser rates to attract new customers or conduct bait and switch pricing tactics with our customers as is often practiced by our competitors. Pricing for our TM2 offering will vary depending on our prospective customer’s technology infrastructure, scale of their operations, workflow requirements and many other factors that can affect pricing.

We do not view our services as a commodity, and comparability of our TM2 offering against other competitors’ service offerings is not practical due to differences in pricing models described above and overall capabilities among competitors. As a result of this pricing differences between us and our competitors it can be difficult to compare to pricing models in our market.

All prospective customers tend to initially have price sensitivity and that often changes after we are able to demonstrate that our solutions will save them time and money. We believe our TM2 solution pricing is competitive and reflects the value of the solutions provide to our customers. Our goal is providing the best solution for our customers that meets their needs. We may not always be the lowest cost provider and as a result our ability to win new work and charge a reasonable fee for our services entirely depends on the value perceived by our customers.

Competition. Our TM2 solution crosses into several different market segments and as a result we do not have competitors that compete in all of the market segments in which we conduct business.  The following table outlines what areas of TM2 our competitors provide:

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

Contracting

We prefer to serve as the prime contractor when we win contract awards; however, we will often serve as a subcontractor and partner with a large systems integrator to win a larger market opportunity. We also may enter into strategic teaming agreements with another competitor or a vertical supplier to capture a market opportunity. Prospective customers in our target market use a wide array of contract vehicles to purchase technology services ranging from individual purchase orders, awards or consolidated service contracts (including blanket purchase agreements and similar indefinite delivery indefinite quantity contracts) that cover a range of technology services, of which we may or may not be able to provide all of the services to serve as the prime contractor.

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter to quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter; as well as the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

As of December 31, 2018, we had approximately 227 full-time employees (182 in the U.S. and 45 in Europe). We periodically engage additional consultants and employ temporary employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Corporate Information

We were incorporated on May 30, 1997 under the laws of the State of Delaware under the name WidePoint Corporation. Our principal executive offices are located at 11250 Waples Mill Rd., South Tower, Suite 210, Fairfax, Virginia 22030. Our internet address is www.widepoint.com. Information on our website is not incorporated into this Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Risks Related to our Business and our Industry

Our inability to successfully recompete and re-win our expiring DHS BPA contract, and on terms that do not material affect our profit margins, could have a material adverse impact on our results of operations.

Our DHS BPA expired on December 16, 2018 and was extended through June 16, 2019. The DHS BPA could potentially be further extended if required. While we believe we have a strong relationship and past performance under this expiring contract that may provide us with a competitive advantage in the re-compete process, there is no guarantee that we will be successful in our efforts. If we are unable to retain this contract the DHS may not be able to continue to use our services beyond fiscal 2020, unless they separate create and fund a different contract vehicle, which is unlikely. Revenue generated under this single DHS BPA for fiscal year ended December 31, 2018 was approximately $64.5 million (representing 77% of total revenue of which 13% related to managed service revenue); and our inability to successfully re-win this contract would have a material adverse effect on our future revenue, profitability and cash flows.

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We derive a significant amount of our annual revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. federal budget could directly affect our financial performance. Among the factors that could harm our business are:

■
curtailment of the federal government’s use of technology services firms;
■
a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Defense;
■
reductions in federal government programs or requirements, including government agency shutdowns and/or reductions in connection with sequestration;
■
any failure to raise the debt ceiling;
■
government inability to approve a budget and operate under a “Continuing Resolution”;
■
a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;
■
delays in the payment of our invoices by government payment offices;
■
federal governmental shutdowns, and other potential delays in the government appropriations process; and
■
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

We have a long history of net losses over the last six (6) years, including net losses of $1.5 million in 2018 and $3.5 million in 2017. Prior to fiscal 2018, a significant contributing factor driving our significant net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to sustain improvements in financial performance realized over the last six (6) calendar quarters and ultimately meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results.

We currently have access to a credit facility agreement, which requires us to maintain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate repayment of borrowings by our lender.

We have access to a credit facility, which consists of a variable line of credit to primarily to meet short term working capital requirements and to partially fund acquisition growth. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. If we are unable to meet future covenants, our lender could take adverse actions that might include raising our variable interest rate, accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. Similarly, if we are unable to renew the credit facility with our current lender or any other lender in the future, our business and operating results will suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

The loss of significant customer contracts, could also have an adverse impact on our financial results.

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leaves their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract with annual managed service revenues of more than $1 million, without any offsetting aggregate contract wins, could have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate additional cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss.

Also, the loss of a significant customer contract could also cause the Company to defer potentially advantageous strategic options. In the case of the loss of a material customer contract, the Company may be required to rapidly consider other strategic alternatives including selling a portion or all of our assets if our financial performance deteriorates as a result of key customer contract losses. Accordingly, the loss of a significant customer would have a material adverse effect on our operations.

Our sales cycles can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers may already have partial managed mobility solutions in place under fixed-term contracts, which may limit their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last up to a year or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer’s organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

Our service business operates in a market that is highly fragmented, price sensitive and subject to fierce competition. Additionally, rapid changes in technology affect our ability to respond timely with new and innovative product offerings to address new market needs. We have a significant presence in the U.S federal marketplace and we expect the intensity of competition for government contracts, as well as commercial contracts to increase in the future as existing competitors develop additional capabilities that better align with our core competencies and those of our target customer segment.

While we believe our customer service, strong customer retention and integrated technology solution sets are among our key differentiators, our competitors may offer introductory pricing and significantly discount their services to gain market share and/or in exchange for revenues with higher margin services in other areas or at later dates. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, have adequate financial resources to pay for and retain key personnel, and our business, financial condition and results of operations will be harmed.

Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results and limit our ability to adequately support marketing and promotion of new offerings; and also limit our ability to gain market acceptance of our new offerings.

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

A high percentage of our operating expenses, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects, including U.S. government shutdowns, may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations.

Additional points of clarification regarding factors that may negatively affect our earnings from quarter to quarter include changes in:

■
the contractual terms and timing of completion of projects, including achievement of certain business results;
■
acceptance of our products to commercial or government customers;
■
budgets for government customers;
■
the implementation of new projects ;
■
the adequacy of provisions for losses and bad debts;
■
the accuracy of our estimates of resources required to complete ongoing projects;
■
personnel, including the loss of key highly skilled personnel necessary to complete projects; and
■
general economic conditions.

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

Our portfolio of products, services, and solutions could become obsolete due to rapid technological changes and frequent new product and service introductions by our competitors in the mobile world. Additionally, frequent changes in mobile computing hardware and software technology, and resulting inconsistencies between the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions could affect our ability to efficiently deliver our services and harm our profit margins.

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

Our inability to accurately price and sell our product offerings at an acceptable profit margin that customers are willing to pay will have a negative impact on our business that could extend for a number of years.

Most of our contracts with customers have terms of three (3) to five (5) years, with optional additional renewal periods. Our government contracts generally consist of a base period award with 4 option periods depending on the needs of the agency issuing the contract award. Our commercial contracts have contractual terms of 3 or more years with automatic annual renewals in most cases. Most of our contracts are offered at firm fixed price per performance obligation such as price per unit managed. Due to the long-term nature of our firm fixed price contracts, any failure on our part to accurately define the scope of work and prevent scope creep, properly price our products to match the customer’s operating environment, or to effectively manage our costs to deliver against these performance obligations could have an adverse negative impact to our financial position and results of operations over a number of years. Additionally, our failure to complete our contractual performance obligations in a manner consistent with the contract could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

Our largest customers could unexpectedly terminate their contracts.

All of our government contracts contain a standard clause which allows the government to cancel our contract for convenience without penalty. Some of our commercial contracts with large enterprises contain contract clauses that include the ability to cancel a contract for convenience by the customer for convenience with limited advance notice and without significant penalty. In addition, our contracts with the federal government permit the governmental agency to modify, curtail or terminate the contract at any time for the convenience of the government. Termination, delay or modification of a contract by any large government or commercial customer could result in a loss of expected revenues and additional expenses for staff that were allocated to that customer’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract or we could ultimately lose the subject matter expertise for that contract and be required to retain more expensive staffing resources to perform the contract when it resumes. The unexpected cancellation or significant reduction in the scope of any of our large projects could have an immediate material adverse effect on our business, financial condition and results of operations.

We may be unable to successfully acquired complementary businesses, services or technologies to support our growth strategy.

We may in the future acquire or invest in complementary and supplementary businesses, services or technologies. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to acquire strategic assets. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

■
issue additional equity securities that would dilute our stockholders;
■
use cash that we may need in the future to operate our business;
■
incur debt on terms unfavorable to us or that we are unable to repay;
■
incur large charges or substantial liabilities; or
■
become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

If any of these risks materializes, our business and operating results would be harmed.

We may be liable to our customers for damages caused by our services or by our failure to remedy system failures.

Many of our projects involve technology applications or systems that are critical to the operations of our customers’ businesses. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our customers with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have created redundancy and back-up systems, any such failures by us could result in claims by our customers for substantial damages against us. Additionally, in the event we manage third party services on behalf of our customers and fail to execute in approved changes requested by our customers it could result in claims asserted by our customers for substantial damages against us.

Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide, and carry insurance coverage that mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our customers for these types of claims could still exceed our insurance coverage and be material in amount and affect our business, financial condition and results of operations.

We may be unable to protect our proprietary software and methodology.

Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and customers, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, statutory contracting regulations protect the rights of federal agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such agencies. We have attempted to put in place certain safeguards in our policies and procedures to protect intellectual property developed by employees. Our policies and procedures stipulate that intellectual property created by employees and its consultants remain our property. If we are unable to protect our proprietary software and methodology, the value of our business may decrease and we may face increased competition.

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

■
divert management’s attention;
■
result in costly and time-consuming litigation;
■
require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
■
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

Our net operating loss carry-forwards are subject to a valuation adjustment if we do not maintain and increase our profitability.

As of December 31, 2018, we had aggregate federal net operating loss carry-forwards of approximately $38.5 million and state net operating loss carry-forwards of approximately $39.8 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules esstablished under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

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

In addition, if our key employees resign from us or our subsidiaries to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. Although we require certain of our employees to sign agreements prohibiting them from joining a competitor, forming a competing company or soliciting our customers or employees for certain periods of time, we cannot be certain that these agreements will be effective in preventing our key employees from engaging in these actions or that courts or other adjudicative entities will substantially enforce these agreements.

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

■
the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;
■
requirements to register to conduct business in another state or country could increase our compliance costs;
■
requirements to post a bid guarantee or similar performance guarantee as part of a bid submission; and
■
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

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government contractors, our contracts are audited and reviewed on a regular basis by federal agencies, including the Defense Contract Audit Agency. An unfavorable audit of us, or of our subcontractors, could have a substantial adverse effect on our operating results. For example, any costs that were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether true or not true.

Security breaches or cybersecurity events in sensitive government systems could result in the loss of customers and negative publicity.

Many of the services we provide involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach or cybersecurity event in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government customers. In addition, sensitive personal data could be illegally accessed and/or stolen through a cybersecurity event. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenues.

Many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach or cybersecurity event, whether successful or not, would harm our reputation and could cause the loss of customers. Any of these events could have material adverse effects on our business, financial condition, and operating results.

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

Our failure to obtain and maintain security certifications and necessary security clearances may limit our ability to perform classified work directly for government customers as a prime contractor or subcontractor, which could cause us to lose business.

Some government contracts require us to maintain both federal and industry recognized security certifications of our systems, facility security clearances, and require some of our employees to maintain individual security clearances. If we are unable to maintain security certifications of our systems, or our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, our customer may have the right to terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain or maintain the required security certifications and clearances for a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenues anticipated from the contract, which, if not replaced with revenues from other contracts, could harm our operating results. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new contracts for similar work.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

■
terminate existing contracts, with short notice, for convenience, as well as for default;
■
reduce orders under or otherwise modify contracts;
■
for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;
■
for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents
■
upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain customers;
■
terminate our facility security clearances and thereby prevent us from receiving classified contracts;
■
cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
■
decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
■
claim rights in solutions, systems, and technology produced by us;
■
prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;
■
subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and
■
suspend or debar us from doing business with the federal government.

If a federal government customer terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts or suspend or debar us from doing business with the federal government, our revenues and operating results would be materially harmed.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration, and performance of federal government contracts, which affect how we do business with our federal government customers and may impose added costs on our business. Among the most significant laws and regulations are:

■
the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;
■
the Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;
■
the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and
■
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

■
geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
■
lack of familiarity with and unexpected changes in foreign regulatory requirements;
■
longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
■
difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;
■
challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;
■
challenges in providing procurement, help desk and fulfillment capabilities for our international customers;
■
fluctuations in currency exchange rates;
■
potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
■
the burdens of complying with a wide variety of foreign laws and legal standards;
■
increased financial accounting and reporting burdens and complexities;
■
potentially slower adoption rates of communications management solutions services internationally;
■
political, social and economic instability abroad, terrorist attacks and security concerns in general; and
■
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

If we fail to effectively manage and develop our strategic relationships with key systems integrators, or if those third parties choose not to market and sell our TM2 offering, our operating results would suffer.

The successful implementation of our strategic goals is dependent in part on strategic relationships with key systems integrators. While our relationships with key systems integrators is new, we believe that our business relationship is strong and continuing to grow and we believe that our key systems integrators will continue to support the inclusion of our TM2 offering as part of their overall technology solution offering.

Some of our strategic relationships are relatively new and, therefore, it is uncertain whether these third parties will be able to market and sell our solution successfully or provide the volume and quality of customers that we believe may exist. If we are unable to manage and develop our strategic relationships, the growth of our customer base may be harmed and we may have to devote substantially more resources to the distribution, sales and marketing of our solution, which would increase our costs and decrease our earnings.

The emergence of one or more widely used, standardized communications devices or billing or operational support systems could limit the value and operability of our TM2 solution and our ability to compete with the manufacturers of such devices or the carriers using such systems in providing similar services.

Our TM2 solution derives its value in significant part from our communications management software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for the interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential market if such manufacturer or carrier, or its authorized licensees, were to develop one or more communications management solutions competitive with our solution.

A continued proliferation and diversification of communications technologies or devices could increase the costs of providing our software products or limit our ability to provide our TM2 offering to potential customers.

Our ability to provide our TM2 offering is dependent on the technological compatibility of our products with the communications infrastructures and devices of our customers and their communications service providers. The development and introduction of new communications technologies and devices requires us to expend significant personnel and financial resources to develop and maintain interoperability of our software products with these technologies and devices. Continued proliferation of communications products and services could significantly increase our research and development costs and increase the lag time between the initial release of new technologies and products and our ability to provide support for them in our software products, which would limit the potential market of customers that we have the ability to serve and the financial feasibility of our TM2 offering.

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

Defects or errors in our TM2 platform and/or processes could harm our reputation, impair our ability to sell our products and result in significant costs to us.

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

Risks Related To Our Common Stock

Our common stock price has been volatile and trading in a narrow range.

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

■
our inability to achieve and sustain profitability;
■
public announcements concerning us, our competitors or our industry;
■
externally published articles and analyses about us by retail investors and non-analysts;
■
changes in analysts’ earnings estimates;
■
the failure the meet the expectations of analysts;
■
fluctuations in operating results;
■
additional financings or capital raises;
■
introductions of new products or services by us or our competitors;
■
announcements of technological innovations;
■
additional sales of our common stock or other securities;
■
trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time; or
■
our inability to gain market acceptance of our products and services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2018 for our U.S. locations:

			Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

7926 Jones Branch Drive, Suite 520	McLean, VA 22102	August 2019	5,437	$17	$93,500
11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$28	$336,000
8351 N High Street, Suite 200	Columbus, OH 43235	September 2027	14,382	$9	$127,300
2 Eaton Street Suites 800/807	Hampton, VA 23669	November 2019	4,519	$15	$66,300

The following table presents our property locations at December 31, 2018 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$31	$186,000

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

Holders

As of the close of business on March 22, 2019, there were 113 registered holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company.

Dividend Policy

We have never paid dividends on our Common Stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in growing our business base. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the fourth quarter of 2018.

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

Strategic Focus

We successfully executed on our two key goals for 2018 by stabilizing the business and rebranding our solution offerings into a single cohesive offering called Trusted Mobility Management, or TM2. Looking forward to fiscal 2019, we will be focusing more of our attention on the following key goals:

■
continued focus on selling high margin managed services as one unified company,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator partners,
■
improving our proprietary platform and products, which includes placing ITMS™ onto GovCloud and receive a FedRAMP certification, and
■
expanding our solution offerings into the commercial space.

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth. Our next steps towards achieving our longer-term goals include:

■
pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■
delivering new incremental offerings to add to our existing TM2 offering,
■
developing and testing innovative new offerings that enhance our TM2 offering, and
■
transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

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

Segments

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.

Our customers view our market as a singular business and demand an integrated and scalable suite of enterprise-wide solutions. Our TM2 offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services. The amount of labor required to perform our contract obligations may vary significantly contract to contract depending on the customer’s specific requirements; however, the way in which we perform these services is consistent across the company and requires a connected group of internal subject matter experts and support personnel.

We conduct business with our customers through six operating entities that were acquired through acquisitions; however, where a customer contract is tied to neither affect how we deliver our services nor does it affect how we allocate our financial resources to deliver against our performance obligations. We are required to maintain books and records for these legal entities for tax purposes as long as they remain active; however, we are in the process of eliminating legacy operating entities in favor of a more streamlined operating structure and to simplify producing our financial results.

In order to evaluate a managed service business model our CODM and the senior executive team measure financial performance based on our overall mixture of managed and carrier services and related margins. These financial metrics provide a stronger indication of how we are managing our key customer relationships; and it also determines our overall profitability.

We present a single segment for purposes of financial reporting and prepared consolidated financial statements upon that basis.

Revenue Recognition

Our managed services solutions may require a combination of labor, third party products and services. Our managed services are generally not interdependent and our contract performance obligations are delivered consistently on a monthly basis. We do not typically have undelivered performance obligations in these arrangements which would require us to spread our revenue over a longer period of time. In the event there are undelivered performance obligations our practice is to defer such revenue and recognize when the performance obligation has been satisfied.
.
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

Our revenue recognition policies for our billable managed services is summarized and shown below:

■
Managed services are delivered on a monthly basis based on a standard fixed pricing scale and sensitive to significant changes in per user or device counts which form the basis for monthly charges. Revenue is recognized upon the completion of the delivery of monthly managed services based on user or device counts or other metrics. Managed services are not interdependent and there are no undelivered elements in these arrangements.

■
Identity services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. There are two aspects to issuing an identity credential to an individual that consists of identity proofing which is a significant part of the service and monthly credential valuation services which enable the credential holder to access third party systems. Identity proofing services are not bundled and do not generally include other performance obligations to deliver. Revenue is recognized from the sales of identity credentials to an individual or organization upon issuance less a portion deferred for monthly credential validation support services. In the case of bulk sales or consoles revenue is recognized upon issue or availability to the customer for issuance. There is generally no significant performance obligation to provide post contract services in relation to identity consoles delivered. Identity certificates issued have a fixed life and cannot be modified once issued.

■
Audit services are earned based on actual savings delivered to a customer. We earn professional fees for our services based on a percentage of proven savings. We recognize contingent based service arrangements when our savings results are verified by the carrier and accepted by the customer. Contingent fees earned are calculated based on projected or proven savings multiplied by an agreed upon recovery rate. Cost associated with contingent fee arrangements are recognized as incurred.

Our revenue recognition policies for our billable labor services is summarized and shown below:

■
Billable services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. We recognize revenues for professional services performed based on actual hours worked and actual costs incurred.

Our revenue recognition policies for our billable reselling services is summarized and shown below:

■
Reselling services require the Company to acquire third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

Our revenue recognition policies for our billable carrier services is summarized and shown below:

■
Carrier services are delivered on a monthly basis and consist of phone, data and satellite and related mobile services for a connected device or end point. These services require us to procure, process and pay communications carrier invoices. We recognize revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans. For arrangements in which we do not have such economic risk we recognize revenues and related costs on a net basis.

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. We have the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. We bypassed using a qualitative assessment for 2018.

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

When preparing discounted cash flow models under the income approach, we estimate future cash flows using the reporting unit’s internal five-year forecast and a terminal value calculated using a growth rate that management believes is appropriate in light of current and expected future economic conditions. We then apply a discount rate to discount these future cash flows to arrive at a net present value amount, which represents the estimated fair value of the reporting unit. The discount rate applied approximates the expected cost of equity financing, determined using a capital asset pricing model. The model generates an appropriate discount rate using internal and external inputs to value future cash flows based on the time value of money and the price for bearing the uncertainty inherent in an investment.

We had approximately $18.5 million of goodwill as of December 31, 2018. The fair value of our single reporting unit was above carrying value; accordingly, we have concluded that goodwill is not impaired at December 31, 2018. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from our current assumptions.

Allowance for Doubtful Accounts

We have not historically maintained an allowance for doubtful accounts for our federal government customers as we have not experienced material or recurring losses. Allowances for doubtful accounts relate to commercial accounts receivable and such an allowance represents management’s best estimate of the losses inherent in the Company’s outstanding trade accounts receivable. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the customers’ previous payment history and current ability to pay its obligation, and the condition of the general economy and the industry as a whole. Customer account balances outstanding longer than 120 days that have not been settled in accordance with contract terms or for which no firm payment commitments exist are placed with a third party collection agency and a reserve is established. We write off the reserved accounts receivable against the existing allowance after it is determined that such accounts are ultimately uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense.

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

During the year ended December 31, 2018, the Company recorded net provisions for bad debt expense totaling approximately $4,800 related to commercial contracts.

Share-Based Compensation

We issue share-based compensation awards to employees, directors, an on occasion to non-employees upon which the fair value of awards is subject to significant estimates made by management. The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”), which uses the assumptions of no dividend yield, risk free interest rates and expected life (in years) of approximately two (2) to ten (10) years.

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

The Company’s significant deferred tax assets consist of net operating loss carryforwards, share-based compensation and intangible asset amortization related to prior business acquisitions. Should a change in facts or circumstances lead to a change in judgment about the ultimate ability to realize a deferred tax asset (including our utilization of historical net operating losses and share-based compensation expense), the Company records or adjusts the related valuation allowance in the period that the change in facts or circumstances occurs, along with a corresponding increase or decrease to the income tax provision.

  2018 Results of Operations

Year Ended December 31, 2018 Compared to the Year ended December 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were approximately $83.7 million, an increase of approximately $7.8 million (or 10%), as compared to approximately $75.9 million in 2017. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2018	2017	Variance

Carrier Services	$50,050,000	$45,003,335	$5,046,665
Managed Services:
Managed Service Fees	25,232,019	22,810,476	2,421,543
Billable Service Fees	1,838,018	3,257,840	(1,419,822)
Reselling and Other Services	6,558,859	4,812,595	1,746,264

	$83,678,896	$75,884,246	$7,794,650

■
Our carrier services increased due to the implementation of the U.S. Coast Guard contract during the second half of fiscal 2018 and to a lesser extent task orders that were issued under our DHS BPA for additional carrier services, as compared to last year.

■
Our managed service fees increased due to implementation of new government customers, expansion of managed services for existing government and commercial customer as well as increases in sales of accessories to our government customers as compared to last year.

■
Billable service fees decreased as compared to last year due to our decision in fiscal 2017 to discontinue low margin legacy business. We were able to partially offset the impact of lower commercial billable service fee revenue with the ramp up of services delivered through our partnerships with large systems integrators.

■
Reselling and other services increased as compared to last year due to a few large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2018	2017	Variance

U.S. Federal Government	$66,346,922	$58,625,389	$7,721,533
U.S. State and Local Governments	445,855	394,704	51,151
Foreign Governments	148,155	193,565	(45,410)
Commercial Enterprises	16,737,964	16,670,588	67,376

	$83,678,896	$75,884,246	$7,794,650

■
Our sales to federal government customers increased due to the implementation of the U.S. Coast Guard during the third quarter of fiscal 2018 and one additional reselling order processed for the U.S. Airforce. We did not experience any significant attrition of our government customer base in fiscal 2018.

■
Our sales to state and local governments increased as compared to last year due to increases in the number of units managed.

■
Our sales to foreign governments decreased as compared to last year due to a slow-down in the timing of sales of perpetual licenses.

■
Our sales to commercial enterprises increased as compared to last year due incremental expansion of managed services with existing customers.

Cost of Revenues

Cost of revenues for the year ended December 31, 2018 were approximately $68.4 million (or 82% of revenues) as compared to approximately $62.1 million (or 82% of revenues) in 2017. The dollar increases were driven by an increase in reselling transactions and higher labor costs to support the U.S. Coast Guard implementation and other billable service fee contracts implemented during the third quarter of 2018. We expect an increase in our cost of revenues as compared prior periods as subject matter experts and support personnel transition from internal administrative projects to support new customer implementations.

Gross Profit

Gross profit for the year ended was approximately $15.3 million (or 18% of revenues), as compared to approximately $13.7 million (or 18% of revenues) in 2017.  A substantial portion of our gross profit dollars are derived from managed services; however, the magnitude of carrier services decreases our overall gross profit margin. Excluding carrier services, our gross profit was approximately 45% for fiscal 2018 as compared to 44% for fiscal 2017.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2018 was approximately $1.7 million (or 2% of revenues), as compared to approximately $2.2 million (or 3% of revenues) in 2017. In 2017, we eliminated ineffective sales and marketing assets and focused our attention retaining and upselling our current customers, pursuing teaming agreements with large systems integrators on larger opportunities, and partnering with our suppliers to cross sell our services to their existing customers.

General and administrative expenses for the year ended December 31, 2018 were approximately $13.3 million (or 16% of revenues), as compared to approximately $14.4 million (or 19% of revenues) in 2017.  The dollar and percentage decrease in general and administrative expenses is primarily due to a reduction in management and non-management administrative staff positions as compared to last year. Excluding the impacts of approximately $1.2 million in non-recurring severance ($1.0 million), office sale and closure costs ($0.2 million), our general and administrative expense was flat as compared to last year and reflects our steady state cost run rate.

Product development costs for the year ended December 31, 2018 were approximately $229,000, which was capitalized. Product development costs for the year ended December 31, 2017 were approximately $579,800, of which we capitalized internally developed software costs of approximately $360,700 related to costs associated with our next generation TDI Optimiser™ application. We do not have any significant product development plans for fiscal 2019.

Depreciation expense for the year ended December 31, 2018 was approximately $415,300, as compared to approximately $338,300 in 2017.  A substantial portion of the increase in our depreciable fixed asset base was attributable to asset additions that occurred during the fourth quarter of 2017.

Other Income (Expense)

Interest income for the year ended December 31, 2018 was approximately $6,800, as compared to approximately $15,400 in 2017.  The decrease was due to lower amounts of cash and cash equivalents being held in interest bearing accounts and the length of time those deposits were earning interest as compared to last year.

Interest expense for the year ended December 31, 2018 was approximately $79,500 (or less than 1% of revenues), an increase of approximately $27,300, as compared to approximately $52,200 (or less than 1% of revenues) of interest expense in 2017.  The increase in interest expense was due to higher debt related to capital leases, line of credit advances and the length of time such advances were outstanding.

Other income (expense) for both periods did not include any significant items.

Provision for Income Taxes

Income tax provision for the year ended December 31, 2018 was approximately $1.2 million, as compared to approximately $38,000 in 2017. The current year income tax provision includes state minimum taxes and foreign taxes payable; as well as an adjustment of $1.2 million to deferred tax liabilities related to amortization of goodwill that erroneously had not been established in prior periods. This adjustment was a non-cash expense and increased tax expense and net loss by $1.2 million for the year ended December 31, 2018. The Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim periods.

Net Loss

As a result of the factors above, the net loss for the year ended December 31, 2018 was approximately $1.5 million as compared to approximately $3.5 million in 2017.

Liquidity and Capital

Net Working Capital

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Access National Bank for up to $5.0 million.

At December 31, 2018, our net working capital was approximately $3.9 million as compared to $2.5 million at December 31, 2017. Our increase in net working capital was primarily due to higher accounts receivable and unbilled receivables arising from recently implemented government contracts. We utilized a significant portion of our available cash to manage through collection delays that were caused by the partial government shutdown during December 2018. In February 2019, the federal government reopened and all delayed invoices are expected to be paid.

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

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expense is labor and company sponsored benefits. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease our facilities under non-cancellable long term contracts. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control, including intermittent U.S. federal government shutdowns related to budgetary funding issues.

For the year ended December 31, 2018, net cash used in operations was approximately $2.1 million driven by an increase in uncollected accounts receivable and a temporary slowdown in billing out unbilled accounts receivable due to the government shutdown.

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

For the year ended December 31, 2018, cash used in investing activities was approximately $0.5 million and predominantly consisted of computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

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

For the year ended December 31, 2018, cash used in financing activities was approximately $0.2 million and consisted of capital lease principal repayments of approximately $101,700, contingent consideration of approximately $100,000 paid related to our intellectual property acquisition of Probaris ID™, partially offset by proceeds of approximately $44,000 from the exercise of stock options. The Company was advanced and repaid approximately $14.0 million in cumulative line of credit advances during the year.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $57,600 as compared to last year. For the year ended December 31, 2017, the net effect of exchange rate changes increased the translated value of our foreign cash balances by approximately $212,400 due to appreciation of the Euro relative to the US dollar.

Credit Facilities and Other Commitments

At December 31, 2018, there were no outstanding borrowings against the Company’s $5.0 million working capital credit facility with Access National Bank. At December 31, 2018, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future. The available amount under the working capital credit facility is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of our eligible accounts receivable. The facility is secured by a first lien security interest on all of our personal property, including its accounts receivable, general intangibles, inventory and equipment. On February 19, 2018, the Company entered into a first modification agreement (the “First Modification Agreement”) with Access National Bank to amend its existing $5.0 million working capital credit facility. The First Modification Agreement (i) increased the interest rate for the working capital line of credit from the Wall Street Journal prime rate plus 1.0% and (ii) reduced the Company’s minimum adjusted tangible net worth covenant from at least $4.0 million for the quarter ended December 31, 2017 (increasing to $4.5 million for subsequent quarters) to at least $2.0 million for each quarter. The facility also requires us to maintain a current ratio of 1.1 to 1 tested quarterly.

Effective April 30, 2018, the Company entered into a second modification agreement (“Second Modification Agreement”) with Access National Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2019 and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest, taxes, depreciation and amortization, plus share-based compensation, plus non-cash charges (EBITDA) (as defined in the Modification Agreement) of at least two times interest expense to be measured as of the last day of each quarterly period.

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on April 30, 2019, along with cash on hand, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business during fiscal 2019. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Obligation Type	2019	2020	2021	2022	2023	Thereafter	Total

Operating lease obligations (1)	$935,000	$793,000	$811,000	$839,000	$1,240,500	$3,888,500	$8,507,000
Capital lease obligations	121,000	121,000	6,000	-	-	-	248,000

	$1,056,000	$914,000	$817,000	$839,000	$1,240,500	$3,888,500	$8,755,000

(1)
Includes base minimum rent and estimated annual operating expenses and real estate tax due under lease agreement.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements and schedules required hereunder and contained herein are listed under Item 15 below.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was not effective as of December 31, 2018 due to the existence of a material weakness in ICOFR related to deferred income tax accounting. The material weakness identified related to an error in the application of a complex technical deferred income tax accounting presentation that was non-cash in nature.

To address this specific identified material weakness both management and the tax firm that assists management with the preparation of its interim and annual tax provision calculations discussed the Company’s significant tax matters and validated through the tax provision calculation that all significant deferred tax accounts were identified, accounted for, and presented as required.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemptions for smaller reporting companies.

Our system of ICOFR was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

Except for the material weakness identified related to deferred income tax accounting, there were no changes in the Company’s ICOFR during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Directors, Nominees and Executive Officers	warrants and rights	warrants and rights	column (a)

Equity Compensation Plans:

Approved by security holders	4,013,334	$0.58	2,345,794

Not approved by security holders	-	$0.00	-

Total	4,013,334	$0.58	2,345,794

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2019 Annual Meeting of Stockholders.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■      Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flow for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

■      Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

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
filed on February 19, 2018).

10.2.2	Second Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018).
10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)
10.5
Form of Restricted Stock Award Agreement under WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on
Form 8-K, as filed on March 2, 2018)

10.6
Form of Stock Option Award Agreement under WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Exhibit 10.3 to Registrant’s Current Report on
Form 8-K, as filed on March 2, 2018)

10.7	Employment Agreement between Kito Mussa and WidePoint Corporation* (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on December 29, 2017)
10.8	Appointment and Standstill Agreement (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on July 20, 2017)
10.9	Appointment and Standstill Agreement dated July 3, 2018 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on July 3, 2018)
10.10	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.)
21	Subsidiaries of WidePoint Corporation (Filed herewith).
23.1	Consent of Moss Adams LLP (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.	Interactive Data Files
101.	INS+ XBRL Instance Document
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

WidePoint Corporation

Date:	March 22, 2019	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date:	March 22, 2019	/s/ KITO A. MUSSA
Kito A. Mussa
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 22, 2019	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	March 22, 2019	/s/ OTTO GUENTHER
Otto Guenther
Chairman of the Board

Dated:	March 22, 2019	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated:	March 22, 2019	/s/ MORTON S. TAUBMAN
Morton S. Taubman
Director

Dated:	March 22, 2019	/s/ RICHARD L. TODARO
Ricgard L. Todaro
Director

Dated:	March 22, 2019	/s/ ALAN HOWE
Alan Howe
Director

Dated:	March 22, 2019	/s/ PHILIP RICHTER
Philip Richter
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' and the Board of Directors
WidePoint Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 22, 2019

We have served as the Company’s auditor since 2007.

  WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	DECEMBER 31,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,431,892	$5,272,457
Accounts receivable, net of allowance for doubtful accounts
of $106,733 and $107,618 in 2018 and 2017, respectively	11,089,315	8,131,025
Unbilled accounts receivable	9,566,170	8,131,448
Other current assets	1,086,686	767,944

Total current assets	24,174,063	22,302,874

NONCURRENT ASSETS
Property and equipment, net	1,012,684	1,318,420
Intangibles, net	3,103,753	3,671,506
Goodwill	18,555,578	18,555,578
Other long-term assets	209,099	44,553

Total assets	$47,055,177	$45,892,931

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,363,621	$7,266,212
Accrued expenses	10,716,438	9,796,350
Deferred revenue	2,072,344	2,348,578
Current portion of capital leases	107,325	101,591
Current portion of other term obligations	192,263	203,271

Total current liabilities	20,451,991	19,716,002

NONCURRENT LIABILITIES
Capital leases, net of current portion	122,040	232,109
Other term obligations, net of current portion	73,952	78,336
Deferred revenue	466,714	264,189
Deferred tax liability	1,523,510	392,229

Total liabilities	22,638,207	20,682,865

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,112,446 and 83,031,595 shares
issued and outstanding, respectively	84,113	83,032
Additional paid-in capital	94,926,560	94,200,237
Accumulated other comprehensive loss	(186,485)	(122,461)
Accumulated deficit	(70,407,218)	(68,950,742)

Total stockholders’ equity	24,416,970	25,210,066

Total liabilities and stockholders’ equity	$47,055,177	$45,892,931

 The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2018	2017

REVENUES	$83,678,896	$75,884,246
COST OF REVENUES (including amortization and depreciation
of $892,314, and $1,154,901, respectively)	68,409,219	62,194,187

GROSS PROFIT	15,269,677	13,690,059

OPERATING EXPENSES
Sales and marketing	1,743,693	2,202,913
General and administrative expenses (including share-based
compensation of $683,404, and $387,210, respectively)	13,301,052	14,392,660
Product development	-	219,141
Depreciation and amortization	415,337	338,314

Total operating expenses	15,460,082	17,153,028

LOSS FROM OPERATIONS	(190,405)	(3,462,969)

OTHER (EXPENSE) INCOME
Interest income	6,797	15,352
Interest expense	(79,540)	(52,158)
Other income	(2)	3,805

Total other expense	(72,745)	(33,001)

LOSS BEFORE INCOME TAX PROVISION	(263,150)	(3,495,970)
INCOME TAX PROVISION	1,193,326	37,967

NET LOSS	$(1,456,476)	$(3,533,937)

BASIC LOSS PER SHARE	$(0.02)	$(0.04)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,274,171	82,911,730

DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,274,171	82,911,730

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	YEARS ENDED
	DECEMBER 31,
	2018	2017

NET LOSS	$(1,456,476)	$(3,533,937)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(64,024)	186,908

Other comprehensive (loss) income	(64,024)	186,908

COMPREHENSIVE LOSS	$(1,520,500)	$(3,347,029)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2017	82,730,134	$82,730	$93,920,095	$(309,369)	$(65,416,805)	$28,276,651

Issuance of common stock —
options exercises	30,000	30	17,070	-	-	17,100

Issuance of common stock —
restricted	271,461	272	(124,138)	-	-	(123,866)

Stock compensation expense —
restricted	-	-	157,857	-	-	157,857

Stock compensation expense —
non-qualified stock options	-	-	229,353	-	-	229,353

Foreign currency translation —
gain	-	-	-	186,908	-	186,908

Net loss	-	-	-	-	(3,533,937)	(3,533,937)

Balance, December 31, 2017	83,031,595	$83,032	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

Issuance of common stock —
options exercises	100,000	100	43,900	-	-	44,000

Issuance of common stock —
restricted	980,851	981	(981)	-	-	-

Stock compensation expense —
restricted	-	-	387,690	-	-	387,690

Stock compensation expense —
non-qualified stock options	-	-	295,714	-	-	295,714

Foreign currency translation —
(loss)	-	-	-	(64,024)	-	(64,024)

Net loss	-	-	-	-	(1,456,476)	(1,456,476)

Balance, December 31, 2018	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

 The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,456,476)	$(3,533,937)
Adjustments to reconcile net loss to net cash used in
operating activities:
Deferred income tax expense (benefit)	1,128,213	(1,619)
Depreciation expense	551,305	414,637
Provision for doubtful accounts	4,803	62,522
Amortization of intangibles	756,346	1,078,578
Amortization of deferred financing costs	17,304	19,304
Share-based compensation expense	683,404	387,210
Gain on sale of assets held for sale	-	(66,683)
Loss on disposal of fixed assets	-	179,761
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(4,502,811)	(2,766,467)
Inventories	(26,986)	(33,060)
Prepaid expenses and other current assets	(269,348)	(278,174)
Other assets	(172,364)	23,514
Accounts payable and accrued expenses	1,190,046	151,732
Income tax payable	10,179	43,176
Deferred revenue and other liabilities	(48,505)	1,327,745

Net cash used in operating activities	(2,134,890)	(2,991,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(261,505)	(695,622)
Software development costs	(228,841)	(368,872)
Proceeds from sale of assets held for sale	-	236,451
Proceeds from the sale of property and equipment	-	55,083

Net cash used in investing activities	(490,346)	(772,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	14,048,741	20,339,250
Repayments of bank line of credit advances	(14,048,741)	(20,339,250)
Principal repayments of long-term debt	-	(82,440)
Principal repayments under capital lease obligations	(101,698)	(79,737)
Debt issuance costs	-	(31,273)
Contingent consideration payment	(100,000)	-
Restricted stock award tax liability payment	-	(122,336)
Proceeds from exercise of stock options	44,000	17,100

Net cash used in financing activities	(157,698)	(298,686)

Net effect of exchange rate on cash and equivalents	(57,631)	212,366

NET DECREASE IN CASH	(2,840,565)	(3,851,041)

CASH AND CASH EQUIVALENTS, beginning of period	5,272,457	9,123,498

CASH AND CASH EQUIVALENTS, end of period	$2,431,892	$5,272,457

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2018	2017

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$51,953	$23,674
Cash paid for income taxes	$44,633	$8,969
Cash received from income tax refund	$-	$2,674

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of contingent consideration paid in connection
with software asset purchase (Note 3)	$-	$100,000
Insurance policies financed by short term notes payable (Note 13)	$195,246	$191,438
Acquisition of assets under capital lease obligation (Notes 8 and 13)	$-	$391,105

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997 and conducts operations through its wholly-owned operating subsidiaries in the United States, Ireland, the Netherlands and the United Kingdom. The Company’s principal executive and administrative headquarters is located in Fairfax, Virginia.

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2). The Company’s TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™). The Company’s ITMS™ platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TM2 platform. The Company’s TM2 platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

The Company adopted the standard through the application of the portfolio approach and selected a sample of customer contracts to assess under the guidance of the new standard that are characteristically representative of each revenue stream. The Company has completed its review of the sample contracts, and there were no significant changes to the pattern or timing of revenue recognition as a result of adopting the new standard. The Company revised its revenue recognition policy as follows to incorporate the requirements of the new standard.

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

The Company reports products and services under the categories managed services and carrier services as described below:

   Managed Services.  The Company delivers managed services to business enterprises under a full-service, quasi full-service or self-service solution to suit the customers’ needs. A significant portion of our reported gross profit is tied to this service component. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements. The Company aggregates its billable revenue under the following groupings:

●
Managed Service Fees: The Company delivers managed services under firm fixed price contracts that include multiple performance obligations.

o
Revenue for fixed price services are generally completed and billed in the same accounting period and we charge a fixed fee for each performance obligation which may be tied to the number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued by the Company, certificate validation services installed in a customer’s environment, accessories sold and billable hours. Revenue from this service requires significant accounting estimates due to delays between completion of the service and the normal billing cycle.

o
Revenue for fixed price software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. Software sold as a term license is recognized ratably over the license term from the date the software is accepted by the customer. Implementation fees are recognized over the term of the license agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue from this service does not require significant accounting estimates.

●
Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and the Company charges a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material.

●
Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever primary economic risk exists. The Company has significant economic risk in these transactions as the Company is seen as the primary creditor, the Company carries inventory risk for undelivered products and services, the Company directly issues purchase orders to third party suppliers, and the Company has discretion in sourcing among many different suppliers. For those transactions in which the Company procures and delivers products and services to customers on its own account the Company does not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

Carrier Services. The Company bills for costs incurred to deliver phone, data and satellite and related mobile services for a connected device or end point. These services require us to procure, process and pay communications carrier invoices. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever it has primary economic risk. The Company has economic risk in these transactions when it is seen as the primary creditor, it directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or it has discretion in choosing optimal providers and rate plans. For arrangements in which the Company does not have such economic risk it recognizes revenues and related costs on a net basis. A significant portion of the Company's overall reported revenue is tied to this service component; however, it represents an insignificant portion of the Company's overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage the Company to provide a full-service solution. The Company does not provide these services at risk for commercial customers due to the increased credit risk involved.

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

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within thirty (30) to ninety (90) days. Payment terms and conditions for government and commercial customers are described below:

●
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

●
Commercial contracts are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component.

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

Customer accounts receivable balances that remain uncollected for more than 120 days and/or that have not been settled in accordance with contractual repayment terms and for which no firm payment commitments exist are placed with a third-party collection agency and a reserve is established for the entire uncollected balance. The Company writes off accounts receivable after 180 days or earlier when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. If the accounts receivable has been written off and no allowance for doubtful accounts exist subsequent payments received are credited to bad debt expense as a recovery.

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

Accounting Standards under Evaluation

In February 2016, the FASB issued new accounting guidance on leases. The guidance, which is effective January 1, 2019, with early adoption permitted, requires virtually all leases to be recognized on the Consolidated Balance Sheets. The Company currently anticipates adopting the standard effective January 1, 2019, using the modified retrospective approach, which requires recording existing operating leases on the Consolidated Balance Sheets upon adoption and in the comparative period. The Company estimates that the adoption of the guidance will result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $5.8 million to $6.0 million as of January 1, 2019. The Company does not believe the guidance will have a material impact on its consolidated statements of operations.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to non-employees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We do not anticipate this update will have a material effect on our consolidated financial statements.

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

Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its chief executive officer.

The Company’s customers view our market as a singular business and demand an integrated and scalable suite of enterprise-wide solutions. The Company’s TM2 offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services. The amount of labor required to perform our contract obligations may vary significantly contract to contract depending on the customer’s specific requirements; however, the way in which we perform these services is consistent across the company and requires a connected group of internal subject matter experts and support personnel.

In order to evaluate a managed service business model the Company’s CODM and the senior executive team measure financial performance based on our overall mixture of managed and carrier services and related margins. These financial metrics provide a stronger indication of how we are managing our key customer relationships; and it also determines our overall profitability.

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

■
Quoted prices for similar assets or liabilities in active markets
■
Quoted prices for identical or similar assets or liabilities in markets that are not active
■
Inputs other than quoted prices that are observable for the asset or liability
■
Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017. See Note 4 for additional information regarding financial liabilities carried at fair value.

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2018 and 2017, the Company had deposits in excess of FDIC limits of approximately $521,878 and $3,786,300, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2018 and 2017, the Company had foreign bank deposits in excess of insured limits of approximately $1,021,800 and $956,500, respectively.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value. Such amounts are recorded within other current assets in the consolidated balance sheet. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2018 and 2017, there were no inventory write-downs.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2018 and 2017, the Company’s management has not identified any material impairment of its property and equipment.

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

For the years ended December 31, 2018 and 2017, the Company incurred product development costs of approximately $229,000, which was capitalized and $579,800, of which we capitalized approximately $360,700, respectively. See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

Employee Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under provisions of ASC 718-10. The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award using a Black-Scholes option-pricing model, net of expected forfeitures. Those costs are recognized ratably over the vesting period. Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term ranging from 3 to 10 years. See Note 16 to the consolidated financial statements for additional information about stock-based compensation programs.

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

3.
Contingent Consideration

On April 30, 2017, the Company entered into an Asset Purchase Agreement with Probaris Technologies, Inc. (“Seller”) and paid approximately $304,300 to purchase certain commercial identity and authentication software assets (the “Software Assets”). Under the terms of the Asset Purchase Agreement, the Company agreed to pay contingent consideration of $100,000 to the Seller if the Seller’s sole government customer renewed its license agreement in 2018. The Company principally purchased the Software Assets to ensure that a key component in the delivery of the Company’s identify management solution offering was neither acquired by a competitor nor no longer made available to license. During the year ended December 31, 2018 the Company settled its contingent consideration and paid $100,000 to the Seller upon renewal of the customer’s annual contract in April 2018.

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

5.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,
	2018	2017

Government (1)	$7,332,338	$6,055,397
Commercial (2)	3,863,710	2,183,246
Gross accounts receivable	11,196,048	8,238,643

Less: allowances for doubtful accounts (3)	106,733	107,618

Accounts receivable, net	$11,089,315	$8,131,025

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

(3) During the years ended December 31, 2018 and 2017, the Company recorded provisions for bad debt expense related to commercial customers totaling approximately $4,800, and $62,500, respectively. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Customs Border Patrol	14%	12%
U.S. Immigration and Customs Enforcement	--	13%
U.S. Federal Air Marshall Service	3%	10%
Iron Bow Technologies	15%	--

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Revenues	Revenues

U.S. Immigration and Customs Enforcement	16%	17%
U.S. Customs Border Patrol	11%	11%

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

	DECEMBER 31,
Customer Type	2018	2017

Government	$9,253,586	$7,872,675
Commercial	312,584	258,773

Unbilled accounts receivable	$9,566,170	$8,131,448

Significant Concentrations

Customers representing ten percent or more of consolidated unbilled accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2018	2017
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Department of Homeland Security Headquarters	11%	11%
U.S. Immigration and Customs Enforcement	37%	27%
U.S. Coast Guard	11%	--
U.S. Transportation Safety Administration	10%	12%

7.
Other Current Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,
	2018	2017

Inventories	$183,900	$157,058
Prepaid rent, insurance and other assets	902,786	610,886

Total other current assets	$1,086,686	$767,944

8.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,
	2018	2017

Computer hardware and software	$2,110,298	$1,943,180
Furniture and fixtures	333,539	296,316
Leasehold improvements	268,561	260,748
Automobiles	178,597	188,238
Gross property and equipment	2,890,995	2,688,482

Less: accumulated depreciation and amortization	1,878,311	1,370,062

Property and equipment, net	$1,012,684	$1,318,420

During the year ended December 31, 2018 and 2017, the Company purchased for cash property and equipment totaling approximately $261,500 and $695,600, respectively.

During the year ended December 31, 2017, the Company relocated from the Lewis Center Facility to a larger facility in Columbus and abandoned undepreciated building and leasehold improvements with a gross cost and accumulated depreciation of approximately $282,200 and $105,500, respectively. The Company recorded within general and administrative expenses a non-cash loss on disposal of approximately $176,700 as a result of the move.

During the year ended December 31, 2018, there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,600. During the year ended December 31, 2017, there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $398,600 and building and leasehold improvements with a net book value of approximately $176,700.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2018 and 2017.

Assets under capital lease included in the table above consisted of the following as of the periods presented below:

	DECEMBER 31,
	2018	2017

Automobiles	$95,600	$100,882
Computer hardware and software	290,223	290,223
Gross leased property and equipment	$385,823	$391,105
Less: accumulated amortization	115,570	20,890

Capital lease assets, net	$270,253	$370,215

During the years ended December 31, 2018, there were no new capital leases recorded. During the year ended December 31, 2017, the Company recorded capital lease assets and related obligations of approximately $391,100, of which approximately $93,300 relates to two automobiles under capital lease arrangements and the remainder relates to computer hardware and software for our internal customer facing infrastructure.

During the year ended December 31, 2018, the Company did not sell or dispose of any assets under capital leases. During the year ended December 31, 2017 the Company disposed of two leased automobiles with a net book value of $47,800 and received gross proceeds of approximately $51,800. The Company recognized a net gain on disposal of approximately $4,100.

Property and equipment depreciation expense (including amortization of capital lease property) was as follows for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

Owned property and equipment depreciation	$429,605	$400,837
Leased property and equipment amortization	121,700	13,800

Total property and equipment depreciation and
amortization	$551,305	$414,637

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2018
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,732,500)	$247,500	8
Channel Relationships	2,628,080	(817,625)	1,810,455	5
Internally Developed Software	1,476,623	(630,927)	845,696	3
Trade Name and Trademarks	290,472	(90,370)	200,102	5

	$6,375,175	$(3,271,422)	$3,103,753

	DECEMBER 31, 2017
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,485,000)	$495,000	8
Channel Relationships	2,628,080	(642,420)	1,985,660	5
Internally Developed Software	3,181,794	(2,246,650)	935,144	3
Cybersecurity Authority to Operate	444,662	(408,427)	36,235	3
Trade Name and Trademarks	290,472	(71,005)	219,467	5

	$8,525,008	$(4,853,502)	$3,671,506

Purchased Intangibles

For the years ended December 31, 2018 and 2017, the Company did not recognize any acquisition related intangible assets.

For the year ended December 31, 2018, the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $2,374,700. For the year ended December 31, 2017, there were no disposals or sales of purchased intangible assets.

Internally Developed

For the year ended December 31, 2018, the Company recorded capitalized software costs related to our capitalized internally developed software costs of approximately $224,900 related to costs associated with our next generation TDI™ application.

For the year ended December 31, 2017 the Company recorded capitalized software costs related to our capitalized internally developed software costs of approximately $385,000 related to costs associated with our next generation TDI™ application.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 5.5 years and 1.5 years, respectively, at December 31, 2018.

The following table summarizes the estimated future amortization by purchased intangible asset type for fiscal years ending December 31:

Intangible Asset Type	2019	2020	2021	2022	2023	Thereafter	Total

Customer Relationships	$247,500	$-	$-	$-	$-	$-	$247,500
Channel Relationships	175,205	175,205	175,205	175,205	175,205	934,430	1,810,455
Internally Developed Software	149,002	321,961	272,197	102,535	-	-	845,696
Trade Name and Trademarks	19,365	19,365	19,365	19,365	19,365	103,278	200,102

	$591,072	$516,531	$466,767	$297,105	$194,570	$1,037,708	$3,103,753

The aggregate amortization expense recorded was approximately $756,000 and $1,078,600 for the years ended December 31, 2018 and 2017, respectively.

10.
Goodwill

There were no changes in goodwill during the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, goodwill was not impaired and there were no accumulated impairment losses.

11.
Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,
	2018	2017

Carrier service costs	$8,476,110	$7,339,150
Salaries and payroll taxes	1,308,726	1,259,331
Inventory purchases, consultants and other costs	913,038	762,770
Severance costs	1,634	328,109
U.S. income tax payable	8,550	8,850
Foreign income tax payable (receivable)	8,380	(1,860)
Contingent consideration (Note 3)	-	100,000

Total accrued expenses	$10,716,438	$9,796,350

12.
Line of Credit

Commercial Loan Agreement Facility

 On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a second modification agreement (“Modification Agreement”) with Access National Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2019 and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest, taxes, depreciation and amortization, plus share-based compensation, plus non-cash charges (EBITDA) (as defined in the Modification Agreement) of at least two times interest expense to be measured as of the last day of each quarterly period. As of December 31, 2018, the Company was in compliance with all covenants.

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

Under the current credit facility with Access National Bank the Company was advanced and repaid approximately $14.0 million during the year ended December 31, 2018.

As of December 31, 2018, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

13.
Long Term Debt and Other Term Obligations

Long term debt and other obligations consisted of the following as of the periods presented below:

	DECEMBER 31, 2018			DECEMBER 31, 2017
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total

Capital Lease Obligations (1)	$107,325	$122,040	$229,365	$101,591	$232,109	$333,700

Deferred Rent Liability (2)	46,332	73,952	120,284	70,021	78,336	148,357
Short term installment borrowings (3)	145,931	-	145,931	133,250	-	133,250
Total Other Term Obligations	$192,263	$73,952	$266,215	$203,271	$78,336	$281,607

Total Capital Leases and Other
Term Obligations	$299,588	$195,992		$304,862	$310,445

(1) As more fully described in Note 8, the Company entered into capital leases to acquire computer hardware and software for its customer facing infrastructure and two new automobiles that expire between 2020 and 2021.
(2) The Company has two significant long term building lease obligations that contain fixed rent escalations and rent abatements. The Company has recognized a deferred rent liability related to the difference between actual cash rent paid and rent recognized for financial reporting purposes.
(3) The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months. During the years ended December 31, 2018 and 2017, the Company financed approximately $195,200 and $191,400, respectively.

Future repayments on long-term and other obligations are as follows for fiscal years ending December 31:

	Capital	Other Term
	Leases	Obligations	Total

2019	$107,325	$192,263	$299,588
2020	116,208	10,224	126,432
2021	5,832	1,251	7,083
2022	-	5,566	5,566
2023	-	9,880	9,880
Thereafter	-	47,031	47,031

	$229,365	$266,215	$495,580

The following sets forth the Company’s future minimum payment obligations under capital lease agreements for fiscal years ending December 31:

2019	$121,421
2020	121,421
2021	6,042

Total principal and interest payments	248,884
Less: portion representing interest	19,519
Present value of minimum lease payments
under capital leases	229,365
Less: current portion	107,325
Capital leases, net of current portion	$122,040

14.
Income Taxes

During the fourth quarter ended December 31, 2018, the Company recorded an adjustment of $1.2 million to deferred tax liabilities related to amortization of goodwill that erroneously had not been established in prior periods. This adjustment was a non-cash expense and increased tax expense and net loss by $1.2 million for the fourth quarter and year ended December 31, 2018. The Company determined that the adjustment was not material to the consolidated financial statements for any previously reported annual or interim periods.

Income tax provision (benefit) is as follows for the years ended:

	DECEMBER 31,
	2018	2017

Current provision
State	$10,000	$10,000
Foreign	55,113	29,586
Total	65,113	39,586

Deferred provision (benefit)
Federal	633,073	-
State	514,220	-
Foreign	(19,080)	(1,619)
Total	1,128,213	(1,619)

Income tax provision	$1,193,326	$37,967

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2018	2017

Statutory federal income tax rate	21.0%	34.0%
State, net of federal benefit	-2.1%	-0.3%
Non-deductible expenses	5.4%	-5.4%
Change in valuation allowance	-200.1%	6.9
Foreign rate differential	3.1%	0.9%
Return to accrual difference true-ups	0.6%	-0.6%
Other	6.9%	3.8%
Deferred tax adjustment and true-up	-84.1%	69.2%
Change in federal statutory rate	0.0%	-109.5%
Combined effective tax rate	-249.4%	-1.0%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$10,513,224	$10,526,231
Alternative minimum tax credit	45,650	45,650
Share-based compensation	536,223	358,360
Intangible amortization	565,013	740,685
Other assets	423,394	233,447

Total deferred tax assets	12,083,504	11,904,373
Less: valuation allowance	(10,507,891)	(9,550,279)
Total deferred tax assets, net	1,575,613	2,354,094

Deferred tax liabilities:
Goodwill amortization	2,293,533	2,203,154
Depreciation	345,136	86,506
Foreign intangible amortization	447,811	447,811
Other liabilities	12,643	8,852

Total deferred tax liabilities	3,099,123	2,746,323

Net deferred tax liability	$(1,523,510)	$(392,229)

As of December 31, 2018, the Company had approximately $38.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.8 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2018	2017

Beginning balance	$(9,550,279)	$(9,791,680)
(Increases) decreases	(957,612)	241,401

Ending balance	$(10,507,891)	$(9,550,279)

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2018, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2018 or 2017. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15.
Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that were issued was converted into common stock and may not be reissued. Accordingly, as of December 31, 2018, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2018.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2018, there were 84,112,446 shares issued and outstanding (including 300,000 restricted shares not vested).

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2018 were 100,000 and $43,900, respectively. See Note 16 for additional information regarding stock option plans.

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

Restricted Stock Awards

A summary of RSA activity as of December 31, 2018 and 2017, and changes for the years then ended are set forth below:

	2018		2017
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	-		250,000
Granted (+)	980,851	(1)	300,000	(2)
Cancelled (-)	-		150,000	(3)
Vested (-)	680,851	(1)	400,000	(3)(4)(5)
Non-vested awards outstanding, December 31,	300,000		-

Weighted-average remaining contractual life (in years)	2.01		-

Unamortized RSA compensation expense	$136,310		$-

Aggregate intrinsic value of RSAs non-vested, December 31	$126,000		$-

Aggregate intrinsic value of RSAs vested, December 31	$320,000		$244,000

(1)  During the year ended December 31, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(2) During the year ended December 31, 2017, the Company granted 300,000 RSAs to its former Chief Executive Officer that had a grant date fair value of approximately $246,000. The vesting of these RSAs were tied to attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors.

(3) In connection with the resignation of Jeff Nyweide (former Chief Executive Officer) on June 30, 2017, 150,000 shares immediately vested and the remaining 150,000 were cancelled. As a result of share withholdings to satisfy tax liabilities, the Company issued 102,525 shares of the Company’s common stock to Mr. Nyweide and recognized a non-cash stock based compensation expense of approximately $94,400 in conjunction with this acceleration event. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

(4) During the year ended December 31, 2017, 125,000 RSAs vested upon expiration of the employment agreement between Steve L. Komar (the former Chief Executive Officer) and the Company on January 3, 2017. On January 3, 2017, the Company issued 84,188 shares of the Company’s common stock. Mr. Komar received less than 125,000 shares vested because he elected to have 40,812 of such shares withheld in satisfaction of the corresponding tax liability of approximately $46,000. The Company's payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

(5) In connection with the resignation of James McCubbin (former Chief Financial Officer) on October 31, 2017, 125,000 shares immediately vested. As a result of share withholdings to satisfy tax liabilities, the Company issued 84,750 shares of the Company’s common stock to Mr. McCubbin and recognized a non-cash stock based compensation expense of approximately $1,100 in conjunction with this acceleration event. The Company's payment of the tax liability associated with this accelerated vesting was recorded as a cash flow from financing activity on the consolidated statements of cash flows.

Non-Qualified Stock Option Awards

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	YEAR ENDED DECEMBER 31, 2018				YEAR ENDED DECEMBER 31, 2017
	Non-Qualified Stock Option Awards				Non-Qualified Stock Option Awards
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Stock options granted	100,000	--	50,000	150,000	3,090,000	350,000	75,000	3,515,000
Expected dividend yield	0%	--	0%	0%	0%	0%	0%	0%
Expected volatility	65.2%-66.7%	--	69.5%	65.2%-6.95%	68.2%-74.2%	69.6% - 70.1%	72.5%	68.2%-72.5%
Risk-free interest rate	2.72% - 2.73%	--	1.0%	1.0%-2.73%	1.8% - 2.1%	1.7% - 2.0%	1.7%	1.7%-2.1%
Forfeiture rate	4.43% - 4.81%	--	10.3%	4.43%-10.3%	4.6% - 6.8%	4.2% - 5.9%	6.6%	4.2%-6.8%
Expected life	5 years	--	3 years	3-5 years	5 years	7 years	3 years	3-7 years

A summary of NQSO activity as of December 31, 2018 and 2017, and changes during the years then ended are set forth below:

	2018			2017
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
NON-VESTED AWARDS	Shares		Fair Value	Shares		Fair Value

Non-vested balances, January 1,	2,685,004		$0.35	920,000		$0.59
Granted (+)	150,000	(1)	$0.25	3,515,000	(2)	$0.36
Cancelled (-)	50,000	(3)	$0.32	860,000	(3)	$0.68
Vested/Excercised (-)	717,501		$0.30	889,996		$0.36
Non-vested balances, December 31,	2,067,503		$0.36	2,685,004		$0.35

	2018			2017
			Weighted			Weighted
			Average			Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares		Exercise Price	Shares		Exercise Price

Awards outstanding, January 1,	4,173,334		$0.60	2,090,668		$0.86
Granted (+)	150,000	(1)	$0.50	3,515,000	(2)	$0.59
Cancelled (-)	210,000	(3)	$0.83	1,402,334	(3)	$0.97
Exercised (-)	100,000	(4)	$0.44	30,000	(4)	$0.57
Awards outstanding, December 31,	4,013,334		$0.58	4,173,334		$0.60

Awards vested and expected to vest,
December 31,	3,422,491		$0.58	3,577,089		$0.60

Awards outstanding and exercisable,
December 31,	1,945,831		$0.56	1,488,330		$0.61

(1)     During the year ended December 31, 2018, there were non-qualified stock option grants of 150,000, as further described below:

●
Employees. The Company granted 100,000 non-qualified stock options as part of an additional compensation to align a key employee with the Company’s long term financial goals.

●
Non-Employees. The Company granted 50,000 non-qualified stock options as payment for a portion of the annual retainer paid to its public investor relations firm.

(2)     During the year ended December 31, 2017, there were non-qualified stock option grants of 3,515,000, as further described below:

●
Director Grants. The Company granted 250,000 non-qualified stock options, of which 50,000 options were granted to each director as part of their annual board retainer fee.

●
Non-Director Grants. The Company granted 3,265,000 non-qualified stock options, of which i) 2,665,000 stock options were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 600,000 stock options were awarded to the Company’s former CEO.

(3)       During the year ended December 31, 2018, there were 210,000 non-qualified stock options that were cancelled, of which 50,000 were cancelled to due to termination of employment and the reminder expired unexercised at the end of the option term. During the year ended December 31, 2018, there were 417,000 that were cancelled, of which 230,000 were cancelled due to termination of employment and the remainder expired unexercised at the end of the option term.

(4)       The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was approximately $10,000 and $9,000, respectively

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of December 31, 2018 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The intrinsic value will change based on the fair market value of WidePoint’s stock.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest was 4.1 years, 3.9 years and 3.9 years, respectively, as of December 31, 2018.

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2018				YEAR ENDED DECEMBER 31, 2017
	Shared-Based Compensation Expense				Shared-Based Compensation Expense
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Restricted stock compensation expense	$67,690	$320,000	$-	$387,690	$157,857	$-	$-	$157,857
Non-qualified option stock compensation expense	291,625	-	4,089	295,714	118,964	103,335	7,054	229,353

Total share-based compensation before taxes	$359,315	$320,000	$4,089	$683,404	$276,821	$103,335	$7,054	$387,210

At December 31, 2018, the Company had approximately $613,800 of total unamortized compensation expense, net of estimated forfeitures, related to NQSOs that will be recognized over the weighted average period of 2.2 years.

17. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

Basic Loss Per Share Computation:
Net loss	$(1,456,476)	$(3,533,937)
Weighted average number of common shares	83,274,171	82,911,730
Basic Loss Per Share	$(0.02)	$(0.04)

Diluted Loss Per Share Computation:
Net loss	$(1,456,476)	$(3,533,937)

Weighted average number of common shares	83,274,171	82,911,730
Incremental shares from assumed conversions
of stock options	-	-
Adjusted weighted average number of
common shares	83,274,171	82,911,730

Diluted Loss Per Share	$(0.02)	$(0.04)

The dilutive effect of unexercised stock options and unvested restricted stock awards outstanding under the Company's stock plan excludes 4,313,334 and 4,173,334 of options from the computation of EPS for the years ended December 31, 2018 and 2017, respectively.

18. Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

Balances, January 1	$(122,461)	$(309,369)

Net foreign currency translation (loss) gain	(64,024)	186,908

Balances, December 31	$(186,485)	$(122,461)

19. Commitments and Contingencies

Operating Lease Commitments

The Company entered into property and equipment leasing arrangements that expire at various times between August 2019 and March 2029, with optional renewal periods. Minimum lease payments range from $1,000 to $28,000 per month and may require additional rent to cover a proportionate share of taxes, maintenance, insurance and other shared expenses. Rents are generally increased annually by fixed amounts, subject to certain maximum amounts defined within individual agreements. Base rent expense under these operating leases for the years ended December 31, 2018 and 2017 were approximately $909,200 and $877,900, respectively.

Future minimum payments by year (excluding related party leases) required under remaining lease obligations consist of the following for fiscal years ending December 31 by geographic region:

	North
	America	Europe	Total

2019	$623,000	$186,000	$809,000
2020	481,000	186,000	667,000
2021	499,000	186,000	685,000
2022	527,000	186,000	713,000
2023	471,000	46,000	517,000
Thereafter	2,660,000	-	2,660,000

Total	$5,261,000	$790,000	$6,051,000

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

20. Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

Carrier Services	$50,050,000	$45,003,335
Managed Services:
Managed Service Fees	25,232,019	22,810,476
Billable Service Fees	1,838,018	3,257,840
Reselling and Other Services	6,558,859	4,812,595

	$83,678,896	$75,884,246

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

U.S. Federal Government	$66,346,922	$58,625,389
U.S. State and Local Governments	445,855	394,704
Foreign Governments	148,155	193,565
Commercial Enterprises	16,737,964	16,670,588

	$83,678,896	$75,884,246

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2018	2017

North America	$78,702,974	$71,357,018
Europe	4,975,922	4,527,228

	$83,678,896	$75,884,246