Form 10-Q
period 2019-03-31
WIDEPOINT CORP
filed 2019-05-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 14, 2019, there were 84,351,018 shares of the registrant’s Common Stock issued and outstanding.

Securities Registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	WYY	NYSE American

WIDEPOINT CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
REVENUES	$21,916,902	$20,079,619
COST OF REVENUES (including amortization and depreciation
of $232,191, and $295,979, respectively)	17,663,059	16,527,612

GROSS PROFIT	4,253,843	3,552,007

OPERATING EXPENSES
Sales and marketing	393,411	534,637
General and administrative expenses (including share-based
compensation of $89,266, and $124,404, respectively)	3,134,709	3,353,341
Depreciation and amortization	240,548	97,386

Total operating expenses	3,768,668	3,985,364

INCOME (LOSS) FROM OPERATIONS	485,175	(433,357)

OTHER (EXPENSE) INCOME
Interest income	4,462	3,326
Interest expense	(77,545)	(25,950)
Other income	9	(2)

Total other expense	(73,074)	(22,626)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	412,101	(455,983)
INCOME TAX PROVISION	28,000	6,190

NET INCOME (LOSS)	$384,101	$(462,173)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,812,448	83,041,597

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.01)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,814,670	83,041,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
NET INCOME (LOSS)	$384,101	$(462,173)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(29,282)	2,938

Other comprehensive (loss) income	(29,282)	2,938

COMPREHENSIVE INCOME (LOSS)	$354,819	$(459,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,567,168	$2,431,892
Accounts receivable, net of allowance for doubtful accounts
of $112,754 and $106,733 in 2019 and 2018, respectively	11,220,420	11,089,315
Unbilled accounts receivable	8,232,585	9,566,170
Other current assets	1,200,056	1,086,686

Total current assets	25,220,229	24,174,063

NONCURRENT ASSETS
Property and equipment, net	737,766	1,012,684
Operating lease right of use asset, net	5,969,894	-
Intangibles, net	2,959,442	3,103,753
Goodwill	18,555,578	18,555,578
Other long-term assets	233,073	209,099

Total assets	$53,675,982	$47,055,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,374,095	$7,363,621
Accrued expenses	9,676,357	10,716,438
Deferred revenue	1,690,592	2,072,344
Current portion of finance leases	481,562	107,325
Current portion of other term obligations	88,226	192,263

Total current liabilities	21,310,832	20,451,991

NONCURRENT LIABILITIES
Finance leases, net of current portion	5,594,671	122,040
Other term obligations, net of current portion	-	73,952
Deferred revenue	351,262	466,714
Deferred tax liability	1,558,162	1,523,510

Total liabilities	28,814,927	22,638,207

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,112,446 and 84,112,446 shares
issued and oustanding, respectively	84,113	84,113
Additional paid-in capital	95,015,826	94,926,560
Accumulated other comprehensive loss	(215,767)	(186,485)
Accumulated deficit	(70,023,117)	(70,407,218)

Total stockholders’ equity	24,861,055	24,416,970

Total liabilities and stockholders’ equity	$53,675,982	$47,055,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$384,101	$(462,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income tax expense	34,652	-
Depreciation expense	273,923	131,065
Provision for doubtful accounts	7,610	(5,766)
Amortization of intangibles	198,816	262,300
Amortization of deferred financing costs	1,250	7,819
Share-based compensation expense	89,266	124,404
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,151,421	1,494,740
Inventories	(104,992)	(170,185)
Prepaid expenses and other current assets	(45,286)	(124,058)
Other assets	(29,710)	(84,815)
Accounts payable and accrued expenses	961,804	1,166,610
Income tax payable	(8,339)	(5,240)
Deferred revenue and other liabilities	(486,385)	(82,833)

Net cash provided by operating activities	2,428,131	2,251,868

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(83,797)	(13,918)
Software development costs	(58,461)	(70,674)

Net cash used in investing activities	(142,258)	(84,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,192,656	8,362,503
Repayments of bank line of credit advances	(6,192,656)	(8,362,503)
Principal repayments under finance lease obligations	(122,300)	(26,050)
Proceeds from exercise of stock options	-	22,000

Net cash used in financing activities	(122,300)	(4,050)

Net effect of exchange rate on cash and equivalents	(28,297)	10,039

NET INCREASE IN CASH	2,135,276	2,173,265

CASH AND CASH EQUIVALENTS, beginning of period	2,431,892	5,272,457

CASH AND CASH EQUIVALENTS, end of period	$4,567,168	$7,445,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$63,309	$18,130
Cash paid for income taxes	$-	$11,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
			(Unaudited)
Balance, January 1, 2018	83,031,595	$83,032	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

Issuance of common stock —
options exercises	50,000	50	21,950	-	-	22,000

Issuance of common stock —
restricted	980,851	981	(981)	-	-	-

Stock compensation expense —
restricted	-	-	49,884	-	-	49,884

Stock compensation expense —
non-qualified stock options	-	-	74,520	-	-	74,520

Foreign currency translation —
gain	-	-	-	2,938	-	2,938

Net loss	-	-	-		(462,173)	(462,173)

Balance, March 31, 2018	84,062,446	$84,063	$94,345,610	$(119,523)	$(69,412,915)	$24,897,235

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
			(Unaudited)
Balance, January 1, 2019	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-	-	384,101	384,101

Balance, March 31, 2019	84,112,446	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
Organization and Nature of Operations

Organization

WidePoint Corporation (“WidePoint” or the “Company”) was incorporated in Delaware on May 30, 1997 and conducts operations through its wholly-owned operating subsidiaries throughout the continental United States, Ireland, the Netherlands and the United Kingdom. The Company’s principal executive and administrative headquarters is located in Fairax, Virginia.

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

The Company derives a significant amount of its revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies; will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or a change in government administrations, budgets and other political matters that may impact the timing and commencement of such work and could result in variations in operating results and directly affect the Company’s financial performance. Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

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

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2019 and for each of the three month periods ended March 31, 2019 and 2018, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three month period ended March 31, 2019 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2019 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019, except as further described below.

Recently Adopted Accounting Standards

In February 2016, the FASB issued new accounting guidance on leases. Effective January 1, 2019, the Company adopted an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases. The new guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The standards update retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases are now required to be recognized on the balance sheet. The standards update also requires quantitative and qualitative disclosures regarding key information about leasing arrangements.

The Company elected the modified retrospective transition method and applied the new guidance at the date of adoption, without adjusting the comparative periods presented. The Company also elected the practical expedients permitted under the transition guidance that retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. In addition, the Company did not reassess whether any contracts entered into prior to adoption are leases.

Upon adoption of the standard, the Company recorded approximately $6.1 million of right of use assets and finance lease-related liabilities, respectively. The adoption of this standards update had a material impact on the Company’s Consolidated Balance Sheets and related disclosures. The adoption of this standards update did not have a material impact on the Company’s results of operations or cash flows.

The cumulative effect of the changes made to our January 1, 2019 balance sheet for the adoption of the standards update was as follows:

			As Reported
	As Previously		under
	Reported		Topic 842
	DECEMBER 31,	Adoption	JANUARY 1,
	2018	Adjustment	2019
Operating lease right of use asset, net	$-	$6,061,566	$6,061,566
Property and equipment, net	1,012,684	(170,000)	842,684
Other current assets	1,086,686	(38,015)	1,048,671
Current portion of finance leases	122,040	268,711	390,751
Current portion of other term obligations	192,263	(40,859)	151,404
Finance leases, net of current portion	122,040	5,699,651	5,821,691
Other term obligations, net of current portion	73,952	(73,952)	-

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, the Company adopted ASU 2018-07. The new guidance simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company has not historically issued a material amount of share-based payments to non-employees. There was no material effect on the Company’s consolidated financial statements upon adoption.

Accounting Standards under Evaluation

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

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
Government (1)	$8,689,290	$7,332,338
Commercial (2)	2,643,884	3,863,710
Gross accounts receivable	11,333,174	11,196,048
Less: allowances for doubtful
accounts (3)	112,754	106,733

Accounts receivable, net	$11,220,420	$11,089,315

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

(3) For the three months ended March 31, 2019, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable in the current and/or comparative period:

	MARCH 31,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	12%	14%
U.S. Department of Homeland Security HQ	11%	--
U.S. Coast Guard	13%	13%
Iron Bow Technologies	--	15%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative period:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	15%	16%
U.S. Customs Border Patrol	14%	--
U.S. Federal Air Marshall Service	--	11%

4.
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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable in the current and/or comparative period:

	MARCH 31,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	13%	11%
U.S. Immigration and Customs Enforcement	28%	37%
U.S. Coast Guard	13%	11%
U.S. Transportation Safety Administration	12%	10%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
Inventories	$288,842	$183,900
Prepaid rent, insurance and other assets	911,214	902,786

Total other current assets	$1,200,056	$1,086,686

Accrued expenses consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
Carrier service costs	$7,410,640	$8,476,110
Salaries and payroll taxes	1,249,276	1,308,726
Inventory purchases, consultants and other costs	1,006,307	913,038
Severance costs	1,634	1,634
U.S. income tax payable	5,900	8,550
Foreign income tax payable	2,600	8,380

Total accrued expenses	$9,676,357	$10,716,438

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2019	2018
	(Unaudited)
Computer hardware and software	$1,883,645	$1,820,075
Furniture and fixtures	338,141	333,539
Leasehold improvements	263,996	268,561
Automobiles	83,689	82,997
Gross property and equipment	2,569,471	2,505,172
Less: accumulated depreciation and
amortization	1,831,705	1,738,357

Property and equipment, net	$737,766	$766,815

During the three month period ended March 31, 2019 and 2018, property and equipment depreciation expense was approximately $135,000 and $131,100, respectively.

During the three month period ended March 31, 2019 there were no material disposals of owned property and equipment. During the three month period ended March 31, 2018 there were other disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,600.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2019 and 2018.

7.
Leases

The Company entered into operating leases for corporate and operational facilities (“real estate leases”), computer hardware for datacenters and automobiles (“all other leases”).

Real estate leases. Substantially all real estate operating leases have remaining terms of seven (7) to ten (10) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year. Certain finance leases contain early termination provisions that would require payment of unamortized tenant improvements, real estate broker commissions paid, and up to six (6) months of rent to compensate the landlord for early termination. The cost to exist a lease would be significant and potentially range $0.2 million to $0.8 million. The earliest any lease termination provisions could be exercised would be in 2023.

All other leases. Non-real estate operating leases have remaining terms of two (2) to three (3) years. All of these leases require a fixed lease payment over the entire lease term with no escalation provision. There are no early termination provisions under such arrangements.

The components of lease expense were as follows:

THREE MONTHS ENDED
MARCH 31,
2019
(Unaudited)
Operating lease expense	$59,000

Finance lease expense:
Amortization of right of use assets	$139,035
Interest on finance lease liabilities	69,735

Total finance lease expense	$208,770

Operating lease expense is included in general and administrative expenses in the condensed consolidated statement of operations. Amortization of right of use assets is included in depreciation and amortization in the condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

THREE MONTHS ENDED
MARCH 31,
2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,573
Operating cash flows from finance leases	69,735
Financing cash flows from finance leases	122,300

Supplemental balance sheet information related to leases was as follows:

MARCH 31,
2019
(Unaudited)
Operating lease right of use assets, net	$5,969,894
Current portion of finance leases	481,562
Finance leases, net of current portion	5,594,671

Weighted average remaining lease term
Operating leases	12.3
Finance leases	1.8
Weighted average discount rate
Operating leases	5%
Finance leases	5%

Maturities of lease liabilities as of March 31, 2019, were as follows:

	Operating Leases	Finance Leases
2019	$681,960	$97,417
2020	650,944	121,934
2021	694,063	-
2022	680,233	-
2023	665,728	-
Thereafter	4,605,847	-
Total undiscounted operating lease payments	7,978,775	219,351
Less: Imputed interest	2,106,613	15,280
Total finance lease liability	$5,872,162	$204,071

During the three month period ended March 31, 2019, there were no new material operating leases or modifications to existing operating leases.

8.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2019. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2019. There were no indicators of impairment during the three month period ended March 31, 2019.

The Company has recorded net intangible assets of $2,959,442, consisting of purchased intangibles and internally developed software used to deliver managed service solutions offered by the Company. For the three month periods ended March 31, 2019 and 2018, the Company capitalized internally developed software costs of approximately $58,500 and $70,700, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three month periods ended March 31, 2019 and 2018.

The aggregate amortization expense recorded for the three month periods ended March 31, 2019 and 2018 were approximately $198,800 and $262,300, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 5.2 years and 1.2 years, respectively, at March 31, 2019.

9.
Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Access National Bank (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a second modification agreement with Access National Bank that extended the maturity date of the facility through April 30, 2019, increased the interest rate to the Wall Street Journal prime rate plus 1.0%, and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest, taxes, depreciation and amortization, plus share-based compensation, plus non-cash charges (EBITDA) (as defined in the second modification) of at least two times interest expense (excluding interest reported under recently adopted lease accounting standards) to be measured as of the last day of each quarterly period.

Effective, April 30, 2019, the Company entered into a fourth modification agreement (“Modification Agreement”) with Access National Bank to amend the existing Loan Agreement expiring on April 30, 2019. The Modification Agreement extended the maturity date of the facility through April 30, 2020 and changed the variable interest rate to the Wall Street Journal prime rate plus 0.50%.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1 (excluding finance lease liabilities reported under recently adopted lease accounting standards).

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of March 31, 2019, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

10.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2019, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2019 or December 31, 2018. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2019, the Company had approximately $38.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.8 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.
Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the three month periods ended March 31, 2019 and 2018.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2019, there were 84,112,446 shares issued and outstanding (including 200,010 restricted shares not vested). There were no shares of common stock issued as a result of the vesting of restricted stock awards (RSA) or stock option exercises during the three month periods ended March 31, 2019 and 2018. See Note 12 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month period ended March 31, 2019. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the three month period ended March 31, 2018 were 50,000 and $22,000, respectively. See Note 12 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued but not included in total common shares outstanding until the vesting requirements have been met. As of March 31, 2019, there were 300,000 shares of restricted stock included in shares issued and outstanding. There were no restricted stock awards granted during the three month period ended March 31, 2019. During the three month period ended March 31, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 25,000 of non-qualified stock option awards granted to a non-employee as compensation for investor relations services during the three month period ended March 31, 2019.

Restricted Stock Award Activity

A summary of RSA activity as of March 31, 2019 and 2018, and changes during the three month periods ended March 31, 2019 and 2018 are set forth below:

	2019		2018
	(unaudited)
NON-VESTED AWARDS
Non-vested awards outstanding, January 1,	300,000		-
Granted (+)	-		980,851	(2)
Vested (-)	99,990	(1)	-
Non-vested awards outstanding, March 31,	200,010	(3)	980,851	(3)

Weighted-average remaining contractual life (in years)	1.76		1.3

Unamortized RSA compensation expense	$119,573		$474,116

Aggregate intrinsic value of RSAs non-vested, March 31	$84,004		$568,894

Aggregate intrinsic value of RSAs vested, March 31	$-		$-

(1)  During the three month period ended March 31, 2019, 99,990 RSAs vested during the period.

(2)  During the three month period ended March 31, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(3)  There were no RSAs that were cancelled or expired during the three month periods ended March 31, 2019 and 2018, respectively.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of March 31, 2019 and 2018, and changes during the three month periods ended March 31, 2019 and 2018 are set forth below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
NON-VESTED AWARDS	(unaudited)
Non-vested balances, January 1,	2,067,503	$0.36	2,685,004	$0.35
Granted (+)	25,000(1)	$0.15	-(1)	$0.00
Non-vested balances, March 31,	2,092,503	$0.35	2,685,004	$0.35

	2019		2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
OUTSTANDING AND EXERCISABLE AWARDS	(unaudited)
Awards outstanding, January 1,	4,013,334	$0.58	4,173,334	$0.60
Granted (+)	25,000(1)	$0.41	-(1)	$0.00
Exercised (-)	-	$0.00	50,000(2)	$0.44
Awards outstanding, March 31,	4,038,334	$0.58	4,123,334	$0.00

Awards vested and expected to vest,
March 31,	3,447,184	$0.58	3,527,089	$0.60

Awards outstanding and exercisable,
March 31,	1,945,831	$0.56	1,438,330	$0.62

(1) During the three month period ended March 31, 2019, there were NQSO grants of 25,000 granted to a non-employee as compensation for investor relations services. This stock award grant was valued using a Black-Scholes model that assumed a 1-year vesting period, 2-year option term, a risk free rate of 2.5%, volatility of 64.6%, no assumed dividend yield, and a forfeiture rate estimate of 1.2%. During the three month period ended March 31, 2018, there were no grants of non-qualified stock options.

(2) The total intrinsic value of stock options exercised during the three month ended March 31, 2018 was approximately $5,500.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2019 were 2.9 years, 2.7 years and 2.7 years, respectively.

The aggregate intrinsic value associated with options outstanding, vested and expected to vest, and exercisable as of March 31, 2019 was approximately $7,250, $6,209 and $3,625, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
Restricted stock compensation expense	$16,737	$49,884
Non-qualified option stock compensation expense	72,529	74,520

Total share-based compensation before taxes	$89,266	$124,404

At March 31, 2019, the Company had approximately $394,600 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.1 years.

13.
Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(unaudited)
Basic Earnings (Loss) Per Share Computation:
Net income (loss)	$384,101	$(462,173)
Weighted average number of common shares	83,812,448	83,041,597
Basic Loss Per Share	$0.00	$(0.01)

Diluted Earnings (Loss) Per Share Computation:
Net income (loss)	$384,101	$(462,173)

Weighted average number of common shares	83,812,448	83,041,597
Incremental shares from assumed conversions
of stock options	2,222	-
Adjusted weighted average number of
common shares	83,814,670	83,041,597

Diluted Earnings (Loss) Per Share	$0.00	$(0.01)

The dilutive effect of unexercised stock options and restricted stock awards excludes 4,313,334 of options from the computation of loss per share for the three month periods ended March 31, 2018, respectively, because inclusion of the options would have been anti-dilutive.

14.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
Carrier Services	$14,343,010	$11,812,144
Managed Services	7,573,892	8,267,475

	$21,916,902	$20,079,619

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
U.S. Federal Government	$18,162,498	$14,274,046
U.S. State and Local Governments	115,839	107,002
Foreign Governments	44,544	26,544
Commercial Enterprises	3,594,021	5,672,027

	$21,916,902	$20,079,619

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
North America	$20,780,311	$18,743,650
Europe	1,136,591	1,335,969

	$21,916,902	$20,079,619

15.
Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●
Our ability to successfully recompete and renew our existing U.S. Department of Homeland Security Blanket Purchase Agreement (DHS BPA);
●
Our ability to achieve sustainable profitability and positive cash flows;
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
●
Our ability to retain key personnel; and
●
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to put undue reliance on forward-looking statements.  In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to WidePoint Corporation and its consolidated subsidiaries.

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

For additional information related to our business operations see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

Strategic Focus and Goals

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

For fiscal 2019, we will be focusing more of our attention on the following key goals:

■
continued focus on selling high margin managed services,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator partners,
■
improving our proprietary platform and products, which includes placing ITMS™ onto GovCloud and receive a FedRAMP certification,
■
working to successfully renew our existing U.S. Department of Homeland Security Blanket Purchase Agreement (DHS BPA), and
■
expanding our solution offerings into the commercial space.

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

We believe these actions could drive a strategic repositioning of our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

Results of Operations

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

Revenues. Revenues for the three month period ended March 31, 2019 were approximately $21.9 million, an increase of approximately $1.8 million (or 9%), as compared to approximately $20.1 million in 2018. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
	(Unaudited)
Carrier Services	$14,343,010	$11,812,144
Managed Services:
Managed Service Fees	5,831,074	5,562,977
Billable Service Fees	1,080,618	603,831
Reselling and Other Services	662,200	2,100,667

	$21,916,902	$20,079,619

Our carrier services increased due to the implementation of the U.S. Coast Guard contract during the second half of fiscal 2018 and to a lesser extent task orders that were issued under our DHS BPA for additional carrier services, as compared to last year.

Our managed service fees increased due to expansion of managed services for existing government and commercial customer, as well as increases in sales of accessories to our government customers as compared to last year.

Billable service fee revenue increased as compared to last year due to ramp up of services delivered through our partnerships with large systems integrators as we complete a government project. We are focusing our subject matter experts on this higher margin billable service arrangements.

Reselling and other services decreased as compared to last year due to a fewer large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2019 was approximately $17.7 million (or 81% of revenues), as compared to approximately $16.5 million (or 82% of revenues) in 2018. The increase was driven by higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit. Gross profit for the three month period ended March 31, 2019 was approximately $4.3 million (or 19% of revenues), as compared to approximately $3.6 million (or 18% of revenues) in 2018. The dollar increase in gross profit dollars reflects higher margins related to billable services and accessories sales as compared to last year. Our gross profit percentage will vary from quarter to quarter and negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2019 was approximately $0.4 million (or 2% of revenues), as compared to approximately $0.5 million (or 3% of revenues) in 2018. We maintained our conservative deployment of sales and marketing assets during the current quarter which enabled us to keep our cost profile unchanged. We expect to make strategic hires of sales and marketing resources in the second quarter of 2019 in an effort to build our commercial sales pipeline opportunities.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2019 were approximately $3.1 million (or 14% of revenues), as compared to approximately $3.4 million (or 17% of revenues) in 2018. The decrease in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our general and administrative expense would have been $3.2 million (of 15% of revenues) for the current quarter.

Product Development. We incurred product development activities related to its next generation TDI Optimiser™ application during the three months ended March 31, 2019 and 2018. The Company capitalized product development costs of approximately $58,500 and $70,900 during the three month periods ended March 31, 2019 and 2018, respectively. The Company has a mature set of products and services that do not include significant ongoing development activities and as such there could be periods of time where our level of internal and external spending on product development may not be significant. We concluded significant development activities of our TDI Optimiser™ application that qualify for capitalization during the third quarter of 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2019 was approximately $240,500 as compared to approximately $97,400 in 2018.  The increase in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our depreciation and amortization expense would have been $135,000 for the current quarter, which represents an increase as compared to last year because our depreciable asset based increased by $6.0 million.

Other Income (Expense). Net other expense for the three month period ended March 31, 2019 was approximately $73,100, as compared to approximately $22,600 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during the current quarter and to a lesser extent interest expense associated with advances against our line of credit.

Income Taxes. Income tax expense for the three month period ended March 31, 2019 was approximately $28,000, as compared to $6,200 in 2018.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland and deferred tax expense related to the amortization of goodwill.

Net Income (Loss). As a result of the cumulative factors annotated above, net income for the three month period ended March 31, 2019 was approximately $384,100, as compared to a net loss of approximately $462,200 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Access National Bank for up to $5.0 million.

At March 31, 2019, our net working capital was approximately $3.9 million as compared to $3.7 million at December 31, 2018. The increase in net working capital related to improved collections of accounts receivable and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the three months ended March 31, 2019, net cash provided by operations was approximately $2.4 million driven by improved collections of accounts receivable and temporary payable timing differences.

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

For the three months ended March 31, 2019, cash used in investing activities was approximately $142,300 and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

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

For the three months ended March 31, 2019, cash used in financing activities was approximately $122,300 and reflects line of credit advances and payments of approximately $6.1 million, and finance lease principal repayments of approximately $122,300.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2019 and 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $28,300 as compared to last year.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company modified its internal lease accounting procedures to comply with the new lease accounting presentation and disclosure requirements. Except for changes in our internal controls related to lease accounting, there were no changes in the Company’s internal controls over financial reporting during the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A
RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3
DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4
MINE SAFETY DISCLOSURES

None

ITEM 5
OTHER INFORMATION

None

ITEM 6
EXHIBITS

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101	Interactive Data Files
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date:	May 14, 2019	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date:	May 14, 2019	/s/ IAN SPARLING
Ian Sparling
Interim Chief Financial Officer