Form 10-Q
period 2019-06-30
WIDEPOINT CORP
filed 2019-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

11250 Waples Mill Road, South Tower 210, Fairfax, Virginia 22030
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
As of August 14, 2019, there were 84,775,186 shares of the registrant’s Common Stock issued and outstanding.

Securities Registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	WYY	NYSE American

WIDEPOINT CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations for the three and six
month periods ended June 30, 2019 and 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six
month periods ended June 30, 2019 and 2018 (unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2019
and December 31, 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 2019 and 2018 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity	6
for the three and six month periods ended June 30, 2019 and 2018 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Default Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27

SIGNATURES	28

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
REVENUES	$22,093,153	$17,544,338	$44,010,055	$37,623,957
COST OF REVENUES (including amortization and depreciation of
$232,968, $258,201, $465,159, and $554,165, respectively)	18,036,409	13,997,185	35,699,468	30,524,797

GROSS PROFIT	4,056,744	3,547,153	8,310,587	7,099,160

OPERATING EXPENSES
Sales and marketing	415,462	444,945	808,873	979,582
General and administrative expenses (including share-based
compensation of $284,111, $195,934, $373,377 and $320,338, respectively)	3,563,405	3,427,301	6,698,114	6,780,642
Depreciation and amortization	244,064	110,463	484,612	207,849

Total operating expenses	4,222,931	3,982,709	7,991,599	7,968,073

(LOSS) INCOME FROM OPERATIONS	(166,187)	(435,556)	318,988	(868,913)

OTHER (EXPENSE) INCOME
Interest income	259	2,077	4,721	5,403
Interest expense	(75,372)	(23,937)	(152,917)	(49,887)
Other income	(9)	3	-	1

Total other expense	(75,122)	(21,857)	(148,196)	(44,483)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(241,309)	(457,413)	170,792	(913,396)
INCOME TAX PROVISION	66,452	14,758	94,452	20,948

NET (LOSS) INCOME	$(307,761)	$(472,171)	$76,340	$(934,344)

BASIC EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.00	$(0.01)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,990,722	83,081,597	83,902,077	83,061,707

DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.00	$(0.01)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	83,990,722	83,081,597	83,965,994	83,061,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
NET (LOSS) INCOME	$(307,761)	$(472,171)	$76,340	$(934,344)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	13,995	(38,335)	(15,287)	(35,397)

Other comprehensive (loss) income	13,995	(38,335)	(15,287)	(35,397)

COMPREHENSIVE (LOSS) INCOME	$(293,766)	$(510,506)	$61,053	$(969,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,422,065	$2,431,892
Accounts receivable, net of allowance for doubtful accounts
of $117,120 and $106,733 in 2019 and 2018, respectively	7,868,097	11,089,315
Unbilled accounts receivable	11,259,905	9,566,170
Other current assets	1,254,269	1,086,686

Total current assets	25,804,336	24,174,063

NONCURRENT ASSETS
Property and equipment, net	658,074	1,012,684
Operating lease right of use asset, net	5,827,822	-
Intangibles, net	2,826,141	3,103,753
Goodwill	18,555,578	18,555,578
Other long-term assets	142,952	209,099

Total assets	$53,814,903	$47,055,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,575,453	$7,363,621
Accrued expenses	12,369,314	10,716,438
Deferred revenue	2,065,446	2,072,344
Current portion of operating lease liabilities	420,932	107,325
Current portion of other term obligations	36,049	192,263

Total current liabilities	21,467,194	20,451,991

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,534,028	122,040
Other term obligations, net of current portion	-	73,952
Deferred revenue, net of current portion	381,261	466,714
Deferred tax liability	1,581,020	1,523,510

Total liabilities	28,963,503	22,638,207

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,775,186 and 84,112,446 shares
issued and oustanding, respectively	84,776	84,113
Additional paid-in capital	95,299,274	94,926,560
Accumulated other comprehensive loss	(201,772)	(186,485)
Accumulated deficit	(70,330,878)	(70,407,218)

Total stockholders’ equity	24,851,400	24,416,970

Total liabilities and stockholders’ equity	$53,814,903	$47,055,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$76,340	$(934,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	58,444	-
Depreciation expense	552,140	275,375
Provision (recovery) for doubtful accounts	11,190	(5,766)
Amortization of intangibles	397,631	486,639
Amortization of deferred financing costs	2,500	14,804
Share-based compensation expense	373,377	320,338
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,457,869	1,689,709
Inventories	(276,256)	(11,254)
Prepaid expenses and other current assets	77,759	(88,328)
Other assets	60,411	(109,990)
Accounts payable and accrued expenses	810,590	(1,637,123)
Income tax payable	(2,442)	2,523
Deferred revenue and other liabilities	(89,365)	347,456

Net cash provided by operating activities	3,510,188	350,039

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(140,052)	(93,983)
Software development costs	(125,725)	(151,559)

Net cash used in investing activities	(265,777)	(245,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,258,000	11,598,706
Repayments of bank line of credit advances	(6,258,000)	(11,443,612)
Principal repayments under finance lease obligations	(238,675)	(50,944)
Debt issuance costs	(5,000)	-
Contingent consideration payment	-	(100,000)
Proceeds from exercise of stock options	-	22,000

Net cash (used in) provided by financing activities	(243,675)	26,150

Net effect of exchange rate on cash and equivalents	(10,563)	(39,274)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,990,173	91,373

CASH AND CASH EQUIVALENTS, beginning of period	2,431,892	5,272,457

CASH AND CASH EQUIVALENTS, end of period	$5,422,065	$5,363,830

	SIX MONTHS ENDED
	JUNE 30,
	2019	2018
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$127,583	$34,909
Cash paid for income taxes	$8,904	$14,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2018	83,031,595	$83,032	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

Issuance of common stock —
options exercises	50,000	50	21,950	-	-	22,000

Issuance of common stock —
restricted	980,851	981	(981)	-	-	-

Stock compensation expense —
restricted	-	-	49,884	-	-	49,884

Stock compensation expense —
non-qualified stock options	-	-	74,520	-	-	74,520

Foreign currency translation —
gain	-	-	-	2,938	-	2,938

Net loss	-	-	-		(462,173)	(462,173)

Balance, March 31, 2018	84,062,446	$84,063	$94,345,610	$(119,523)	$(69,412,915)	$24,897,235

Stock compensation expense —
restricted	-	-	118,034	-	-	118,034

Stock compensation expense —
non-qualified stock options	-	-	77,900	-	-	77,900

Foreign currency translation —
(loss)	-	-	-	(38,335)	-	(38,335)

Net loss	-	-	-		(472,171)	(472,171)

Balance, June 30, 2018	84,062,446	$84,063	$94,541,544	$(157,858)	$(69,885,086)	$24,582,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2019	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-		384,101	384,101

Balance, March 31, 2019	84,112,446	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055

Issuance of common stock —
restricted	662,740	663	(663)	-	-	-

Stock compensation expense —
restricted	-	-	180,863	-	-	180,863

Stock compensation expense —
non-qualified stock options	-	-	103,248	-	-	103,248

Foreign currency translation —
gain	-	-	-	13,995	-	13,995

Net loss	-	-	-	-	(307,761)	(307,761)

Balance, June 30, 2019	84,775,186	$84,776	$95,299,274	$(201,772)	$(70,330,878)	$24,851,400

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

2.
Basis of Presentation and Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements as of June 30, 2019 and for each of the three and six month periods ended June 30, 2019 and 2018, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six month periods ended June 30, 2019 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2019 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019, except as further described below:

Recently Adopted Accounting Standards

In February 2016, the FASB issued new accounting guidance on leases (ASC Topic 842). Effective January 1, 2019, the Company adopted an accounting standards update with new guidance intended to increase transparency and comparability among organizations relating to leases. The new guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The standards update retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases are now required to be recognized on the balance sheet. The standards update also requires quantitative and qualitative disclosures regarding key information about leasing arrangements.

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

Upon adoption of the standard, the Company recorded approximately $6.1 million of right of use assets and operating lease-related liabilities, respectively. The adoption of this standards update had a material impact on the Company’s Consolidated Balance Sheets and related disclosures. The adoption of this standards update did not have a material impact on the Company’s results of operations or cash flows.

The cumulative effect of the changes made to our January 1, 2019 balance sheet for the adoption of the standards update was as follows:

	As PreviouslyReportedDECEMBER 31,	Adoption	As reportedunderTopic 842JANUARY 1,
	2018	Adjustment	2019
Operating lease right of use asset, net	$-	$6,061,566	$6,061,566
Property and equipment, net	1,012,684	(170,000)	842,684
Other current assets	1,086,686	(38,015)	1,048,671
Current portion of operating lease liabilities	122,040	268,711	390,751
Current portion of other term obligations	192,263	(40,859)	151,404
Operating lease liabilities, net of current portion	122,040	5,699,651	5,821,691
Other term obligations, net of current portion	73,952	(73,952)	-

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, the Company adopted ASU 2018-07. The new guidance simplifies the accounting for share-based payments made to nonemployees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company has not historically issued a material amount of share-based payments to non-employees. There was no material effect on the Company’s consolidated financial statements upon adoption.

Accounting Standards under Evaluation

In January 2017, ASU No. 2017-04, Simplifying the Test for Goodwill Impairment was issued. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity should apply this ASU on a prospective basis and for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is continuing to evaluate the effect this guidance will have on the consolidated financial statements and related disclosures.

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Government (1)	$5,370,956	$7,332,338
Commercial (2)	2,614,261	3,863,710
Gross accounts receivable	7,985,217	11,196,048
Less: allowances for doubtful
accounts (3)	117,120	106,733

Accounts receivable, net	$7,868,097	$11,089,315

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

(3) For the six months ended June 30, 2019, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	--	14%
U.S. Department of Homeland Security HQ	14%	--
U.S. Coast Guard	--	13%
Iron Bow Technologies	--	15%
U.S. Transportation Safety Administration	13%	--

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	JUNE 30,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	--	14%
U.S. Department of Homeland Security HQ	14%	--
U.S. Coast Guard	--	13%
Iron Bow Technologies	--	15%
U.S. Transportation Safety Administration	13%	--

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	--	11%
U.S. Immigration and Customs Enforcement	30%	37%
U.S. Federal Air Marshall Service	14%	--
U.S. Coast Guard	12%	11%
U.S. Transportation Safety Administration	--	10%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Inventories	$460,140	$183,900
Prepaid rent, insurance and other assets	794,129	902,786

Total other current assets	$1,254,269	$1,086,686

Accrued expenses consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Carrier service costs	$9,472,300	$8,476,110
Salaries and payroll taxes	1,236,248	1,308,726
Inventory purchases, consultants and other costs	1,638,714	913,038
Severance costs	7,612	1,634
U.S. income tax payable	5,900	8,550
Foreign income tax payable	8,540	8,380

Total accrued expenses	$12,369,314	$10,716,438

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Computer hardware and software	$1,948,387	$2,110,298
Furniture and fixtures	339,683	333,539
Leasehold improvements	267,003	268,561
Automobiles	82,304	178,597
Gross property and equipment	2,637,377	2,890,995
Less: accumulated depreciation and
amortization	1,979,303	1,878,311

Property and equipment, net	$658,074	$1,012,684

During the three and six month periods ended June 30, 2019, property and equipment depreciation expense was approximately $140,000 and $275,000, respectively, as compared to $100,020 and $275,375, respectively, for the three and six month periods ended June 30, 2018.

During the six month period ended June 30, 2019 there were no material disposals of owned property and equipment. During the six month period ended June 30, 2018 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,000.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2019 and 2018.

7.
Leases

The Company entered into operating leases for corporate and operational facilities (“real estate leases”), computer hardware for datacenters and automobiles (“all other leases”).

Real estate leases. Substantially all real estate operating leases have remaining terms of seven (7) to ten (10) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year. Certain leases contain early termination provisions that would require payment of unamortized tenant improvements, real estate broker commissions paid, and up to six (6) months of rent to compensate the landlord for early termination. The cost to exit a lease would be significant and potentially range $0.2 million to $0.8 million. The earliest any lease termination provisions could be exercised would be in 2023.

All other leases. Non-real estate operating leases have remaining terms of two (2) to three (3) years. All of these leases require a fixed lease payment over the entire lease term with no escalation provision. There are no early termination provisions under such arrangements.

The components of lease expense were as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2019	2019
	(Unaudited)
Operating lease expense	$60,641	$119,641

Finance lease expense:
Amortization of right of use assets	$138,234	$277,269
Interest on finance lease liabilities	69,603	139,338

Total finance lease expense	$207,837	$416,607

Operating lease expense is included in general and administrative expenses in the condensed consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

SIX MONTHS ENDED
JUNE 30,
2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119,641
Operating cash flows from finance leases	139,338
Financing cash flows from finance leases	238,675

Supplemental balance sheet information related to leases was as follows:

JUNE 30,
2019
(Unaudited)
Operating lease right of use assets, net	$5,827,822
Current portion of operating lease liabilities	420,932
Operating lease liabilities, net of current portion	5,534,028

Weighted average remaining lease term
Operating leases	12.1
Finance leases	1.6
Weighted average discount rate
Operating leases	5%
Finance leases	5%

Maturities of lease liabilities as of June 30, 2019, were as follows:

	Operating Leases	Finance Leases
2019	$660,669	$121,332
2020	678,849	66,456
2021	697,578	-
2022	715,729	-
2023	735,573	-
Thereafter	4,325,486	-
Total undiscounted operating lease payments	7,813,884	187,788
Less: Imputed interest	2,035,299	11,413
Total finance lease liability	$5,778,585	$176,375

During the six month period ended June 30, 2019, there were no new material operating leases or modifications to existing operating leases.

8.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2019. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2019. There were no indicators of impairment during the month period ended June 30, 2019.

The Company has recorded net intangible assets of $2,826,141, consisting of purchased intangibles and internally developed software used to deliver managed service solutions offered by the Company. For the three and six month periods ended June 30, 2019, the Company capitalized internally developed software costs of approximately $67,225 and $125,725, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three and six month periods ended June 30, 2019. There were no disposals of intangible assets during the three month period ended June 30, 2018. For the six month period ended June 30, 2018, there were disposals of fully amortized intangible assets of approximately $1,930,000.

The aggregate amortization expense recorded for the three month periods ended June 30, 2019 and 2018 were approximately $198,800 and $186,800, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2019 and 2018 were approximately $397,600 and $486,600, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 5.0 years and 1.0 years, respectively, at June 30, 2019.

9.
Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. Effective April 30, 2018, the Company entered into a second modification agreement with Atlantic Union Bank that extended the maturity date of the facility through April 30, 2019, increased the interest rate to the Wall Street Journal prime rate plus 1.0%, and added an additional financial covenant requiring the Company to maintain consolidated minimum adjusted earnings before interest, taxes, depreciation and amortization, plus share-based compensation, plus non-cash charges (EBITDA) (as defined in the second modification) of at least two times interest expense (excluding interest reported under recently adopted lease accounting standards) to be measured as of the last day of each quarterly period.

Effective, April 30, 2019, the Company entered into a fourth modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility through April 30, 2020 and changed the variable interest rate to the Wall Street Journal prime rate plus 0.50%.

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of June 30, 2019, the Company was eligible to borrow up to $4.2 million under the borrowing base formula.

10.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2019, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2019 or December 31, 2018. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2019, the Company had approximately $38.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.8 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.
Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the six month periods ended June 30, 2019 and 2018.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2019, there were 84,775,186 shares issued and outstanding (including 674,168 restricted shares not vested). The Company issued 238,572 shares of common stock as a result of the vesting portion of restricted stock awards (RSA) during the three month period ended June 30, 2019. There were no shares of common stock issued as a result of the vesting of RSAs during the three month period ended June 30, 2018. See Note 12 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended June 30, 2019 and 2018. There were no shares of common stock issued as a result of stock option exercises during the six month period ended June 30, 2019. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the six month period ended June 30, 2018 were 50,000 and $22,000, respectively. See Note 12 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the six month period ended June 30, 2019, the Company granted 662,740 RSAs. During the six month period ended June 30, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 25,000 of non-qualified stock option awards granted to a non-employee as compensation for investor relations services during the six month period ended June 30, 2019.

Restricted Stock Award Activity

A summary of RSA activity as of June 30, 2019 and 2018, and changes during the six month periods ended June 30, 2019 and 2018 are set forth below:

	2019	2018
NON-VESTED AWARDS	(Unaudited)
Non-vested awards outstanding, January 1,	300,000	-
Granted (+)	662,740(1)	980,851(1)
Cancelled (-)	50,000(2)	-
Vested (-)	238,572(3)	-
Non-vested awards outstanding, June 30,	674,168	980,851

Weighted-average remaining contractual life (in years)	6.77	1.1

Unamortized RSA compensation expense	$274,412	$356,082

Aggregate intrinsic value of RSAs non-vested, June 30	$283,151	$539,468

Aggregate intrinsic value of RSAs vested, June 30	$-	$-

(1)
During the six month period ended June 30, 2019, the Company granted 662,740 RSAs, of which i) 238,572 of RSAs were awarded to members of the Company’s board of directors as part of their annual board retainer fee that had a grant date fair value of $100,200 and vested during the period, and ii) 424,168 of RSAs were awarded to key employees tied to the attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors that had a grant date fair value of $254,501. During the six month period ended June 30, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(2)
There were 50,000 RSAs that were cancelled during the six month period ended June 30, 2019. There were no RSAs cancelled or expired during the six month period ended June 30, 2018, respectively.

(3)
During the six month period ended June 30, 2019, 238,572 RSAs vested during the period.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of June 30, 2019 and 2018, and changes during the six month periods ended June 30, 2019 and 2018 are set forth below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

NON-VESTED AWARDS	(Unaudited)
Non-vested balances, January 1,	2,067,503	$0.36	2,685,004	$0.35
Granted (+)	25,000(1)	$0.15	-(1)	$0.00
Cancelled (-)	80,001(2)	$0.34	-(2)	$0.00
Vested/Excercised (-)	500,000	$0.40	50,000(3)	$0.40
Non-vested balances, June 30,	1,512,502	$0.34	2,635,004	$0.35

	2019		2018
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
OUTSTANDING AND EXERCISABLE AWARDS	(Unaudited)
Awards outstanding, January 1,	4,013,334	$0.58	4,173,334	$0.60
Granted (+)	25,000(1)	$0.41	- (1)	$0.00
Cancelled (-)	80,001(2)	$0.55	60,000(2)	$1.48
Exercised (-)	-	-	50,000(3)	$0.44
Awards outstanding, June 30,	3,958,333	$0.58	4,063,334	$0.00

Awards vested and expected to vest,
June 30,	3,483,356	$0.59	3,481,526	$0.58

Awards outstanding and exercisable,
June 30,	2,445,831	$0.59	1,438,330	$0.58

(1) During the six month period ended June 30, 2019, there were non-qualified stock option (NQSO) grants of 25,000 granted to a non-employee as compensation for investor relations services. This stock award grant was valued using a Black-Scholes model that assumed a 1-year vesting period, 2-year option term, a risk free rate of 2.5%, volatility of 64.6%, no assumed dividend yield, and a forfeiture rate estimate of 1.2%. During the six month period ended June 30, 2018, there were no grants of non-qualified stock options.

(2) During the six month period ended June 30, 2019, there were 80,001 NQSOs that were unvested and cancelled related to voluntary employee terminations.

(3) The total intrinsic value of stock options exercised during the six month ended June 30, 2018 was approximately $5,500.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2019 were 2.6 years, 2.3 years and 2.3 years, respectively.

The aggregate intrinsic value associated with options outstanding, vested and expected to vest as of June 30, 2019 was approximately $250 and $247, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2019	2018	2019	2018
	(Unaudited)
Restricted stock compensation expense	$180,863	$118,034	$197,600	$167,918
Non-qualified option stock compensation expense	103,248	77,900	175,777	152,420

Total share-based compensation before taxes	$284,111	$195,934	$373,377	$320,338

At June 30, 2019, the Company had approximately $473,485 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1 year.

13.
(Loss) Earnings Per Common Share (EPS)

The computations of basic and diluted (loss) earnings per share were as follows for the periods presented below:
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
Basic (Loss) Earnings Per Share Computation:
Net (loss) income	$(307,761)	$(472,171)	$76,340	$(934,344)
Weighted average number of common shares	83,990,722	83,081,597	83,902,077	83,061,707
Basic Loss Per Share	$(0.00)	$(0.01)	$0.00	$(0.01)

Diluted (Loss) Earnings Per Share Computation:
Net (loss) income	$(307,761)	$(472,171)	$76,340	$(934,344)

Weighted average number of common shares	83,990,722	83,081,597	83,902,077	83,061,707
Incremental shares from assumed conversions
of stock options	-	-	63,917	-
Adjusted weighted average number of
common shares	83,990,722	83,081,597	83,965,994	83,061,707

Diluted (Loss) Earnings Per Share	$(0.00)	$(0.01)	$0.00	$(0.01)

Unexercised stock options and restricted stock awards of 4,632,501 and 5,044,185 for the three month periods ended June 30, 2019 and 2018, respectively, have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

Unexercised stock options and restricted stock awards of 5,044,185 for the six month period ended June 30, 2018, have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

14.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
Carrier Services	$14,023,930	$11,282,881	$28,366,941	$23,095,025
Managed Services	8,069,223	6,261,457	15,643,114	14,528,932

	$22,093,153	$17,544,338	$44,010,055	$37,623,957

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
U.S. Federal Government	$18,441,671	$13,910,773	$36,604,169	$28,184,819
U.S. State and Local Governments	126,342	112,526	242,181	219,528
Foreign Governments	24,353	78,378	68,897	104,922
Commercial Enterprises	3,500,787	3,442,661	7,094,808	9,114,688

	$22,093,153	$17,544,338	$44,010,055	$37,623,957

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
	(Unaudited)
North America	$20,950,816	$16,297,433	$41,731,127	$35,041,083
Europe	1,142,337	1,246,905	2,278,928	2,582,874

	$22,093,153	$17,544,338	$44,010,055	$37,623,957

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

Business Overview

We are a leading provider of trusted mobility solutions (TM2) to the government and commercial sectors. Our TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through our federally compliant platform platform Intelligent Telecommunications Management System (ITMS™). We offer our TM2 solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet most of the common functional, technical and security requirements for mobility management. Our TM2 solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. The flexibility of our TM2 solutions enables our customers to be able to quickly expand their mobility capabilities and contract for their mobility management requirements. Our TM2 solutions are hosted and accessible on-demand through a secure proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

Revenue Mix

Our revenue mix fluctuates due to customer driven factors including: i) timing of technology and accessory refresh requirements from our customers; ii) onboarding of new customers that require carrier services; iii) subsequent decreases in carrier services as we optimize their data and voice usage; iv) delays in delivering products or services; and v) changes in control or leadership of our customers that lengthens our sales cycle, changes in laws or funding, among other circumstances that may unexpectedly change the revenue earned and/or duration of our services. As a result, our revenue will vary by quarter.

For additional information related to our business operations, see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

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

Results of Operations

Three Months Ended June 30, 2019 as Compared to Three Months Ended June 30, 2018

Revenues. Revenues for the three month period ended June 30, 2019 were approximately $22.1 million, an increase of approximately $4.5 million (or 26%), as compared to approximately $17.5 million in 2018. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
Revenue Mix	2019	2018	Variance
	(Unaudited)
Carrier Services	$14,023,930	$11,282,881	$2,741,049
Managed Services	8,069,223	6,261,457	1,807,766

	$22,093,153	$17,544,338	$4,548,815

Our carrier services increased due to the implementation of the U.S. Coast Guard contract and to a lesser extent the expansion of our Customs & Border Protection task order (CBP).

Our managed service fees increased due to expansion of managed services for existing government and commercial customers, as well as increases in sales of accessories to our government customers as compared to last year.

Billable service fee revenue increased as compared to last year due to ramp up of services delivered through our partnerships with large systems integrators as we complete a government project. We are focusing our subject matter experts on this higher margin billable service arrangements.

Reselling and other services increased as compared to last year due to the timing of large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2019 was approximately $18.0 million (or 82% of revenues), as compared to approximately $14.0 million (or 80% of revenues) in 2018. The increase was driven by higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit. Gross profit for the three month period ended June 30, 2019 was approximately $4.1 million (or 18% of revenues), as compared to approximately $3.5 million (or 20% of revenues) in 2018. The decrease in gross profit percentage was driven by the increase in lower margin reselling and other services during the quarter. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2019 was approximately $0.4 million (or 2% of revenues), as compared to approximately $0.4 million (or 3% of revenues) in 2018. We continued to maintain our conservative deployment of sales and marketing assets during the current quarter which enabled us to keep our cost profile unchanged. We expect to invest in strategic hires of sales and marketing resources in the second half of 2019 in an effort to build our commercial sales pipeline opportunities

General and Administrative. General and administrative expenses for the three month period ended June 30, 2019 were approximately $3.6 million (or 16% of revenues), as compared to approximately $3.4 million (or 20% of revenues) in 2018. The decrease (as a percentage of revenue) in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our general and administrative expense would have been $3.7 million (of 17% of revenues) for the current quarter.

Product Development. We incurred product development activities related to its next generation TDI Optimiser™ application during the three months ended June 30, 2019 and 2018. The Company capitalized product development costs of approximately $68,000 and $80,800 during the three month periods ended June 30, 2019 and 2018, respectively. The Company has a mature set of products and services that do not include significant ongoing development activities and as such there could be periods of time where our level of internal and external spending on product development may not be significant.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2019 was approximately $244,100 as compared to approximately $110,500 in 2018.  The increase in depreciation and amortization expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our depreciation and amortization expense would have been $143,500 for the current quarter, which represents an increase as compared to last year due to an increase in our depreciable asset base.

Other Income (Expense). Net other expense for the three month period ended June 30, 2019 was approximately $75,100, as compared to approximately $21,900 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during the current quarter and to a lesser extent interest expense associated with advances against our line of credit.

Income Taxes. Income tax expense for the three month period ended June 30, 2019 was approximately $66,500, as compared to $14,800 in 2018.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland and deferred tax expense related to the amortization of goodwill.

Net Loss. As a result of the cumulative factors annotated above, net loss for the three month period ended June 30, 2019 was approximately $307,761, as compared to a net loss of approximately $472,171 in the same period last year.

Six Months Ended June 30, 2019 as Compared to Six Months Ended June 30, 2018

        Revenues. Revenues for the six month period ended June 30, 2019 were approximately $44.0 million, an increase of approximately $6.4 million, as compared to approximately $37.6 million in 2018. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
Revenue Mix	2019	2018	Variance
	(Unaudited)
Carrier Services	$28,366,941	$23,095,025	$5,271,916
Managed Services	15,643,114	14,528,932	1,114,182

	$44,010,055	$37,623,957	$6,386,098

Our carrier services increased primarily due to the implementation of the U.S. Coast Guard contract and to a lesser extent the expansion of our Customs & Border Protection task order (CBP).

Our managed service fees increased due to expansion of managed services for existing government and commercial customers, as well as increases in sales of accessories to our government customers as compared to last year.

Billable service fee revenue increased as compared to last year due to ramp up of services delivered through our partnerships with large systems integrators as we complete a government project. We are focusing our subject matter experts on this higher margin billable service arrangements.

Reselling and other services decreased as compared to last year due to fewer large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2019 was approximately $35.7 million (or 81% of revenues), as compared to approximately $30.5 million (or 81% of revenues) in 2018. The dollar increase was driven by higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit. Gross profit for the six month period ended June 30, 2019 was approximately $8.3 million (or 19% of revenues), as compared to approximately $7.1 million (or 19% of revenues) in 2018. The dollar increase in gross profit dollars reflects higher margins related to billable services and accessories sales as compared to last year.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2019 was approximately $0.8 million (or 2% of revenues), as compared to approximately $1.0 million (or 3% of revenues) in 2018. We maintained our conservative deployment of sales and marketing assets during the current quarter which enabled us to keep our cost profile unchanged. We expect to make strategic hires of sales and marketing resources in the second half of 2019 in an effort to build our commercial sales pipeline opportunities.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2019 were approximately $6.7 million (or 15% of revenues), as compared to approximately $6.8 million (or 18% of revenues) in 2018. The decrease (as a percentage of revenue) in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our general and administrative expense would have been $6.9 million (of 16% of revenues) for the current quarter.

Product Development. Product development costs for the six month periods ended June 30, 2019 and 2018 were approximately $125,725 and $151,600, respectively, which were capitalized.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2019 was approximately $484,600 as compared to approximately $207,800 in 2018.  The increase in depreciation and amortization expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our depreciation and amortization expense would have been $214,620 for the current period.

Other Income (Expense). Net other expense for the six month period ended June 30, 2019 was approximately $148,200, as compared to approximately $44,500 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during the current quarter and to a lesser extent interest expense associated with advances against our line of credit.

Income Taxes. Income tax expense for the six month period ended June 30, 2019 was approximately $94,500 as compared to approximately $20,900 in 2018.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland as compared to the same period last year.

Net Income (Loss). As a result of the cumulative factors annotated above, the net income for the six month period ended June 30, 2019 was approximately $76,300 as compared to a net loss of approximately $934,344 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million.

At June 30, 2019, our net working capital was approximately $4.3 million as compared to $3.7 million at December 31, 2018. The increase in net working capital was primarily driven by increases in revenue and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We must successfully execute our strategic goals and tactically execute our cost savings and new revenue initiatives as described above in order to generate positive cash flows, improve our liquidity position and meet our minimum operating requirements. We will continue to identify additional opportunities for cost savings that can further reduce our fixed operating costs and/or provide us better flexibility to match our cost structure with our revenue streams. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the six months ended June 30, 2019, net cash provided by operations was approximately $3.5 million driven by improved collections of accounts receivable and temporary payable timing differences.

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

For the six months ended June 30, 2019, cash used in investing activities was approximately $266,000 and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

For the six months ended June 30, 2018, cash used in investing activities was approximately $245,500 and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the six months ended June 30, 2019, cash used in financing activities was approximately $233,700 and reflects line of credit advances and payments of approximately $6.3 million, and finance lease principal repayments of approximately $238,700.

For the six months ended June 30, 2018, cash provided by financing activities was approximately $26,150 and primarily reflects net line of credit advances and payment of contingent consideration of $100,000 related to our intellectual property acquisition of Probaris ID™.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2019 and 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $10,600 as compared to last year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WIDEPOINT CORPORATION
/s/ JIN H. KANG	/s/ IAN SPARLING
Jin H. Kang	Ian Sparling
President and Chief Executive Officer	Interim Chief Financial Officer
Date: August 14, 2019	Date: August 14, 2019