Form 10-Q
period 2019-09-30
WIDEPOINT CORP
filed 2019-11-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 14, 2019, there were 84,775,186 shares of the registrant’s Common Stock issued and outstanding.

Securities Registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	WYY	NYSE American

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
REVENUES	$29,616,940	$21,294,360	$73,626,995	$58,918,317
COST OF REVENUES (including amortization and depreciation of
$233,033, $248,009, $698,192, and $802,174, respectively)	25,302,919	17,609,287	61,002,387	48,134,084

GROSS PROFIT	4,314,021	3,685,073	12,624,608	10,784,233

OPERATING EXPENSES
Sales and marketing	406,683	387,407	1,215,556	1,366,989
General and administrative expenses (including share-based
compensation of $163,451, $272,737, $536,828 and $593,075, respectively)	3,372,269	3,257,262	10,070,383	10,037,904
Depreciation and amortization	246,293	104,914	730,905	312,763

Total operating expenses	4,025,245	3,749,583	12,016,844	11,717,656

INCOME (LOSS) FROM OPERATIONS	288,776	(64,510)	607,764	(933,423)

OTHER (EXPENSE) INCOME
Interest income	40	936	4,761	6,339
Interest expense	(78,066)	(21,644)	(230,983)	(71,531)
Other income	5,324	2	5,324	3

Total other expense	(72,702)	(20,706)	(220,898)	(65,189)

INCOME BEFORE INCOME TAX PROVISION	216,074	(85,216)	386,866	(998,612)
INCOME TAX PROVISION	32,364	24,795	126,816	45,743

NET INCOME (LOSS)	$183,710	$(110,011)	$260,050	$(1,044,355)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.01)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	84,234,354	83,177,804	84,014,053	83,100,832

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.00)	$0.00	$(0.01)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	84,271,825	83,177,804	84,051,524	83,100,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
NET INCOME (LOSS)	$183,710	$(110,011)	$260,050	$(1,044,355)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(50,411)	(27,459)	(65,698)	(62,856)

Other comprehensive loss	(50,411)	(27,459)	(65,698)	(62,856)

COMPREHENSIVE INCOME (LOSS)	$133,299	$(137,470)	$194,352	$(1,107,211)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,099,617	$2,431,892
Accounts receivable, net of allowance for doubtful accounts
of $125,496 and $106,733 in 2019 and 2018, respectively	6,952,068	11,089,315
Unbilled accounts receivable	13,265,684	9,566,170
Other current assets	856,274	1,086,686

Total current assets	28,173,643	24,174,063

NONCURRENT ASSETS
Property and equipment, net	581,667	1,012,684
Operating lease right of use asset, net	5,690,692	-
Intangibles, net	2,640,164	3,103,753
Goodwill	18,555,578	18,555,578
Other long-term assets	141,702	209,099

Total assets	$55,783,446	$47,055,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,108,178	$7,363,621
Accrued expenses	14,465,322	10,716,438
Deferred revenue	2,185,581	2,072,344
Current portion of operating lease liabilities	499,739	107,325
Current portion of other term obligations	62,402	192,263

Total current liabilities	23,321,222	20,451,991

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,339,380	122,040
Other term obligations, net of current portion	-	73,952
Deferred revenue, net of current portion	367,065	466,714
Deferred tax liability	1,607,629	1,523,510

Total liabilities	30,635,296	22,638,207

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,775,186 and 84,112,446 shares
issued and oustanding, respectively	84,776	84,113
Additional paid-in capital	95,462,725	94,926,560
Accumulated other comprehensive loss	(252,183)	(186,485)
Accumulated deficit	(70,147,168)	(70,407,218)

Total stockholders’ equity	25,148,150	24,416,970

Total liabilities and stockholders’ equity	$55,783,446	$47,055,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$260,050	$(1,044,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	82,237	-
Depreciation expense	832,651	414,507
Provision (recovery) for doubtful accounts	23,460	(6,149)
Amortization of intangibles	596,446	700,430
Amortization of deferred financing costs	3,750	16,054
Share-based compensation expense	536,828	593,075
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	330,286	390,672
Inventories	65,161	(61,778)
Prepaid expenses and other current assets	128,468	(236,532)
Other assets	61,661	(108,742)
Accounts payable and accrued expenses	2,487,865	(1,890,395)
Income tax payable	6,133	16,289
Deferred revenue and other liabilities	37,535	505,619

Net cash provided by (used in) operating activities	5,452,531	(711,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(214,072)	(164,573)
Software development costs	(146,767)	(230,101)

Net cash used in investing activities	(360,839)	(394,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,354,455	14,048,741
Repayments of bank line of credit advances	(6,354,455)	(14,048,741)
Principal repayments under finance lease obligations	(356,924)	(75,785)
Debt issuance costs	(5,000)	-
Contingent consideration payment	-	(100,000)
Proceeds from exercise of stock options	-	22,000

Net cash used in financing activities	(361,924)	(153,785)

Net effect of exchange rate on cash and equivalents	(62,043)	(62,587)

NET INCREASE (DECREASE) IN CASH	4,667,725	(1,322,351)

CASH AND CASH EQUIVALENTS, beginning of period	2,431,892	5,272,457

CASH AND CASH EQUIVALENTS, end of period	$7,099,617	$3,950,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$213,233	$51,032
Cash paid for income taxes	$8,857	$14,418

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$77,386	$76,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2018	83,031,595	$83,032	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

Issuance of common stock —
options exercises	50,000	50	21,949	-	-	21,999

Issuance of common stock —
restricted	980,851	981	(981)	-	-	-

Stock compensation expense —
restricted	-	-	49,884	-		49,884

Stock compensation expense —
non-qualified stock options	-	-	74,520	-	-	74,520

Foreign currency translation —	-	-	-
gain				2,938	-	2,938

Net loss	-	-	-		(462,173)	(462,173)

Balance, March 31, 2018	84,062,446	$84,063	$94,345,609	$(119,523)	$(69,412,915)	$24,897,234

Stock compensation expense —
restricted	-	-	118,034	-	-	118,034

Stock compensation expense —
non-qualified stock options	-	-	77,900	-	-	77,900

Foreign currency translation —
(loss)	-	-	-	(38,335)	-	(38,335)

Net loss	-	-	-		(472,171)	(472,171)

Balance, June 30, 2018	84,062,446	84,063	94,541,543	(157,858)	(69,885,086)	24,582,662

Stock compensation expense —
restricted	-	-	202,664	-	-	202,664

Stock compensation expense —
non-qualified stock options	-	-	70,073	-	-	70,073

Foreign currency translation —
(loss)	-	-	-	(27,459)	-	(27,459)

Net loss	-	-	-		(110,011)	(110,011)

Balance, September 30, 2018	84,062,446	$84,063	$94,814,280	$(185,317)	$(69,995,097)	$24,717,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2019	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-		384,101	384,101

Balance, March 31, 2019	84,112,446	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055

Issuance of common stock —
restricted	662,740	663	(663)	-	-	-

Stock compensation expense —
restricted	-	-	180,863	-	-	180,863

Stock compensation expense —
non-qualified stock options	-	-	103,248	-	-	103,248

Foreign currency translation —
gain	-	-	-	13,995	-	13,995

Net loss	-	-	-		(307,761)	(307,761)

Balance, June 30, 2019	84,775,186	$84,776	$95,299,274	$(201,772)	$(70,330,878)	$24,851,400

Stock compensation expense —
restricted	-	-	91,826	-	-	91,826

Stock compensation expense —
non-qualified stock options	-	-	71,625	-	-	71,625

Foreign currency translation —
(loss)	-	-	-	(50,411)	-	(50,411)

Net Income	-	-	-		183,710	183,710

Balance, September 30, 2019	84,775,186	$84,776	$95,462,725	$(252,183)	$(70,147,168)	$25,148,150

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

2.
Basis of Presentation and Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements as of September 30, 2019 and for each of the three and nine month periods ended September 30, 2019 and 2018, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine month periods ended September 30, 2019 are not indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2019 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019, except as further described below:

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

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Government (1)	$5,155,811	$7,332,338
Commercial (2)	1,921,753	3,863,710
Gross accounts receivable	7,077,564	11,196,048
Less: allowances for doubtful
accounts (3)	125,496	106,733

Accounts receivable, net	$6,952,068	$11,089,315

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

(3) For the nine months ended September 30, 2019, the Company recorded a provision for bad debt of approximately $23,500 for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Customs Border Patrol	--	14%
U.S. Coast Guard	11%	13%
Iron Bow Technologies	--	15%
CDW-G	11%	--

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	12%	16%	14%	18%
U.S. Customs Border Patrol	14%	15%	12%	11%
CDW-USCB	16%	--	--	--

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	--	11%
U.S. Immigration and Customs Enforcement	26%	37%
CDW-G	24%	--
U.S. Coast Guard	10%	11%
U.S. Transportation Security Administration	--	10%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Inventories	$118,619	$183,900
Prepaid rent, insurance and other assets	737,655	902,786

Total other current assets	$856,274	$1,086,686

Accrued expenses consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Carrier service costs	$12,309,240	$8,476,110
Salaries and payroll taxes	1,364,218	1,308,726
Inventory purchases, consultants and other costs	761,822	913,038
Severance costs	7,612	1,634
U.S. income tax payable	5,900	8,550
Foreign income tax payable	16,530	8,380

Total accrued expenses	$14,465,322	$10,716,438

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(Unaudited)
Computer hardware and software	$1,962,588	$2,110,298
Furniture and fixtures	334,430	333,539
Leasehold improvements	257,941	268,561
Automobiles	54,106	178,597
Gross property and equipment	2,609,065	2,890,995
Less: accumulated depreciation and
amortization	2,027,398	1,878,311

Property and equipment, net	$581,667	$1,012,684

During the three and nine month periods ended September 30, 2019, property and equipment depreciation expense was approximately $280,500 and $832,700, respectively, as compared to $139,100 and $414,500, respectively, for the three and nine month periods ended September 30, 2018.

During the nine month period ended September 30, 2019 there were no material disposals of owned property and equipment. During the nine month period ended September 30, 2018 there were disposals of fully depreciated owned property and equipment with related cost and accumulated depreciation of approximately $129,000.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2019 and 2018.

7.
Leases

The Company entered into operating leases for corporate and operational facilities (“real estate leases”), computer hardware for datacenters and automobiles (collectively “all other leases”).

Real estate leases. Substantially all real estate leases have remaining terms of seven (7) to ten (10) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year. Certain leases contain early termination provisions that would require payment of unamortized tenant improvements, real estate broker commissions paid, and up to six (6) months of rent to compensate the landlord for early termination. The cost to exit a lease would be significant and potentially range $0.2 million to $0.8 million. The earliest any lease termination provisions could be exercised would be in 2023.

All other leases. Non-real estate operating leases have remaining terms of two (2) to three (3) years. All of these leases require a fixed lease payment over the entire lease term with no escalation provision. There are no early termination provisions under such arrangements.

The components of lease expense were as follows:
	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2019	2019
	(Unaudited)
Operating lease expense	$52,043	$171,684

Finance lease expense:
Amortization of right of use assets	$137,957	$415,226
Interest on finance lease liabilities	72,567	211,905

Total finance lease expense	$210,524	$627,131

Operating lease expense is included in general and administrative expenses in the condensed consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

NINE MONTHS ENDED
SEPTEMBER 30,
2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$171,684
Operating cash flows from finance leases	211,905
Financing cash flows from finance leases	356,926

Right of use assets obtained in exchange for lease obligations:
Operating leases	$-
Finance leases	-

Supplemental balance sheet information related to leases was as follows:

SEPTEMBER 30,
2019
(Unaudited)
Operating lease right of use assets, net	$5,690,692
Current portion of operating lease liabilities	499,739
Operating lease liabilities, net of current portion	5,339,380

Weighted average remaining lease term
Operating leases	11.8
Finance leases	1.3
Weighted average discount rate
Operating leases	5%
Finance leases	5%

Maturities of lease liabilities as of September 30, 2019, were as follows:

	Operating Leases	Finance Leases
2019	$657,853	$114,496
2020	676,169	35,437
2021	695,041	-
2022	648,577	-
2023	665,862	-
Thereafter	4,254,715	-
Total undiscounted operating lease payments	7,598,216	149,933
Less: Imputed interest	1,907,394	1,636
Total finance lease liability	$5,690,822	$148,297

During the nine month period ended September 30, 2019, there were no new material operating leases or modifications to existing operating leases.

8.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2019. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2019. There were no indicators of impairment during the nine month period ended September 30, 2019.

The Company has recorded net intangible assets of $2,640,164, consisting of purchased intangibles and internally developed software used to deliver managed service solutions offered by the Company. For the three and nine month periods ended September 30, 2019, the Company capitalized internally developed software costs of approximately $21,075 and $146,800, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three and nine month periods ended September 30, 2019. There were no disposals of intangible assets during the three month period ended September 30, 2018. For the nine month period ended September 30, 2018, there were disposals of fully amortized intangible assets of approximately $2,374,700.

The aggregate amortization expense recorded for the three month periods ended September 30, 2019 and 2018 were approximately $198,800 and $213,800, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2019 and 2018 were approximately $596,500 and $700,400, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 4.8 years and 1.0 year, respectively, at September 30, 2019.

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of September 30, 2019, the Company was eligible to borrow up to $4.0 million under the borrowing base formula.

10.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2019, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2019 or December 31, 2018. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2019, the Company had approximately $38.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.8 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.
Stockholders’ Equity

Preferred Stock

There were no issuances of preferred stock during the nine month periods ended September 30, 2019 and 2018.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of September 30, 2019, there were 84,775,186 shares issued and outstanding (including 507,500 restricted shares not vested). During the three and nine month periods ended September 30, 2019, 183,334 shares and 405,240 shares, respectively, of common stock vested in accordance with the vesting terms of restricted stock awards (RSA). There were no shares of common stock issued as a result of the vesting of RSAs during the three month period ended September 30, 2018. See Note 12 for additional information regarding RSA activity.

There were no shares of common stock issued as a result of stock option exercises during the three month periods ended September 30, 2019 and 2018. There were no shares of common stock issued as a result of stock option exercises during the nine month period ended September 30, 2019. Shares of common stock issued as a result of stock option exercises and realized gross proceeds during the nine month period ended September 30, 2018 were 50,000 and $22,000, respectively. See Note 12 for additional information regarding the stock incentive plans.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the nine month periods ended September 30, 2019 and 2018, the Company granted 662,740 RSAs and 980,851 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 25,000 of non-qualified stock option awards granted to a non-employee as compensation for investor relations services during the nine month period ended September 30, 2019.

Restricted Stock Award Activity

A summary of RSA activity as of September 30, 2019 and 2018, and changes during the nine month periods ended September 30, 2019 and 2018 are set forth below:

	2019		2018
NON-VESTED AWARDS	(Unaudited)
Non-vested awards outstanding, January 1,	300,000		-
Granted (+)	662,740	(1)	980,851	(1)
Cancelled (-)	50,000	(2)	-
Vested (-)	405,240	(3)	680,851	(1)
Non-vested awards outstanding, September 30,	507,500		300,000

Weighted-average remaining contractual life (in years)	8.24		0.8

Unamortized RSA compensation expense	$182,586		$153,418

Aggregate intrinsic value of RSAs non-vested, September 30	$157,325		$138,000

Aggregate intrinsic value of RSAs vested, September 30	$171,867		$320,000

(1)
During the nine month period ended September 30, 2019, the Company granted 662,740 RSAs, of which i) 238,572 of RSAs were awarded to members of the Company’s board of directors as part of their annual board retainer fee that had a grant date fair value of $100,200 and vested during the period, and ii) 424,168 of RSAs were awarded to key employees tied to the attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors that had a grant date fair value of $254,501. During the nine month period ended September 30, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(2)
There were 50,000 RSAs that were cancelled during the nine month period ended September 30, 2019. There were no RSAs cancelled or expired during the nine month period ended September 30, 2018.

(3)
During the nine month period ended September 30, 2019, 405,240 RSAs vested.

Non-Qualified Stock Option Award Activity

A summary of stock option activity as of September 30, 2019 and 2018, and changes during the nine month periods ended September 30, 2019 and 2018 are set forth below:

	2019			2018
			Weighted			Weighted
			Average			Average
			Grant Date			Grant Date
NON-VESTED AWARDS	Shares		Fair Value	Shares		Fair Value
	(Unaudited)
Non-vested balances, January 1,	2,067,503		$0.36	2,685,004		$0.35
Granted (+)	25,000	(1)	$0.15	125,000	(1)	$0.25
Cancelled (-)	80,001	(2)	$0.34	50,000	(2)	$0.32
Vested/Excercised (-)	837,497		$0.34	312,500	(3)	$0.26
Non-vested balances, September 30,	1,175,005		$0.37	2,447,504		$0.35

	2019			2018
			Weighted			Weighted
			Average			Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares		Exercise Price	Shares		Exercise Price
	(Unaudited)
Awards outstanding, January 1,	4,013,334		$0.58	4,173,334		$0.60
Granted (+)	25,000	(1)	$0.41	125,000	(1)	$0.50
Cancelled (-)	530,000	(2)	$0.55	110,000	(2)	$1.11
Exercised (-)	-		-	50,000	(3)	$0.44
Awards outstanding, September 30,	3,508,334		$0.59	4,138,334		$0.58

Awards vested and expected to vest,
September 30,	3,165,153		$0.59	3,547,472		$0.58

Awards outstanding and exercisable,
September 30,	2,333,329		$0.58	1,690,830		$0.56

(1)
During the nine month period ended September 30, 2019, there were non-qualified stock option (NQSO) grants of 25,000 granted to a non-employee as compensation for investor relations services. This stock award grant was valued using a Black-Scholes model that assumed a 1-year vesting period, 2-year option term, a risk free rate of 2.5%, volatility of 64.6%, no assumed dividend yield, and a forfeiture rate estimate of 1.2%. During the nine month period ended September 30, 2018, there were non-qualified stock option (NQSO) grants of 125,000, as further described below:

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

(2)
During the nine month period ended September 30, 2019, there were 530,000 NQSOs that were cancelled, of which 80,001 were unvested, related to voluntary employee terminations.

(3)
The total intrinsic value of stock options exercised during the nine month period ended September 30, 2018 was approximately $5,500.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest as of September 30, 2019 were 2.3 years, 1.9 years and 1.9 years, respectively.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of September 30, 2019, as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The intrinsic value will change based on the fair market value of WidePoint’s stock.

Share-Based Compensation Expense

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2019	2018	2019	2018
	(Unaudited)
Restricted stock compensation expense	$91,826	$202,664	$289,426	$370,582
Non-qualified option stock compensation expense	71,625	70,073	247,402	222,493

Total share-based compensation before taxes	$163,451	$272,737	$536,828	$593,075

At September 30, 2019, the Company had approximately $335,186 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1 year.

13.
Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted (loss) earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
Basic Earnings (Loss) Per Share Computation:
Net income (loss)	$183,710	$(110,011)	$260,050	$(1,044,355)
Weighted average number of common shares	84,234,354	83,177,804	84,014,053	83,100,832
Basic Earnings (Loss) Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Diluted Earnings (Loss) Per Share Computation:
Net income (loss)	$183,710	$(110,011)	$260,050	$(1,044,355)

Weighted average number of common shares	84,234,354	83,177,804	84,014,053	83,100,832
Incremental shares from assumed conversions
of stock options	37,471	-	37,471	-
Adjusted weighted average number of
common shares	84,271,825	83,177,804	84,051,524	83,100,832

Diluted Earnings (Loss) Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Unexercised stock options and restricted stock awards of 4,438,334 for the three and nine month periods ended September 30, 2018, have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

14.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
Carrier Services	$20,576,190	$13,104,865	$48,943,130	$36,199,890
Managed Services:
Managed Service Fees	7,048,662	5,729,620	19,027,689	16,709,827
Billable Service Fees	1,091,330	423,858	3,415,046	1,553,750
Reselling and Other Services	900,758	2,036,017	2,241,130	4,454,850

	$29,616,940	$21,294,360	$73,626,995	$58,918,317

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
U.S. Federal Government	$25,734,891	$16,947,681	$62,339,060	$45,132,500
U.S. State and Local Governments	112,108	112,273	354,289	331,801
Foreign Governments	15,334	28,933	84,231	133,855
Commercial Enterprises	3,754,607	4,205,473	10,849,415	13,320,161

	$29,616,940	$21,294,360	$73,626,995	$58,918,317

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
	(Unaudited)
North America	$28,563,085	$20,033,557	$70,294,212	$55,074,640
Europe	1,053,855	1,260,803	3,332,783	3,843,677

	$29,616,940	$21,294,360	$73,626,995	$58,918,317

15.
Commitments and Contingencies

The Company has employment agreements with certain senior executives that set forth compensation levels and provide for severance payments in certain instances.

16.
Subsequent Event

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock.

Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions.

The number of shares to be repurchased and the timing of repurchases will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. It is intended that any repurchases will be funded by existing general corporate funds. The plan does not obligate the Company to repurchase any common stock.

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

Business Overview

We are a leading provider of trusted mobility solutions (TM2) to the government and commercial sectors. Our TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through our federally compliant platform Intelligent Telecommunications Management System (ITMS™). We offer our TM2 solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet most of the common functional, technical and security requirements for mobility management. Our TM2 solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development. The flexibility of our TM2 solutions enables our customers to be able to quickly expand their mobility capabilities and contract for their mobility management requirements. Our TM2 solutions are hosted and accessible on-demand through a secure proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy federal government compliant identity management solutions that provide secured virtual and physical access to restricted environments.

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

During fiscal 2019, we have focused of our attention on the following key goals:

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

Results of Operations

Three Months Ended September 30, 2019 as Compared to Three Months Ended September 30, 2018

Revenues. Revenues for the three month period ended September 30, 2019 were approximately $29.6 million, an increase of approximately $8.3 million (or 39%), as compared to approximately $21.3 million in 2018. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2019	2018	Variance
	(Unaudited)
Carrier Services	$20,576,190	$13,104,865	$7,471,325
Managed Services:
Managed Service Fees	7,048,662	5,729,620	1,319,042
Billable Service Fees	1,091,330	423,858	667,472
Reselling and Other Services	900,758	2,036,017	(1,135,259)

	$29,616,940	$21,294,360	$8,322,580

Our carrier services increased due to a one time pilot project implementation of our U.S. Department of Commerce project supporting the 2020 Census. Additionally, the carrier services increased in lesser extent due to the implementation of the U.S. Coast Guard contract and the expansion of our Customs & Border Protection task order (CBP).

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

Reselling and other services decreased as compared to last year due to the fewer large product resales to agencies of the U.S. federal government. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2019 was approximately $25.3 million (or 85% of revenues), as compared to approximately $17.6 million (or 83% of revenues) in 2018. The increase was driven by higher carrier services and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit. Gross profit for the three month period ended September 30, 2019 was approximately $4.3 million (or 15% of revenues), as compared to approximately $3.7 million (or 17% of revenues) in 2018. The decrease in gross profit percentage was driven by the increase in carrier services and lower margin reselling during the quarter. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2019 was approximately $0.4 million (or 1% of revenues), as compared to approximately $0.4 million (or 2% of revenues) in 2018. We continued to maintain our conservative deployment of sales and marketing assets during the current quarter which enabled us to keep our cost profile unchanged. We expect to invest in strategic hires of sales and marketing resources in an effort to build our commercial sales pipeline opportunities

General and Administrative. General and administrative expenses for the three month period ended September 30, 2019 were approximately $3.4 million (or 11% of revenues), as compared to approximately $3.2 million (or 15% of revenues) in 2018. The decrease (as a percentage of revenue) in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our general and administrative expense would have been $3.5 million (of 12% of revenues) for the current quarter.

Product Development. We incurred product development activities related to our next generation TDI Optimiser™ application during the three months ended September 30, 2019 and 2018. The Company capitalized product development costs of approximately $21,100 and $78,500 during the three month periods ended September 30, 2019 and 2018, respectively. The Company has a mature set of products and services that do not include significant ongoing development activities and as such there could be periods of time where our level of internal and external spending on product development may not be significant.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2019 was approximately $246,300 as compared to approximately $104,900 in 2018.  The increase in depreciation and amortization expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standard our depreciation and amortization expense would have been $108,300 for the current quarter, which represents an increase as compared to last year due to an increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended September 30, 2019 was approximately $72,700, as compared to approximately $20,600 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during the current quarter and to a lesser extent interest expense associated with advances against our line of credit.

Income Taxes. Income tax expense for the three month period ended September 30, 2019 was approximately $32,400, as compared to $24,800 in 2018.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland and deferred tax expense related to the amortization of goodwill.

Net Income (Loss). As a result of the cumulative factors annotated above, net income for the three month period ended September 30, 2019 was approximately $183,700, as compared to a net loss of approximately $110,000 in the same period last year.

Nine Months Ended September 30, 2019 as Compared to Nine Months Ended September 30, 2018

        Revenues. Revenues for the nine month period ended September 30, 2019 were approximately $73.6 million, an increase of approximately $14.7 million, as compared to approximately $58.9 million in 2018. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2019	2018	Variance
	(Unaudited)
Carrier Services	$48,943,130	$36,199,890	$12,743,240
Managed Services:
Managed Service Fees	19,027,689	16,709,827	2,317,862
Billable Service Fees	3,415,046	1,553,750	1,861,296
Reselling and Other Services	2,241,130	4,454,850	(2,213,720)

	$73,626,995	$58,918,317	$14,708,678

Our carrier services increased primarily due to a one time pilot project implementation of our U.S. Department of Commerce project supporting the 2020 Census. Additionally, the carrier services increased in lesser extent due to the implementation of the U.S. Coast Guard contract and to a lesser extent the expansion of our Customs & Border Protection task order (CBP).

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

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2019 was approximately $61.0 million (or 83% of revenues), as compared to approximately $48.1 million (or 82% of revenues) in 2018. The dollar increase was driven by higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit. Gross profit for the nine month period ended September 30, 2019 was approximately $12.6 million (or 17% of revenues), as compared to approximately $10.8 million (or 18% of revenues) in 2018. The dollar increase in gross profit dollars reflects higher margins related to billable services and accessories sales as compared to last year.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2019 was approximately $1.2 million (or 2% of revenues), as compared to approximately $1.4 million (or 2% of revenues) in 2018. We maintained our conservative deployment of sales and marketing assets during the current quarter which enabled us to keep our cost profile unchanged. We expect to make strategic hires of sales and marketing resources in an effort to build our commercial sales pipeline opportunities.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2019 were approximately $10.1 million (or 14% of revenues), as compared to approximately $10.0 million (or 17% of revenues) in 2018. The decrease (as a percentage of revenue) in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standing our general and administrative expense would have been $10.4 million (of 14% of revenues) for the current quarter.

Product Development. Product development costs for the nine month periods ended September 30, 2019 and 2018 were approximately $146,800 and $230,100, respectively, which were capitalized.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2019 was approximately $730,900 as compared to approximately $312,800 in 2018.  The increase in depreciation and amortization expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standard our depreciation and amortization expense would have been $315,700 for the current period.

Other (Expense) Income. Net other expense for the nine month period ended September 30, 2019 was approximately $220,900, as compared to approximately $65,200 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during the current quarter and to a lesser extent interest expense associated with advances against our line of credit.

Income Taxes. Income tax expense for the nine month period ended September 30, 2019 was approximately $126,800 as compared to approximately $45,800 in 2018.  The increase in income tax expense reflects higher taxable foreign earnings in the Republic of Ireland as compared to the same period last year.

Net Income (Loss). As a result of the cumulative factors annotated above, the net income for the nine month period ended September 30, 2019 was approximately $260,050 as compared to a net loss of approximately $1.0 million in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million.

At September 30, 2019, our net working capital was approximately $4.9 million as compared to $3.7 million at December 31, 2018. The increase in net working capital was primarily driven by increases in revenue and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. We are actively renegotiating our contracts with customers to improve our cash flow by billing more than once a month, including tiered price increases and charging more for labor intensive services that were previously billed under firm fixed price contracts. Our single largest cash operating expense is the cost of labor and company sponsored healthcare benefit programs. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure costs in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control.

For the nine months ended September 30, 2019, net cash provided by operations was approximately $5.5 million driven by improved collections of accounts receivable and temporary payable timing differences.

For the nine months ended September 30, 2018, net cash used in operations was approximately $0.7 million driven by inventory purchases in September 2018 from international and specialty suppliers that required advance payment for large equipment and accessory orders. Billing for all equipment and accessory sales occurred when these products were delivered in the fourth quarter of 2018.

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

For the nine months ended September 30, 2019, cash used in investing activities was approximately $0.4 million and consisted of computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

For the nine months ended September 30, 2018, cash used in investing activities was approximately $0.4 million and consisted of computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the nine months ended September 30, 2019, cash used in financing activities was approximately $0.4 million and reflects line of credit advances and payments of approximately $6.3 million, and finance lease principal repayments of approximately $357,000.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2019 and 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $62,040 as compared to last year.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. The number of shares to be repurchased and the timing of repurchases will depend on a variety of factors, including, but not limited to, stock price, economic and market conditions and corporate and regulatory requirements. It is intended that any repurchases will be funded by existing general corporate funds. The plan does not obligate the Company to repurchase any common stock.

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

WIDEPOINT CORPORATION
/s/ JIN H. KANG	/s/ IAN SPARLING
Jin H. Kang	Ian Sparling
President and Chief Executive Officer	Interim Chief Financial Officer
Date: November 14, 2019	Date: November 14, 2019