Form 10-K
period 2019-12-31
WIDEPOINT CORP
filed 2020-03-24
CIK 1034760

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

(703) 349-2577
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	WYY	NYSE AMERICAN

Securities registered pursuant to Section 12(g) of the act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33.4 million.

As of March 20, 2020, there were 83,837,279 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
●
Our ability to sustain profitability and positive cash flows;
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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Trusted Mobility Management (TM2) that consists of federally certified communications management, identity management, and interactive bill presentment and analytics solutions. We help our clients achieve their organizational missions for mobility management and security objectives in this challenging and complex business environment.

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

Telecom Lifecycle Management

We offer comprehensive telecom lifecycle management solutions to corporations, governments, and not-for-profit organizations. Our solutions are delivered in a hosted and secure multi-modal delivery environment. Our solutions provide full visibility of telecom assets for our clients thereby enabling our clients to securely and efficiently manage all aspects of telecom assets, while reducing the overall cost of ownership. We offer state-of-the-art call centers that are available 24/7 to help our users stay productive.

Mobile and Identity Management

 As one of two DoD designated External Certificate Authorities, we offer several different federally certified digital certificates and credentials that enable our customers to conduct business through secure portals owned and managed by the U.S. federal government, access government facilities and secure mobile devices that are used to access corporation networks, databases and other IT assets. We also offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.

Digital Billing Communications solutions

We offer innovative and interactive billing communications and analytics solutions to large communications service provides (CSPs). Our customized solutions give their end customers the ability to view and analyze their bills online via our advanced self-serve user portal 24/7. Our solutions are delivered in a hosted and secure environment and provide our CSPs with full visibility into their revenue model which drives a stronger customer experience and reduces their operating costs and improves profitability

Sales Cycle

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

Sales Approaches

We approach selling our services under either a direct sales model under which we control the contract and key relationships or we partner with a large systems integrator subcontractor to provide our TM2 solution as part of their overall total solution offering to the end customer. We have historically grown our business under the direct sales model; however, during fiscal 2019 we closed a significant portion of our new sales through our partnerships with large systems integrators. While we believe we can continue to be successful growing our sales through both models, larger scale opportunities likely exist when we partner with large systems integrators.

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

Strategic Partnerships. We partner with vendors who are leaders in their industries such as Healthcare, Telecommunication, Transportation, etc. to leverage their channels or reseller networks to sell our TM2 solution. This approach allows us to sell into markets that would be otherwise be costly and difficult to reach. By leveraging these partners’ existing customer relationships, we can shorten the sale cycle and have a higher success rate

Internal Sales Force. We have a team of sales professionals account managers and project managers that are responsible for identifying and pursuing commercial and government opportunities for our TM2 offerings. We take a team approach for engaging with a potential customer. Our sales teams consists of sales lead, account managers, solution experts and other subject matter experts to assist with execution of product demonstrations, proposal creation and submission, contract negotiation, relationship management, sales closing and final transition of closed deals to the operations team. Sales commissions are calculated and paid based on net collected gross managed service revenues times a fixed commission rate that declines over the base term of the contract. There are no commissions paid after the base term expires. We plan to add resources for this effort to help manage our system integrator and strategic partnership efforts as well as increasing the number of qualified leads in our sales pipeline to further spur growth.

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

Customer Concentrations

We derive a significant amount of our revenues from contracts funded by federal government agencies for which we act in capacity as the prime contractor, or as a subcontractor. We believe that contracts with federal government agencies in particular, will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial customers through our relationships with large systems integrators and strategic partners. Accordingly, negative changes in federal government fiscal or spending policies (including continuing budget resolutions and government shutdowns) that impact the spending budgets of our key government customers, including Department of Homeland Security, will directly affect our financial performance.

We expect all of our customers to be motivated to meet their organizational needs for mobile management and security objectives in this challenging mobile environment. As a result of delivering our TM2 service solution we can often save our customers up to 35% of their total spend on mobility and security management which translates into real cash savings. While most of our customers use their savings to purchase and upgrade their managed services, our customers could potentially negatively impact our billable revenue base and result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services. We believe we have an attractive set of solutions and we also believe that government spending for mobility management and for cybersecurity services and solutions will increase for the foreseeable future.

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

o
NASA End-User Services and Technologies (NEST)
o
Defense Logistics Agency J6 Enterprise Technology Services (JETS)
o
GSA Alliant 2
o
GSA Enterprise Infrastructure Solutions (EIS)
o
GSA Connections II
o
National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)
o
NASA Solutions for Enterprise-Wide Procurement (SEWP)

We will continue to build on our partnerships with key systems integrators and strategic partners to compete for public and private sector opportunities.

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

We funded and expensed strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements during the year. For the years ended December 31, 2019 and 2018, we incurred product development costs associated with our next generation TDI Optimiser™ application of approximately $146,000 and $229,000, respectively, which were capitalized. In 2020, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with customer integrations.

Security Certification and Accreditation

Our TM2 solution framework has received multiple security certifications and accreditations from the federal government. As a result we have multiple authorizations to operate (ATOs) from the Department of Homeland Security, the General Services Administration, and the Department of Commerce. The ATOs attest to the fact that we meet all of the cybersecurity requirements for processing sensitive data as ascribed by the Federal Information Management Act at the Moderate and High levels. These ATOs are difficult, time consuming, and costly to attain. Our security certification and accreditation represents a significant reduction of security risk for our customers both in public and private sectors.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at five (5) data centers located in Ireland, Ohio, and Virginia, which we may consolidate in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously checks our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Market Competition

Our TM2 market is centered around mobile management and security as shown below:

Target Markets. Our target market is highly fragmented and we compete with small and large companies that offer different components of TM2. We believe that we are presently the only provider of all three of these critical services offerings. We believe that our TM2 solution offering gives us a strong competitive advantage over our competitors due to our distinctive technical competencies, long-standing client relationships, successful past contract performance with large commercial and government organizations, governmental certifications and authorization to operate (ATO) within this space, price and value of services delivered, reputation for quality, and key management personnel with subject matter expertise.

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

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter to quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the carrier services revenues and other direct costs, the commencement and completion of contracts during any particular quarter; as well as the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

Employees

As of December 31, 2019, we had approximately 249 full-time employees (212 in the U.S. and 37 in Europe). We periodically engage additional consultants and employ temporary employees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Risks Related to our Business and our Industry

Our inability to successfully recompete and re-win our expiring DHS BPA contract, and on terms that do not materially affect our profit margins, could have a material adverse impact on our results of operations.

Our DHS BPA expired on December 16, 2018 and was extended through June 16, 2019. Department of Homeland Security has released the final request for proposal in January of 2020 with a March 17, 2020 deadline to submit a proposal. Subsequently this RFP was canceled on February 28th and is expected to be replaced with an updated new RFP. The acquisition is expected to be changed to an “Open Market” solicitation from a GSA Schedule 70 Blanket Purchase Agreement. While we believe we have a strong relationship and past performance under this expiring contract that may provide us with a competitive advantage in the re-compete process, there is no guarantee that we will be successful in our efforts. If we are unable to retain this contract the DHS may not be able to continue to use our services beyond fiscal year 2020, unless they separately create and fund a different contract vehicle, which is unlikely. Various agencies of DHS have executed contingency plans (some in form of interim contracts) to ensure that they have continued services from WidePoint while the recompete of the DHS CWMS contract is being conducted. Revenue generated under this single DHS BPA for fiscal year ended December 31, 2019 was approximately $65.7 million (representing 65% of total revenue of which 13% related to managed service revenue). Our inability to successfully re-win this contract would have a material adverse effect on our future revenue, profitability and cash flows.

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
■
a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Homeland Security;
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
■
issues associated with global health pandemics, such as the coronavirus; and
■
general economic and political conditions, including any event, such as the coronavirus, that results in a change in spending priorities of the federal government.

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

Although we have net income of $0.2 million in 2019, we have a long history of net losses over the last six (6) years, including net losses of $1.5 million in 2018 and $3.5 million in 2017. Prior to fiscal 2018, a significant contributing factor driving our significant net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to sustain improvements in financial performance realized over the last ten (10) calendar quarters and ultimately meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results.

We currently have access to a credit facility agreement, which requires us to maintain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate repayment of borrowings by our lender.

We have access to a credit facility, which consists of a variable line of credit primarily to meet short term working capital requirements and to partially fund acquisition growth. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. If we are unable to meet future covenants, our lender could take adverse actions that might include raising our variable interest rate, accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. Similarly, if we are unable to renew the credit facility with our current lender or any other lender in the future, our business and operating results will suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

The loss of significant customer contracts, could also have an adverse impact on our financial results.

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leave their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract with annual managed service revenues of more than $1 million, without any offsetting aggregate contract wins, could have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate additional cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss.

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

Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

Product research and development can be time consuming and costly, without any guarantee of a return on our investment. The failure of one of our products or services to gain market acceptance could cause us financial harm due to the costs involved in developing or acquiring new products and services and , thereafter, marketing such new products and services. Any failure to gain market acceptances of our products and services could have a material adverse impact on our financial results. In addition, many of our competitors have greater resources than us and we if we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

A high percentage of our operating expenses, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations. Other factors that may negatively affect our earnings from quarter to quarter include changes in:

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
■
global pandemics, such as the coronavirus; and
■
general economic conditions.

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

Most of our contracts with customers have terms of three (3) to five (5) years, with optional additional renewal periods. Our government contracts generally consist of a base period award with 4 option periods depending on the needs of the agency issuing the contract award. Our commercial contracts have contractual terms of 3 or more years with automatic annual renewals in most cases. Most of our contracts are offered at firm fixed price per performance obligation such as price per unit managed. Due to the long-term nature of our firm fixed price contracts, any failure on our part to accurately define the scope of work and properly manage scope creep, properly price our products to match the customer’s operating environment, or to effectively manage our costs to deliver against these performance obligations could have an adverse negative impact to our financial position and results of operations over a number of years. Additionally, our failure to complete our contractual performance obligations in a manner consistent with the contract could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to successfully acquire complementary businesses, services or technologies to support our growth strategy.

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

As of December 31, 2019, we had aggregate federal net operating loss carry-forwards of approximately $37.5 million and state net operating loss carry-forwards of approximately $39.5 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

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

Many of the services we provide involve managing and protecting information involved in sensitive or classified government functions. A security breach or cybersecurity event in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government customers. In addition, sensitive personal data could be illegally accessed and/or stolen through a cybersecurity event. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenues.

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

The successful implementation of our strategic goals is dependent in part on strategic relationships with key systems integrators and other strategic partners. While our relationships with key systems integrators and other strategic partners is relatively a new strategy, we believe that our business relationship is strong and continuing to grow and we believe that our key systems integrators and other strategic partners will continue to support the inclusion of our TM2 offering as part of their overall technology solution offering.

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
■
our inability to gain market acceptance of our products and services; and
■
general economic conditions and events, including adverse changes in the financial markets or health pandemics such as the coronavirus.

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

The General Corporation Law of Delaware provides generally that the affirmative vote of a majority of the shares entitled to vote on any matter is required to amend a corporation’s certificate of incorporation or bylaws, unless a corporation’s certificate of incorporation or bylaws, as the case may be, requires a greater percentage. Our certificate of incorporation and bylaws do not require a greater percentage vote. Our board of directors is classified into three classes of directors, with approximately one-third of the directors serving in each such class of directors and with one class of directors being elected at each annual meeting of stockholders to serve for a term of three years or until their successors are elected and take office. Our bylaws provide that the board of directors will determine the number of directors to serve on the board. Our board of directors presently consists of five members.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2019 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$28	$337,000
8351 N High Street, Suite 200	Columbus, OH 43235	September 2027	14,382	$9	$131,000
2101 Executive Drive, Suite 400	Hampton, VA 23669	December 2024	6,440	$16	$103,000

The following table presents our property locations at December 31, 2019 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$30	$182,000

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

Holders

As of the close of business on March 20, 2020, there were 105 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

As approved by the Board of Directors on October 7, 2019, we entered into a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of our common stock. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the year ended December 31, 2019, we repurchased 863,733 shares of our common stock for a total of approximately $366,000. Subsequent to December 31, 2019, we repurchased 24,174 shares of our common stock for a total of approximately $10,100.

	Total Number of	Average Price	Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet Be Purchased under the
	Shares Purchased	Paid Per Share	Plans or Programs (1)	Plan or Programs
October	-	$-	-	$2,500,000

November	346,157	$0.39	346,157	$2,364,515

December	517,576	$0.39	517,576	$2,154,037

Total	863,733	$0.39	863,733

(1)
Shares were repurchased pursuant to the $2.5 million repurchase program announced on October 7, 2019

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

Strategic Focus

We successfully executed on our key initiatives for 2019 by increasing our customer base and our sales pipeline. We were able to leverage our strategic relationships with key system integrators and strategic partners to capture additional market share. We were also able attain Authorization to Operate (ATO) in the GovCloud which represents a major milestone for our delivery platform, ITMSTM. Additionally, we were able to improve our topline growth and bottom line profitability. Looking forward to fiscal 2020, we will be focusing more of our attention on the following key goals:

■
continued focus on selling high margin managed services,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator and strategic partners,
■
improving our proprietary platform and products, which includes pursuing a FedRAMP certification for ITMS™, and maintaining our ATOs with our federal government agencies,
■
expanding our solution set to deliver additional capabilities, and
■
increasing our government and commercial base.

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

In order to evaluate a managed service business model our CODM and the executive management team measure financial performance based on our overall mixture of managed and carrier services and related margins. These financial metrics provide a stronger indication of how we are managing our key customer relationships; and it also determines our overall profitability.

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

Our revenue recognition policies for our billable labor services is summarized and shown below:

■
Billable services are managed and professional ervices provided on a project basis determined by our customers’ specific requirements. These fees are billed based on fixed billable rates and time incurred. We recognize revenues based on actual hours worked and actual costs incurred.

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

Goodwill

Goodwill represents the excess of acquisition cost of an acquired company over the fair value of assets acquired and liabilities assumed. In accordance with U. S. GAAP, goodwill is not amortized but is tested for impairment at the reporting unit level annually at December 31 and between annual tests if events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

A reporting unit is defined as either an operating segment or a business one level below an operating segment for which discrete financial information is available that management regularly reviews. The Company has a single reporting unit for the purpose of impairment testing.

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. We have the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. We bypassed using a qualitative assessment for 2019.

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

We had approximately $18.5 million of goodwill as of December 31, 2019. The fair value of our single reporting unit was above carrying value; accordingly, we have concluded that goodwill is not impaired at December 31, 2019. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from our current assumptions.

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

During the year ended December 31, 2019, the Company recorded net provisions for bad debt expense totaling approximately $22,000 related to commercial contracts.

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

2019 Results of Operations

Year Ended December 31, 2019 Compared to the Year ended December 31, 2018

Revenues

Revenues for the year ended December 31, 2019 were approximately $101.7 million, an increase of approximately $18.0 million (or 22%), as compared to approximately $83.7 million in 2018. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2019	2018	Variance

Carrier Services	$68,739,090	$50,050,000	$18,689,090
Managed Services:
Managed Service Fees	25,830,928	25,232,019	598,909
Billable Service Fees	4,304,616	1,838,018	2,466,598
Reselling and Other Services	2,845,613	6,558,859	(3,713,246)

	$101,720,247	$83,678,896	$18,041,351

■
Our carrier services increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census. Additionally, the carrier services increased in lesser extent due to the implementation of the U.S. Coast Guard contract and the expansion of our Customs & Border Protection task order (CBP).

■
Our managed service fees  increased slightly due to expansion of managed services for existing government and commercial customers, as well as increases in sales of accessories to our government customers as compared to last year.

■
Billable service fees increased as compared to last year due to ramp up of services delivered through our partnerships with large systems integrators as we complete a government project, partially offset by the impact of discontinuation of lower margin commercial billable projects. Billable service fees are project based and customized to customers’ requirements and the services extend beyond the core managed services.

■
Reselling and other services decreased as compared to last year due to timing of large product resale. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2019	2018	Variance

U.S. Federal Government	$86,497,328	$66,346,922	$20,150,406
U.S. State and Local Governments	479,379	445,855	33,524
Foreign Governments	109,948	148,155	(38,207)
Commercial Enterprises	14,633,592	16,737,964	(2,104,372)

	$101,720,247	$83,678,896	$18,041,351

■
Our sales to federal government customers increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census and increased units managed for Department of Homeland Security (DHS).

■
Our sales to state and local government customers increased as compared to last year due to increases in the number of units managed.

■
Our sales to foreign government customers decreased as compared to last year due to a slow-down in the timing of sales of perpetual licenses.

■
Our sales to commercial enterprise customers decreased in 2019 as compared to 2018 primarily due to discontinuation of lower margin professional services.

Cost of Revenues

Cost of revenues for the year ended December 31, 2019 were approximately $84.3 million (or 83% of revenues) as compared to approximately $68.4 million (or 82% of revenues) in 2018. The dollar increase was driven by higher carrier services and higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to revenue mix, such as higher carrier services and product and accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit

Gross profit for the year ended was approximately $17.4 million (or 17% of revenues), as compared to approximately $15.3 million (or 18% of revenues) in 2018.  The dollar increase in gross profit reflects higher margins related to billable services and accessories sales as compared to last year.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2019 was approximately $1.7 million (or 1.6% of revenues), as compared to approximately $1.7 million (or 2.1% of revenues) in 2018. We maintained our conservative deployment of sales and marketing assets during 2019 which enabled us to keep our cost profile unchanged. We expect to make strategic hires of sales and marketing resources in an effort to build our commercial sales pipeline opportunities.

General and administrative expenses for the year ended December 31, 2019 were approximately $13.8 million (or 14% of revenues), as compared to approximately $13.3 million (or 16% of revenues) in 2018.  The decrease (as a percentage of revenue) in general and administrative expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standard our general and administrative expense would have been $14.4 million (of 14% of revenues) for 2019.

Product development costs associated with our next generation TDI Optimiser™ application for the years ended December 31, 2019 and 2018 were approximately $146,000 and $229,000, respectively, which were capitalized.

Depreciation and amortization expense for the year ended December 31, 2019 was approximately $988,100, as compared to approximately $415,300 in 2018.  The increase in depreciation and amortization expense reflects the impact of our adoption of new lease accounting guidance which requires us to treat lease payments similar to term debt with recognition of interest expense and amortization expense. Excluding the impact of our adoption of this new lease accounting standard our depreciation and amortization expense would have been $419,500 for 2019.

Other (Expense) Income

Net other expense for the year ended December 31, 2019 was approximately $266,400 as compared to approximately $72,700 in 2018.  The increase in net expense substantially reflects higher interest expense as a result of the adoption of the new lease accounting standard during 2019 and to a lesser extent interest expense associated with advances against our line of credit. Excluding the impact of our adoption of new lease accounting, net other expense would have been $19,628.

Provision for Income Taxes

Income tax provision for the year ended December 31, 2019 was approximately $0.4 million, as compared to approximately $1.2 million in 2018. The prior year income tax provision included state minimum taxes and foreign taxes payable, as well as an out of period adjustment of $1.2 million.

Net Income (Loss)

As a result of the factors above, net income for the year ended December 31, 2019 was approximately $0.2 million as compared to a net loss of approximately $1.5 million in 2018.

Liquidity and Capital

Net Working Capital

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million.

At December 31, 2019, our net working capital was approximately $5.0 million as compared to $3.7 million at December 31, 2018. The increase in net working capital was primarily driven by increases in revenue and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the year ended December 31, 2019, net cash provided by operations was approximately $5.9 million driven by improved collections of accounts receivable and temporary payable timing differences.

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

For the year ended December 31, 2019, cash used in investing activities was approximately $0.5 million and predominantly consisted of computer hardware and furniture and fixture purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

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

For the year ended December 31, 2019, cash used in financing activities was approximately $0.8 million and consisted of finance lease principal repayments of approximately $473,300, payment of debt issuance costs of $5,000, and repurchases of our common stock of $366,000. The Company was advanced and repaid approximately $6.8 million in cumulative line of credit advances during the year.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2019, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $47,000 as compared to last year. For the year ended December 31, 2018, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $57,600.

Credit Facilities and Other Commitments

At December 31, 2019, there were no outstanding borrowings against the Company’s $5.0 million working capital credit facility with Atlantic Union Bank. At December 31, 2019, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future. The available amount under the working capital credit facility is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of our eligible accounts receivable. The facility is secured by a first lien security interest on all of our personal property, including its accounts receivable, general intangibles, inventory and equipment. The maturity date of the credit facility is April 30, 2020 and the facility has a variable interest rate equal to the Wall Street Journal prime rate plus 0.50%.

The credit facility requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1 (excluding finance lease liabilities reported under recently adopted lease accounting standards).

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on April 30, 2020, along with cash on hand, should be sufficient to meet our minimum requirements for our current business operations and implementation of new business. Over the long term, we must successfully execute our growth plans to increase profitable revenue and income streams to generate positive cash flows to sustain adequate liquidity without impairing growth initiatives or requiring the infusion of additional funds from external sources to meet minimum operating requirements, including debt service. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Obligation Type	2020	2021	2022	2023	2024	Thereafter	Total

Operating lease obligations (1)	$774,339	$794,852	$815,985	$771,833	$791,357	$4,074,464	$8,022,830
Finance lease obligations (1)	121,071	6,009	-	-	-	-	127,080

	$895,410	$800,861	$815,985	$771,833	$791,357	$4,074,464	$8,149,910

(1)
See Note 8 for further information on leases and the adoption of ASC 842.

As of December 31, 2019, the Company has an additional lease for office space that had not yet commenced with estimated future minimum rental commitments of approximately $1.91 million. This leases is expected to commence in 2020 with lease terms of up to 8 years. These undiscounted amounts are not included in the table above.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s ICOFR during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
	Number of Securities	Weighted average	Number of Securities remaining available for future
	to be issued	exercise	issuance
	upon exercise	price of	(excluding
	of outstanding	of outstanding	securities
	options, warrants	options, warrants	reflected in
Directors, Nominees and Executive Officers	and rights	and rights	column (a)

Equity Compensation Plans:

Approved by security holders	3,508,334	$0.59	2,065,707

Not approved by security holders	-	$0.00	-

Total	3,508,334	$0.59	2,065,707

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■      Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flow for the Years Ended December 31, 2019 and 2018

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

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Filed herewith).
10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.)
10.2	Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2017).
10.2.1
First Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2018).

10.2.2	Second Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018).
10.2.3	Fourth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2019).

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)
10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)
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

10.7	Appointment and Standstill Agreement dated July 3, 2018 (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed on July 3, 2018)
10.8	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.)
10.9	Offer Letter to Kellie H. Kim.* (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 16, 2019.)
21	Subsidiaries of WidePoint Corporation (Filed herewith).
23.1	Consent of Moss Adams LLP (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101	Interactive Data Files
101	INS+ XBRL Instance Document
101	SCH+ XBRL Taxonomy Extension Schema Document
101	CAL+ XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF+ XBRL Taxonomy Definition Linkbase Document
101	LAB+ XBRL Taxonomy Extension Label Linkbase Document
101	PRE+ XBRL Taxonomy Extension Presentation Linkbase Document
 ___________________

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 24, 2020	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date:	March 24, 2020	/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 24, 2020	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	March 24, 2020	/s/ OTTO GUENTHER
Otto Guenther
Chairman of the Board

Dated:	March 24, 2020	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated:	March 24, 2020	/s/ RICHARD L. TODARO
Ricgard L. Todaro
Director

Dated:	March 24, 2020	/s/ PHILIP RICHTER
Philip Richter
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As disclosed in Note 2 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and as disclosed in Note 3, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of ASC Topic No. 606.

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
Phoenix, Arizona
March 24, 2020

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	DECEMBER 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,879,627	$2,431,892
Accounts receivable, net of allowance for doubtful accounts
of $126,235 and $106,733 in 2019 and 2018, respectively	14,580,928	11,089,315
Unbilled accounts receivable	13,976,958	9,566,170
Other current assets	1,094,847	1,086,686

Total current assets	36,532,360	24,174,063

NONCURRENT ASSETS
Property and equipment, net	681,575	1,012,684
Operating lease right of use asset, net	5,932,769	-
Intangibles, net	2,450,770	3,103,753
Goodwill	18,555,578	18,555,578
Other long-term assets	140,403	209,099

Total assets	$64,293,455	$47,055,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,581,822	$7,363,621
Accrued expenses	14,947,981	10,716,438
Deferred revenue	2,265,067	2,072,344
Current portion of operating lease liabilities	599,619	107,325
Current portion of other term obligations	133,777	192,263

Total current liabilities	31,528,266	20,451,991

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,593,649	122,040
Other term obligations, net of current portion	-	73,952
Deferred revenue, net of current portion	363,560	466,714
Deferred tax liability	1,868,562	1,523,510

Total liabilities	39,354,037	22,638,207

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 83,861,453 and 84,112,446 shares
issued and oustanding, respectively	83,861	84,113
Additional paid-in capital	95,279,114	94,926,560
Accumulated other comprehensive loss	(242,594)	(186,485)
Accumulated deficit	(70,180,963)	(70,407,218)

Total stockholders’ equity	24,939,418	24,416,970

Total liabilities and stockholders’ equity	$64,293,455	$47,055,177

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2019	2018

REVENUES	$101,720,247	$83,678,896
COST OF REVENUES (including amortization and depreciation of
$922,455 and $892,314, respectively)	84,342,282	68,409,219

GROSS PROFIT	17,377,965	15,269,677

OPERATING EXPENSES
Sales and marketing	1,659,875	1,743,693
General and administrative expenses (including share-based
compensation of $717,987 and $683,404, respectively)	13,844,689	13,301,052
Depreciation and amortization	988,146	415,337

Total operating expenses	16,492,710	15,460,082

INCOME (LOSS) FROM OPERATIONS	885,255	(190,405)

OTHER INCOME (EXPENSE)
Interest income	5,355	6,797
Interest expense	(310,582)	(79,540)
Other income	38,877	(2)

Total other expense	(266,350)	(72,745)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	618,905	(263,150)
INCOME TAX PROVISION	392,650	1,193,326

NET INCOME (LOSS)	$226,255	$(1,456,476)

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$(0.02)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,974,536	83,274,171

DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$(0.02)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	84,010,285	83,274,171

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	YEARS ENDED
	DECEMBER 31,
	2019	2018

NET INCOME (LOSS)	$226,255	$(1,456,476)

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(56,109)	(64,024)

Other comprehensive loss	(56,109)	(64,024)

COMPREHENSIVE INCOME (LOSS)	$170,146	$(1,520,500)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2018	83,031,595	$83,032	$94,200,237	$(122,461)	$(68,950,742)	$25,210,066

Issuance of common stock —
options exercises	100,000	100	43,900	-	-	44,000

Issuance of common stock —
restricted	980,851	981	(981)	-	-	-

Stock compensation expense —
restricted	-	-	387,690	-	-	387,690

Stock compensation expense —
non-qualified stock options	-	-	295,714	-	-	295,714

Foreign currency translation —
(loss)	-	-	-	(64,024)	-	(64,024)

Net loss	-	-	-		(1,456,476)	(1,456,476)

Balance, December 31, 2018	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Common stock repurchased	(863,733)	(865)	(364,820)	-	-	(365,685)

Issuance of common stock —
restricted	662,740	663	(663)	-	-	-

Cancellation of common stock —
restricted	(50,000)	(50)	50	-	-	-

Stock compensation expense —
restricted	-	-	381,251	-	-	381,251

Stock compensation expense —
non-qualified stock options	-	-	336,736	-	-	336,736

Foreign currency translation —
(loss)	-	-	-	(56,109)	-	(56,109)

Net income	-	-	-		226,255	226,255

Balance, December 31, 2019	83,861,453	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$226,255	$(1,456,476)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Deferred income tax expense	343,659	1,128,213
Depreciation expense	1,124,110	551,305
Provision for doubtful accounts	22,037	4,803
Amortization of intangibles	786,491	756,346
Amortization of deferred financing costs	5,000	17,304
Share-based compensation expense	717,987	683,404
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(7,967,993)	(4,502,811)
Inventories	(29,868)	(26,986)
Prepaid expenses and other current assets	(12,576)	(269,348)
Other assets	62,960	(172,364)
Accounts payable and accrued expenses	10,443,535	1,190,046
Income tax payable	33,346	10,179
Deferred revenue and other liabilities	99,899	(48,505)

Net cash provided by (used in) operating activities	5,854,842	(2,134,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(370,322)	(261,505)
Software development costs	(146,227)	(228,841)

Net cash used in investing activities	(516,549)	(490,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,784,934	14,048,741
Repayments of bank line of credit advances	(6,784,934)	(14,048,741)
Principal repayments under finance lease obligations	(473,278)	(101,698)
Debt issuance costs	(5,000)	-
Contingent consideration payment	-	(100,000)
Common stock repurchased	(365,685)	-
Proceeds from exercise of stock options	-	44,000

Net cash used in financing activities	(843,963)	(157,698)

Net effect of exchange rate on cash and equivalents	(46,595)	(57,631)

NET INCREASE (DECREASE) IN CASH	4,447,735	(2,840,565)

CASH AND CASH EQUIVALENTS, beginning of period	2,431,892	5,272,457

CASH AND CASH EQUIVALENTS, end of period	$6,879,627	$2,431,892

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2019	2018

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$216,096	$51,953
Cash paid for income taxes	$14,859	$44,633

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$181,923	$195,246
Leased assets obtained in exchange for new lease liabilities	$471,919	$-

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2). The Company’s TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™). The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TM2 platform. The Company’s TM2 platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

2.
Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the financial statement rules and regulations of the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company amd its wholly owned subsidiaries. All significant inter-company amounts were eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period consolidated balance sheet to conform to current period presentation. Such reclassifications had no effect on net income as previously reported.

Accounting Standards Update

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard on leases, Accounting Standard Update (ASC) 2016-02, Leases (Topic 842). Effective January 1, 2019, the Company adopted the standard update with new guidance intended to increase transparency and comparability among organizations relating to leases. The new guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The standards update retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flow; however, substantially all leases are now required to be recognized on the balance sheet. The standards update also requires quantitative and qualitative disclosures regarding key information about leasing arrangements.

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

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to non-employee Share-Based Payment Accounting. Effective January 1, 2019, the Company adopted ASU 2018-07. The new guidance simplifies the accounting for share-based payments made to nonemployees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company has not historically issued a material amount of share-based payments to non-employees. There was no material effect on the Company’s consolidated financial statements upon adoption.

Accounting Standards under Evaluation

In January 2017, ASU No. 2017-04, Simplifying the Test for Goodwill Impairment was issued. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity should apply this ASU on a prospective basis and for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will adopt this guidance prospectively on January 1, 2020. Adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

Segment Reporting

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in evaluating financial performance. The Company’s CODM is its chief executive officer.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability. U.S. GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

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
■
Inputs other than quoted prices that are observable for the asset or liability
■
Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018. See Note 3 for additional information regarding financial liabilities carried at fair value.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred. See Note 3 for financial assets and liabilities subject to fair value measurements.

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2019 and 2018, the Company had deposits in excess of FDIC limits of approximately $3,902,000 and $522,000, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2019 and 2018, the Company had foreign bank deposits in excess of insured limits of approximately $748,000 and $1,021,800, respectively.

Allowances for Doubtful Accounts

The Company determines its allowance for doubtful accounts by considering a number of factors, including the type of customer, credit worthiness, payment history, length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are deemed to be uncollectible, having exhausted all collection efforts. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2019 and 2018, there were no inventory write-downs.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives based upon the classification of the property and/or equipment or lease period for assets acquired under capital lease arrangements. The estimated useful lives of the assets are as follows:

Estimated
Useful Life

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2019 and 2018, the Company’s management has not identified any material impairment of its property and equipment.

Leases

The Company has operating and finance leases for corporate offices, data centers, computer hardware and automobiles that are accounted for under ASC 842. The leases have remaining lease terms ranging from one year to eighteen years.

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the adoption date in determining the present value of lease payments. The operating lease ROU assets include any lease payments made prior to the rent commencement date. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC Topic 350, Intangibles. Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test, and between annual tests if indicators of potential impairment exist.

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

The Company reports products and services under the categories managed services and carrier services as described below:

Managed Services.  The Company delivers managed services under a full-service, quasi full-service or self-service solution to suit our customers’ needs. A significant portion of our reported gross profit is tied to this service component. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements. The Company aggregates its billable revenue under the following groupings:

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

o
Revenue for fixed price software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. Software sold as a SasS license is recognized ratably over the license term from the date the software is accepted by the customer. Implementation fees are recognized over the term of the license agreement once the software has been delivered. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue from this service does not require significant accounting estimates.

●
Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and we charge a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material.

●
Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

Carrier Services. The Company bills for costs incurred to deliver phone, data and satellite and related mobile services for a connected device or end point. These services require us to procure, process and pay communications carrier invoices. We recognize revenues and related costs on a gross basis for such arrangements whenever we have primary economic risk. We have economic risk in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans. For arrangements in which we do not have such economic risk we recognize revenues and related costs on a net basis. A significant portion of our overall reported revenue is tied to this service component; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. The Company does not provide these services at risk for commercial customers due to the increased credit risk involved.

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

For the years ended December 31, 2019 and 2018, the Company incurred product development costs associated with its next generation TDI Optimiser™ application of approximately $146,000 and $229,000, respectively, which were capitalized. See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

4.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,
	2019	2018

Government (1)	$12,604,582	$7,332,338
Commercial (2)	2,102,581	3,863,710
Gross accounts receivable	14,707,163	11,196,048
Less: allowances for doubtful
accounts (3)	126,235	106,733

Accounts receivable, net	$14,580,928	$11,089,315

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

(3) During the years ended December 31, 2019 and 2018, the Company recorded provisions for bad debt expense related to commercial customers totaling approximately $22,000, and $4,800, respectively. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Customs Border Patrol	--	14%
U.S. Coast Guard	--	13%
Iron Bow Technologies	--	15%
National Aeronautics and Space Administration	21%	--
United States Census Bureau	18%	--

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Revenues	Revenues

U.S. Immigration and Customs Enforcement	14%	16%
U.S. Customs Border Patrol	12%	11%
United States Census Bureau	10%	--

5.
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

	DECEMBER 31,
	2019	2018

Government	$13,712,913	$9,253,586
Commercial	264,045	312,584

Unbilled accounts receivable	$13,976,958	$9,566,170

Significant Concentrations

Customers representing ten percent or more of consolidated unbilled accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2019	2018
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Department of Homeland Security Headquarters	--	11%
U.S. Immigration and Customs Enforcement	24%	37%
United States Census Bureau	23%	--
U.S. Coast Guard	--	11%
U.S. Transportation Safety Administration	--	10%

6.
Other Current Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,
	2019	2018

Inventories	$213,713	$183,900
Prepaid rent, insurance and other assets	881,134	902,786

Total other current assets	$1,094,847	$1,086,686

7.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,
	2019	2018

Computer hardware and software	$2,041,978	$2,110,298
Furniture and fixtures	399,521	333,539
Leasehold improvements	299,340	268,561
Automobiles	56,800	178,597
Gross property and equipment	2,797,639	2,890,995
Less: accumulated depreciation and amortization	2,116,064	1,878,311

Property and equipment, net	$681,575	$1,012,684

During the years ended December 31, 2019 and 2018, the Company purchased for cash property and equipment totaling approximately $370,300 and $261,500, respectively.

During the years ended December 31, 2019 and 2018, property and equipment depreciation expense was approximately $555,400 and $551,305, respectively.

During the years ended December 31, 2019 and 2018, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2019 and 2018.

8.
Leases

The Company entered into operating leases for corporate and operational facilities (“real estate leases”), computer hardware for datacenters and automobiles (collectively “all other leases”).

Real estate leases. Substantially all real estate leases have remaining terms of six (6) to nine (9) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year. Certain leases contain early termination provisions that would require payment of unamortized tenant improvements, real estate broker commissions paid, and up to six (6) months of rent to compensate the landlord for early termination. The cost to exit a lease would be significant and potentially range $0.2 million to $0.8 million. The earliest any lease termination provisions could be exercised would be in 2023.

All other leases. Non-real estate operating leases have remaining terms of one (1) to two (2) years. All of these leases require a fixed lease payment over the entire lease term with no escalation provision. There are no early termination provisions under such arrangements.

The components of lease expense were as follows:

YEAR ENDED
DECEMBER 31,
2019

Operating lease expense	$212,221

Finance lease expense:
Amortization of right of use assets	$568,688
Interest on finance lease liabilities	285,978

Total finance lease expense	$854,666

Operating lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the consolidated statement of operations. Finance lease right of use assets of $388,721 are included in operating lease right of use asset, net in the consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

YEAR ENDED
DECEMBER 31,
2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$212,221
Operating cash flows from finance leases	285,978
Financing cash flows from finance leases	473,278

Right of use assets obtained in exchange for lease obligations:
Operating leases	$471,919
Finance leases	$-

Supplemental balance sheet information related to leases was as follows:

DECEMBER 31,
2019

Operating lease right of use assets, net	$5,932,769
Current portion of operating lease liabilities	599,619
Operating lease liabilities, net of current portion	5,593,649

Weighted average remaining lease term
Operating leases	11.1
Finance leases	1.1
Weighted average discount rate
Operating leases	5%
Finance leases	5%

Maturities of lease liabilities as of December 31, 2019, were as follows:

	Operating Leases	Finance Leases
2020	$774,339	$121,071
2021	794,852	6,009
2022	815,985	-
2023	771,833	-
2024	791,357	-
Thereafter	4,074,464	-
Total undiscounted operating lease payments	8,022,830	127,080
Less: Imputed interest	1,950,778	5,864
Total finance lease liability	$6,072,052	$121,216

As of December 31, 2019, the Company has an additional lease for office space that had not yet commenced with estimated future minimum rental commitments of approximately $1.91 million. This lease is expected to commence in 2020 with a term of up to 8 years. These undiscounted amounts are not included in the table above.

9.
Intangibles

The Company’s intangible assets are comprised of purchased intangibles consisting of customer relationships, channel relationships, telecommunications software, trade names and trademarks and non-compete agreements. Intangible assets acquired in connection with a business combination are valued at fair value and amortized on a straight-line basis over the expected useful life which may range from three (3) to fifteen (15) years or more depending on the intangible asset characteristics.

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2019
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,980,000)	$-	8.0
Channel Relationships	2,628,080	(992,830)	1,635,250	5.0
Internally Developed Software	1,623,122	(988,340)	634,782	3.0
Trade Name and Trademarks	290,472	(109,734)	180,738	5.0

	$6,521,674	$(4,070,904)	$2,450,770

	DECEMBER 31, 2018
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,732,500)	$247,500	8.0
Channel Relationships	2,628,080	(817,625)	1,810,455	5.0
Internally Developed Software	1,476,623	(630,927)	845,696	3.0
Trade Name and Trademarks	290,472	(90,370)	200,102	5.0

	$6,375,175	$(3,271,422)	$3,103,753

Purchased Intangibles

For the years ended December 31, 2019 and 2018, the Company did not recognize any acquisition related intangible assets.

For the years ended December 31, 2019, there were no disposals or sales of purchased intangible assets. For the year ended December 31, 2018, the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $2,374,700

Internally Developed

For the year ended December 31, 2019, the Company recorded capitalized software development costs of approximately $146,000 related to costs associated with our next generation TDI™ application.

For the year ended December 31, 2018 the Company recorded capitalized software development costs of approximately $229,000 related to costs associated with our next generation TDI™ application.

The total weighted average remaining life of purchased and internally developed intangible assets is approximately 5.3 years and 1.3 years, respectively, at December 31, 2019.

The following table summarizes the estimated future amortization by purchased intangible asset type for fiscal years ending December 31:

Intangible Asset Type	2020	2021	2022	2023	2024	Thereafter	Total

Channel Relationships	$175,205	$175,205	$175,205	$175,205	$175,205	$759,225	$1,635,250
Internally Developed Software	274,280	244,583	98,533	17,386	-	-	634,782
Trade Name and Trademarks	19,365	19,365	19,365	19,365	19,365	83,914	180,738

	$468,850	$439,153	$293,102	$211,956	$194,570	$843,139	$2,450,770

The aggregate amortization expense recorded was approximately $786,000 and $756,000 for the years ended December 31, 2019 and 2018, respectively.

10.
Goodwill

There were no changes in goodwill during the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, goodwill was not impaired and there were no accumulated impairment losses.

11.
Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2019	2018

Carrier service costs	$12,274,440	$8,476,110
Salaries and payroll taxes	1,781,628	1,308,726
Inventory purchases, consultants and other costs	834,131	913,038
Severance costs	7,612	1,634
U.S. income tax payable	8,850	8,550
Foreign income tax payable	41,320	8,380

Total accrued expenses	$14,947,981	$10,716,438

12.
Line of Credit

Commercial Loan Agreement Facility

 On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit. The Loan Agreement has a maturity date of April 30, 2020 and a variable interest rate equal to the Wall Street Journal prime rate plus 0.50%.

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of December 31, 2019, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.
.
Under the current credit facility with Access National Bank the Company was advanced and repaid approximately $6.8 million during the year ended December 31, 2019.

13.
Other Obligations

The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months. During the years ended December 31, 2019 and 2018, the Company financed approximately $181,900 and $195,200, respectively.

14.
Income Taxes

Income tax provision is as follows for the years ended:

	DECEMBER 31,
	2019	2018
State	$10,000	$10,000
Foreign	38,991	55,113
Total	48,991	65,113

Deferred provision (benefit)
Federal	177,049	633,073
State	189,632	514,220
Foreign	(23,022)	(19,080)
Total	343,659	1,128,213

Income tax provision	$392,650	$1,193,326

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2019	2018

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	1.5%	-2.1%
Non-deductible expenses	16.5%	5.4%
Change in valuation allowance	-22.1%	-200.1%
Foreign rate differential	-1.1%	3.1%
Return to accrual difference true-ups	32.8%	0.6%
Other	14.7%	6.9%
Deferred tax adjustment and true-up	-2.8%	-84.1%
Combined effective tax rate	60.5%	-249.4%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$10,203,094	$10,513,224
Alternative minimum tax credit	45,650	45,650
Share-based compensation	653,679	536,223
Intangible amortization	481,192	565,013
Other assets	241,358	423,394

Total deferred tax assets	11,624,973	12,083,504
Less: valuation allowance	(10,364,787)	(10,507,891)
Total deferred tax assets, net	1,260,186	1,575,613

Deferred tax liabilities:
Goodwill amortization	2,532,649	2,293,533
Depreciation	135,470	345,136
Foreign intangible amortization	447,811	447,811
Other liabilities	12,818	12,643

Total deferred tax liabilities	3,128,748	3,099,123

Net deferred tax liability	$(1,868,562)	$(1,523,510)

As of December 31, 2019, the Company had approximately $37.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2019	2018

Beginning balance	$(10,507,891)	$(9,550,279)
Decreases (increases)	143,104	(957,612)

Ending balance	$(10,364,787)	$(10,507,891)

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

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2019, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2019 or 2018. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15.
Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that were issued was converted into common stock and may not be reissued. Accordingly, as of December 31, 2019, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the year ended December 31, 2019.

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of December 31, 2019, there were 83,861,453 shares issued and outstanding (including 507,500 restricted shares not vested).

Common Stock Issuances - Employee Stock Option Exercises

There were no shares of common stock issued as a result of stock option exercises during the year ended December 31, 2019. Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2018 were 100,000 and $43,900, respectively. See Note 16 for additional information regarding stock option plans.

Stock Repurchase Program

The Board of Directors approved a stock repurchase plan to purchase up to $2.5 million of the Company’s common stock, with $2.1 million outstanding as of December 31, 2019.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2019 and 2018, the Company granted 662,740 RSAs and 980,851 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 25,000 of non-qualified stock option awards granted to a non-employee as compensation for investor relations services during December 31, 2019.

Restricted Stock Awards

A summary of RSA activity as of December 31, 2019 and 2018, and changes for the years then ended are set forth below:

	2019	2018
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	300,000	-
Granted (+)	662,740(1)	980,851(1)
Cancelled (-)	50,000(2)	-
Vested (-)	405,240(3)	680,851(1)
Non-vested awards outstanding, December 31,	507,500	300,000

Weighted-average remaining contractual life (in years)	7.99	2.01

Unamortized RSA compensation expense	$90,759	$136,310

Aggregate intrinsic value of RSAs non-vested, December 31	$197,925	$126,000

Aggregate intrinsic value of RSAs vested, December 31	$171,867	$320,000

(1) During the year ended December 31, 2019, the Company granted 662,740 RSAs, of which i) 238,572 of RSAs were awarded to members of the Company’s board of directors as part of their annual board retainer fee that had a grant date fair value of $100,200 and vested during the period, and ii) 424,168 of RSAs were awarded to key employees tied to the attainment of certain financial goals as outlined by the Company’s Compensation Committee of the Board of Directors that had a grant date fair value of $254,501. During the year ended December 31, 2018, the Company granted 980,851 RSAs, of which i) 300,000 of RSAs were awarded as part of additional compensation plan to align key employees with the Company’s long term financial goals, and ii) 680,851 were awarded to members of the Company’s board of directors as part of their annual board retainer fee and vested during the period.

(2) There were 50,000 RSAs that were cancelled during the year ended December 31, 2019. There were no RSAs cancelled or expired during the year ended December 31, 2018.

(3) During the year ended December 31, 2019, 405,240 RSA vested.

Non-Qualified Stock Option Awards

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	YEAR ENDED DECEMBER 31, 2019				YEAR ENDED DECEMBER 31, 2018
	Non-Qualified Stock Option Awards				Non-Qualified Stock Option Awards
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Stock options granted	--	--	25,000	25,000	100,000	--	50,000	150,000
Expected dividend yield	--	--	0%	0%	0%	--	0%	0%
Expected volatility	--	--	64.5%	64.5%	65.2% - 66.7%	--	69.5%	65.2%-6.95%
Risk-free interest rate	--	--	2.4%	2.4%	2.72% - 2.73%	--	1.0%	1.0%-2.73%
Forfeiture rate	--	--	1.2%	1.2%	4.43% - 4.81%	--	10.3%	4.43%-10.3%
Expected life	--	--	3 years	3 years	5 years	--	3 years	3-5 years

A summary of NQSO activity as of December 31, 2019 and 2018, and changes during the years then ended are set forth below:

	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	2,067,503	$0.36	2,685,004	$0.35
Granted (+)	25,000(1)	$0.15	150,000(1)	$0.25
Cancelled (-)	80,001(2)	$0.34	50,000(2)	$0.32
Vested/Excercised (-)	1,170,832	$0.34	717,501(3)	$0.30
Non-vested balances, December 31,	841,670	$0.38	2,067,503	$0.36

	2019		2018
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	4,013,334	$0.58	4,173,334	$0.60
Granted (+)	25,000(1)	$0.41	150,000(1)	$0.50
Cancelled (-)	530,000(2)	$0.55	210,000(2)	$0.83
Exercised (-)	-	-	100,000(3)	$0.44
Awards outstanding, December 31,	3,508,334	$0.59	4,013,334	$0.58

Awards vested and expected to vest,
December 31,	3,310,178	$0.59	3,422,491	$0.58

Awards outstanding and exercisable,
December 31,	2,666,664	$0.58	1,945,831	$0.56

(1)                During the year ended December 31, 2019, there were NQSO grants of 25,000 granted to a non-employee as compensation for investor relations services. During the year ended December 31, 2018, there were NQSO grants of 150,000, as further described below:

●
Employees. The Company granted 100,000 NQSOs as part of an additional compensation to align a key employee with the Company’s long term financial goals. This stock award grant was valued using a Black-Scholes model that assumed a 3-year vesting period, 5-year option term, a risk free rate of 2.7%, volatility of 66.7%, no assumed dividend yield, and a forfeiture rate estimate of 4.8%.

●
Non-Employees. The Company granted 50,000 NQSOs as payment for a portion of the annual retainer paid to its public investor relations firm. This stock award grant was valued using a Black-Scholes model that assumed a 1-year vesting period, 2-year option term, a risk free rate of 2.6%, volatility of 69.5%, no assumed dividend yield, and a forfeiture rate estimate of 10.3%.

(2)                 During the year ended December 31, 2019, there were 530,000 NQSOs that were cancelled, of which 80,001 were unvested, related to voluntary terminations. During the year ended December 31, 2018, there were 210,000 NQSOs that were cancelled, of which 50,000 that were cancelled due to termination of employment and the reminder expired unexercised at the end of the option term.

(3)                The total intrinsic value of stock options exercised during the year ended December 31, 2019 was approximately $10,000.

There was no intrinsic value associated with options outstanding, exercisable and expected to vest as of December 31, 2019 as the stock price was below the lowest option exercise price. Aggregate intrinsic value represents total pretax intrinsic value (the difference between WidePoint’s closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The intrinsic value will change based on the fair market value of WidePoint’s stock.

The weighted-average remaining contractual life of the non-qualified stock options outstanding, exercisable, and vested and expected to vest was 2.0 years, 1.8 years and 1.8 years, respectively, as of December 31, 2019.

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2019				YEAR ENDED DECEMBER 31, 2018
	Shared-Based Compensation Expense				Shared-Based Compensation Expense
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Restricted stock compensation expense	$281,051	$100,200	$-	$381,251	$67,690	$320,000	$-	$387,690
Non-qualified option stock compensation expense	326,249	-	10,487	336,736	291,625	-	4,089	295,714

Total share-based compensation before taxes	$607,300	$100,200	$10,487	$717,987	$359,315	$320,000	$4,089	$683,404

At December 31, 2019, the Company had approximately $613,800 of total unamortized compensation expense, net of estimated forfeitures, related to NQSOs that will be recognized over the weighted average period of 1 year.

17. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2019	2018

Basic Earnings (Loss) Per Share Computation:
Net income (loss)	$226,255	$(1,456,476)
Weighted average number of common shares	83,974,536	83,274,171
Basic Earnings (Loss) Per Share	$0.00	$(0.02)

Diluted Earnings (Loss) Per Share Computation:
Net income (loss)	$226,255	$(1,456,476)

Weighted average number of common shares	83,974,536	83,274,171
Incremental shares from assumed conversions
of stock options	35,749	-
Adjusted weighted average number of
common shares	84,010,285	83,274,171

Diluted Earnings (Loss) Per Share	$0.00	$(0.02)

Unexercised stock options and restricted stock awards of 4,015,834 for the year ended December 31, 2018, have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

18. Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2019	2018

Balances, January 1	$(186,485)	$(122,461)

Net foreign currency translation loss	(56,109)	(64,024)

Balances, December 31	$(242,594)	$(186,485)

19. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

20. Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2019	2018

Carrier Services	$68,739,090	$50,050,000
Managed Services:
Managed Service Fees	25,830,928	25,232,019
Billable Service Fees	4,304,616	1,838,018
Reselling and Other Services	2,845,613	6,558,859

	$101,720,247	$83,678,896

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2019	2018
U.S. Federal Government	$86,497,328	$66,346,922
U.S. State and Local Governments	479,379	445,855
Foreign Governments	109,948	148,155
Commercial Enterprises	14,633,592	16,737,964

	$101,720,247	$83,678,896

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2019	2018

North America	$97,197,927	$78,702,974
Europe	4,522,320	4,975,922

	$101,720,247	$83,678,896