Form 10-Q
period 2020-03-31
WIDEPOINT CORP
filed 2020-05-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 14, 2020, there were 83,837,289 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
REVENUES	$39,665,356	$21,916,902
COST OF REVENUES (including amortization and depreciation of
$159,618 and $232,191, respectively)	34,700,024	17,663,059

GROSS PROFIT	4,965,332	4,253,843

OPERATING EXPENSES
Sales and marketing	492,231	393,411
General and administrative expenses (including share-based
compensation of $281,441 and $89,266, respectively)	3,470,092	3,134,709
Depreciation and amortization	263,228	240,548

Total operating expenses	4,225,551	3,768,668

INCOME FROM OPERATIONS	739,781	485,175

OTHER (EXPENSE) INCOME
Interest income	3,093	4,462
Interest expense	(82,117)	(77,545)
Other income	331	9

Total other expense	(78,693)	(73,074)

INCOME BEFORE INCOME TAX PROVISION	661,088	412,101
INCOME TAX PROVISION	177,200	28,000

NET INCOME	$483,888	$384,101

BASIC EARNINGS PER SHARE	$0.01	$0.00

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,840,079	83,812,448

DILUTED EARNINGS PER SHARE	$0.01	$0.00

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	84,428,065	83,814,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
NET INCOME	$483,888	$384,101

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(37,330)	(29,282)

Other comprehensive income (loss)	(37,330)	(29,282)

COMPREHENSIVE INCOME	$446,558	$354,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,323,673	$6,879,627
Accounts receivable, net of allowance for doubtful accounts
of $123,097 and $126,235 in 2020 and 2019, respectively	11,715,126	14,580,928
Unbilled accounts receivable	20,982,875	13,976,958
Other current assets	814,233	1,094,847

Total current assets	42,835,907	36,532,360

NONCURRENT ASSETS
Property and equipment, net	594,293	681,575
Operating lease right of use asset, net	5,768,669	5,932,769
Intangibles, net	2,320,924	2,450,770
Goodwill	18,555,578	18,555,578
Other long-term assets	463,062	140,403

Total assets	$70,538,433	$64,293,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,218,629	$13,581,822
Accrued expenses	22,070,191	14,947,981
Deferred revenue	2,052,361	2,265,067
Current portion of operating lease liabilities	581,389	599,619
Current portion of other term obligations	79,298	133,777

Total current liabilities	37,001,868	31,528,266

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,466,798	5,593,649
Deferred revenue, net of current portion	362,567	363,560
Deferred tax liability	2,049,896	1,868,562

Total liabilities	44,881,129	39,354,037

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 83,837,289 and 83,861,453 shares
issued and outstanding, respectively	83,837	83,861
Additional paid-in capital	95,550,466	95,279,114
Accumulated other comprehensive loss	(279,924)	(242,594)
Accumulated deficit	(69,697,075)	(70,180,963)

Total stockholders’ equity	25,657,304	24,939,418

Total liabilities and stockholders’ equity	$70,538,433	$64,293,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$483,888	$384,101
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax expense	179,544	34,652
Depreciation expense	297,190	273,923
(Recovery) provision for doubtful accounts	(2,954)	7,610
Amortization of intangibles	125,656	198,816
Amortization of deferred financing costs	1,250	1,250
Share-based compensation expense	281,441	89,266
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(4,144,206)	1,151,421
Inventories	76,130	(104,992)
Prepaid expenses and other current assets	201,026	(45,286)
Other assets	17,913	(29,710)
Accounts payable and accrued expenses	5,722,287	961,804
Income tax payable	(9,411)	(8,339)
Deferred revenue and other liabilities	(202,821)	(486,385)

Net cash provided by operating activities	3,026,933	2,428,131

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(52,463)	(83,797)
Software development costs	(340,576)	(58,461)

Net cash used in investing activities	(393,039)	(142,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,796,920	6,192,656
Repayments of bank line of credit advances	(1,796,920)	(6,192,656)
Principal repayments under finance lease obligations	(143,637)	(122,300)
Common stock repurchased	(10,113)	-

Net cash used in financing activities	(153,750)	(122,300)

Net effect of exchange rate on cash and equivalents	(33,265)	(28,297)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,446,879	2,135,276

CASH AND CASH EQUIVALENTS, beginning of period	6,876,794	2,431,892

CASH AND CASH EQUIVALENTS, end of period	$9,323,673	$4,567,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ 82,655	$ 63,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2019	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Issuance of common stock —
options exercises	-	-	-	-	-	-

Issuance of common stock —
restricted	-	-	-	-	-	-

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-	-	384,101	384,101

Balance, March 31, 2019	84,112,446	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2020	83,861,453	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(24,164)	(24)	(10,089)	-	-	(10,113)

Stock compensation expense —
restricted	-	-	254,499	-	-	254,499

Stock compensation expense —
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation —
(loss)	-	-	-	(37,330)	-	(37,330)

Net income	-	-	-	-	483,888	483,888

Balance, March 31, 2020	83,837,289	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

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

The Company derives a significant amount of its revenues from contracts funded by federal government agencies for which WidePoint’s subsidiaries act in the capacity as the prime contractor, or as a subcontractor. The Company believes that contracts with federal government agencies will be the primary source of revenues for the foreseeable future. External factors outside of the Company’s control such as delays and/or a change in government administrations, budgets and other political matters that may impact the timing and commencement of such work could result in variations in operating results and directly affect the Company’s financial performance. Successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term and may not be easily modified to manage through changes in the Company’s market place that may create pressure on pricing and/or costs to deliver its services.

The Company has periodic capital expense requirements to maintain and upgrade its internal technology infrastructure tied to its hosted solutions and other such costs may be significant when incurred in any given quarter.

        The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 will impact our business is on-going and encompasses all aspects our business, including how COVID-19 will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the three months ended March 31, 2020, we are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

        Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2020 and for each of the three month periods ended March 31, 2020 and 2019, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three month periods ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive income, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s condensed consolidated statements of operations, depending on the nature of the activity.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2020 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

Accounting Standards under Evaluation

        In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)
Government (1)	$9,421,484	$12,604,582
Commercial (2)	2,416,739	2,102,581
Gross accounts receivable	11,838,223	14,707,163
Less: allowances for doubtful
accounts (3)	123,097	126,235

Accounts receivable, net	$11,715,126	$14,580,928

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

(3) For the three months ended March 31, 2020, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Immigration and Customs Enforcement	11%	--
National Aeronautics and Space Administration	10%	21%
U.S. Census Bureau	37%	18%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	11%	15%
U.S. Customs Border Patrol	--	14%
U.S. Census Bureau	37%	--

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	11%	--%
U.S. Immigration and Customs Enforcement	12%	24%
U.S. Census Bureau	50%	23%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)
Inventories	$137,502	$213,713
Prepaid rent, insurance and other assets	676,731	881,134

Total other current assets	$814,233	$1,094,847

Accrued expenses consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)
Carrier service costs	$18,965,100	$12,274,440
Salaries and payroll taxes	1,839,868	1,781,628
Inventory purchases, consultants and other costs	1,217,612	834,131
Severance costs	7,612	7,612
U.S. income tax payable	8,850	8,850
Foreign income tax payable	31,150	41,320

Total accrued expenses	$22,070,192	$14,947,981

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2020	2019
	(Unaudited)
Computer hardware and software	$2,076,942	$2,041,978
Furniture and fixtures	396,770	399,521
Leasehold improvements	297,369	299,340
Automobiles	54,494	56,800
Gross property and equipment	2,825,575	2,797,639
Less: accumulated depreciation and
amortization	2,231,282	2,116,064

Property and equipment, net	$594,293	$681,575

During the three month periods ended March 31, 2020 and 2019, property and equipment depreciation expense was approximately $137,000 and $135,000, respectively.

During the three month periods ended March 31, 2020 and 2019, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2020 and 2019.

7.
Goodwill and Intangible Assets

The Company has goodwill of $18,555,578 as of March 31, 2020. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2020.

Intangible assets consists of the following:

	MARCH 31, 2020

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
		(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,036,632)	1,591,448
Internally Developed Software	1,620,311	(1,066,731)	553,580
Trade Name and Trademarks	290,472	(114,576)	175,896

	$6,518,863	$(4,197,939)	$2,320,924

	DECEMBER 31, 2019

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
		(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(992,830)	1,635,250
Internally Developed Software	1,623,122	(988,340)	634,782
Trade Name and Trademarks	290,472	(109,734)	180,738

	$6,521,674	$(4,070,904)	$2,450,770

For the three month period ended March 31, 2020, the Company capitalized $341,000 of internally developed software costs, primarily associated with upgrading our secure identity management technology and network operations center. For the three month periods ended March 31, 2019, the Company capitalized internally developed software costs of approximately $58,500 related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three month periods ended March 31, 2020 and 2019.

The aggregate amortization expense recorded for the three month periods ended March 31, 2020 and 2019 were approximately $125,700 and $198,800, respectively. The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 5.0 years and 1.0 year, respectively, at March 31, 2020.

As of March 31, 2020, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder of 2020	$328,535
2021	333,714
2022	349,341
2023	194,570
2024	194,570
Thereafter	920,195
Total	$2,320,924

8.
Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit.

Effective, April 30, 2020, the Company entered into a fifth modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility from April 30, 2020 through April 30, 2021 and changed the variable interest rate to the Wall Street Journal prime rate plus 0.25%.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1 (excluding finance lease liabilities reported under recently adopted lease accounting standards).

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of March 31, 2020, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

9.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2020, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2020 or December 31, 2019. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2020, the Company had approximately $37.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. A significant piece of objective negative evidence considered in management’s evaluation of the realizability of its deferred tax assets was the existence of cumulative losses over the latest three-year period. Management forecast future taxable income, but concluded that there may not be enough of a recovery before the end of the fiscal year to overcome the negative objective evidence of three years of cumulative losses. On the basis of this evaluation, management has recorded a valuation allowance against all deferred tax assets. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

10.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of March 31, 2020, there were 83,837,289 shares issued and outstanding (including 1,897,154 restricted shares not vested). During the three month periods ended March 31, 2020 and 2019, 83,331 and 99,990 shares of common stock vested in accordance with the vesting terms of restricted stock awards (RSA). See Note 11 for additional information regarding RSA activity.

11.
Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31
	2020	2019
	(Unaudited)
Restricted stock compensation expense	$254,499	$16,737
Non-qualified option stock compensation expense	26,942	72,529

Total share-based compensation before taxes	$281,441	$89,266

At March 31, 2020, the Company had approximately $548,200 of total unamortized share-based compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average remaining period of 1.0 year.

12.
Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
Basic Earnings Per Share Computation:
Net income	$483,888	$384,101
Weighted average number of common shares	83,840,079	83,812,448
Basic Earnings Per Share	$0.01	$0.00

Diluted Earnings Per Share Computation:
Net income	$483,888	$384,101

Weighted average number of common shares	83,840,079	83,812,448
Incremental shares from assumed conversions
of stock options	587,986	2,222
Adjusted weighted average number of
common shares	84,428,065	83,814,670
Diluted Earnings Per Share	$0.01	$0.00

13.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
Carrier Services	$28,143,269	$14,343,011
Managed Services:
Managed Service Fees	7,475,440	6,207,960
Billable Service Fees	1,304,541	1,080,617
Reselling and Other Services	2,742,106	285,314
	11,522,087	7,573,891

	$39,665,356	$21,916,902

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
U.S. Federal Government	$33,535,685	$18,162,498
U.S. State and Local Governments	25,513	115,839
Foreign Governments	6,169	44,544
Commercial Enterprises	6,097,989	3,594,021

	$39,665,356	$21,916,902

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
	(Unaudited)
North America	$38,542,381	$20,780,311
Europe	1,122,975	1,136,591

	$39,665,356	$21,916,902

During the three months ended March 31, 2020 and 2019, we recognized approximately $801,690 and $795,420, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

14.
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

●
The impact of the COVID-19 pandemic on our business and operations;
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
●
Our ability to raise additional capital on favorable terms or at all; and
●
Our ability to retain key personnel.
●
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

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

For additional information related to our business operations, see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

Strategic Focus and Notable Events

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

During fiscal 2020, we are focused on the following key goals:

■
continued focus on selling high margin managed services,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator partners,
■
improving our proprietary platform and products, which includes pursuing FedRAMP certification for ITMS™ and maintaining our ATOs with our federal government agencies, as well as upgrading our secure identity management technology,
■
working to successfully renew our existing U.S. Department of Homeland Security Blanket Purchase Agreement (DHS BPA), and
■
expanding our solution offerings into the commercial space.

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

During the three months ended March 31, 2020, we accomplished the following:

●
Generated strong double-digit growth in revenue and GAAP net income in the three months ended March 31, 2020, compared to the same quarter a year ago.

●
U.S. Department of Commerce – 2020 Census: Successfully completed the Address Canvassing Program, with approximately 60,000 mobile devices deployed, returned, and decommissioned.

●
Recorded 39 contractual actions with value of approximately $20 million during the quarter, including new contract wins as well as exercised option periods and contract extensions with current clients

●
Signed a strategic vendor agreement with a leading business process services company.

●
Transitioned seamlessly to a work-from-home environment for majority of our employees in mid-March.

●
The U.S. Department of Homeland Security issued a notice of intent to solicit and award an interim Sole Service Indefinite Delivery Indefinite Quantity Contract to us for the procurement of cellularmanaged services for twelve months to serve as an interim contract until the DHS plans for a competitive process in the future.

Results of Operations

Three Months Ended March 31, 2020 as Compared to Three Months Ended March 31, 2019

Revenues. Revenues for the three month period ended March 31, 2020 were approximately $39.6 million, an increase of approximately $17.7 million (or 81%), as compared to approximately $21.9 million in 2019. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2020	2019	Variance
	(Unaudited)
Carrier Services	$28,143,269	$14,343,011	$13,800,258
Managed Services:
Managed Service Fees	7,475,440	6,207,960	1,267,480
Billable Service Fees	1,304,541	1,080,617	223,924
Reselling and Other Services	2,742,106	285,314	2,456,792
	11,522,087	7,573,891	3,948,196

	$39,665,356	$21,916,902	$17,748,454

Our carrier services increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census, as well as U.S. Coast Guard, U.S. Immigration and Customs Enforcement and U.S. Federal Air Marshall Service. The activities supporting the 2020 Census are scheduled to wind down in the fourth quarter of 2020

Our managed service fees increased due to expansion of managed services for existing government and commercial customers, as well as increases in sales of accessories to our government customers as compared to last year.

Billable service fee revenue increased as compared to last year due to ramp up of the Census program, partially offsete by the impact of discontinuation of lower margin commercial billable projects.

Reselling and other services increased as compared to last due to timing of large product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2020 were approximately $34.7 million (or 87% of revenues), as compared to approximately $17.7 million (or 81% of revenues) in 2019. The increase was driven by higher carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and cost of product resale as compared to last year.

Gross Profit. Gross profit for the three month period ended March 31, 2020 was approximately $4.9 million (or 13% of revenues), as compared to approximately $4.3 million (or 19% of revenues) in 2019. The decrease in gross profit percentage was driven by the increase in carrier services and lower margin reselling services during the quarter. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2020 was approximately $0.5 million (or 1% of revenues), as compared to approximately $0.4 million (or 2% of revenues) in 2019.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2020 were approximately $3.5 million (or 9% of revenues), as compared to approximately $3.1 million (or 14% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business as well as an increase in share-based compensation expense compared to last year.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2020 was approximately $263,200 as compared to approximately $240,500 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended March 31, 2020 was approximately $78,700, as compared to approximately $73,100 in 2019.  The increase in net expense substantially reflects higher interest expense related to an increase in lease liabilities compared to prior year.

Income Taxes. Income tax expense for the three month period ended March 31, 2020 was approximately $177,200, as compared to $28,000 in 2019.  Income taxes were accrued at an estimated effective tax rate of 26.8% for the three months ended March 31, 2020 compared to 6.8% for the three month  period ended March 31, 2019.

Net Income. As a result of the cumulative factors annotated above, net income for the three month period ended March 31, 2020 was approximately $483,888, as compared to net income of approximately $384,100 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million.

At March 31, 2020, our net working capital was approximately $5.8 million as compared to $5.0 million at December 31, 2019. The increase in net working capital was primarily driven by increases in revenue, strong receivable collections, and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the three months ended March 31, 2020, net cash provided by operations was approximately $3.0 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $2.4 million for the three months ended March 31, 2019.

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

For the three months ended March 31, 2020, cash used in investing activities was approximately $393,000 and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our secure identity management technology and network operations center.

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

For the three months ended March 31, 2020, cash used in financing activities was approximately $153,800 and reflects line of credit advances and payments of approximately $1.8 million, and finance lease principal repayments of approximately $143,600.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Other than the additional risk factor set forth below, our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 Pandemic could have a material adverse impact on our business and operations.

We are monitoring the global outbreak of the COVID-19 and taking steps to mitigate the risks to us posed by its spread, including by working with our customers, employees, suppliers and other stakeholders. The pandemic could adversely affect certain elements of our business and our operations due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Due to the speed with which the situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration, ultimate impact and the timing of recovery. Employees whose tasks can be done offsite have been instructed to work from home. Our offices remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. However, the pandemic could lead to an extended disruption of economic activity, and disruption of the global supply chain, and as such, the impact on our consolidated results of operations, financial position and cash flows could be material.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 24,174 shares for a total of $10,100 under the stock repurchase plan. This plan was suspended on March 9, 2020.

ITEM 3 DEFAUTLT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Fifth Modification Agreement with Access National Bank (incorporated by reference from Exhibit 10.1 to Form 8-K filed on April 29, 2020)
10.2	Employment Agreement with Jin Kang (incorporated by reference from Exhibit 10.1 to Form 8-K filed on May 1, 2020)
10.3	Employment Agreement with Jason Holloway (incorporated by reference from Exhibit 10.2 to Form 8-K filed on May 1, 2020)
10.4	Employment Agreement with Kellie Kim (incorporated by reference from Exhibit 10.3 to Form 8-K filed on May 1, 2020)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.	Interactive Data Files
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: May 14, 2020	By:	/s/ Jin H. Kang
Jin H. Kang
President and Chief Executive Officer

Date: May 14, 2020	By:	/s/ Kellie H. Kim
Kellie H. Kim
Chief Financial Officer