Form 10-Q
period 2020-06-30
WIDEPOINT CORP
filed 2020-08-13
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 13, 2020, there were 84,418,523 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
REVENUES	$54,783,790	$22,093,153	$94,449,146	$44,010,055
COST OF REVENUES (including amortization and depreciation of
$142,150, $232,968, $301,768, and $465,159, respectively)	49,726,210	18,036,409	84,426,234	35,699,468

GROSS PROFIT	5,057,580	4,056,744	10,022,912	8,310,587

OPERATING EXPENSES
Sales and marketing	439,684	415,462	931,915	808,873
General and administrative expenses (including share-based
compensation of $209,427, $284,111, $490,868 and $373,377, respectively)	3,733,516	3,563,405	7,203,608	6,698,114
Depreciation and amortization	266,404	244,064	529,632	484,612

Total operating expenses	4,439,604	4,222,931	8,665,155	7,991,599

INCOME (LOSS) FROM OPERATIONS	617,976	(166,187)	1,357,757	318,988

OTHER (EXPENSE) INCOME
Interest income	(68)	259	3,025	4,721
Interest expense	(76,190)	(75,372)	(158,307)	(152,917)
Other income	9	(9)	340	-

Total other expense	(76,249)	(75,122)	(154,942)	(148,196)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	541,727	(241,309)	1,202,815	170,792
INCOME TAX PROVISION	53,100	66,452	230,300	94,452

NET INCOME (LOSS)	$488,627	$(307,761)	$972,515	$76,340

BASIC EARNINGS PER SHARE	$0.01	$0.00	$0.01	$0.00

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	83,920,314	83,990,722	83,880,197	83,902,077

DILUTED EARNINGS PER SHARE	$0.01	$0.00	$0.01	$0.00

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	84,964,261	83,990,722	84,664,395	83,965,994

  The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
NET INCOME (LOSS)	$488,627	$(307,761)	$972,515	$76,340

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	27,599	13,995	(9,731)	(15,287)

Other comprehensive income (loss)	27,599	13,995	(9,731)	(15,287)

COMPREHENSIVE INCOME (LOSS)	$516,226	$(293,766)	$962,784	$61,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,520,725	$6,879,627
Accounts receivable, net of allowance for doubtful accounts
of $116,898 and $126,235 in 2020 and 2019, respectively	22,092,308	14,580,928
Unbilled accounts receivable	26,698,793	13,976,958
Other current assets	1,397,958	1,094,847

Total current assets	57,709,784	36,532,360

NONCURRENT ASSETS
Property and equipment, net	589,664	681,575
Operating lease right of use asset, net	5,606,082	5,932,769
Intangibles, net	2,196,878	2,450,770
Goodwill	18,555,578	18,555,578
Other long-term assets	641,381	140,403

Total assets	$85,299,367	$64,293,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,107,933	$13,581,822
Accrued expenses	28,534,306	14,947,981
Deferred revenue	1,892,243	2,265,067
Current portion of operating lease liabilities	566,881	599,619
Current portion of other term obligations	31,887	133,777

Total current liabilities	51,133,250	31,528,266

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,332,139	5,593,649
Deferred revenue, net of current portion	354,385	363,560
Deferred tax liability	2,096,636	1,868,562

Total liabilities	58,916,410	39,354,037

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 110,000,000 shares
authorized; 84,418,523 and 83,861,453 shares
issued and outstanding, respectively	84,418	83,861
Additional paid-in capital	95,759,312	95,279,114
Accumulated other comprehensive loss	(252,325)	(242,594)
Accumulated deficit	(69,208,448)	(70,180,963)

Total stockholders’ equity	26,382,957	24,939,418

Total liabilities and stockholders’ equity	$85,299,367	$64,293,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972,515	$76,340
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax expense	228,185	58,444
Depreciation expense	580,089	552,140
Provision for doubtful accounts	571	11,190
Amortization of intangibles	251,311	397,631
Amortization of deferred financing costs	1,667	2,500
Share-based compensation expense	490,868	373,377
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(20,204,950)	1,457,869
Inventories	(295,057)	(276,256)
Prepaid expenses and other current assets	(9,251)	77,759
Other assets	18,334	60,411
Accounts payable and accrued expenses	19,998,926	810,590
Income tax payable	(16,784)	(2,442)
Deferred revenue and other liabilities	(385,520)	(89,365)

Net cash provided by operating activities	1,630,904	3,510,188

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(165,377)	(140,052)
Capitalized software development costs	(519,312)	(125,725)

Net cash used in investing activities	(684,689)	(265,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,895,659	6,258,000
Repayments of bank line of credit advances	(1,895,659)	(6,258,000)
Principal repayments under finance lease obligations	(291,315)	(238,675)
Debt issuance costs	-	(5,000)
Common stock repurchased	(10,113)	-

Net cash used in financing activities	(301,428)	(243,675)

Net effect of exchange rate on cash and equivalents	(3,689)	(10,563)

NET INCREASE IN CASH AND CASH EQUIVALENTS	641,098	2,990,173

CASH AND CASH EQUIVALENTS, beginning of period	6,879,627	2,431,892

CASH AND CASH EQUIVALENTS, end of period	$7,520,725	$5,422,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$153,609	$127,583
Cash paid for income taxes	$-	$8,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2019	84,112,446	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-	-	384,101	384,101

Balance, March 31, 2019	84,112,446	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055
Issuance of common stock —
restricted	662,740	663	(663)	-	-	-

Stock compensation expense —
restricted	-	-	180,863	-	-	180,863

Stock compensation expense —
non-qualified stock options	-	-	103,248	-	-	103,248

Foreign currency translation —
gain	-	-	-	13,995	-	13,995

Net loss	-	-	-	-	(307,761)	(307,761)

Balance, June 30, 2019	84,775,186	$84,776	$95,299,274	$(201,772)	$(70,330,878)	$24,851,400

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2020	83,861,453	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(24,164)	(24)	(10,089)			(10,113)

Stock compensation expense —
restricted	-	-	254,499	-	-	254,499

Stock compensation expense —
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation —
(loss)	-	-	-	(37,330)	-	(37,330)

Net income	-	-	-	-	483,888	483,888

Balance, March 31, 2020	83,837,289	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

Issuance of common stock —
restricted	581,234	581	(581)	-	-	-

Stock compensation expense —
restricted	-		182,928	-	-	182,928

Stock compensation expense —
non-qualified stock options	-	-	26,499	-	-	26,499

Foreign currency translation —
gain	-	-	-	27,599	-	27,599

Net income	-	-	-		488,627	488,627

Balance, June 30, 2020	84,418,523	$84,418	$95,759,312	$(252,325)	$(69,208,448)	$26,382,957

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

The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 will impact our business is on-going and encompasses all aspects of our business, including how COVID-19 will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the three and six months ended June 30, 2020, we are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

        Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2020 and for each of the three and six month periods ended June 30, 2020 and 2019, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2020 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

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

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Government (1)	$20,319,761	$12,604,582
Commercial (2)	1,889,445	2,102,581
Gross accounts receivable	22,209,206	14,707,163
Less: allowances for doubtful
accounts (3)	116,898	126,235

Accounts receivable, net	$22,092,308	$14,580,928

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

(3) For the six months ended June 30, 2020, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
National Aeronautics and Space Administration	16%	21%
U.S. Census Bureau	50%	18%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	--	15%	10%	15%
U.S. Customs Border Patrol	--	--	--	11%
U.S. Coast Guard	--	11%	--	10%
U.S. Census Bureau	60%	--	51%	--

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Immigration and Customs Enforcement	19%	24%
U.S. Census Bureau	61%	23%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Inventories	$508,826	$213,713
Prepaid rent, insurance and other assets	889,132	881,134

Total other current assets	$1,397,958	$1,094,847

Accrued expenses consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Carrier service costs	$25,379,290	$12,274,440
Salaries and payroll taxes	2,243,588	1,781,628
Inventory purchases, consultants and other costs	870,606	834,131
Severance costs	7,612	7,612
U.S. income tax payable	3,670	8,850
Foreign income tax payable	29,540	41,320

Total accrued expenses	$28,534,306	$14,947,981

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Computer hardware and software	$2,148,624	$2,041,978
Furniture and fixtures	420,705	399,521
Leasehold improvements	285,903	299,340
Automobiles	54,783	56,800
Gross property and equipment	2,910,015	2,797,639
Less: accumulated depreciation and
amortization	2,320,351	2,116,064

Property and equipment, net	$589,664	$681,575

During the three and six month periods ended June 30, 2020, property and equipment depreciation expense was approximately $130,000 and $216,200, respectively, as compared to $140,000 and $275,000, respectively, for the three and six month periods ended June 30, 2019.

During the six month periods ended June 30, 2020 and 2019, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2020 and 2019.

7.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2020. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2020.

Intangible assets consists of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,080,433)	1,547,647
Internally Developed Software	1,623,298	(1,145,122)	478,176
Trade Name and Trademarks	290,472	(119,417)	171,055

	$6,521,850	$(4,324,972)	$2,196,878

	DECEMBER 31, 2019

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(992,830)	1,635,250
Internally Developed Software	1,623,122	(988,340)	634,782
Trade Name and Trademarks	290,472	(109,734)	180,738

	$6,521,674	$(4,070,904)	$2,450,770

For the three and six month periods ended June 30, 2020, the Company capitalized $178,000 and $519,000, respectively, of internally developed software costs, primarily associated with upgrading our secure identity management technology and network operations center. For the three and six month periods ended June 30, 2019, the Company capitalized internally developed software costs of approximately $67,225 and $125,725, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three month periods ended June 30, 2020 and 2019.

The aggregate amortization expense recorded for the three month periods ended June 30, 2020 and 2019 was approximately $125,700 and $198,800, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2020 and 2019 waas approximately $251,300 and $397,600, respectively The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 4.5 years and 2.5 years, respectively, at June 30, 2020.

As of June 30, 2020, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder of 2020	$202,924
2021	333,714
2022	273,937
2023	194,570
2024	194,570
Thereafter	997,163
Total	$2,196,878

8.
Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit.

Effective, April 30, 2020, the Company entered into a fifth modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility from April 30, 2020 through April 30, 2021 and changed the variable interest rate from the Wall Street Journal prime rate plus 0.50% to the Wall Street Journal prime rate plus 0.25%.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.10:1.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of June 30, 2020, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

9.
Income Taxes

In response to the COVID-19 pandemic, the U.S. federal, state and local governments have enacted tax-related relief programs to provide both direct and indirect tax assistance in the form of tax subsidies, exemptions, deferrals and credits.  The Company is continuously analyzing these programs as they are introduced in order to determine our eligibility and the risks and benefits of participation.

During the quarter ended June 30, 2020, the Company elected to participate in several COVID-19 tax-relief programs for which it was eligible. For example, pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $166,200 of employer Social Security taxes during the quarter ended June 30, 2020.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2020, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2020 or December 31, 2019. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2020, the Company had approximately $37.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

10.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 110,000,000 shares of common stock, $.001 par value per share. As of June 30, 2020, there were 84,418,523 shares issued and outstanding. During the six month period ended June 30, 2020, the Company granted 2,355,039 restricted stock awards (RSAs), of which 1,737,415 remain unvested. The Company issued 238,572 shares of common stock as a result of the vesting portion of RSAs during the six month period ended June 30, 2019.

11.
Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2020	2019	2020	2019
	(Unaudited)
Restricted stock compensation expense	$182,928	$180,863	$437,427	$197,600
Non-qualified option stock compensation expense	26,499	103,248	53,441	175,777

Total share-based compensation before taxes	$209,427	$284,111	$490,868	$373,377

At June 30, 2020, the Company had approximately $772,498 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to shared-based compensation that will be recognized over the weighted average remaining period of 1.0 year.

12.
Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
Basic Earnings Per Share Computation:
Net income (loss)	$488,627	$(307,761)	$972,515	$76,340
Weighted average number of common shares	83,920,314	83,990,722	83,880,197	83,902,077
Basic Earnings Per Share	$0.01	$0.00	$0.01	$0.00

Diluted Earnings Per Share Computation:
Net income (loss)	$488,627	$(307,761)	$972,515	$76,340

Weighted average number of common shares	83,920,314	83,990,722	83,880,197	83,902,077
Incremental shares from assumed conversions
of dilutive securities	1,043,947	-	784,198	63,917
Adjusted weighted average number of
common shares	84,964,261	83,990,722	84,664,395	83,965,994

Diluted Earnings Per Share	$0.01	$0.00	$0.01	$0.00

Unexercised stock options and restricted stock awards of 4,632,501 for the three month period ended June 30, 2019 have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

13.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
Carrier Services	$44,944,155	$14,023,930	$73,087,424	$28,366,941
Managed Services	9,839,635	8,069,223	21,361,722	15,643,114

	$54,783,790	$22,093,153	$94,449,146	$44,010,055

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
U.S. Federal Government	$51,338,765	$18,441,671	$84,874,450	$36,604,169
U.S. State and Local Governments	25,773	126,342	51,286	242,181
Foreign Governments	59,737	24,353	65,906	68,897
Commercial Enterprises	3,359,515	3,500,787	9,457,504	7,094,808

	$54,783,790	$22,093,153	$94,449,146	$44,010,055

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
	(Unaudited)
North America	$53,706,367	$20,950,816	$92,248,748	$41,731,127
Europe	1,077,423	1,142,337	2,200,398	2,278,928

	$54,783,790	$22,093,153	$94,449,146	$44,010,055

During the three months ended June 30, 2020 and 2019, we recognized approximately $492,600 and $391,612, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

During the six months ended June 30, 2020 and 2019, we recognized approximately $1.3 million and $996,639, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

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
●
Our ability to retain key personnel; and
●
Our ability to properly manage the wind down of the Census 2020 project as we head into 2021.
●
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 14, 2020.

The global spread of the novel coronavirus (“COVID-19”) pandemic continues to create significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have mobilized our resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. Our efforts have included:

●
We continue to be focused on the well-being and safety of our coworkers, following guidelines from public health authorities and state and local governments. During the first quarter of 2020, we implemented precautions to help keep our coworkers healthy and safe, moving to remote work for our non-essential office coworkers, and implementing safety protocols at our credentialing office, logistics and call centers, including social distancing measures, additional personal protective equipment, enhanced facility cleanings, and temperature screening for anyone entering our offices and facilities. All of our facilities continue to be operational.

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

Strategic Focus and Notable Events

We believe that demand for our TM2 solutions will continue to grow as public and private sectors seek to address the additional requirements for supporting a mobile workforce. We also believe that the current COVID-19 pandemic and the post pandemic environment will increase the need for WidePont’s services as our customers and potential customers seek to manage, secure and gain visibility into their mobility assets as a result of a larger number of employees working remotely. Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

During fiscal 2020, we continue to be focused on the following key goals:

■
continued focus on selling high margin managed services,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator partners,
■
improving our proprietary platform and products, which includes pursuing FedRAMP certification for ITMS™ and maintaining our ATOs with our federal government agencies, as well as upgrade our secure identity management technology,
■
working to successfully renew our existing U.S. Department of Homeland Security Blanket Purchase Agreement (DHS BPA), and
■
expanding our solution offerings into the commercial space.

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

During the six months ended June 30, 2020, we accomplished the following:

●
Generated strong triple-digit percentage growth in revenue and GAAP net income by $.9 million in the six months ended June 30, 2020, compared to the same quarter a year ago.
●
Awarded a sole source CWMS contract from the Department of Homeland Security with a base period of 12 months. The total period of performance potentially will be 30 months, if all options are exercised.
●
Awarded the mobility management contract by the Virginia Alcoholic Beverage Control Authority (VA ABC).
●
Continue to perform under the contract supporting the 2020 Census project and managing nearly 700,000 mobile devices.
●
Signed a strategic vendor agreement with a leading business process services company.
●
Transitioned seamlessly to a work-from-home environment for majority of our employees in mid-March.
●
Presented at the virtual LD Micro investor conference.
●
Initiated sales and marketing program for IdM services with Synnex.

Results of Operations

Three Months Ended June 30, 2020 as Compared to Three Months Ended June 30, 2019

Revenues. Revenues for the three month period ended June 30, 2020 were approximately $54.8 million, an increase of approximately $32.7 million (or 148%), as compared to approximately $22.1 million in 2019. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2020	2019	Variance
	(Unaudited)
Carrier Services	$44,944,149	$14,023,930	$30,920,219
Managed Services:
Managed Service Fees	7,866,533	6,446,268	1,420,265
Billable Service Fees	1,704,869	1,243,098	461,771
Reselling and Other Services	268,239	379,857	(111,618)
	9,839,641	8,069,223	1,770,418

	$54,783,790	$22,093,153	$32,690,637

Our carrier services increase was primarily a result of the activities of the U.S. Department of Commerce contract supporting the 2020 Census, slightly offset by the reduction in the agencies of the U.S. Department of Homeland Security. The activities supporting the 2020 Census are scheduled to wind down in the fourth quarter of 2020, which will cause a reduction in carrier service revenue in future periods.

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

Reselling and other services decreased as compared to last due to timing of large product resales in prior year. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2020 were approximately $49.7 million (or 91% of revenues), as compared to approximately $18.0 million (or 82% of revenues) in 2019. The increase was driven by higher carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and cost of product resale as compared to last year.

Gross Profit. Gross profit for the three month period ended June 30, 2020 was approximately $5.1 million (or 9% of revenues), as compared to approximately $4.1 million (or 18% of revenues) in 2019. The decrease in gross profit percentage was driven by the increase in lower margin carrier services revenue. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2020 was approximately $0.4 million (or 1% of revenues), as compared to approximately $0.4 million (or 2% of revenues) in 2019.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2020 were approximately $3.7 million (or 7% of revenues), as compared to approximately $3.6 million (or 16% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business as well as an increase in share-based compensation expense compared to last year.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2020 was approximately $266,400 as compared to approximately $244,100 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended June 30, 2020 was approximately $76,200 as compared to approximately $75,100 in 2019.  The increase in net expense substantially reflects higher interest expense related to an increase in lease liabilities compared to prior year.

Income Taxes. Income tax expense for the three month period ended June 30, 2020 was approximately $53,100, as compared to $66,500 in 2019.  Income taxes were accrued at an estimated effective tax rate of 19.1% for the three months ended June 30, 2020 compared to 55% for the three month ended June 30, 2019.

Net Income (Loss). As a result of the cumulative factors annotated above, net income for the three month period ended June 30, 2020 was approximately $488,600, as compared to a net loss of approximately $307,761 in the same period last year.

Six Months Ended June 30, 2020 as Compared to Six Months Ended June 30, 2019

Revenues. Revenues for the six month period ended June 30, 2020 were approximately $94.4 million, an increase of approximately $50.4 million (or 115%), as compared to approximately $44.0 million in 2019. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2020	2019	Variance
	(Unaudited)
Carrier Services	$73,087,419	$28,366,941	$44,720,478
Managed Services:
Managed Service Fees	15,341,665	12,654,227	2,687,438
Billable Service Fees	3,009,717	2,323,716	686,001
Reselling and Other Services	3,010,345	665,171	2,345,174
	21,361,727	15,643,114	5,718,613

	$94,449,146	$44,010,055	$50,439,091

Our carrier services increase was primarily a result of the activities of the U.S. Department of Commerce contract supporting the 2020 Census, slightly offset by the reduction in the agencies of the U.S. Department of Homeland Security. The activities supporting the 2020 Census are scheduled to wind down in the fourth quarter of 2020, which will cause a reduction in carrier service revenue in future periods.

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

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2020 were approximately $84.4 million (or 89% of revenues), as compared to approximately $35.7 million (or 81% of revenues) in 2019. The increase was driven by higher carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and cost of product resale as compared to last year.

Gross Profit. Gross profit for the six month period ended June 30, 2020 was approximately $10.0 million (or 11% of revenues), as compared to approximately $8.3 million (or 19% of revenues) in 2019. The decrease in gross profit percentage was driven by the increase in lower margin carrier services and lower margin reselling during the quarter. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2020 was approximately $0.9 million (or 1% of revenues), as compared to approximately $0.8 million (or 2% of revenues) in 2019, due to increased business development efforts.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2020 were approximately $7.2 million (or 8% of revenues), as compared to approximately $6.7 million (or 15% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business as well as an increase in share-based compensation expense compared to last year.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2020 was approximately $529,600 as compared to approximately $484,600 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base

Other (Expense) Income. Net other expense for the six month period ended June 30, 2020 was approximately $155,000 as compared to approximately $148,200 in 2019.  The increase in net expense substantially reflects higher interest expense related to an increase in lease liabilities compared to prior year.

Income Taxes. Income tax expense for the six month period ended June 30, 2020 was approximately $230,300, as compared to $94,500 in 2019.  Income taxes were accrued at an estimated effective tax rate of 19.1% for the six months ended June 30, 2020 compared to 55% for the six month ended June 30, 2019.

Net Income. As a result of the cumulative factors annotated above, net income for the six month period ended June 30, 2020 was approximately $972,500, as compared to net income of approximately $76,300 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million. In addition, we recently filed a Form S-3 shelf registration statement that permits us to sell up to $25.0 million of securities described therein. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At June 30, 2020, our net working capital was approximately $6.6 million as compared to $5.0 million at December 31, 2019. The increase in net working capital was primarily driven by increases in revenue and temporary payable timing differences. We utilized our credit facility to manage short term cash flow requirements during the quarter. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

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

For the six months ended June 30, 2020, net cash provided by operations was approximately $1.6 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $3.5 million for the six months ended June 30, 2019. During the second quarter of 2020, we experienced an increase in the number of days to collect from our government customers.

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

For the six months ended June 30, 2020, cash used in investing activities was approximately $685,000 and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our secure identity management technology and network operations center.

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

For the six months ended June 30, 2020, cash used in financing activities was approximately $301,400 and reflects line of credit advances and payments of approximately $1.9 million, common stock repurchases of approximately $10,100 and finance lease principal repayments of approximately $291,300.

For the six months ended June 30, 2019, cash used in financing activities was approximately $233,700 and reflects line of credit advances and payments of approximately $6.3 million, and finance lease principal repayments of approximately $238,700.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2020 and 2019, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $3,700 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1
LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 24,174 shares for a total of $10,100 under the stock repurchase plan. This plan was suspended on March 9, 2020 as a precaution due to the COVID-19 pandemic.

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

WIDEPOINT CORPORATION

Date: August 13, 2020	By:	/s/ Jin H. Kang
Jin H. Kang
President and Chief Executive Officer

Date: August 13, 2020	By:	/s/ Kellie H. Kim
Kellie H. Kim
Chief Financial Officer