Form 10-Q
period 2020-09-30
WIDEPOINT CORP
filed 2020-11-16
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 16, 2020, there were 8,458,734 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

Part I	FINANCIAL INFORMATION	Page No.
	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2020 and 2019 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Default Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

CERTIFICATIONS		29

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
REVENUES	$57,506,561	$29,616,940	$151,955,707	$73,626,995
COST OF REVENUES (including amortization and depreciation of
$130,559, $233,033, $432,327, and $698,192, respectively)	51,888,205	25,302,919	136,314,439	61,002,387

GROSS PROFIT	5,618,356	4,314,021	15,641,268	12,624,608

OPERATING EXPENSES
Sales and marketing	500,015	406,683	1,431,930	1,215,556
General and administrative expenses (including share-based
compensation of $160,056, $163,451, $650,924 and $536,828, respectively)	3,684,344	3,372,269	10,887,952	10,070,383
Depreciation and amortization	285,181	246,293	814,813	730,905

Total operating expenses	4,469,540	4,025,245	13,134,695	12,016,844

INCOME FROM OPERATIONS	1,148,816	288,776	2,506,573	607,764

OTHER (EXPENSE) INCOME
Interest income	94	40	3,119	4,761
Interest expense	(69,582)	(78,066)	(227,889)	(230,983)
Other income	118	5,324	458	5,324

Total other expense	(69,370)	(72,702)	(224,312)	(220,898)

INCOME BEFORE INCOME TAX PROVISION	1,079,446	216,074	2,282,261	386,866
INCOME TAX PROVISION	12,483	32,364	242,783	126,816

NET INCOME	$1,066,963	$183,710	$2,039,478	$260,050

BASIC EARNINGS PER SHARE	$0.13	$0.02	$0.24	$0.03

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,450,843	8,423,435	8,409,114	8,401,405

DILUTED EARNINGS PER SHARE	$0.13	$0.02	$0.24	$0.03

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,527,309	8,427,183	8,463,561	8,405,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
NET INCOME	$1,066,963	$183,710	$2,039,478	$260,050

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	64,890	(50,411)	55,159	(65,698)

Other comprehensive income (loss)	64,890	(50,411)	55,159	(65,698)

COMPREHENSIVE INCOME	$1,131,853	$133,299	$2,094,637	$194,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,372,902	$6,879,627
Accounts receivable, net of allowance for doubtful accounts
of $119,248 and $126,235 in 2020 and 2019, respectively	31,469,534	14,580,928
Unbilled accounts receivable	15,041,634	13,976,958
Other current assets	1,099,773	1,094,847

Total current assets	58,983,843	36,532,360

NONCURRENT ASSETS
Property and equipment, net	619,773	681,575
Operating lease right of use asset, net	6,299,131	5,932,769
Intangibles, net	2,076,320	2,450,770
Goodwill	18,555,578	18,555,578
Other long-term assets	874,906	140,403

Total assets	$87,409,551	$64,293,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$30,954,163	$13,581,822
Accrued expenses	17,348,047	14,947,981
Deferred revenue	2,270,783	2,265,067
Current portion of operating lease liabilities	580,483	599,619
Current portion of other term obligations	-	133,777

Total current liabilities	51,153,476	31,528,266

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	6,097,949	5,593,649
Deferred revenue, net of current portion	382,814	363,560
Deferred tax liability	2,100,446	1,868,562

Total liabilities	59,734,685	39,354,037

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 8,458,734 and 8,386,145 shares
issued and outstanding, respectively	84,587	83,861
Additional paid-in capital	95,919,199	95,279,114
Accumulated other comprehensive loss	(187,435)	(242,594)
Accumulated deficit	(68,141,485)	(70,180,963)

Total stockholders’ equity	27,674,866	24,939,418

Total liabilities and stockholders’ equity	$87,409,551	$64,293,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,039,478	$260,050
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax expense	236,115	82,237
Depreciation expense	870,175	832,651
Provision for doubtful accounts	571	23,460
Amortization of intangibles	376,965	596,446
Amortization of deferred financing costs	1,667	3,750
Share-based compensation expense	650,924	536,828
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(17,870,622)	330,286
Inventories	(2,151)	65,161
Prepaid expenses and other current assets	131,403	128,468
Other assets	18,334	61,661
Accounts payable and accrued expenses	19,588,012	2,487,865
Income tax payable	(40,747)	6,133
Deferred revenue and other liabilities	(4,295)	37,535

Net cash provided by operating activities	5,995,829	5,452,531

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(225,883)	(214,072)
Capitalized software development costs	(752,837)	(146,767)

Net cash used in investing activities	(978,720)	(360,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,895,659	6,354,455
Repayments of bank line of credit advances	(1,895,659)	(6,354,455)
Principal repayments under finance lease obligations	(452,841)	(356,924)
Debt issuance costs	-	(5,000)
Common stock repurchased	(10,113)	-
Offering costs for the issuance of common stock/At-the-market offering	(131,436)	-

Net cash used in financing activities	(594,390)	(361,924)

Net effect of exchange rate on cash and equivalents	70,556	(62,043)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,493,275	4,667,725

CASH AND CASH EQUIVALENTS, beginning of period	6,879,627	2,431,892

CASH AND CASH EQUIVALENTS, end of period	$11,372,902	$7,099,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$229,795	$213,233
Cash paid for income taxes	$-	$8,857

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$-	$77,386
Cashless exercise of stock options	$169	$-
Leased assets obtained in exchange for new lease liabilities	$943,290	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2019	8,411,245	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Stock compensation expense —
restricted	-	-	16,737	-	-	16,737

Stock compensation expense —
non-qualified stock options	-	-	72,529	-	-	72,529

Foreign currency translation —
(loss)	-	-	-	(29,282)	-	(29,282)

Net income	-	-	-	-	384,101	384,101

Balance, March 31, 2019	8,411,245	$84,113	$95,015,826	$(215,767)	$(70,023,117)	$24,861,055

Issuance of common stock —
restricted	66,274	663	(663)	-	-	-

Stock compensation expense —
restricted	-	-	180,863	-	-	180,863

Stock compensation expense —
non-qualified stock options	-	-	103,248	-	-	103,248

Foreign currency translation —
gain	-	-	-	13,995	-	13,995

Net loss	-	-	-	-	(307,761)	(307,761)

Balance, June 30, 2019	8,477,519	$84,776	$95,299,274	$(201,772)	$(70,330,878)	$24,851,400

Stock compensation expense —
restricted	-	-	91,826	-	-	91,826

Stock compensation expense —
non-qualified stock options	-	-	71,625	-	-	71,625

Foreign currency translation —
(loss)	-	-	-	(50,411)	-	(50,411)

Net Income	-	-	-	-	183,710	183,710

Balance, September 30, 2019	8,477,519	$84,776	$95,462,725	$(252,183)	$(70,147,168)	$25,148,150

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2020	8,386,145	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(2,416)	(24)	(10,089)			(10,113)

Stock compensation expense —
restricted	-	-	254,499	-	-	254,499

Stock compensation expense —
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation —
(loss)	-	-	-	(37,330)	-	(37,330)

Net income	-	-	-	-	483,888	483,888

Balance, March 31, 2020	8,383,729	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

Issuance of common stock —
restricted	58,123	581	(581)	-	-	-

Stock compensation expense —
restricted	-		182,928	-	-	182,928

Stock compensation expense —
non-qualified stock options	-	-	26,499	-	-	26,499

Foreign currency translation —
gain	-	-	-	27,599	-	27,599

Net income	-	-	-		488,627	488,627

Balance, June 30, 2020	8,441,852	$84,418	$95,759,312	$(252,325)	$(69,208,448)	$26,382,957

Issuance of common stock —
options exercises	16,882	169	(169)	-	-	-

Stock compensation expense —
restricted	-	-	133,266	-	-	133,266

Stock compensation expense —
non-qualified stock options	-	-	26,790	-	-	26,790

Foreign currency translation —
gain	-	-	-	64,890	-	64,890

Net Income	-	-	-		1,066,963	1,066,963

Balance, September 30, 2020	8,458,734	$84,587	$95,919,199	$(187,435)	$(68,141,485)	$27,674,866

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2). The Company’s TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™). The Company’s ITMS™ platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security and the U.S. Department of Commerce. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TM2 platform. The Company’s TM2 platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

COVID-19

The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 will impact our business is on-going and encompasses all aspects of our business, including how COVID-19 will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the nine months ended September 30, 2020, we are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

        Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2020 and for each of the three and nine month periods ended September 30, 2020 and 2019, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Common Stock Reverse Split

On October 23, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of Delaware to effect a one-for-ten reverse stock split of the shares of the Company’s common stock, effective as of 5:00 pm Eastern Time on November 6, 2020. The Certificate of Amendment also decreased the number of authorized shares of the Company’s common stock from 110,000,000 to 30,000,000. All share, restricted stock awards (“RSA”) and per share information has been retroactively adjusted to reflect the reverse stock split.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2020 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

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

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Government (1)	$29,569,252	$12,604,582
Commercial (2)	2,019,530	2,102,581
Gross accounts receivable	31,588,782	14,707,163
Less: allowances for doubtful
accounts (3)	119,248	126,235

Accounts receivable, net	$31,469,534	$14,580,928

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customers.

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

(3) For the nine months ended September 30, 2020, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
National Aeronautics and Space Administration	--	21%
U.S. Census Bureau	68%	18%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	--	12%	--	14%
U.S. Customs Border Patrol	--	14%	--	12%
U.S. Transportation Safety Administration	10%	--	--	--
U.S. Census Bureau	61%	16%	54%	--

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Immigration and Customs Enforcement	18%	24%
U.S. Census Bureau	--	23%

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Inventories	$216,058	$213,713
Prepaid rent, insurance and other assets	883,715	881,134

Total other current assets	$1,099,773	$1,094,847

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Carrier service costs	$13,596,460	$12,274,440
Salaries and payroll taxes	2,728,088	1,781,628
Inventory purchases, consultants and other costs	1,006,107	834,131
Severance costs	7,612	7,612
U.S. income tax payable	3,670	8,850
Foreign income tax payable	6,110	41,320

Total accrued expenses	$17,348,047	$14,947,981

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(Unaudited)
Computer hardware and software	$2,216,824	$2,041,978
Furniture and fixtures	452,117	399,521
Leasehold improvements	298,080	299,340
Automobiles	30,063	56,800
Gross property and equipment	2,997,084	2,797,639
Less: accumulated depreciation and
amortization	2,377,311	2,116,064

Property and equipment, net	$619,773	$681,575

During the three and nine month periods ended September 30, 2020, property and equipment depreciation expense was approximately $117,000 and $328,300, respectively, as compared to $142,600 and $417,400, respectively, for the three and nine month periods ended September 30, 2019.

During the nine month periods ended September 30, 2020 and 2019, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2020 and 2019.

7.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2020. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2020.

Intangible assets consists of the following:

	SEPTEMBER 30, 2020
		(unaudited)

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,124,234)	1,503,846
Internally Developed Software	1,629,772	(1,223,512)	406,260
Trade Name and Trademarks	290,472	(124,258)	166,214

	$6,528,324	$(4,452,004)	$2,076,320

	DECEMBER 31, 2019

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(992,830)	1,635,250
Internally Developed Software	1,623,122	(988,340)	634,782
Trade Name and Trademarks	290,472	(109,734)	180,738

	$6,521,674	$(4,070,904)	$2,450,770

For the three and nine month periods ended September 30, 2020, the Company capitalized $234,000 and $753,000, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), secure identity management technology and network operations center. For the three and nine month periods ended September 30, 2019, the Company capitalized internally developed software costs of approximately $21,000 and $146,800, respectively, related to costs associated with our next generation TDI Optimiser™ application. There were no disposals of intangible assets during the three month periods ended September 30, 2020 and 2019.

The aggregate amortization expense recorded for the three month periods ended September 30, 2020 and 2019 were approximately $125,700 and $198,800, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2020 and 2019 were approximately $377,00 and $596,500, respectively The total weighted remaining average life of all purchased intangible assets and internally developed software costs was approximately 4.3 years and 1.0 year, respectively, at September 30, 2020.

As of September 30, 2020, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder of 2020	$77,270
2021	333,714
2022	202,021
2023	194,570
2024	194,570
Thereafter	1,074,175
Total	$2,076,320

8.
Lease Modification

The Company entered into a lease amendment, effective July 24, 2020, for additional office space and a one year extension of the original lease term. The Company accounted for the lease amendment under the lease modification guidance in ASC 842, Leases. As a result, the Company re-measured its lease liability and recognized an additional lease liability and corresponding right-of-use asset of $943,290. The lease liability was discounted using the Company’s incremental borrowing rate of 3.5%.

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 70% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of September 30, 2020, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

10.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2020, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2020 or December 31, 2019. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2020, the Company had approximately $37.5 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2020 and 2037. Included in the recorded deferred tax asset, the Company had a benefit of approximately $39.5 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of September 30, 2020, there were 8,458,734 shares issued and outstanding. During the nine month period ended September 30, 2020, the Company granted 231,868 restricted stock awards (RSAs), of which 173,745 remain unvested. During the three and nine month periods ended September 30, 2019, 18,333 shares and 40,524 shares, respectively, of common stock vested in accordance with the vesting terms of RSAs.

During the nine months ended September 30, 2020, 75,000 stock options were exercised on a cashless basis for an aggregate issuance of 16,882 shares of the Company’s common stock.

At The Market Offering Agreement

On August 18, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley FBR”), The Benchmark Company, LLC (“Benchmark”) and Spartan Capital Securities, LLC (“Spartan”, and together with B. Riley FBR and Benchmark, the “Sales Agents”) which establishes an at-the-market equity program pursuant to which the Company may offer and sell shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of the Company’s common stock (“Shares”) having an aggregate offering price of up to $24,000,000.

The Sales Agreement will terminate upon the earlier of sale of all of the Shares under the Sales Agreement or termination of the Sales Agreement as permitted. During the nine months ended September 30, 2020, the Company has incurred $131,436 of offering costs.

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company sold no shares during the three months ended September 30, 2020 and has capacity of $24.0 million under the Sales Agreement as of September 30, 2020.

12.
Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2020	2019	2020	2019
	(Unaudited)
Restricted stock compensation expense	$133,266	$91,826	$570,693	$289,426
Non-qualified option stock compensation expense	26,790	71,625	80,231	247,402

Total share-based compensation before taxes	$160,056	$163,451	$650,924	$536,828

At September 30, 2020, the Company had approximately $584,082 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.0 year.

13.
Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
Basic Earnings Per Share Computation:
Net income	$1,066,963	$183,710	$2,039,478	$260,050
Weighted average number of common shares	8,450,843	8,423,435	8,409,114	8,401,405
Basic Earnings Per Share	$0.13	$0.02	$0.24	$0.03

Diluted Earnings Per Share Computation:
Net income	$1,066,963	$183,710	$2,039,478	$260,050

Weighted average number of common shares	8,450,843	8,423,435	8,409,114	8,401,405
Incremental shares from assumed conversions
of dilutive securities	76,466	3,747	54,447	3,747
Adjusted weighted average number of
common shares	8,527,309	8,427,183	8,463,561	8,405,152

Diluted Earnings Per Share	$0.13	$0.02	$0.24	$0.03

14.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
Carrier Services	$45,029,563	$20,576,193	$118,116,987	$48,943,134
Managed Services	12,476,998	9,040,747	33,838,720	24,683,861

	$57,506,561	$29,616,940	$151,955,707	$73,626,995

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
U.S. Federal Government	$54,067,651	$25,734,891	$138,942,101	$62,339,060
U.S. State and Local Governments	24,969	112,108	76,255	354,289
Foreign Governments	40,906	15,334	106,812	84,231
Commercial Enterprises	3,373,035	3,754,607	12,830,539	10,849,415

	$57,506,561	$29,616,940	$151,955,707	$73,626,995

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
	(Unaudited)
North America	$56,407,094	$28,563,085	$148,655,842	$70,294,212
Europe	1,099,467	1,053,855	3,299,865	3,332,783

	$57,506,561	$29,616,940	$151,955,707	$73,626,995

During the three months ended September 30, 2020 and 2019, we recognized approximately $350,400 and $312,500, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

During the nine months ended September 30, 2020 and 2019, we recognized approximately $1.6 million and $1.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

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
●
Our ability to raise additional capital on favorable terms or at all; and
●
Our ability to retain key personnel.
●
Our ability to properly manage the wind down the Census 2020 project as we head into 2021.
●
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 14, 2020.

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

Strategic Focus and Notable Events

We believe that demand for our TM2 solutions will continue to grow as public and private sectors seek to address the additional requirements for supporting a mobile workforce. We also believe that the current COVID-19 pandemic and the post pandemic environment will increase the need for WidePoint’s services as our customers and potential customers seek to manage, secure and gain visibility into their mobility assets as a result of a larger number of employees working remotely. Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

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

During the nine months ended September 30, 2020, we accomplished the following:

●
Generated high double-digit growth in revenue and grew GAAP net income almost 5 times in the three months ended September 30, 2020, compared to the same quarter a year ago.
●
Responded to DHS CWMS 2.0 Single Award Indefinite-delivery Indefinite-Quantity (IDIQ) RFP. Completed submissions for Phase 1 and Phase 2 – (phase 1) written submission (including certification that we meet the minimum technical requirements) and (phase 2) pricing and oral presentation
●
Supported the COVID-19 delayed Census2020 Non-Response Follow-up (NRFU) (enumeration) in which over 600,000 devices were deployed to the field.
●
Began implementing State of Virginia ABC contract
●
Presented as the 9th Annual Gateway Conference

The COVID-19 pandemic continues to create significant macroeconomic uncertainty, volatility and disruption. The extent to which the COVID-19 pandemic continues to impact our business, results of operations, cash flows, financial condition and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, severity and further spread of the outbreak, future resurgences and reimplementation of closures, actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. We have mobilized our resources to help ensure the well-being and safety of our coworkers, business continuity, a strong capital position and adequate liquidity. Our efforts have included:

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

Results of Operations

Three Months Ended September 30, 2020 as Compared to Three Months Ended September 30, 2019

Revenues. Revenues for the three month period ended September 30, 2020 were approximately $57.5 million, an increase of approximately $27.8 million (or 94%), as compared to approximately $29.6 million in 2019. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2020	2019	Variance
	(Unaudited)
Carrier Services	$45,029,570	$20,576,190	$24,453,380
Managed Services:
Managed Service Fees	9,954,284	7,225,858	2,728,426
Billable Service Fees	2,236,590	1,091,330	1,145,260
Reselling and Other Services	286,117	723,562	(437,445)
	12,476,991	9,040,750	3,436,241

	$57,506,561	$29,616,940	$27,889,621

Our carrier services increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census, and the U.S. Citizenship and Immigration Services, partially offset by reduction in U.S. Customs Border Patrol and Department of Health and Human Services. The activities supporting the 2020 Census are scheduled to wind down in the fourth quarter of 2020, which will likely cause a reduction in carrier service revenue in future periods.

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

Reselling and other services decreased as compared to last year due to timing of large product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2020 were approximately $51.8 million (or 90% of revenues), as compared to approximately $25.3 million (or 85% of revenues) in 2019. The increase was driven by higher carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and billable services labor cost as compared to last year.

Gross Profit. Gross profit for the three month period ended September 30, 2020 was approximately $5.6 million (or 10% of revenues), as compared to approximately $4.3 million (or 15% of revenues) in 2019. The decrease in gross profit percentage was driven by the increase in lower margin carrier services revenue. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the three month period ended September 30, 2020 was approximately $0.5 million (or 1% of revenues), as compared to approximately $0.4 million (or 1% of revenues) in 2019.

General and Administrative. General and administrative expenses for the three month period ended September 30, 2020 were approximately $3.7 million (or 6% of revenues), as compared to approximately $3.4 million (or 11% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2020 was approximately $285,100 as compared to approximately $246,300 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended September 30, 2020 was approximately $69,400 as compared to approximately an expense of $72,700 in 2019.  The decrease in net expense substantially reflects lower interest expense related to less borrowings on the line of credit compared to prior year.

Income Taxes. Income tax expense for the three month period ended September 30, 2020 was approximately $12,500, as compared to $32,400 in 2019.  Income taxes were accrued at an estimated effective tax rate of 1.2% for the three months ended September 30, 2020 compared to 15% for the three month ended period ended September 30, 2019, primarily due an increase in income before taxes compared to prior year.

Net Income. As a result of the cumulative factors annotated above, net income for the three month period ended September 30, 2020 was approximately $1.1 million, as compared to net income of approximately $183,700 in the same period last year.

Nine Months Ended September 30, 2020 as Compared to Nine Months Ended September 30, 2019

Revenues. Revenues for the nine month period ended September 30, 2020 were approximately $151.9 million, an increase of approximately $78.3 million (or 106%), as compared to approximately $73.6 million in 2019. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2020	2019	Variance
	(Unaudited)
Carrier Services	$118,116,989	$48,943,143	$69,173,846
Managed Services:
Managed Service Fees	25,295,949	19,880,073	5,415,876
Billable Service Fees	5,246,307	3,415,046	1,831,261
Reselling and Other Services	3,296,462	1,388,733	1,907,729
	33,838,718	24,683,852	9,154,866

	$151,955,707	$73,626,995	$78,328,712

Our carrier services increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census, and the U.S. Citizenship and Immigration Services, partially offset by reduction in U.S. Customs Border Patrol and Department of Health and Human Services. The activities supporting the 2020 Census is scheduled to wind down in the fourth quarter of 2020, which will likely cause a reduction in carrier service revenue in future periods.

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

Reselling and other services increased as compared to last year due to timing of large product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2020 were approximately $136.3 million (or 90% of revenues), as compared to approximately $61.0 million (or 81% of revenues) in 2019. The increase was driven by higher carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and cost of product resale as compared to last year.

Gross Profit. Gross profit for the nine month period ended September 30, 2020 was approximately $15.6 million (or 10% of revenues), as compared to approximately $12.6 million (or 19% of revenues) in 2019. The decrease in gross profit percentage was driven by the increase in lower margin carrier services and lower margin reselling during the nine months ended September 30, 2020. Our gross profit percentage will vary from quarter to quarter and could be negatively impacted due to recognition of low margin reselling transactions and expansion of carrier services with our U.S. federal government customers.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2020 was approximately $1.4 million (or 1% of revenues), as compared to approximately $1.2 million (or 2% of revenues) in 2019, due to increased business development efforts.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2020 were approximately $10.8 million (or 7% of revenues), as compared to approximately $10.0 million (or 15% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business as well as an increase in share-based compensation expense compared to last year.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2020 was approximately $814,800 as compared to approximately $730,900 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base

Other (Expense) Income. Net other expense for the nine month period ended September 30, 2020 was approximately $224,300 as compared to approximately $220,900 in 2019.  The increase in net expense substantially reflects higher interest expense related to an increase in lease liabilities compared to prior year.

Income Taxes. Income tax expense for the nine month period ended September 30, 2020 was approximately $242,800, as compared to $126,800 in 2019.  Income taxes were accrued at an estimated effective tax rate of 10.6% for the nine months ended September 30, 2020 compared to 32.8% in 2019.

Net Income. As a result of the cumulative factors annotated above, net income for the nine month period ended September 30, 2020 was approximately $2.0 million, as compared to net income of approximately $260,050 in the same period last year

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million. In addition, we recently established an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At September 30, 2020, our net working capital was approximately $7.8 million as compared to $5.0 million at December 31, 2019. The increase in net working capital was primarily driven by increases in revenue and temporary payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold no Shares during the three months ended September 30, 2020 under the ATM program and had remaining capacity of $24.0 million as of September 30, 2020.

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

For the nine months ended September 30, 2020, net cash provided by operations was approximately $6.0 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $5.5 million for the nine months ended September 30, 2019.

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

For the nine months ended September 30, 2020, cash used in investing activities was approximately $978,700 and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center.

For the nine months ended September 30, 2019, cash used in investing activities was approximately $360,800 and consisted computer hardware and software purchases and capitalized internally developed software costs related to our TDI Optimiser™ solutions.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the nine months ended September 30, 2020, cash used in financing activities was approximately $594,300 and reflects line of credit advances and payments of approximately $1.9 million, common stock repurchases of approximately $10,100, offering costs related to the ATM program offering of $131,400, and finance lease principal repayments of approximately $452,800.

For the nine months ended September 30, 2019, cash used in financing activities was approximately $361,900 and reflects line of credit advances and payments of approximately $6.3 million, and finance lease principal repayments of approximately $356,900.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2020 and 2019, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $70,556 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 2,416 shares for a total of $10,100 under the stock repurchase plan. This plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic.

ITEM 3
DEFAULT UPON SENIOR SECURITIES

None

ITEM 4
MINE SAFETY DISCLOSURES

None

ITEM 5
OTHER INFORMATION

None

ITEM 6.
EXHIBITS

EXHIBIT NO.	DESCRIPTION
1.1
At Market Issuance Sales Agreement, dated August 18, 2020, by and among WidePoint Corporation, B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC (incorporated by reference from Exhibit 1.1 to Form 8-K filed August 18, 2020).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference from Exhibit 3.1 to Form 8-K filed October 29, 2020).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.	Interactive Data Files
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: November 16, 2020	By:	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 16, 2020	By:	/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer