Form 10-K
period 2020-12-31
WIDEPOINT CORP
filed 2021-03-23
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $59.1 million.

As of March 12, 2021, there were 8,994,701 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following risk factor summary:

●
The COVID-19 pandemic or another pandemic could have a material adverse impact on our business and operations.

●
Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

●
We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

●
Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

●
We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

●
We have had a history of losses and we may be unable to sustain profitability.

●
The loss of significant customer contracts could also have an adverse impact on our financial results.

●
Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty.

●
The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

●
We may be unable to successfully acquire complementary businesses, services or technologies to support our growth strategy.

●
Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

●
We may incur substantial costs in connection with contracts awarded through a competitive procurement process, which could negatively impact our operating results.

●
Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

●
Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

●
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

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to WidePoint Corporation and its consolidated subsidiaries. All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect a one-for-ten reverse stock split completed in 2020.

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

Digital Billing and Analytics Solutions

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

Sales Approaches

We approach selling our services under either a direct sales model under which we control the contract and key relationships or we partner with a large systems integrator and other strategic partners to provide our TM2 solution as part of their overall total solution offering to the end customer. We have historically grown our business under the direct sales model; however, we have also more recently closed a significant portion of our new sales through our partnerships with large systems integrators. While we believe we can continue to be successful growing our sales through both models, larger scale opportunities tend to exist when we partner with large systems integrators and other strategic partners.

Our sales approaches are summarized below:

Systems Integrators. We partner with large systems integrators to collectively pursue large market opportunities that include our TM2 solution within the scope of the solicitations. In these types of arrangements, we generally operate as a subcontractor and manage the customer relationship closely with the prime contractor. We do not utilize any channel partners or third-party firms in this sales approach.

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

We expect all of our customers to be motivated to meet their organizational needs for mobile management and security objectives in this challenging mobile environment. As a result of delivering our TM2 service solution we can often save our customers a significant portion of their total spend on mobility and security management which translates into real cash savings. While most of our customers use their savings to purchase and upgrade their managed services, our customers could potentially negatively impact our billable revenue base and result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services. We believe we have an attractive set of solutions and we also believe that government spending for mobility management and for cybersecurity services and solutions will increase for the foreseeable future.

Our government customer base is located predominantly in the Mid-Atlantic region of the U.S. while our commercial customer base is located throughout the continental U.S., Canada, Europe and the Middle East. Historically, we have derived, and may continue to derive in the future, a significant percentage of our total revenues from federal government contracts in the United States.

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

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

●
Department of Homeland Security for Cellular Wireless Managed Services (CWMS) Indefinite Delivery/Indefinite Quantity (DHS CWMS 2.0 IDIQ).

●
Department of Health and Human Services Telecommunications Inventory and Expense Management Solutions contract.

●
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
o
Department of Justice (DOJ) Enterprise Standard Architecture V (ESA V)

We will continue to build on our partnerships with key systems integrators and strategic partners to compete for public and private sector opportunities.

Product Development and Technology Solution Enhancements

We believe that our existing technology platforms are adequate and meet our operational obligations to our customers. We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and meeting our customer’s changing organizational requirements, as necessary. We determine which enhancements to further develop after assessing the market capabilities sought by potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors. Our current development activities are focused on the integration of our heterogeneous services delivery platforms, and improving the security posture and delivery of our information technology services.

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

We funded and expensed strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements during the year. For the years ended December 31, 2020 and 2019, we incurred product development costs associated with our next generation TM2 platform application of approximately $903,000 and $146,000, respectively, which were capitalized. In 2021, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with customer integrations.

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

Data Centers

We host our proprietary solutions and operate all servers, systems and networks at five (5) data centers located in Ireland, Ohio, and Virginia, which we may consolidate in the future. We also host our proprietary solutions in the cloud and have plans to migrate more customers to the cloud in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously checks our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Market Competition

Our TM2 market is centered on mobile management, identity management and digital billing and analytics.

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

Market Pricing. Pricing for services in our market lacks of transparency due to the way in which our competitors price their services. Our competitors take advantage of this lack of pricing transparency and prospective customer’s lack of understanding and awareness of market pricing for services. Our competitors often take advantage of a prospective customer and will often heavily discount their prices to unprofitable levels thereby creating a commodity pricing environment that affects the value of the solution perceived by prospective customers, severely limits profitability for other service providers that provide better solutions, discourages further innovation and harms the customer in the end.  The costs to switch solutions can be high for a prospective customer even if they know their current solution is not working.

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

Competition. Our TM2 solution crosses into several different market segments and as a result we do not have competitors that compete in all of the market segments in which we conduct business. Some of our principal competitors include: MDSL/Calero Sortware LLC, Tangoe, Inc., MobiChord, DMI, A&T Systems, and Turning Point Global Services, LLC; Identity Management – Entrust Corp., IdenTrust and XTec Inc.; Digital Billing & Analytics – Amdocs Britebill and Globys Inc.

Our larger competitors often have more size and financial resources than us and they may be able to provide a wider array of technology solutions outside of our core capabilities.  Due to our significant federal government contract concentrations, we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Lockheed Martin Corporation, Northrop Grumman Corporation, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.

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

Regulation

Our most significant source of regulation relates to compliance with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, including:

●
the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;
●
the Truthful Cost or Pricing Data Act (formerly known as Truth in Negotiations Act), which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;
●
the Procurement Integrity Act;
●
the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and
●
laws, regulations, and executive orders restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified solutions, technologies and technical data, and (iii) the use and dissemination of sensitive but unclassified data;
●
the General Data Protection Regulation is a regulation in EU law on data protection and privacy in the European Union (EU) and the European Economic Area (EEA). It also regulates the transfer of personal data outside the EU and EEA areas

The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government agencies.

Human Capital

WidePoint currently employees 234 full time professional staff members (201 in United States and 33 in Europe), 6 consultants, 4 part-time staff, and 23 subcontractors.

WidePoint considers that our human capital as one of the most important strategic assets or our company.  As such, we foster and maintain a safe, professional, and harassment free work environment.  Each employee is required to conduct himself or herself as required by WidePoint’s business code of conduct and ethics policy contained in the WidePoint Employee Handbook.  Our core values are:

People. Attract, develop, and retain the best and the brightest talent for our business and strongly encourage intellectual curiosity to learn new ways to efficiently and effectively deliver our services. Value diversity of our people, foster an open and inclusive environment and treat each person in a manner that reflects our values.

Service. Deliver long-term customer satisfaction in all our TM2 service offerings in a manner that enables WidePoint to meet or exceed established financial targets that will ultimately deliver greater shareholder value.

Integrity. Act with the highest integrity and ethics and inspire trust from our customers, employees, vendors, and other stakeholders by matching our behaviors to our words and taking responsibility for our actions.

We expect every WidePoint employee to adhere to these core values when dealing with colleagues, customers, suppliers, and any other potential stakeholder of WidePoint.

WidePoint provides a compensation package that is competitive within our industry such that we will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders.  Our compensation package also include a broad range of benefits such as healthcare insurance, career training and education tuition reimbursement, 401K retirement plan, annual paid time off, and many others.

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. The average tenure of our employees is approximately seven (7) years and more than one fourth of our employees have been employed by us for more than ten (10) years.

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

RISKS RELATED TO PANDEMICS

The COVID-19 pandemic or another pandemic could have a material adverse impact on our business and operations.

We continue to monitor the impact of the COVID-19 pandemic and taking steps to mitigate the risks to us posed by its spread, including by working with our customers, employees, suppliers and other stakeholders. The pandemic has in the past and continues to adversely affect certain elements of our business and our operations due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. Our offices remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate. However, the COVID-19 pandemic or another pandemic could lead to an extended disruption of economic activity and high unemployment levels, and disruption of the global supply chain, and as such, cause a material negative impact on our consolidated results of operations, financial position and cash flows.

RISKS RELATED TO OUR BUSINESS

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

We operate in a market that is highly fragmented, price sensitive and subject to fierce competition. Additionally, rapid changes in technology affect our ability to respond timely with new and innovative product offerings to address new market needs. We have a significant presence in the U.S federal marketplace and we expect the intensity of competition for government contracts, as well as commercial contracts to continue to increase in the future as existing competitors develop additional capabilities that better align with our core competencies and those of our target customer segment.

While we believe our customer service, strong customer retention and integrated technology solution sets are among our key differentiators, our competitors may offer introductory pricing and significantly discount their services to gain market share and/or in exchange for revenues with higher margin services in other areas or at later dates. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. In addition, many of our competitors have greater financial resources than we have. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, have adequate financial resources to pay for and retain key personnel, and our business, financial condition and results of operations will be harmed.

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

The loss of significant customer contracts, including our IDIQ with the Department of Homeland Security, could also have an adverse impact on our financial results.

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

Also, the loss of a significant customer contract could also cause the Company to defer potentially advantageous strategic options. In the case of the loss of a material customer contract, the Company may be required to rapidly consider other strategic alternatives including selling a portion or all of our assets if our financial performance deteriorates as a result of key customer contract losses. Accordingly, the loss of a significant customer, particularly the DHS CWMS 2.0 IDIQ, would have a material adverse effect on our operations.

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

●
the contractual terms and timing of completion of projects, including achievement of certain business results;
●
acceptance of our products to commercial or government customers;
●
budgets for government customers;
●
the implementation of new projects;
●
the adequacy of provisions for losses and bad debts;
●
the accuracy of our estimates of resources required to complete ongoing projects;
●
personnel, including the loss of key highly skilled personnel necessary to complete projects;
●
global pandemics, such as the coronavirus; and
●
general economic conditions.

We currently have access to a credit facility agreement, which requires us to maintain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate repayment of borrowings by our lender.

We have access to a credit facility, which consists of a variable line of credit primarily to meet short-term working capital requirements and to partially fund acquisition growth. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. If we are unable to meet future covenants, our lender could take adverse actions that might include raising our variable interest rate, accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. Similarly, our credit facility expires in April 2021 and if we are unable to renew the credit facility with our current lender or any other lender in the future, our business and operating results will suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

We have had a history of losses and we may be unable to sustain profitability.

Although we achieved profitability in 2020 and 2019, we have a long history of losses prior to 2019. A significant contributing factor driving such prior net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to sustain our recent improvements in financial performance and meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results.

Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty.

All of our government contracts, including the DHS IDIQ, contain a standard clause which allows the government to cancel our contract for convenience without penalty. In addition, our contracts with the federal government permit the governmental agency to modify, curtail or terminate the contract at any time for the convenience of the government. Approximately 36% of our overall revenue and 33% of Managed Services revenue in 2020 was generated under our DHS contracts. If for some reason our new DHS CWMS 2.0 IDIQ were terminated, it would have a material adverse impact on our future revenue, profitability and cash flows.

Some of our commercial contracts with large enterprises also contain contract clauses that include the ability to cancel a contract for convenience by the customer for convenience with limited advance notice and without significant penalty. Termination, delay or modification of a contract by any large government or commercial customer could result in a loss of expected revenues and additional expenses for staff that were allocated to that customer’s project. We could be required to maintain underutilized employees who were assigned to the terminated contract or we could ultimately lose the subject matter expertise for that contract and be required to retain more expensive staffing resources to perform the contract when it resumes. The unexpected cancellation or significant reduction in the scope of any of our large projects could have an immediate material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent upon the continued service and performance of our key executives, operational managers and subject matter experts to run our core operations. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives. We do not maintain key person life insurance with respect to any of our key executives and subject matter experts.

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

Many of our customer agreements currently, or may in the future, require that we meet minimum service level commitments regarding items such as platform availability, invoice processing speed and order processing speed. If we are unable to meet the stated service level commitments under these agreements, many of our customers will have the right to terminate their agreements with us and we may be contractually obligated to provide our customers with credits or pay other penalties. If our software products are unavailable for significant periods of time, we may lose a substantial number of our customers as a result of these contractual rights, we may suffer harm to our reputation, and we may be required to provide our customers with significant credits or pay our customers significant contractual penalties, any of which could harm our business, financial condition, results of operations.

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

●
geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
●
lack of familiarity with and unexpected changes in foreign regulatory requirements;
●
longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
●
difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;
●
challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;
●
challenges in providing procurement, help desk and fulfillment capabilities for our international customers;
●
fluctuations in currency exchange rates;
●
potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
●
the burdens of complying with a wide variety of foreign laws and legal standards;
●
increased financial accounting and reporting burdens and complexities;
●
potentially slower adoption rates of communications management solutions services internationally;
●
political, social and economic instability abroad, terrorist attacks and security concerns in general; and
●
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

●
issue additional equity securities that would dilute our stockholders;
●
use cash that we may need in the future to operate our business;
●
incur debt on terms unfavorable to us or that we are unable to repay;
●
incur large charges or substantial liabilities; or
●
become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

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

Certain of our information technology-based solutions software functionality and services that we offer depend on our ability to access a customer’s communications billing and usage data. For example, our ability to offer outsourced or automated communications bill auditing, billing dispute resolution, bill payment, cost allocation and expense optimization depends on our ability to access this data. If a communications carrier were to prohibit its customers from disclosing this information to us, those enterprises would only be able to use these billing-related aspects of our solution on a self-serve basis, which would impair some of the value of our solution to those enterprises. This in turn could limit our ability to compete with the internally developed communications management solutions of those enterprises, require us to incur additional expenses to license access to that billing and usage data from the communications carrier, if such a license is made available to us at all, or put us at a competitive disadvantage against any third-party communications management solutions service provider that licenses access to that data.

Our net operating loss carry-forwards are subject to a valuation adjustment if we do not maintain and increase our profitability.

As of December 31, 2020, we had aggregate federal net operating loss carry-forwards of approximately $36.1 million and state net operating loss carry- forwards of approximately $36.0 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

RISKS RELATED TO BUSINESS WITH GOVERNMENT AGENCIES

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

●
curtailment of the federal government’s use of technology services firms;
●
a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Homeland Security;
●
reductions in federal government programs or requirements, including government agency shutdowns and/or reductions in connection with sequestration;
●
any failure to raise the debt ceiling;
●
government inability to approve a budget and operate under a “Continuing Resolution”;
●
a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;
●
delays in the payment of our invoices by government payment offices;
●
federal governmental shutdowns, and other potential delays in the government appropriations process;
●
issues associated with global health pandemics, such as the coronavirus; and
●
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

●
the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;
●
requirements to register to conduct business in another state or country could increase our compliance costs;
●
requirements to post a bid guarantee or similar performance guarantee as part of a bid submission; and
●
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

●
terminate existing contracts, with short notice, for convenience, as well as for default;
●
reduce orders under or otherwise modify contracts;
●
for larger contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;
●
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
●
upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain customers;
●
terminate our facility security clearances and thereby prevent us from receiving classified contracts;
●
cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
●
decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
●
claim rights in solutions, systems, and technology produced by us;
●
prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;
●
subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and
●
suspend or debar us from doing business with the federal government.

If a federal government customer terminates one of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, such as the DHS IDIQ, or suspend or debar us from doing business with the federal government, our revenues and operating results would be materially harmed.

RISKS RELATED TO PRIVACY, CYBERSECURITY AND TECHNOLOGY

Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

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

In the processing of communications transactions, we receive, transmit and store a large volume of sensitive customer information, including call records, billing records, contractual terms, and financial and payment information, including credit card information, and we have entered into contractual obligations to maintain the confidentiality of certain of this information. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations and any such lapse in security could expose us to litigation, substantial contractual liabilities, and loss of customers or damage to our reputation or could otherwise harm our business. We incur significant costs to protect against security breaches and may incur significant additional costs to alleviate problems caused by any breaches. In addition, if we are required to disclose any of this sensitive customer information to governmental authorities, that disclosure could expose us to a risk of losing customers or could otherwise harm our business.

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

●
divert management’s attention;
●
result in costly and time-consuming litigation;
●
require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
●
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

Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and customers, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Furthermore, statutory contracting regulations protect the rights of federal agencies to retain access to, and utilization of, proprietary intellectual property utilized in the delivery of contracted services to such agencies. We have attempted to put in place certain safeguards in our policies and procedures to protect intellectual property developed by employees. Our policies and procedures stipulate that intellectual property created by employees and its consultants remain our property. If we are unable to protect our proprietary software and methodology, the value of our business may decrease, and we may face increased competition.

RISKS RELATED TO REGULATION

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

●
the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts;
●
the Truth in Negotiations Act, which requires certification and disclosure of all cost or pricing data in connection with some contract negotiations;
●
the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and
●
laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified solutions and technical data.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines, and our suspension or debarment from doing business with federal government agencies. In particular, the civil False Claims Act provides for treble damages and potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval or makes a false statement in order to get a false or fraudulent claim paid or approved by the government. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government. These provisions of the civil False Claims Act permit parties, such as our employees, to sue us on behalf of the government and share a portion of any recovery. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the government, each of which could lead to a material reduction in our revenues.

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

RISKS RELATED TO OUR SECURITIES AND CAPITAL STRUCTURE

Our common stock price has been volatile and is likely to be volatile in the future.

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

●
public announcements concerning us, our competitors or our industry;
●
externally published articles and analyses about us by retail investors and non-analysts;
●
changes in analysts’ earnings estimates;
●
information in third party chat rooms, third party publications and social media outlets;
●
the failure to meet the expectations of analysts;
●
fluctuations in operating results;
●
additional financings or capital raises;
●
introductions of new products or services by us or our competitors;
●
announcements of technological innovations;
●
additional sales of our common stock or other securities;
●
trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time;
●
our inability to gain market acceptance of our products and services; and
●
general economic conditions and events, including adverse changes in the financial markets, terrorist attacks, health pandemics such as COVID-19, government shutdowns, war, adverse weather events and other disasters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2020 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$29	$349,000
8351 N High Street, Suite 200	Columbus, OH 43235	September 2037	18,833	$8	$151,000
2101 Executive Drive, Suite 400	Hampton, VA 23669	December 2024	6,440	$16	$105,000

The following table presents our property locations at December 31, 2020 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$30	$182,000

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

Holders

As of the close of business on March 12, 2021, there were 95 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

At The Market Offering Agreement

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley FBR”), The Benchmark Company, LLC (“Benchmark”) and Spartan Capital Securities, LLC (“Spartan”, and together with B. Riley FBR and Benchmark, the “Sales Agents”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of our common stock having an aggregate offering price of up to $24,000,000.

Subject to the terms and conditions set forth in the Sales Agreement, the Sales Agents will use commercially reasonable efforts consistent with normal trading and sales practices to sell shares from time to time, based upon our instructions. We have provided the Sales Agents with customary indemnification rights, and the Sales Agents will be entitled to a commission at a rate up to four percent (4.0%) of the gross proceeds per share sold. The Sales Agreement will terminate upon the earlier of sale of all of the shares under the Sales Agreement or termination of the Sales Agreement as permitted. During the twelve months ended December 31, 2020, the Company has incurred $333,500 of offering costs.

Sales of the shares, if any, under the Sales Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, at market prices or as otherwise agreed with the Sales Agents. During the three months ended December 31, 2020, we sold 399,313 shares of our common stock through the Sales Agents for a total of approximately $4,678,381, resulting in net proceeds to us of approximately $4,345,475. We sold no shares of our common stock through the Sales Agents between August 18, 2020 and September 30, 2020.

Common Stock Reverse Split

On October 23, 2020, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of Delaware to effect a one-for-ten reverse stock split of the shares of the Company’s common stock, effective as of 5:00 p.m. Eastern Time on November 6, 2020. The Certificate of Amendment also decreased the number of authorized shares of Common Stock from 110,000,000 to 30,000,000. All share, restricted stock awards (“RSA”) and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect the stock split.

Repurchases of Equity Securities

As approved by the Board of Directors on October 7, 2019, the Board authorized a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of our common stock. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open- market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the year ended December 31, 2019, we repurchased 863,733 shares of our common stock for a total of approximately $366,000. During the three months ended March 31, 2020, we repurchased 24,174 shares of our common stock for a total of approximately $10,100. This plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic. No shares were repurchased under the 2019 Repurchase Plan between March 9, 2020 and December 31, 2020. As of December 31, 2020, $2.1 million remained available for future purchases under the 2019 Repurchase Plan, which does not have an expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
	-	$-	-	$2,154,037
January	2,277	$3.99	2,277	$2,144,513
March	140	$4.00	140	$2,143,925
Total	2,417	$4.00	2,417

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements and notes thereto. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary.” Our actual results may differ materially.

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

Strategic Focus

We executed on our key initiative for 2020 by winning the re-competed U.S. Department of Homeland Security Indefinite Delivery/Indefinite Quantity (DHS CWMS 2.0 IDIQ) and successfully supported the 2020 Census. In addition, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. In fiscal 2021, we will continue to focus on the following key goals:

●
selling high margin managed services,
●
growing our sales pipeline by investing in our business development and sales team assets,
●
pursuing additional opportunities with our key systems integrator and strategic partners,
●
improving our proprietary platform and products, which includes pursuing FedRAMP certification for ITMS™ and maintaining our ATOs with our federal government agencies, as well as upgrading our secure identity management technology,
●
working to successfully deliver and expand the scope of work under the newly awarded DHS CWMS 2.0 IDIQ, and
●
expanding our solution offerings into the commercial space.

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth. Our strategy for achieving our longer-term goals include:

●
pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
●
delivering new incremental offerings to add to our existing TM2 offering,
●
developing and testing innovative new offerings that enhance our TM2 offering, and
●
transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

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

Revenue Recognition

Our managed services solutions may require a combination of labor, third party products and services. Our managed services are generally not interdependent and our contract performance obligations are delivered consistently on a monthly basis. We do not typically have undelivered performance obligations in these arrangements that would require us to spread our revenue over a longer period of time. In the event there are undelivered performance obligations our practice is to recognize the revenue when the performance obligation has been satisfied.
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

Our revenue recognition policies for our managed services is summarized and shown below:

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

■
Identity services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. There are two aspects to issuing an identity credential to an individual that consists of identity proofing which is a significant part of the service and monthly credential validation services which enable the credential holder to access third party systems. Identity proofing services are not bundled and do not generally include other performance obligations to deliver. Revenue is recognized from the sales of identity credentials to an individual or organization upon issuance less a portion deferred for monthly credential validation support services. In the case of bulk sales or credential management system revenue is recognized upon issue or availability to the customer for issuance. There is generally no significant performance obligation to provide post contract services in relation to identity consoles delivered. Identity certificates issued have a fixed life and cannot be modified once issued.

■
Proprietary software revenue for software sold as a term license is recognized ratably over the license term from the date the software is accepted by the customer. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue for fixed price software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. Implementation fees are recognized when the work is completed. Revenue from this service does not require significant accounting estimates.

Our revenue recognition policies for our labor services is summarized and shown below:

■
Billable services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. We recognize revenues for professional services performed based on actual hours worked and actual costs incurred.

Our revenue recognition policies for our reselling services is summarized and shown below:

■
Reselling services require the Company to acquire third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. We are the principal in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

Our revenue recognition policies for our billable carrier services is summarized and shown below:

■
Carrier services are delivered on a monthly basis and consist of phone, data and satellite and related mobile services for a connected device or end point. These services require us to procure, process and pay communications carrier invoices. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the services before they are transferred to the customer. We are the principal in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans. For arrangements in which we do not have such control we recognize revenues and related costs on a net basis.

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

The goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss. We have the option to bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test and then subsequently resume performing a qualitative assessment in any subsequent period. We bypassed using a qualitative assessment for 2020.

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

We had approximately $18.5 million of goodwill as of December 31, 2020. The fair value of our single reporting unit was above carrying value; accordingly, we have concluded that goodwill is not impaired at December 31, 2020. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from our current assumptions.

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

During the year ended December 31, 2020, the Company recorded net provisions for bad debt expense totaling approximately $1,000 related to commercial contracts.

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

The Company's valuation allowance predominantly consisted of domestic net operating loss carryforwards and certain state net operating loss carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of are realizable. It therefore reduced the valuation allowance accordingly. During 2020, the Company released $8.2 million of the deferred tax asset valuation allowance to offset the regular tax expense generated by current earnings.

2020 Results of Operations

Year Ended December 31, 2020 Compared to the Year ended December 31, 2019

Revenues

Revenues for the year ended December 31, 2020 were approximately $180.3 million, an increase of approximately $78.6 million (or 77%), as compared to approximately $101.7 million in 2019. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2020	2019	Variance

Carrier Services	$137,640,019	$68,739,088	$68,900,931
Managed Services:
Managed Service Fees	32,154,976	26,958,876(1)	5,196,100
Billable Service Fees	6,916,092	4,304,616	2,611,476
Reselling and Other Services	3,631,928	1,717,667(1)	1,914,261
	42,702,996	32,981,159	9,721,837

	$180,343,015	$101,720,247	$78,622,768

 (1)
Previously included certain software license revenues that are classified to managed service fees.

■
Our carrier services increased primarily due to activities of the U.S. Department of Commerce contract supporting the 2020 Census, U.S. Citizenship and Immigration Services, partially offset by reduction in U.S. Customs Border Patrol and Department of Health and Human Services. The carrier service revenue recognized from the 2020 Census project was approximately 61% of our total carrier services revenue in 2020. The largest phase of our work on the 2020 Census project was completed in late 2020. We will continue to support the Bureau of Census through October 2022 in other minor operations.

■
Our managed service fees increased due to expansion of managed services for existing government customers, as well as increases in sales of accessories to our government customers as compared to last year.

■
Billable service fees increased due to the ramp up of services delivered through our partnerships with large systems integrators and professional services supporting the 2020 Census project. As stated above, the largest phase of our work was completed.

■
Reselling and other services increased due to timing of large product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2020	2019	Variance

U.S. Federal Government	$165,799,500	$86,497,328	$79,302,172
U.S. State and Local Governments	101,079	479,379	(378,300)
Foreign Governments	127,512	109,948	17,564
Commercial Enterprises	14,314,924	14,633,592	(318,668)

	$180,343,015	$101,720,247	$78,622,768

■
Our sales to federal government customers increased primarily due to the activities of the U.S. Department of Commerce contract supporting the 2020 Census, partially offset by a reduction of services to Department of Health and Human Services and the Bureau of Alcohol, Tobacco and Firearms.

■
Our sales to state and local government customers declined as compared to last year due to reduction in carrier services.

■
Our sales to foreign government customers increased slightly as compared to last year due to managed services.

■
Our sales to commercial enterprise customers decreased slightly in 2020 as compared to 2019 due to customer attrition.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 were approximately $159.9 million (or 89% of revenues) as compared to approximately $84.3 million (or 83% of revenues) in 2019. The dollar increase was driven by higher labor costs to support billable service fee contracts and inventory costs related to accessory sales as compared to last year. Our cost of revenues may fluctuate due to accessories sales activities which depends heavily on customer mobility equipment accessory requirements.

Gross Profit

Gross profit for the year ended was approximately $20.4 million (or 11% of revenues), as compared to approximately $17.4 million (or 17% of revenues) in 2019.  The dollar increase in gross profit reflects higher managed services revenue as compared to last year.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2020 was approximately $1.9 million (or 1.0% of revenues), as compared to approximately$1.7 million (or 1.6% of revenues) in 2019. Increase reflects investment in business development, partially offset by reduction in travel costs.

General and administrative expenses for the year ended December 31, 2020 were approximately $14.3 million (or 8% of revenues), as compared to approximately $13.8 million (or 14% of revenues) in 2019. The increase in general and administrative expense reflects overhead and administrative costs to support the increased business and costs related to supporting our infrastructure in a cloud environment, as well as an increase in share-based compensation expense compared to last year, partially offset by reduced travel costs .

Product development costs associated with our with our proprietary platform for the years ended December 31, 2020 and 2019 were approximately $903,000 and $146,000, respectively, which were capitalized.

Depreciation and amortization expense for the year ended December 31, 2020 was approximately $1,091,000, as compared to approximately $988,100 in 2019.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income

Net other expense for the year ended December 31, 2020 was approximately $299,000 as compared to approximately $266,400 in 2019.  The increase in net other expense is primarily driven by the decrease in other income.

(Benefit) Provision for Income Taxes

Income tax (benefit) provision for the year ended December 31, 2020 was approximately $(7.4) million, as compared to approximately $0.4 million in 2019. The current income tax provision included reversal of valuation allowance of $8.2 million discussed above, partially offset by $0.8 million of current year tax expense that resulted in a tax benefit of $7.4 million.

Net Income

Primarily as a result of the increased revenue from the 2020 Census project that was completed in 2020, net income for the year ended December 31, 2020 increased to approximately $10.3 million as compared to a net income of approximately $0.2 million in 2019.

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

At December 31, 2020, our net working capital was approximately $13.0 million as compared to $5.0 million at December 31, 2019. The increase in net working capital was primarily driven by increases in revenue, and proceeds from issuance of common stock through the ATM sales program, and temporary payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold 399,000 shares during the three months ended December 31, 2020 under the ATM program and had remaining capacity of $20.0 million as of December 31, 2020.

Subsequent to December 31, 2020, the Company sold 100,687 shares for gross proceeds of $1.1 million.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expense is labor and company sponsored benefits. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease our facilities under non-cancellable long-term contracts. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control, including intermittent U.S. federal government shutdowns related to budgetary funding issues.

For the year ended December 31, 2020, net cash provided by operations was approximately $6.4 million driven by increased accounts receivable and temporary payable timing differences.

For the year ended December 31, 2019, net cash provided by operations was approximately $5.9 million driven by improved collections of accounts receivable and temporary payable timing differences.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long-term infrastructure investments. We maintain our own technology infrastructure and may need to make additional purchases of computer hardware, software and other fixed infrastructure assets to ensure our environment is properly maintained and can support our customer obligations. We typically fund purchases of long-term infrastructure assets with available cash or lease financing agreements.

For the year ended December 31, 2020, cash used in investing activities was approximately $1.2 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center.

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

For the year ended December 31, 2020, cash used in financing activities was approximately $3.7 million and consisted of lease principal repayments of approximately $608,000, proceeds from issuance of common stock through the ATM sales program of $4.3 million, net of issuance costs, and repurchases of our common stock of $10,100. The Company was advanced and repaid approximately $1.9 million in cumulative line of credit advances during the year.

For the year ended December 31, 2019, cash used in financing activities was approximately $0.8 million and consisted of lease principal repayments of approximately $473,300, payment of debt issuance costs of $5,000, and repurchases of our common stock of $366,000. The Company was advanced and repaid approximately $6.8 million in cumulative line of credit advances during the year.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2020, the appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $155,500 as compared to last year. For the year ended December 31, 2019, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $47,000.

Credit Facilities and Other Commitments

At December 31, 2020, there were no outstanding borrowings against the Company’s $5.0 million working capital credit facility with Atlantic Union Bank. At December 31, 2020, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future. The available amount under the working capital credit facility is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of our eligible accounts receivable. The facility is secured by a first lien security interest on all of our personal property, including its accounts receivable, general intangibles, inventory and equipment. The maturity date of the credit facility is April 30, 2021 and the facility has a variable interest rate equal to the Wall Street Journal prime rate plus 0.25%.

The credit facility requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.1 to 1.0 (excluding lease liabilities reported under recently adopted lease accounting standards).

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on April 30, 2021, along with cash on hand and proceeds from sales under our ATM sales program, should be sufficient to meet our minimum requirements for our current business operations or potential acquisitions. We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Obligation Type	2021	2022	2023	2024	2025	Thereafter	Total

Operating lease obligations (1)	$832,365	$854,679	$811,538	$832,494	$740,253	$4,179,979	$8,251,308
Finance lease obligations (1)	6,215	-	-	-	-	-	6,215

	$838,580	$854,679	$811,538	$832,494	$740,253	$4,179,979	$8,257,523

(1)
See Note 8 for further information on leases and the adoption of ASC 842.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s ICOFR during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Directors, Nominees and Executive Officers	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance (excluding securities reflected in column (a))

Equity Compensation Plans:

Approved by security holders	187,334	$5.66	241,273

Not approved by security holders	-	$0.00	-

Total	187,334	$5.66	241,273

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2021 Annual Meeting of Stockholders.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■ Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flow for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

■ Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

1.1
At Market Issuance Sales Agreement, dated August 18, 2020, by and among WidePoint Corporation, B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC (Incorporated herein by reference to Exhibit 1.1 to Form 8-K filed on August 18, 2020.)

3.1
Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 29, 2020.)
3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Filed herewith).

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)
10.2	Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2017).
10.2.1
First Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2018).

10.2.2	Second Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018).
10.2.3	Fourth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2019).
10.2.4	Fifth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020
10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)
10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)
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

10.7	Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020)
10.8	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)
10.9	Employment Agreement, between WidePoint Corporation and Kellie H. Kim. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)
21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101	Interactive Data Files
101	INS+ XBRL Instance Document
101	SCH+ XBRL Taxonomy Extension Schema Document
101	CAL+ XBRL Taxonomy Extension Calculation Linkbase Document
101	DEF+ XBRL Taxonomy Definition Linkbase Document
101	LAB+ XBRL Taxonomy Extension Label Linkbase Document
101	PRE+ XBRL Taxonomy Extension Presentation Linkbase Document
____________________
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date:	March 23, 2021	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date:	March 23, 2021	/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 23, 2021	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	March 23, 2021	/s/ OTTO GUENTHER
Otto Guenther
Chairman of the Board

Dated:	March 23, 2021	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated:	March 23, 2021	/s/ RICHARD L. TODARO
Richard L. Todaro
Director

Dated:	March 23, 2021	/s/ PHILIP GARFINKLE
Philip Garfinkle
Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Diego, California
March 23, 2021

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	DECEMBER 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,996,749	$6,879,627
Accounts receivable, net of allowance for doubtful accounts
of $114,169 and $126,235 in 2020 and 2019, respectively	35,882,661	14,580,928
Unbilled accounts receivable	13,848,726	13,976,958
Other current assets	1,763,633	1,094,847

Total current assets	67,491,769	36,532,360

NONCURRENT ASSETS
Property and equipment, net	573,039	681,575
Operating lease right of use asset, net	6,095,376	5,932,769
Intangible assets, net	2,187,503	2,450,770
Goodwill	18,555,578	18,555,578
Deferred tax assets, net	5,606,079	-
Other long-term assets	815,007	140,403

Total assets	$101,324,351	$64,293,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$36,221,981	$13,581,822
Accrued expenses	15,626,313	14,947,981
Deferred revenue	2,016,282	2,265,067
Current portion of operating lease liabilities	577,855	599,619
Current portion of other term obligations	-	133,777

Total current liabilities	54,442,431	31,528,266

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,931,788	5,593,649
Deferred revenue, net of current portion	398,409	363,560
Deferred tax liabilities, net	-	1,868,562

Total liabilities	60,772,628	39,354,037

Commitments and contingencies (Note 19)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 9,050,262 and 8,386,146 shares
issued and outstanding, respectively	8,876	83,861
Additional paid-in capital	100,504,741	95,279,114
Accumulated other comprehensive loss	(104,615)	(242,594)
Accumulated deficit	(59,857,279)	(70,180,963)

Total stockholders’ equity	40,551,723	24,939,418

Total liabilities and stockholders’ equity	$101,324,351	$64,293,455

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2020	2019

REVENUES	$180,343,015	$101,720,247
COST OF REVENUES (including amortization and depreciation of
$541,842 and $922,455, respectively)	159,887,807	84,342,282

GROSS PROFIT	20,455,208	17,377,965

OPERATING EXPENSES
Sales and marketing	1,871,146	1,659,875
General and administrative expenses (including share-based
compensation of $810,281 and $717,987, respectively)	14,270,342	13,844,689
Depreciation and amortization	1,091,463	988,146

Total operating expenses	17,232,951	16,492,710

INCOME FROM OPERATIONS	3,222,257	885,255

OTHER (EXPENSE) INCOME
Interest income	3,944	5,355
Interest expense	(302,924)	(310,582)
Other income	456	38,877

Total other expense	(298,524)	(266,350)

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	2,923,733	618,905
INCOME TAX (BENEFIT) PROVISION	(7,399,951)	392,650

NET INCOME	$10,323,684	$226,255

BASIC EARNINGS PER SHARE	$1.22	$0.03

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,460,558	8,397,454

DILUTED EARNINGS PER SHARE	$1.20	$0.03

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,603,170	8,401,029

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	YEARS ENDED
	DECEMBER 31,
	2020	2019

NET INCOME	$10,323,684	$226,255

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	137,979	(56,109)

Other comprehensive income (loss)	137,979	(56,109)

COMPREHENSIVE INCOME	$10,461,663	$170,146

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2019	8,411,245	$84,113	$94,926,560	$(186,485)	$(70,407,218)	$24,416,970

Common stock repurchased	(86,373)	$(865)	(364,820)	-	-	(365,685)

Issuance of common stock —
restricted	66,274	663	(663)	-	-	-

Cancellation of common stock —
restricted	(5,000)	(50)	50	-	-	-

Stock compensation expense —
restricted	-	-	381,251	-	-	381,251

Stock compensation expense —
non-qualified stock options	-	-	336,736	-	-	336,736

Foreign currency translation —
(loss)	-	-	-	(56,109)	-	(56,109)

Net ncome	-	-	-		226,255	226,255

Balance, December 31, 2019	8,386,146	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Reverse split adjustment	-	(75,475)	75,475	-	-	-

Issuance of shares for rounding on the reverse split	2,546	2	(2)	-	-	-

Common stock repurchased	(2,416)	(2)	(10,111)	-	-	(10,113)

Issuance of common stock —
options exercises	32,803	33	4,966	-	-	4,999

Issuance of common stock —
restricted	58,123	58	(58)	-	-	-

Issuance of common stock through at-the-market offering
program, net of issuance costs of $333,305	399,313	399	4,345,076	-	-	4,345,475

Stock compensation expense —
restricted	-	-	704,973	-	-	704,973

Stock compensation expense —
non-qualified stock options	-	-	105,308	-	-	105,308

Foreign currency translation —
income	-	-	-	137,979	-	137,979

Net income	-	-	-		10,323,684	10,323,684

Balance, December 31, 2020	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,323,684	$226,255
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax (benefit) expense	(7,465,922)	343,659
Depreciation expense	1,150,530	1,124,110
Provision for doubtful accounts	571	22,037
Amortization of intangibles	482,204	786,491
Amortization of deferred financing costs	1,667	5,000
Share-based compensation expense	810,281	717,987
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(21,027,396)	(7,967,993)
Inventories	(776,883)	(29,868)
Prepaid expenses and other current assets	115,517	(12,576)
Other assets	18,604	62,960
Accounts payable and accrued expenses	23,059,452	10,443,535
Income tax payable	(41,432)	33,346
Deferred revenue and other liabilities	(264,594)	99,899

Net cash provided by operating activities	6,386,283	5,854,842

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(254,448)	(370,322)
Capitalized software development costs	(902,577)	(146,227)

Net cash used in investing activities	(1,157,025)	(516,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,895,676	6,784,934
Repayments of bank line of credit advances	(1,895,676)	(6,784,934)
Principal repayments under lease obligations	(608,004)	(473,278)
Debt issuance costs	-	(5,000)
Common stock repurchased	(10,113)	(365,685)
Issuance of common stock/At-the-market offering, net of issuance costs	4,345,475	-
Proceeds from exercise of stock options	4,999	-

Net cash provided by (used in) financing activities	3,732,357	(843,963)

Net effect of exchange rate on cash and equivalents	155,507	(46,595)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,117,122	4,447,735

CASH AND CASH EQUIVALENTS, beginning of period	6,879,627	2,431,892

CASH AND CASH EQUIVALENTS, end of period	$15,996,749	$6,879,627

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2020	2019

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$308,260	$216,096
Cash paid for income taxes	$65,990	$14,859

NONCASH INVESTING AND FINANCING ACTIVITIES
Insurance policies financed by short term notes payable	$-	$181,923
Cashless exercise of stock options	$25	$-
Leased assets obtained in exchange for new lease liabilities	$943,290	$471,919

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

Common Stock Reverse Split

On October 23, 2020, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of Delaware to effect a one-for-ten reverse stock split of the shares of the Company’s common stock, effective as of 5:00 p.m. Eastern Time on November 6, 2020. The Certificate of Amendment also decreased the number of authorized shares of Common Stock from 110,000,000 to 30,000,000. All share, restricted stock awards (“RSA”) and per share information included in the financial statements has been retroactively adjusted to reflect the stock split.

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

Accounting Standards Update

Recently Adopted Accounting Standards

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. Effective January 1, 2019, the Company adopted ASU 2018-07. The new guidance simplifies the accounting for share-based payments made to nonemployees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company has not historically issued a significant amount of share-based payments to non-employees. There was no material effect on the Company’s consolidated financial statements upon adoption.

In January 2017, ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” was issued. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The ASU also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity should apply this ASU on a prospective basis and for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance prospectively on January 1, 2020. Adoption of this guidance did not have a material impact on its consolidated financial statements.

Accounting Standards under Evaluation

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of this new standard on its consolidated financial statements.

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
■
Inputs other than quoted prices that are observable for the asset or liability
■
Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent seller financed promissory notes presented on the consolidated balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019. See Note 3 for additional information regarding financial liabilities carried at fair value.

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2020 and 2019, the Company had deposits in excess of FDIC limits of approximately $13,197,000 and $3,902,000, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2020 and 2019, the Company had foreign bank deposits in excess of insured limits of approximately $2,045,000 and $748,000 respectively.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2020 and 2019, there were no inventory write-downs.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives based upon the classification of the property and/or equipment or lease period for assets acquired under lease arrangements. The estimated useful lives of the assets are as follows:

Estimated
Useful Life

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2020 and 2019, the Company’s management has not identified any material impairment of its property and equipment.

Leases

The Company has operating and finance leases for corporate offices, data centers, computer hardware and automobiles that are accounted for under ASC 842, Leases (Topic 842). The leases have remaining lease terms ranging from one year to eighteen years.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC 350, Intangibles (Topic 350). Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test, and between annual tests if indicators of potential impairment exist.

The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of December 31st and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test or bypass the qualitative assessment for any reporting period and proceed to performing the first step of the two-step goodwill impairment test.

Goodwill and other indefinite-lived intangible impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques. The quantitative goodwill impairment test utilizes a two-step approach. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

During the years ended December 31, 2020 and 2019, there were no impairment of goodwill and other indefinite-lived intangible assets.

Revenue from Contracts with Customers

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company reports products and services under the categories managed services and carrier services as described below:

Carrier Services. The Company bills for costs incurred to deliver phone, data and satellite and related mobile services for a connected device or end point. These services require us to procure, process and pay communications carrier invoices. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. We are the principal in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans. For arrangements in which we do not have such economic risk we recognize revenues and related costs on a net basis. A significant portion of our overall reported revenue is tied to this service component; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. The Company does not provide these services at risk for commercial customers due to the increased credit risk involved.

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

o
Revenue for fixed price services are generally completed and billed in the same accounting period and we charge a fixed fee for each performance obligation which may be tied to the number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued by the Company, certificate validation services installed in a customer’s environment, accessories sold and billable hours. Revenue from this service requires accounting estimates due to delays between completion of the service and the normal billing cycle.

o
Revenue for fixed price software sold as a term license is recognized ratably over the license term from the date the software is accepted by the customer. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue for fixed price software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. Implementation fees are recognized when the work is completed. Revenue from this service does not require significant accounting estimates.

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

●
Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. We are the principal in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

Judgments and Estimates

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer under a fixed rate or fixed fee arrangement. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. Components of our managed service solution are generally distinct performance obligations that are not interdependent and can be completed within a month. The Company’s products are generally sold with a right of return. Historically the returns have been immaterial and recognized in the period which the products are returned. The Company may provide other event driven credits or disincentives for not meeting performance obligations which are accounted for as variable consideration and recognized in the period which the event occurs.

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

Product Development

Product development expenses include payroll, employee benefits, and other employee related expenses associated with product development. Product development expenses also include third-party development and programming costs, subject matter experts, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Costs related to product development are expensed until the point that technological feasibility is reached. Costs incurred during the implementation of product development and enhancements are capitalized and amortized to cost of revenue over the estimated lives of the solution.

For the years ended December 31, 2020 and 2019, the Company incurred product development costs associated with TM2 platform application of approximately $903,000 and $146,000, respectively, which were capitalized. See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,
	2020	2019

Government (1)	$34,097,906	$12,604,582
Commercial (2)	1,898,924	2,102,581
Gross accounts receivable	35,996,830	14,707,163
Less: allowances for doubtful
accounts (3)	114,169	126,235

Accounts receivable, net	$35,882,661	$14,580,928

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

(3) During the years ended December 31, 2020 and 2019, the Company recorded provisions for bad debt expense related to commercial customers totaling approximately $1,000, and $22,000, respectively. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

Customers representing ten percent or more of consolidated accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables

National Aeronautics and Space Administration	--	21%
U.S. Census Bureau	70%	18%

Customers representing ten percent or more of consolidated revenues are set forth in the table below for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Revenues	Revenues

U.S. Immigration and Customs Enforcement	--	14%
U.S. Customs Border Patrol	--	12%
U.S. Census Bureau	50%	10%

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

	DECEMBER 31,
	2020	2019

Government	$13,664,406	$13,712,913
Commercial	184,320	264,045

Unbilled accounts receivable	$13,848,726	$13,976,958

Significant Concentrations

Customers representing ten percent or more of consolidated unbilled accounts receivable are set forth in the table below as of the periods presented:

	DECEMBER 31,
	2020	2019
	As a % of	As a % of
Customer Name	Receivables	Receivables

U.S. Department of Homeland Security Headquarters	11%	--
U.S. Immigration and Customs Enforcement	20%	24%
U.S. Census Bureau	25%	23%
U.S. Coast Guard	16%	--

6. Other Current Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,
	2020	2019

Inventories	$990,976	$213,713
Prepaid rent, insurance and other assets	772,657	881,134

Total other current assets	$1,763,633	$1,094,847

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:
	DECEMBER 31,
	2020	2019

Computer hardware and software	$2,271,000	$2,041,978
Furniture and fixtures	462,361	399,521
Leasehold improvements	318,449	299,340
Automobiles	31,913	56,800
Gross property and equipment	3,083,723	2,797,639
Less: accumulated depreciation and
amortization	2,510,684	2,116,064

Property and equipment, net	$573,039	$681,575

During the years ended December 31, 2020 and 2019, the Company purchased for cash property and equipment totaling approximately $254,000 and $370,300, respectively.

During the years ended December 31, 2020 and 2019, property and equipment depreciation expense was approximately $402,700 and $555,400, respectively.

During the years ended December 31, 2020 and 2019, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2020 and 2019.

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

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

Operating lease expense	$32,367	$212,221

Finance lease expense:
Amortization of right of use assets	$673,378	$568,688
Interest on finance lease liabilities	293,493	285,978

Total finance lease expense	$966,871	$854,666

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,367	$212,221
Operating cash flows from finance leases	293,493	285,978
Financing cash flows from finance leases	608,004	473,278

Operating lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is included in depreciation and amortization in the consolidated statement of operations.

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2020	2019

Operating lease right of use assets, net	$6,095,376	$5,932,769
Current portion of operating lease liabilities	577,855	599,619
Operating lease liabilities, net of current portion	5,931,788	5,593,649

Weighted average remaining lease term
Operating leases	11.4	11.1
Finance leases	0.3	1.1
Weighted average discount rate
Operating leases	5%	5%
Finance leases	5%	5%

Maturities of lease liabilities as of December 31, 2020, were as follows:

	Operating Leases	Finance Leases
2021	$832,365	$6,215
2022	854,679	-
2023	811,538	-
2024	832,494	-
2025	740,253	-
Thereafter	4,179,979	-
Total undiscounted operating lease payments	8,251,308	6,215
Less: Imputed interest	1,747,828	52
Total operating lease liability	$6,503,480	$6,163

During the year ended December 31, 2020, the Company entered into a lease amendment, effective July 24, 2020, for additional office space and a one year extension of the original lease term. The Company accounted for the lease amendment under the lease modification guidance in ASC 842. As a result, the Company re-measured its lease liability and recognized an additional lease liability and corresponding right-of-use asset of $943,290. The lease liability was discounted using the Company’s incremental borrowing rate of 3.5%.

9. Intangibles Assets

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2020
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,980,000)	$-	8.0
Channel Relationships	2,628,080	(1,168,036)	1,460,044	5.0
Internally Developed Software	1,846,194	(1,280,108)	566,086	3.0
Trade Name and Trademarks	290,472	(129,099)	161,373	5.0

	$6,744,746	$(4,557,243)	$2,187,503

	DECEMBER 31, 2019
				Weighted
				Average
	Gross Carrying	Accumulated	Net Book	Amortization
	Amount	Amortization	Value	Period

Customer Relationships	$1,980,000	$(1,980,000)	$-	8.0
Channel Relationships	2,628,080	(992,830)	1,635,250	5.0
Internally Developed Software	1,623,122	(988,340)	634,782	3.0
Trade Name and Trademarks	290,472	(109,734)	180,738	5.0

	$6,521,674	$(4,070,904)	$2,450,770

Purchased Intangibles

For the years ended December 31, 2020 and 2019, the Company did not recognize any acquisition related intangible assets.

For the years ended December 31, 2020 and 2019, there were no disposals or sales of purchased intangible assets.

Internally Developed

For the year ended December 31, 2020, the Company recorded capitalized software development costs of approximately $903,000 related to costs associated with upgrading the ITMS™ platform, secure identity management technology and network operations center of which $209,400 was transferred from capital work in progress to internally developed software during the year. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the year ended December 31, 2019 the Company recorded capitalized software development costs of approximately $146,000 related to costs associated with our next generation TDI™ application.

The aggregate amortization expense recorded was approximately $471,000 and $786,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, estimated annual amortization for our intangible assets for each of the next five years is approximately:

2021	$524,025
2022	373,043
2023	252,728
2024	194,570
2025	194,570
Thereafter	648,567
Total	$2,187,503

10. Goodwill

There were no changes in goodwill during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, goodwill was not impaired and there were no accumulated impairment losses.

11. Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,
	2020	2019

Carrier service costs	$11,832,170	$12,274,440
Salaries and payroll taxes	2,774,138	1,781,628
Inventory purchases, consultants and other costs	1,004,303	834,131
Severance costs	7,612	7,612
U.S. income tax payable	28,130.00	8,850
Foreign income tax payable	(20,040)	41,320

Total accrued expenses	$15,626,313	$14,947,981

12. Line of Credit

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

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.1 to 1.0 (excluding finance lease liabilities reported under recently adopted lease accounting standards).

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of December 31, 2020, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.
.
Under the current credit facility with Access National Bank the Company was advanced and repaid approximately $1.8 million during the year ended December 31, 2020.

13. Other Obligations

The Company annually finances the cost of its commercial liability insurance premiums for a period of less than 12 months. During the year ended December 31, 2019, the Company financed approximately $181,900.

14. Income Taxes

Income tax provision (benefit) is as follows for the years ended:

	DECEMBER 31,
	2020	2019

Current provision
State	$68,541	$10,000
Foreign	6,577	38,991
Total	75,118	48,991

Deferred provision (benefit)
Federal	(6,651,247)	177,049
State	(823,822)	189,632
Foreign	-	(23,022)
Total	(7,475,069)	343,659

Income tax "(benefit) provision"	$(7,399,951)	$392,650

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	7.0%	1.5%
Non-deductible expenses	-0.8%	16.5%
Change in valuation allowance	-281.2%	-22.1%
Foreign rate differential	-	-1.1%
Return to accrual difference true-ups	-1.4%	32.8%
Other	-1.1%	14.7%
Deferred tax adjustment and true-up	3.4%	-2.8%
Combined effective tax rate	-253.1%	60.5%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$9,711,726	$10,203,094
Alternative minimum tax credit	45,650	45,650
Share-based compensation	627,980	653,679
Intangible amortization	473,882	481,192
Lease liability	1,522,560	1,365,543
Other assets	107,682	175,305

Total deferred tax assets	12,489,480	12,924,463
Less: valuation allowance	(2,152,768)	(10,364,787)
Total deferred tax assets, net	10,336,712	2,559,676

Deferred tax liabilities:
Goodwill amortization	2,786,029	2,532,650
Depreciation	177,170	135,470
Foreign intangible amortization	336,759	447,811
Other liabilities	12,819	12,818
Lease asset	1,417,856	1,299,489

Total deferred tax liabilities	4,730,633	4,428,238

Net deferred tax asset (liability)	$5,606,079	$(1,868,562)

As of December 31, 2020, the Company had approximately $36.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2021 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $36 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2020	2019

Beginning balance	$(10,364,787)	$(10,507,891)
Decreases (increases)	8,212,019	143,104

Ending balance	$(2,152,768)	$(10,364,787)

The Company’s valuation allowance predominantly consisted of domestic net operating loss carryforwards and certain state net operating loss carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of are realizable. It therefore reduced the valuation allowance accordingly. During 2020, the Company released $8.2 million of the deferred tax asset valuation allowance to offset the regular tax expense generated by current earnings. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

 The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2020, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2020 or 2019. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that were issued was converted into common stock and may not be reissued. Accordingly, as of December 31, 2020, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the years ended December 31, 2020 and 2019.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of December 31, 2020, there were 8,876,514 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2020 were 33 and $4,999, respectively. There were no shares of common stock issued as a result of stock option exercises during the year ended December 31, 2019. See Note 16 for additional information regarding stock option plans.

During the year ended December 31, 2020, 95,000 stock options were exercised on a cashless basis for an aggregate issuance of 25,303 shares of the Company’s common stock.

Stock Repurchase Program

The Board of Directors approved a stock repurchase plan on October 7, 2019 to purchase up to $2.5 million of the Company’s common stock. As of December 31, 2020, $2.1 million outstanding that does not have an expiration date.

At The Market Offering Agreement

On August 18, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley FBR”), The Benchmark Company, LLC (“Benchmark”) and Spartan Capital Securities, LLC (“Spartan”, and together with B. Riley FBR and Benchmark, the “Sales Agents”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of the Company’s common stock having an aggregate offering price of up to $24,000,000.

The Sales Agreement will terminate upon the earlier of sale of all of the shares under the Sales Agreement or termination of the Sales Agreement as permitted. During the twelve months ended December 31, 2020, the Company has incurred $333,500 of offering costs.

During the three months ended December 31, 2020, the Company sold 399,313 shares of common stock through the Sales Agents for a total of approximately $4,678,381, resulting in net proceeds to the Company of approximately $4,345,475. The Company sold no shares of common stock through the Sales Agents between August 18, 2020 and September 30, 2020.

Subsequent to December 31, 2020, the Company sold 100,867 shares for gross proceeds of $1.1 million.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. During the years ended December 31, 2020 and 2019, the Company granted 231,873 RSAs and 66,274 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The Company did not grant NQSOs during December 31, 2020. There were 2,500 of non-qualified stock option awards granted to a non-employee as compensation for investor relations services during December 31, 2019.

Restricted Stock Awards

A summary of RSA activity as of December 31, 2020 and 2019, and changes for the years then ended are set forth below:

	2020	2019
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	50,750	30,000
Granted (+)	231,873	66,274
Cancelled (-)	-	5,000
Vested (-)	108,875(1)	40,524
Non-vested awards outstanding, December 31,	173,748	50,750

Weighted-average remaining contractual life (in years)	1.2	8.0

Unamortized RSA compensation expense	$362,426	$90,759

Aggregate intrinsic value of RSAs non-vested, December 31	$1,683,618	$197,925

Aggregate intrinsic value of RSAs vested, December 31	$708,920	$171,867

(1)
During the year ended December 31, 2020, the company is reporting the issuance of RSAs upon vesting instead of at the time of grant. In the prior year, the Company reported RSAs as issued upon grant date. The amount of shares reported as vested upon grant in prior years were 50,750 shares.

Non-Qualified Stock Option Awards

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for December 31, 2019 as set forth below:

	YEAR ENDED DECEMBER 31, 2019
	Non-Qualified Stock Option Awards
	Employees	Directors	Non-Employees	Total

Stock options granted	--	--	2,500	2,500
Expected dividend yield	--	--	0%	0%
Expected volatility	--	--	64.5%	64.5%
Risk-free interest rate	--	--	2.4%	2.4%
Forfeiture rate	--	--	1.2%	1.2%
Expected life	--	--	3 years	3 years

A summary of NQSO activity as of December 31, 2020 and 2019, and changes during the years then ended are set forth below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	84,166	$3.81	206,751	$3.56
Granted (+)	-	-	2,500	$1.51
Cancelled (-)	1,666	$2.60	8,000	$3.36
Vested/Excercised (-)	30,000	$3.68	117,085	$3.35
Non-vested balances, December 31,	52,500	$3.93	84,166	$3.81

	2020		2019
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	350,833	$5.89	401,333	$5.85
Granted (+)	-	-	2,500	$4.10
Cancelled (-)	11,666	$4.47	53,000	$5.48
Expired (-)	49,333	$6.03	-	-
Exercised (-)	102,500	$6.40	-	-
Awards outstanding, December 31,	187,334	$5.66	350,833	$5.89

Awards vested and expected to vest,
December 31,	186,197	$5.67	331,018	$5.89

Awards outstanding and exercisable,
December 31,	134,834	$5.37	266,667	$5.76

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2020 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	1.52	1.52	1.42
Aggregate intrinsic value	$853,420	$847,465	$659,895

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2020				YEAR ENDED DECEMBER 31, 2019
	Shared-Based Compensation Expense				Shared-Based Compensation Expense
	Employees	Directors	Non-Employees	Total	Employees	Directors	Non-Employees	Total

Restricted stock compensation expense	$375,122	$329,851	$-	$704,973	$281,051	$100,200	$-	$381,251
Non-qualified option stock compensation expense	98,789	-	6,519	105,308	326,249	-	10,487	336,736

Total share-based compensation before taxes	$473,911	$329,851	$6,519	$810,281	$607,300	$100,200	$10,487	$717,987

At December 31, 2020, the Company had approximately $439,076 of total unamortized compensation expense that will be recognized over the weighted average period of 1.3 years.

17. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

Basic Earnings Per Share Computation:
Net income	$10,323,684	$226,255
Weighted average number of common shares	8,460,558	8,397,454
Basic Earnings Per Share	$1.22	$0.03

Diluted Earnings Per Share Computation:
Net income	$10,323,684	$226,255

Weighted average number of common shares	8,460,558	8,397,454
Incremental shares from assumed conversions
of dilutive securities	142,612	3,575
Adjusted weighted average number of
common shares	8,603,170	8,401,029

Diluted Earnings Per Share	$1.20	$0.03

18. Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

Balances, January 1	$(242,594)	$(186,485)

Net foreign currency translation gain (loss)	137,979	(56,109)

Balances, December 31	$(104,615)	$(242,594)

19. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

20. Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

Carrier Services	$137,640,021	$68,739,090
Managed Services	42,702,994	32,981,157

	$180,343,015	$101,720,247

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

U.S. Federal Government	$165,799,500	$86,497,328
U.S. State and Local Governments	101,079	479,379
Foreign Governments	127,512	109,948
Commercial Enterprises	14,314,924	14,633,592

	$180,343,015	$101,720,247

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2020	2019

North America	$175,994,756	$97,197,927
Europe	4,348,259	4,522,320

	$180,343,015	$101,720,247