Form 10-Q
period 2021-03-31
WIDEPOINT CORP
filed 2021-05-14
CIK 1034760

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 5, 2021, there were 9,071,352 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
REVENUES	$20,650,843	$39,665,356
COST OF REVENUES (including amortization and depreciation of
$119,083 and $159,618, respectively)	15,934,964	34,700,024

GROSS PROFIT	4,715,879	4,965,332

OPERATING EXPENSES
Sales and marketing	482,299	492,231
General and administrative expenses (including share-based
compensation of $182,842 and $281,441, respectively)	3,307,662	3,470,092
Depreciation and amortization	250,891	263,228

Total operating expenses	4,040,852	4,225,551

INCOME FROM OPERATIONS	675,027	739,781

OTHER (EXPENSE) INCOME
Interest income	2,375	3,093
Interest expense	(71,016)	(82,117)
Other income	2,496	331

Total other expense	(66,145)	(78,693)

INCOME BEFORE INCOME TAX PROVISION	608,882	661,088
INCOME TAX PROVISION	23,458	177,200

NET INCOME	$585,424	$483,888

BASIC EARNINGS PER SHARE	$0.07	$0.06

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,995,103	8,384,008

DILUTED EARNINGS PER SHARE	$0.06	$0.06

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	9,103,160	8,442,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
NET INCOME	$585,424	$483,888

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(54,949)	(37,330)

Other comprehensive income (loss)	(54,949)	(37,330)

COMPREHENSIVE INCOME	$530,475	$446,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,058,363	$15,996,749
Accounts receivable, net of allowance for doubtful accounts
of $111,054 and $114,169 in 2021 and 2020, respectively	19,214,216	35,882,661
Unbilled accounts receivable	10,017,255	13,848,726
Other current assets	1,692,695	1,763,633

Total current assets	47,982,529	67,491,769

NONCURRENT ASSETS
Property and equipment, net	565,535	573,039
Operating lease right of use asset, net	5,917,435	6,095,376
Intangible assets, net	2,134,193	2,187,503
Goodwill	18,555,578	18,555,578
Deferred tax assets, net	5,621,373	5,606,079
Other long-term assets	1,312,402	815,007

Total assets	$82,089,045	$101,324,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,586,553	$36,221,981
Accrued expenses	11,354,080	15,626,313
Deferred revenue	1,875,353	2,016,282
Current portion of operating lease liabilities	582,058	577,855

Total current liabilities	33,398,044	54,442,431

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,784,592	5,931,788
Other liabilities	246,037	-
Deferred revenue, net of current portion	437,578	398,409

Total liabilities	39,866,251	60,772,628

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 9,071,352 and 8,876,515 shares
issued and outstanding, respectively	9,071	8,876
Additional paid-in capital	101,645,142	100,504,741
Accumulated other comprehensive loss	(159,564)	(104,615)
Accumulated deficit	(59,271,855)	(59,857,279)

Total stockholders’ equity	42,222,794	40,551,723

Total liabilities and stockholders’ equity	$82,089,045	$101,324,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$585,424	$483,888
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax (benefit) expense	(20,303)	179,544
Depreciation expense	250,899	297,190
Provision for doubtful accounts	(209)	(2,954)
Amortization of intangibles	119,083	125,656
Amortization of deferred financing costs	-	1,250
Share-based compensation expense	182,842	281,441
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	20,467,818	(4,144,206)
Inventories	332,201	76,130
Prepaid expenses and other current assets	(266,393)	201,026
Other assets	-	17,913
Accounts payable and accrued expenses	(20,897,329)	5,722,287
Income tax payable	30,567	(9,411)
Deferred revenue and other liabilities	(75,693)	(202,821)
Other liabilities	246,037	-

Net cash provided by operating activities	954,944	3,026,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(71,292)	(52,463)
Capitalized hardware and software development costs	(569,947)	(340,576)

Net cash used in investing activities	(641,239)	(393,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	1,796,920
Repayments of bank line of credit advances	-	(1,796,920)
Principal repayments under finance lease obligations	(143,916)	(143,637)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(140,894)	-
Common stock repurchased	-	(10,113)
Issuance of common stock/At-the-market offering, net of issuance costs	1,088,398	-
Proceeds from exercise of stock options	10,250	-

Net cash provided by (used in) financing activities	813,838	(153,750)

Net effect of exchange rate on cash and equivalents	(65,929)	(33,265)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,061,614	2,446,879

CASH AND CASH EQUIVALENTS, beginning of period	15,996,749	6,879,627

CASH AND CASH EQUIVALENTS, end of period	$17,058,363	$9,326,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$70,951	$82,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2020	8,386,145	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(2,416)	(24)	(10,089)	-	-	(10,113)

Stock compensation expense —
restricted	-	-	254,499	-	-	254,499

Stock compensation expense —
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation —
(loss)	-	-	-	(37,330)	-	(37,330)

Net ncome	-	-	-		483,888	483,888

Balance, March 31, 2020	8,383,729	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Issuance of common stock —
options exercises	2,500	2	10,248	-	-	10,250

Issuance of common stock —
restricted	91,650	92	(140,986)	-	-	(140,894)

Issuance of common stock through at-the-market offering
program, net of issuance costs of $45,392	100,687	101	1,088,297	-	-	1,088,398

Stock compensation expense —
restricted	-	-	157,107	-	-	157,107

Stock compensation expense —
non-qualified stock options	-	-	25,735	-	-	25,735

Foreign currency translation —
(loss)	-	-	-	(54,949)	-	(54,949)

Net income	-	-	-		585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2). The Company’s TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™). The Company’s ITMS™ platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security and the U.S. Department of Commerce. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TM2 platform. The Company is one of two U.S. Department of Defense (DoD) designated External Certificate Authorities and offers ECA certificates, including digital certificates for internet of things (IOT) and machine identity, PIV (Personal Identity Verification) and PIV-I (Personal Identity Verification Interoperability) for the Federal Government including all contractors to the Federal Government. The Company’s Identity Management division is FISMA moderate certified and is a Trusted Root Certificate Authority offering certificates that are cross-certified under the Federal Bridge. The Company’s TM2 platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

The Company also provides digital interactive billing and analytics to both communications service providers (CSPs) and enterprises. Our customized solutions give their end customers the ability to view and analyze their bills online via our advanced self-serve user portal 24/7. Our solutions are delivered in a hosted and secure environment and provide our CSPs with full visibility into their revenue model which drives a stronger customer experience and reduces their operating costs and improves profitability.

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

COVID-19

The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 will impact our business is on-going and encompasses all aspects of our business, including how COVID-19 will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the three months ended March 31, 2021, we are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

        Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2.
Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2021 and for each of the three month periods ended March 31, 2021 and 2020, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2021 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

Recently Adopted Accounting Standards

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the standard on January 1, 2021 and it had no material impact on the Company’s condensed consolidated financial statements.

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

3.
Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
Government (1)	$17,748,775	$34,097,906
Commercial (2)	1,576,495	1,898,924
Gross accounts receivable	19,325,270	35,996,830

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

(3) For the three months ended March 31, 2021, the Company did not recognize any material provisions for bad debt, write-offs or recoveries of existing provisions for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Coast Guard	13%	--
National Aeronautics and Space Administration	10%	--
U.S. Census Bureau	44%	70%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	As a % of	As a % of
Customer Name	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	18%	11%
U.S. Department of Homeland Security HQ	14%	--
U.S. Federal Air Marshall Service	10%	--
U.S. Coast Guard	19%	--
U.S. Census Bureau	--	37%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	24%	11%
U.S. Immigration and Customs Enforcement	27%	20%
U.S. Census Bureau	--	25%
U.S. Coast Guard	11%	16%
U.S. Transportation Safety Administration	14%	--

5.
Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
Inventories	$658,560	$990,976
Prepaid rent, insurance and other assets	1,034,135	772,657

Total other current assets	$1,692,695	$1,763,633

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
Carrier service costs	$8,215,400	$11,832,170
Salaries and payroll taxes	2,125,168	2,774,138
Inventory purchases, consultants and other costs	967,360	1,004,303
Severance costs	7,612	7,612
U.S. income tax payable	22,130	28,130
Foreign income tax payable	16,410	(20,040)

Total accrued expenses	$11,354,080	$15,626,313

6.
Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2021	2020
	(Unaudited)
Computer hardware and software	$2,303,895	$2,271,000
Furniture and fixtures	456,312	462,361
Leasehold improvements	306,748	318,449
Automobiles	32,198	31,913
Gross property and equipment	3,099,153	3,083,723
Less: accumulated depreciation and
amortization	2,533,618	2,510,684

Property and equipment, net	$565,535	$573,039

During the three month periods ended March 31, 2021 and 2020, property and equipment depreciation expense was approximately $102,300 and $137,000, respectively.

During the three month period ended March 31, 2021 and 2020, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2021 and 2020.

7.
Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of March 31, 2021. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2021.

Intangible assets consists of the following:

	MARCH 31, 2021
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,211,837)	1,416,243
Internally Developed Software	1,911,086	(1,349,667)	561,419
Trade Name and Trademarks	290,472	(133,941)	156,531

	$6,809,638	$(4,675,445)	$2,134,193

Balance Sheet Check			-

	DECEMBER 31, 2020
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,168,036)	1,460,044
Internally Developed Software	1,846,194	(1,280,108)	566,086
Trade Name and Trademarks	290,472	(129,099)	161,373

	$6,744,746	$(4,557,243)	$2,187,503

For the three month period ended March 31, 2021, the Company capitalized $569,900 of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), secure identity management technology and network operations center of which $38,500 was transferred from capital work in progress to internally developed software during the quarter. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the three month period ended March 31, 2020, the Company capitalized internally developed software costs of approximately $341,000 related to costs associated with upgrading our secure identity management technology and network operations center.

There were no disposals of intangible assets during the three month periods ended March 31, 2021 and 2020.

The aggregate amortization expense recorded for the three month periods ended March 31, 2021 and 2020 were approximately $119,000 and $125,700, respectively.

As of March 31, 2021, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder 2021	$404,925
2022	373,043
2023	248,061
2024	194,570
2025	194,570
Thereafter	719,024
Total	$2,134,193

8. Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit.

Effective, April 30, 2021, the Company entered into a sixth modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement extended the maturity date of the facility from April 30, 2021 through June 15, 2022.

The Loan Agreement requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.1 to 1.0 (excluding finance lease liabilities reported under lease accounting standards).

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of March 31, 2021, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

9.
Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2021, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2021 or December 31, 2020. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2021, the Company had approximately $36.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2021 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $36.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. During 2020, in part because the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred tax assets were realizable. It therefore reduced the valuation allowance accordingly and the Company released $8.2 million of the deferred tax asset valuation allowance during the fourth quarter of 2020 to offset the regular tax expense generated by its earnings in 2020. There were no changes to the valuation allowance as March 31, 2021. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

10.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of March 31, 2021, there were 9,071,352 shares issued and outstanding. During the three month period ended March 31, 2021, there were 104,176 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the three month period ended March 31, 2020, there were 83,331 shares of common stock vested in accordance with the vesting terms of RSAs.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the three month period ended March 31, 2021, were 2,500 and $10,250, respectively. There were no stock option exercises during the three month period ended March 31, 2020.

At The Market Offering Agreement

On August 18, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley FBR”), The Benchmark Company, LLC (“Benchmark”) and Spartan Capital Securities, LLC (“Spartan”, and together with B. Riley FBR and Benchmark, the “Sales Agents”) which establishes an at-the-market equity program pursuant to which the Company may offer and sell shares of common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. The Sales Agreement provides for the sale of shares of the Company’s common stock (“Shares”) having an aggregate offering price of up to $24,000,000.

The Sales Agreement will terminate upon the earlier of sale of all of the Shares under the Sales Agreement or termination of the Sales Agreement as permitted.

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. During the three month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million. During the three month period ended March 31, 2021, the Company incurred $45,400 of offering costs.

11.
Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock options based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
Restricted stock compensation expense	$157,107	$254,499
Non-qualified option stock compensation expense	25,735	26,942

Total share-based compensation before taxes	$182,842	$281,441

The Company’s stock incentive plan is administered by the Compensation Committee and authorizes the grant or award of incentive stock options, nonqualified stock options (NQSO), restricted stock awards (RSA), stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. During the three month periods ended March 31, 2021 and 2020, the Company granted 50,261 RSAs and 89,175 RSAs, respectively.

 Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the three month periods ended March 31, 2021 and 2020.

At March 31, 2021, the Company had approximately $791,265 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.1 year.

12.
Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
Basic Earnings Per Share Computation:
Net income	$585,424	$483,888
Weighted average number of common shares	8,995,103	8,384,008
Basic Earnings Per Share	$0.07	$0.06

Diluted Earnings Per Share Computation:
Net income	$585,424	$483,888

Weighted average number of common shares	8,995,103	8,384,008
Incremental shares from assumed conversions
of dilutive securities	108,057	58,799
Adjusted weighted average number of
common shares	9,103,160	8,442,807

Diluted Earnings Per Share	$0.06	$0.06

13.
Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
Carrier Services	$11,348,872	$28,143,269
Managed Services	9,301,971	11,522,087

	$20,650,843	$39,665,356

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
U.S. Federal Government	$16,931,731	$35,550,474
U.S. State and Local Governments	53,383	25,513
Foreign Governments	26,096	6,169
Commercial Enterprises	3,639,633	4,083,200

	$20,650,843	$39,665,356

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
	(Unaudited)
North America	$19,410,144	$38,542,381
Europe	1,240,699	1,122,975

	$20,650,843	$39,665,356

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $942,400 and $801,960, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.

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
●
Our ability to retain key personnel; and
●
The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

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

For additional information related to our business operations, see the description of our business set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

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

In fiscal 2021, we will continue to focus on the following key goals:

■
selling high margin managed services,
■
growing our sales pipeline by investing in our business development and sales team assets,
■
pursuing additional opportunities with our key systems integrator and strategic partners ,
■
improving our proprietary platform and products, which includes pursuing FedRAMP certification for ITMS™ and maintaining our ATOs with our federal government agencies, as well as upgrading our secure identity management technology,
■
working to successfully deliver and expand the scope of work under the newly awarded DHS CWMS 2.0 IDIQ, and
■
expanding our solution offerings into the commercial space.

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

Results of Operations

Three Months Ended March 31, 2021 as Compared to Three Months Ended March 31, 2020

Revenues. Revenues for the three month period ended March 31, 2021 were approximately $20.6 million, a decrease of approximately $19.0 million (or 48%), as compared to approximately $39.6 million in 2020. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2021	2020	Variance
	(Unaudited)
Carrier Services	$11,348,869	$28,143,270	$(16,794,401)
Managed Services:
Managed Service Fees	8,259,430	7,475,439	783,991
Billable Service Fees	1,021,517	1,304,541	(283,024)
Reselling and Other Services	21,027	2,742,106	(2,721,079)
	9,301,974	11,522,086	(2,220,112)

	$20,650,843	$39,665,356	$(19,014,513)

Our carrier services decreased as compared to last year primarily as a result of the expected winding down of the U.S. Department of Commerce contract supporting the 2020 Census and to a lesser extent as a result of the carrier credits and lower revenue from the U.S. Customs and Border Protection (CBP), partially offset by higher revenue from the U.S. Coast Guard. We continue to expect managed services revenue to be lower in 2021 than 2020 as a result of the winding down of the 2020 Census project.

Our managed service fees increased as compared to last year due to expansion of managed services to existing and new customers and higher accessories sale.

Billable service fee revenue decreased as compared to last year due to winding of professional services supporting the 2020 Census project, partially offset by additional services to U.S. Department of Homeland Security Headquarters and U.S. Coast Guard

Reselling and other services decreased as compared to last year due to timing of large product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue varies significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2021 were approximately $15,9 million (or 77% of revenues), as compared to approximately $34.7 million (or 87% of revenues) in 2020. The decrease was driven by lower carrier services and pass through carrier credit.

Gross Profit. Gross profit for the three month period ended March 31, 2021 was approximately $4.7 million (or 23% of revenues), as compared to approximately $4.9 million (or 13% of revenues) in 2020. The increase in gross profit percentage was driven by the increase in higher margin managed services revenue. Our gross profit percentage varies from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the three month period ended March 31, 2021 was approximately $0.5 million (or 2% of revenues), as compared to approximately $0.5 million (or 1% of revenues) in 2020.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2021 were approximately $3.3 million (or 16% of revenues), as compared to approximately $3.5 million (or 9% of revenues) in 2020. The dollar decrease in general and administrative expense is due to lower payroll costs and stock-based compensation expense, partially offset by increased data center costs.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2021 was approximately $250,900 as compared to approximately $263,200 in 2020.  The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended March 31, 2021 was approximately $66,100 as compared to approximately an expense of $78,700 in 2020.  The decrease in net expense is a result of lower interest expense related to less borrowings on the line of credit and lease liability compared to prior year.

Income Taxes. Income tax expense for the three month period ended March 31, 2021 was approximately $23,500, as compared to $177,200 in 2020.  Income taxes were accrued at an estimated effective tax rate of 27.1% for the three months ended March 31, 2021 compared to 26.8% for the three months ended March 31, 2020. We recognized $170,000 of tax benefit due to permanent tax difference in the period ended March 31, 2021.

Net Income. As a result of the cumulative factors annotated above, net income for the three month period ended March 31, 2021 was approximately $585,400, as compared to net income of approximately $483,888 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million. In addition, we have access to an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At March 31, 2021, our net working capital was approximately $14.5 million as compared to $13.0 million at December 31, 2020. The increase in net working capital was primarily driven by proceeds from issuance of common stock through the ATM sales program, and temporary payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold 100,687 Shares during the three months ended March 31, 2021 for net proceeds of $1.1 million under the ATM program and had remaining capacity of $18.6 million as of March 31, 2021.

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

For the three months ended March 31, 2021, net cash provided by operations was approximately $1.0 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $3.0 million for the three months ended March 31, 2020.

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

For the three months ended March 31, 2021, cash used in investing activities was approximately $641,200 and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center.

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

For the three months ended March 31, 2021, cash provided by financing activities was approximately $813,800 and reflects proceeds from issuance of common stock through ATM sales of $1.1 million, net of issuance costs, proceeds of approximately $10,250 from the exercise of stock options, offset by lease principal repayments of approximately $144,000 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $140,900.

For the three months ended March 31, 2020, cash used in financing activities was approximately $153,800 and  reflects line of credit advances and payments of approximately $1.8 million, and finance lease principal repayments of approximately $143,600.

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2021 and 2020, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $65,900 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “2019 Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 2,416 shares for a total of $10,100 under the stock repurchase plan. This plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic and no shares have been repurchased under the 2019 Repurchase Plan since such suspension.

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Sixth Modification Agreement with Access National Bank. (incorporated by reference from Exhibit 10.1 to Form 8-K filed April 30, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
101.	Interactive Data Files
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

May 14, 2021	By:	/s/ Jin H. Kang
Jin H. Kang
President and Chief Executive Officer

WIDEPOINT CORPORATION

May 14, 2021	By:	/s/ Kellie H. Kim
Kellie H. Kim
Chief Financial Officer