Form 10-Q
period 2021-06-30
WIDEPOINT CORP
filed 2021-08-16
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of August 10, 2021, there were 9,117,059 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
REVENUES	$19,983,420	$54,783,790	$40,634,263	$94,449,146

COST OF REVENUES (including amortization and depreciation of $120,250, $142,150, $239,333, and $301,768, respectively)	15,991,159	49,726,210	31,926,123	84,426,234

GROSS PROFIT	3,992,261	5,057,580	8,708,140	10,022,912

OPERATING EXPENSES
Sales and marketing	533,528	439,684	1,015,827	931,915

General and administrative expenses (including share-based compensation of $243,821, $209,427, $426,663 and $490,868, respectively)	3,267,587	3,733,516	6,575,249	7,203,608
Depreciation and amortization	253,857	266,404	504,748	529,632

Total operating expenses	4,054,972	4,439,604	8,095,824	8,665,155

(LOSS) INCOME FROM OPERATIONS	(62,711)	617,976	612,316	1,357,757

OTHER (EXPENSE) INCOME
Interest income	192	(68)	2,567	3,025
Interest expense	(69,290)	(76,190)	(140,306)	(158,307)
Other income	2	9	2,498	340

Total other expense	(69,096)	(76,249)	(135,241)	(154,942)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(131,807)	541,727	477,075	1,202,815
INCOME TAX PROVISION	72,924	53,100	96,382	230,300

NET (LOSS) INCOME	$(204,731)	$488,627	$380,693	$972,515

BASIC EARNINGS PER SHARE	$(0.02)	$0.06	$0.04	$0.12

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	9,072,281	8,392,031	9,033,905	8,388,020

DILUTED EARNINGS PER SHARE	$(0.02)	$0.06	$0.04	$0.11

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	9,072,281	8,496,426	9,191,532	8,466,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
NET (LOSS) INCOME	$(204,731)	$488,627	$380,693	$972,515

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	19,633	27,599	(35,316)	(9,731)

Other comprehensive income (loss)	19,633	27,599	(35,316)	(9,731)

COMPREHENSIVE (LOSS) INCOME	$(185,098)	$516,226	$345,377	$962,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,947,372	$15,996,749
Accounts receivable, net of allowance for doubtful accounts of $86,854 and $114,169 in 2021 and 2020, respectively	8,753,986	35,882,661
Unbilled accounts receivable	12,429,292	13,848,726
Other current assets	1,893,391	1,763,633

Total current assets	38,024,041	67,491,769

NONCURRENT ASSETS
Property and equipment, net	854,053	573,039
Operating lease right of use asset, net	5,744,148	6,095,376
Intangible assets, net	2,286,665	2,187,503
Goodwill	18,555,578	18,555,578
Deferred tax assets, net	5,622,880	5,606,079
Other long-term assets	1,331,146	815,007

Total assets	$72,418,511	$101,324,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,017,637	$36,221,981
Accrued expenses	12,447,202	15,626,313
Deferred revenue	1,788,379	2,016,282
Current portion of operating lease liabilities	592,639	577,855

Total current liabilities	23,845,857	54,442,431

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,632,233	5,931,788
Other liabilities	246,037	-
Deferred revenue, net of current portion	430,191	398,409

Total liabilities	30,154,318	60,772,628

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,099,560 and 8,876,515 shares issued and outstanding, respectively	9,100	8,876
Additional paid-in capital	101,871,610	100,504,741
Accumulated other comprehensive loss	(139,931)	(104,615)
Accumulated deficit	(59,476,586)	(59,857,279)

Total stockholders’ equity	42,264,193	40,551,723

Total liabilities and stockholders’ equity	$72,418,511	$101,324,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$380,693	$972,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(20,298)	228,185
Depreciation expense	504,798	580,089
(Recovery) provision for doubtful accounts	(24,544)	571
Amortization of intangibles	239,333	251,311
Amortization of deferred financing costs	-	1,667
Share-based compensation expense	426,663	490,868
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	28,567,676	(20,204,950)
Inventories	(110,791)	(295,057)
Prepaid expenses and other current assets	(22,415)	(9,251)
Other assets	27,160	18,334
Accounts payable and accrued expenses	(30,488,525)	19,998,926
Income tax payable	40,017	(16,784)
Deferred revenue and other liabilities	(177,159)	(385,520)
Other liabilities	246,037	-

Net cash (used in) provided by operating activities	(411,355)	1,630,904

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(90,302)	(165,377)
Capitalized hardware and software development costs	(1,159,583)	(519,312)

Net cash used in investing activities	(1,249,885)	(684,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	1,895,659
Repayments of bank line of credit advances	-	(1,895,659)
Principal repayments under finance lease obligations	(285,755)	(291,315)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(140,865)	-
Common stock repurchased	-	(10,113)
Issuance of common stock/At-the-market offering, net of issuance costs	1,071,045	-
Proceeds from exercise of stock options	10,250	-

Net cash provided by (used in) financing activities	654,675	(301,428)

Net effect of exchange rate on cash and equivalents	(42,812)	(3,689)

NET (DECREASE) INCREASE IN CASH	(1,049,377)	641,098

CASH AND CASH EQUIVALENTS, beginning of period	15,996,749	6,879,627

CASH AND CASH EQUIVALENTS, end of period	$14,947,372	$7,520,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2021	2020
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$140,242	$153,609
Cash paid for income taxes	$159,335	$-
NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$76,245	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

	(Unaudited)
Balance, January 1, 2020	8,386,145	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(2,416)	(24)	(10,089)	-	-	(10,113)

Stock compensation expense -
restricted	-	-	254,499	-	-	254,499

Stock compensation expense -
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation -
(loss)	-	-	-	(37,330)	-	(37,330)

Net income	-	-	-		483,888	483,888

Balance, March 31, 2020	8,383,729	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

Issuance of common stock -
restricted	58,123	581	(581)	-	-	-

Stock compensation expense -
restricted	-	-	182,928	-	-	182,928

Stock compensation expense -
non-qualified stock options	-	-	26,499	-	-	26,499

Foreign currency translation -
gain	-	-	-	27,599	-	27,599

Net income	-	-	-		488,627	488,627

Balance, June 30, 2020	8,441,852	$84,418	$95,759,312	$(252,325)	$(69,208,448)	$26,382,957

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)

Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Issuance of common stock -
options exercises	2,500	2	10,248	-	-	10,250

Issuance of common stock -
restricted	91,650	92	(140,986)	-	-	(140,894)

Issuance of common stock through at-the-market offering
program, net of issuance costs of $45,392	100,687	101	1,088,297	-	-	1,088,398

Stock compensation expense -
restricted	-	-	157,107	-	-	157,107

Stock compensation expense -
non-qualified stock options	-	-	25,735	-	-	25,735

Foreign currency translation -
(loss)	-	-	-	(54,949)	-	(54,949)

Net income	-	-	-		585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

Issuance of common stock -
restricted	28,208	29	(29)	-	-	-

Stock compensation expense -
restricted	-	-	214,852	-	-	214,852

Stock compensation expense -
non-qualified stock options	-	-	28,969	-	-	28,969

Offering costs for the issuance of common stock/
At-the-market offering	-	-	(17,324)	-	-	(17,324)

Foreign currency translation -
income	-	-		19,633	-	19,633

Net loss	-	-	-	-	(204,731)	(204,731)

Balance, June 30, 2021	9,099,560	$9,100	$101,871,610	$(139,931)	$(59,476,586)	$42,264,193

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

Nature of Operations

The Company is a leading provider of trusted mobility management (TM2). The Company’s TM2 platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™). The Company’s ITMS™ platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security and the U.S. Department of Commerce. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TM2 platform. The Company is one of two DoD designated External Certificate Authorities and offers ECA certificates, including digital certificates for IOT and machine identity, PIV (Personal Identity Verification) and PIV-I (Personal Identity Verification Interoperability) for the Federal Government including all contractors to the Federal Government. The Company’s Identity Management division is FISMA moderate certified and is a Trusted Root Certificate Authority offering certificates that are cross-certified under the Federal Bridge. The Company’s TM2 platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

COVID-19

The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 will impact our business is on-going and encompasses all aspects of our business, including how COVID-19 will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the six months ended June 30, 2021, we have experienced some supply chain delays, as well as significant reduction in new customer acquisitions due to lack of customer generated requirements. We are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2021 and for each of the three and six month periods ended June 30, 2021 and 2020, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2021 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

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

Accounting Standards under Evaluation

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company continues to evaluate the impact of the pending adoption of this new standard on its consolidated financial statements.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Government (1)	$7,185,598	$34,097,906
Commercial (2)	1,655,242	1,898,924
Gross accounts receivable	8,840,840	35,996,830

Less: allowances for doubtful accounts (3)	86,854	114,169

Accounts receivable, net	$8,753,986	$35,882,661

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

(2) Commercial contracts are generally fixed price arrangements with contract terms ranging from two (2) to three (3) years. Commercial accounts receivables are billed based on the underlying contract terms and conditions which generally have payment terms that range from thirty (30) to ninety (90) days. Commercial receivables are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary.

(3) For the three months ended June 30, 2021, the Company recognized $24,300 of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents customers that represent ten (10) percent or more of consolidated trade accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security HQ	23%	-
U.S. Coast Guard	10%	-
National Aeronautics and Space Administration	11%	-
U.S. Census Bureau	12%	70%

The following table presents customers that represent ten (10) percent or more of consolidated revenues in the current and/or comparative periods:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	As a % of	As a % of	As a % of	As a % of
Customer Name	Revenues	Revenues	Revenues	Revenues
	(Unaudited)
U.S. Immigration and Customs Enforcement	19%	--	19%	10%
U.S. Department of Homeland Security HQ	12%	--	13%	--
U.S. Transportation Safety Administration	10%	--	--	--
U.S. Coast Guard	12%	--	16%	--
U.S. Census Bureau	--	60%	-	51%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Name	Receivables	Receivables
	(Unaudited)
U.S. Department of Homeland Security Headquarters	20%	11%
U.S. Immigration and Customs Enforcement	42%	20%
U.S. Census Bureau	-	25%
U.S. Coast Guard	13%	16%
U.S. Transportation Safety Administration	10%	-

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Inventories	$1,101,596	$990,976
Prepaid rent, insurance and other assets	791,795	772,657

Total other current assets	$1,893,391	$1,763,633

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Carrier service costs	$9,763,550	$11,832,170
Salaries and payroll taxes	1,559,588	2,774,138
Inventory purchases, consultants and other costs	1,068,643	1,004,303
Other	55,422	15,702

	$12,447,203	$15,626,313

During the year ended December 31, 2020, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022 pursuant to the Coronavirus Aid, Relief and Economic Security ("CARES") Act. The Company has included the deferred payment of $246,037 due by December 31, 2022 in other liabilities in the consolidated balance sheet.

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Computer hardware and software	$2,681,802	$2,271,000
Furniture and fixtures	458,057	462,361
Leasehold improvements	310,035	318,449
Automobiles	32,385	31,913
Gross property and equipment	3,482,279	3,083,723
Less: accumulated depreciation and amortization	2,628,226	2,510,684

Property and equipment, net	$854,053	$573,039

During the three and six month periods ended June 30, 2021, property and equipment depreciation expense was approximately $104,140 and $206,500, respectively. During the three and six month periods ended June 30, 2020, property and equipment depreciation expense was approximately $130,000 and $216,200, respectively.

During the six month periods ended June 30, 2021 and 2020, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2021 and 2020.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of June 30, 2021. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2021.

Intangible assets consists of the following:

	JUNE 30, 2021

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Channel Relationships	2,628,080	(1,255,638)	1,372,442
Internally Developed Software	2,183,759	(1,421,226)	762,533
Trade Name and Trademarks	290,472	(138,782)	151,690

	$5,102,311	$(2,815,646)	$2,286,665

	DECEMBER 31, 2020

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,168,036)	1,460,044
Internally Developed Software	1,846,194	(1,280,108)	566,086
Trade Name and Trademarks	290,472	(129,099)	161,373

	$6,744,746	$(4,557,243)	$2,187,503

For the three and six month periods ended June 30, 2021, the Company capitalized $665,900 and $1,235,800, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), next generation TDITM application, secure identity management technology and network operations center of which $208,935 was transferred from capital work in progress to internally developed software during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

For the three and six month periods ended June 30, 2020, the Company capitalized $178,000 and $519,000, respectively, of internally developed software costs, primarily associated with upgrading our secure identity management technology and network operations center.

During the six month period ended June 30, 2021, the Company disposed of fully amortized intangible assets with a historical cost and accumulated amortization of $1,980,000. There were no disposals of intangible assets during the six month periods ended June 30, 2021 and 2020.

The aggregate amortization expense recorded for the three month periods ended June 30, 2021 and 2020 were approximately $120,300 and $125,700, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2021 and 2020 were approximately $239,300 and $251,300, respectively

As of June 30, 2021, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder 2021	$280,887
2022	523,546
2023	424,869
2024	214,226
2025	194,570
Thereafter	648,567
Total	$2,286,665

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of June 30, 2021, the Company was eligible to borrow up to $4.6 million under the borrowing base formula.

9. Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2021, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2021 or December 31, 2020. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2021, the Company had approximately $36.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2021 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $36.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. During 2020, in part because the Company achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it was more likely than not that deferred tax assets were realizable. It therefore reduced the valuation allowance accordingly and the Company released $8.2 million of the deferred tax asset valuation allowance during the fourth quarter of 2020 to offset the regular tax expense generated by its earnings in 2020. There were no changes to the valuation allowance during 2021. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2021, there were 9,099,560 shares issued and outstanding. During the six month period ended June 30, 2021, there were 132,384 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the six month period ended June 30, 2020, there were 58,123 shares of common stock vested in accordance with the vesting terms of RSAs.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the six month period ended June 30, 2021, were 2,500 and $10,250, respectively.

There were no stock option exercises during the six month period ended June 30, 2020.

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

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company did not sell any shares during the three month period ended June 30, 2021. During the six month period ended June 30, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million. During the six month period ended June 30, 2021, the Company has incurred $62,700 of offering costs.

11. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
Restricted stock compensation expense	$214,852	$182,928	$371,959	$437,427
Non-qualified option stock compensation expense	28,969	26,499	54,704	53,441

Total share-based compensation before taxes	$243,821	$209,427	$426,663	$490,868

The Company’s stock incentive plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant or award of incentive stock options, nonqualified stock options (NQSO), restricted stock awards (RSA), stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. During the six month period ended June 30, 2021, the Company granted 83,326 RSAs.

Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the six month periods ended June 30, 2021 and 2020.

At June 30, 2021, the Company had approximately $788,246 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.1 year.

12. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
Basic Earnings Per Share Computation:
Net (loss) income	$(204,731)	$488,627	$380,693	$972,515
Weighted average number of common shares	9,072,281	8,392,031	9,033,905	8,388,020
Basic Earnings Per Share	$(0.02)	$0.06	$0.04	$0.12

Diluted Earnings Per Share Computation:
Net (loss) income	$(204,731)	$488,627	$380,693	$972,515

Weighted average number of common shares	9,072,281	8,392,031	9,033,905	8,388,020
Incremental shares from assumed conversions of dilutive securities	-	104,395	157,627	78,420
Adjusted weighted average number of common shares	9,072,281	8,496,426	9,191,532	8,466,440

Diluted Earnings Per Share	$(0.02)	$0.06	$0.04	$0.11

For the three month period ended June 30, 2021, 152,500 of unexercised stock options and restricted stock awards have been excluded from the computation of loss per share because inclusion of these securities would have been anti-dilutive.

13. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
Carrier Services	$11,898,302	$44,944,155	$23,247,174	$73,087,424
Managed Services	8,085,118	9,839,635	17,387,089	21,361,722

	$19,983,420	$54,783,790	$40,634,263	$94,449,146

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
U.S. Federal Government	$16,649,566	$51,338,765	$33,581,297	$84,874,450
U.S. State and Local Governments	64,705	25,773	118,088	51,286
Foreign Governments	12,993	59,737	39,089	65,906
Commercial Enterprises	3,256,156	3,359,515	6,895,789	9,457,504

	$19,983,420	$54,783,790	$40,634,263	$94,449,146

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
	(Unaudited)
North America	$18,763,660	$53,706,367	$38,173,804	$92,248,748
Europe	1,219,760	1,077,423	2,460,459	2,200,398

	$19,983,420	$54,783,790	$40,634,263	$94,449,146

During the three months ended June 30, 2021 and 2020, the Company recognized approximately $568,000 and $492,600, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.

During the six months ended June 30, 2021 and 2020, the Company recognized approximately $1,510,000 and $1,300,000, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and operations;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

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

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

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

Results of Operations

Three Months Ended June 30, 2021 as Compared to Three Months Ended June 30, 2020

Revenues. Revenues for the three month period ended June 30, 2021 were approximately $20.0 million, a decrease of approximately $34.8 million (or 64%), as compared to approximately $54.8 million in 2020. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2021	2020	Variance
	(Unaudited)
Carrier Services	$11,898,300	$44,944,149	$(33,045,849)
Managed Services:
Managed Service Fees	6,634,033	7,866,533	(1,232,500)
Billable Service Fees	1,017,669	1,704,869	(687,200)
Reselling and Other Services	433,418	268,239	165,179
	8,085,120	9,839,641	(1,754,521)

	$19,983,420	$54,783,790	$(34,800,370)

Our carrier services decreased primarily due to completion of the U.S. Department of Commerce contract supporting the 2020 Census and to a lesser extent; pass through carrier credit and the result of carrier cost optimization that lowered average cost per device with our other federal government customers.

Our managed service fees decreased largely due to the timing of sales of mobile device accessories that have been pushed back to next quarter.

Billable service fee revenue decreased as compared to last year due to completion of the U.S. Department of Commerce project supporting the 2020 Census, partially offset by additional services to U.S. Department of Homeland Security agencies.

Reselling and other services increased as compared to last year due to product resales. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2021 were approximately $15.9 million (or 80% of revenues), as compared to approximately $49.7 million (or 91% of revenues) in 2020. The decrease was driven by lower carrier services.

Gross Profit. Gross profit for the three month period ended June 30, 2021 was approximately $3.9 million (or 20% of revenues), as compared to approximately $5.1 million (or 9% of revenues) in 2020. The increase in gross profit percentage was driven by the increase in higher margin managed services revenue. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2021 was approximately $0.5 million (or 3% of revenues), as compared to approximately $0.4 million (or 1% of revenues) in 2020. We continue to invest in our business development and sales team assets as identified as one of our key goals for 2021."

General and Administrative. General and administrative expenses for the three month period ended June 30, 2021 were approximately $3.3 million (or 16% of revenues), as compared to approximately $3.7 million (or 7% of revenues) in 2020. The decrease in general and administrative expense is due to lower payroll costs, partially offset by increased data center costs.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2021 was approximately $254,900 as compared to approximately $266,400 in 2020. The increase in depreciation and amortization expense reflects the increase in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended June 30, 2021 was approximately $69,100 as compared to approximately an expense of $76,200 in 2020. The decrease in net expense substantially reflects lower interest expense related to less borrowings on the line of credit and lease liability compared to prior year.

Income Taxes. Income tax expense for the three month period ended June 30, 2021 was approximately $72,900, as compared to $53,100 in 2020. Income taxes were accrued at an estimated effective tax rate of 27.3% for the three months ended June 30, 2021 compared to 19.1% for the three months ended June 30, 2020.

Net (loss) Income. As a result of the cumulative factors annotated above, net loss for the three month period ended June 30, 2021 was approximately $(204,700), as compared to net income of approximately $488,600 in the same period last year.

Six Months Ended June 30, 2021 as Compared to Six Months Ended June 30, 2020

Revenues. Revenues for the six month period ended June 30, 2021 were approximately $40.6 million, a decrease of approximately $53.8 million (or 57%), as compared to approximately $94.4 million in 2020. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2021	2020	Variance
	(Unaudited)
Carrier Services	$23,247,169	$73,087,420	$(49,840,251)
Managed Services:
Managed Service Fees	14,893,463	15,341,664	(448,201)
Billable Service Fees	2,039,186	3,009,717	(970,531)
Reselling and Other Services	454,445	3,010,345	(2,555,900)
	17,387,094	21,361,726	(3,974,632)

	$40,634,263	$94,449,146	$(53,814,883)

Our carrier services decreased primarily due to winding down of the U.S. Department of Commerce contract supporting the 2020 Census and to a lesser extent; pass through of carrier credit and the result of carrier cost optimization that lowered average cost per device with our other federal government customers.

Our managed service fees decreased largely due to the timing of accessories sale.

Billable service fee revenue decreased as compared to last year due to completion of the U.S. Department of Commerce project supporting the 2020 Census, partially offset by additional services to U.S. Department of Homeland Security agencies.

Reselling and other services decreased due to timing of large product resales in 2020. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2021 were approximately $31.9 million (or 79% of revenues), as compared to approximately $84.4 million (or 89% of revenues) in 2020. The decrease was driven by lower carrier services related to the U.S. Department of Commerce contract, accessories cost of sale and cost of product resale as compared to last year.

Gross Profit. Gross profit for the six month period ended June 30, 2021 was approximately $8.7 million (or 21% of revenues), as compared to approximately $10.0 million (or 11% of revenues) in 2020. The increase in gross profit percentage was driven by the increase in higher margin managed services revenue. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2021 was approximately $1.0 million (or 2% of revenues), as compared to approximately $0.9 million (or 1% of revenues) in 2020, due to increased business development efforts.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2021 were approximately $6.6 million (or 16% of revenues), as compared to approximately $7.2 million (or 8% of revenues) in 2020. The decrease in general and administrative expense is due to lower payroll costs, partially offset by increased data center costs.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2021 was approximately $504,700 as compared to approximately $529,600 in 2020. The decrease in depreciation and amortization expense reflects a decrease in our depreciable asset base

Other (Expense) Income. Net other expense for the six month period ended June 30, 2021 was approximately $135,200 as compared to approximately $154,900 in 2020. The decrease in net expense substantially reflects lower interest expense related to less borrowings on the line of credit and lease liability compared to prior year.

Income Taxes. Income tax expense for the six month period ended June 30, 2021 was approximately $96,400, as compared to $230,300 in 2020. Income taxes were accrued at an estimated effective tax rate of 27.0% for the six months ended June 30, 2021 compared to 19.1% for the six month period ended June 30, 2020.

Net Income. As a result of the cumulative factors annotated above, net income for the six month period ended June 30, 2021 was approximately $380,700, as compared to net income of approximately $972,500 in the same period last year.

Liquidity and Capital Resources

We have, since inception, financed operations and capital expenditures through our operations, credit facilities and the sale of securities. Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million. During 2020, we established an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At June 30, 2021, our net working capital was approximately $14.2 million as compared to $13.0 million at December 31, 2020. The increase in net working capital was primarily driven by proceeds from issuance of common stock through the ATM sales program, and temporary payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold 100,687 shares during the six months ended June 30, 2021 under the ATM program and had remaining capacity of $18.6 million as of June 30, 2021.

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

For the six months ended June 30, 2021, net cash used in operations was approximately $0.4 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $1.6 million net cash provided for the six months ended June 30, 2020.

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

For the six months ended June 30, 2021, cash used in investing activities was approximately $1.3 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center, and TDI™.

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

For the six months ended June 30, 2021, cash provided by financing activities was approximately $654,700 and reflects proceeds from issuance of common stock through ATM sales of $1.1 million, net of issuance costs, proceeds of approximately $10,250 from the exercise of stock options, offset by lease principal repayments of approximately $285,600 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $140,900.

For the six months ended June 30, 2020, cash used in financing activities was approximately $301,400 and reflects line of credit advances and payments of approximately $1.9 million, common stock repurchases of approximately $10,100 and finance lease principal repayments of approximately $291,300.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2021 and 2020, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $42,800 as compared to last year.

Inflation

In the opinion of management, inflation has not had a material effect on our operations to date. Due to the pandemic, however, there is the possibility that we will face inflationary pressures in certain aspects of our business operations, such as equipment and labor costs, in the future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

WIDEPOINT CORPORATION

Date: August 16, 2021	By:	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 16, 2021		/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer

