Form 10-Q
period 2021-09-30
WIDEPOINT CORP
filed 2021-11-15
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

As of November 10, 2021, there were 9,138,146 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

INDEX

		Page No.
Part I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2021 and 2020 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2021 and 2020 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2021 and 2020 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

Part II.	OTHER INFORMATION	30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Default Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
REVENUES	$22,251,282	$57,506,561	$62,885,545	$151,955,707
COST OF REVENUES (including amortization and depreciation of $133,756, $130,559, $373,089, and $432,327, respectively)	18,588,268	51,888,205	50,514,391	136,314,439

GROSS PROFIT	3,663,014	5,618,356	12,371,154	15,641,268

OPERATING EXPENSES
Sales and marketing	489,721	500,015	1,505,548	1,431,930
General and administrative expenses (including share-based compensation of 235,469, $160,056, $662,132 and $650,924, respectively)	2,101,083	3,684,344	8,676,332	10,887,952
Depreciation and amortization	263,192	285,181	767,940	814,813

Total operating expenses	2,853,996	4,469,540	10,949,820	13,134,695

INCOME FROM OPERATIONS	809,018	1,148,816	1,421,334	2,506,573

OTHER (EXPENSE) INCOME
Interest income	968	94	3,535	3,119
Interest expense	(67,372)	(69,582)	(207,678)	(227,889)
Other income	25,158	118	27,656	458

Total other expense	(41,246)	(69,370)	(176,487)	(224,312)

INCOME BEFORE INCOME TAX PROVISION	767,772	1,079,446	1,244,847	2,282,261
INCOME TAX PROVISION	232,888	12,483	329,270	242,783

NET INCOME	$534,884	$1,066,963	$915,577	$2,039,478

BASIC EARNINGS PER SHARE	$0.06	$0.13	$0.10	$0.24

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	9,129,406	8,450,843	9,066,088	8,409,114

DILUTED EARNINGS PER SHARE	$0.06	$0.13	$0.10	$0.24

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	9,158,396	8,527,309	9,182,190	8,463,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
NET INCOME	$534,884	$1,066,963	$915,577	$2,039,478

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(49,979)	64,890	(85,295)	55,159

Other comprehensive income (loss)	(49,979)	64,890	(85,295)	55,159

COMPREHENSIVE INCOME	$484,905	$1,131,853	$830,282	$2,094,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,102,341	$15,996,749
Accounts receivable, net of allowance for doubtful accounts of $84,971 and $114,169 in 2021 and 2020, respectively	10,148,728	35,882,661
Unbilled accounts receivable	8,789,327	13,848,726
Other current assets	3,721,111	1,763,633

Total current assets	40,761,507	67,491,769

NONCURRENT ASSETS
Property and equipment, net	833,582	573,039
Operating lease right of use asset, net	5,570,297	6,095,376
Intangible assets, net	2,588,095	2,187,503
Goodwill	18,555,578	18,555,578
Deferred tax assets, net	5,619,990	5,606,079
Other long-term assets	1,504,074	815,007

Total assets	$75,433,123	$101,324,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,797,731	$36,221,981
Accrued expenses	11,201,997	15,626,313
Deferred revenue	3,517,392	2,016,282
Current portion of operating lease liabilities	603,344	577,855

Total current liabilities	26,120,464	54,442,431

NONCURRENT LIABILITIES
Operating lease liabilities, net of current portion	5,481,299	5,931,788
Other liabilities	246,037	-
Deferred revenue, net of current portion	431,733	398,409

Total liabilities	32,279,533	60,772,628

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,138,146 and 8,876,515 shares issued and outstanding, respectively	9,138	8,876
Additional paid-in capital	102,276,064	100,504,741
Accumulated other comprehensive loss	(189,910)	(104,615)
Accumulated deficit	(58,941,702)	(59,857,279)

Total stockholders’ equity	43,153,590	40,551,723

Total liabilities and stockholders’ equity	$75,433,123	$101,324,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$915,577	$2,039,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Deferred income tax (benefit) expense	(20,150)	236,115
Depreciation expense	767,856	870,175
(Recovery) provision for doubtful accounts	(24,544)	571
Amortization of intangibles	373,089	376,965
Amortization of deferred financing costs	-	1,667
Share-based compensation expense	662,132	650,924
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	30,807,310	(17,870,622)
Inventories	(207,823)	(2,151)
Prepaid expenses and other current assets	(1,755,636)	131,403
Other assets	27,161	18,334
Accounts payable and accrued expenses	(30,169,455)	19,588,012
Income tax payable	272,523	(40,747)
Deferred revenue and other liabilities	1,566,000	(4,295)
Other liabilities	246,037	-

Net cash provided by operating activities	3,460,077	5,995,829

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(163,031)	(225,883)
Capitalized hardware and software development costs	(1,776,382)	(752,837)

Net cash used in investing activities	(1,939,413)	(978,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	1,895,659
Repayments of bank line of credit advances	-	(1,895,659)
Principal repayments under finance lease obligations	(428,415)	(452,841)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(140,865)	-
Common stock repurchased	-	(10,113)
Issuance of common stock/At-the-market offering, net of issuance costs	1,071,045	(131,436)
Proceeds from exercise of stock options	179,273	-

Net cash provided by (used in) financing activities	681,038	(594,390)

Net effect of exchange rate on cash and equivalents	(96,110)	70,556

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,105,592	4,493,275

CASH AND CASH EQUIVALENTS, beginning of period	15,996,749	6,879,627

CASH AND CASH EQUIVALENTS, end of period	$18,102,341	$11,372,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2021	2020
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$207,613	$229,795
Cash paid for income taxes	$186,063	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$75,558	$-
Cashless exercise of stock options	$-	$169
Leased assets obtained in exchange for new lease liabilities	$-	$943,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Shares	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2020	8,386,145	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Common stock repurchased	(2,416)	(24)	(10,089)	-	-	(10,113)

Stock compensation expense —
restricted	-	-	254,499	-	-	254,499

Stock compensation expense —
non-qualified stock options	-	-	26,942	-	-	26,942

Foreign currency translation —
(loss)	-	-	-	(37,330)	-	(37,330)

Net income	-	-	-		483,888	483,888

Balance, March 31, 2020	8,383,729	$83,837	$95,550,466	$(279,924)	$(69,697,075)	$25,657,304

Issuance of common stock —
restricted	58,123	581	(581)	-	-	-

Stock compensation expense —
restricted	-	-	182,928	-	-	182,928

Stock compensation expense —
non-qualified stock options	-	-	26,499	-	-	26,499

Foreign currency translation —
gain	-	-	-	27,599	-	27,599

Net income	-	-	-	-	488,627	488,627

Balance, June 30, 2020	8,441,852	$84,418	$95,759,312	$(252,325)	$(69,208,448)	$26,382,957

Issuance of common stock —
options exercises	16,882	169	(169)	-	-	-

Stock compensation expense —
restricted	-	-	133,266	-	-	133,266

Stock compensation expense —
non-qualified stock options	-	-	26,790	-	-	26,790

Foreign currency translation —
gain	-	-	-	64,890	-	64,890

Net income	-	-	-	-	1,066,963	1,066,963

Balance, September 30, 2020	8,458,734	$84,587	$95,919,199	$(187,435)	$(68,141,485)	$27,674,866

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Issuance of common stock —
options exercises	2,500	2	10,248	-	-	10,250

Issuance of common stock —
restricted	91,650	92	(140,986)	-	-	(140,894)

Issuance of common stock through at-the-market offering
program, net of issuance costs of $45,392	100,687	101	1,088,297	-	-	1,088,398

Stock compensation expense —
restricted	-	-	157,107	-	-	157,107

Stock compensation expense —
non-qualified stock options	-	-	25,735	-	-	25,735

Foreign currency translation —
(loss)	-	-	-	(54,949)	-	(54,949)

Net income	-	-	-		585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

Issuance of common stock —
restricted	28,208	29	(29)	-	-	-

Stock compensation expense —
restricted	-	-	214,852	-	-	214,852

Stock compensation expense —
non-qualified stock options	-	-	28,969	-	-	28,969

Offering costs for the issuance of common stock/
At-the-market offering	-	-	(17,324)	-	-	(17,324)

Foreign currency translation —
income	-	-	-	19,633	-	19,633

Net loss	-	-	-	-	(204,731)	(204,731)

Balance, June 30, 2021	9,099,560	$9,100	$101,871,610	$(139,931)	$(59,476,586)	$42,264,193

Issuance of common stock —
options exercises	38,586	38	$168,985			169,023

Stock compensation expense —
restricted			210,602			210,602

Stock compensation expense —
non-qualified stock options			24,867			24,867

Foreign currency translation —
(loss)				(49,979)		(49,979)

Net income	-	-	-	-	534,884	534,884

Balance, September 30, 2021	9,138,146	$9,138	$102,276,064	$(189,910)	$(58,941,702)	$43,153,590

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

COVID-19

The coronavirus (“COVID-19”) pandemic has created significant macroeconomic uncertainty, volatility and disruption. The assessment of how COVID-19 or any variant thereof will impact our business is on-going and encompasses all aspects of our business, including how COVID-19 or an variant thereof will impact our customers, employees, subcontractors, business partners and the capital markets. Although the Company did not experience significant disruptions during the nine months ended September 30, 2021, we have experienced significant reduction in new customer acquisitions due to lack of customer demand. We are unable to fully predict the impact the COVID-19 pandemic will have on our future financial position, results of operations, or cash flows.

Additionally, changes in spending policies, budget priorities and funding levels are a key factor influencing the purchasing levels of government customers. With the current COVID-19 pandemic, future budget priorities and funding levels for these customers may be adversely affected.

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2021 and for each of the three and nine month periods ended September 30, 2021 and 2020, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During the three months periods ended September 30, 2021, qualified payroll credits reduced general and administrative expenses by $1.3 million on our condensed consolidated statements of operations.

As of September 30, 2021, deferred payroll tax payments of $246,000 were included in both accrued liabilities and other long-term liabilities, each, on our condensed consolidated balance sheets. As of December 31, 2020, total deferred payroll tax payments of $492,000 were included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2021 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

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

(3) For the nine months ended September 30, 2021, the Company recognized $24,500 of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Government (1)	$9,025,163	$34,097,906
Commercial (2)	1,208,536	1,898,924
Gross accounts receivable	10,233,699	35,996,830

Less: allowances for doubtful accounts (3)	84,971	114,169

Accounts receivable, net	$10,148,728	$35,882,661

Significant Concentrations

The following table presents revenue by customer in the current and/or comparative periods:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Customer Type	2021	2020	2021	2020
	(Unaudited)
U.S. Federal Government (1)	87.1%	94.0%	84.2%	91.4%
U.S. State & Local and Foreign Governments	0.3%	0.1%	0.4%	0.1%
Commercial	12.6%	5.9%	15.4%	8.5%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	99%	99%
Commercial	1%	1%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Inventories	$1,198,546	$990,976
Prepaid rent, insurance and other assets	1,226,169	772,657
Employee retention credit receivable	1,296,396	-

Total other current assets	$3,721,111	$1,763,633

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Carrier service costs	$7,644,300	$11,832,170
Salaries and payroll taxes	1,780,618	2,774,138
Inventory purchases, consultants and other costs	1,490,137	1,004,303
Other	286,942	15,702

	$11,201,997	$15,626,313

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(Unaudited)
Computer hardware and software	$2,671,326	$2,271,000
Furniture and fixtures	454,624	462,361
Leasehold improvements	303,733	318,449
Automobiles	92,108	31,913
Gross property and equipment	3,521,791	3,083,723
Less: accumulated depreciation and amortization	2,688,209	2,510,684

Property and equipment, net	$833,582	$573,039

During the three and nine month periods ended September 30, 2021, property and equipment depreciation expense was approximately $89,200 and $248,900, respectively. During the three and nine month periods ended September 30, 2020, property and equipment depreciation expense was approximately $117,000 and $328,300, respectively.

During the nine month periods ended September 30, 2021 and 2020, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the nine month periods ended September 30, 2021 and 2020.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $18,555,578 as of September 30, 2021. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2021.

Intangible assets consists of the following:

	SEPTEMBER 30, 2021
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Channel Relationships	$2,628,080	$(1,299,440)	$1,328,640
Internally Developed Software	2,616,847	(1,504,241)	1,112,606
Trade Name and Trademarks	290,472	(143,623)	146,849

	$5,535,399	$(2,947,304)	$2,588,095

	DECEMBER 31, 2020

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,168,036)	1,460,044
Internally Developed Software	1,846,194	(1,280,108)	566,086
Trade Name and Trademarks	290,472	(129,099)	161,373

	$6,744,746	$(4,557,243)	$2,187,503

For the three and nine month periods ended September 30, 2021, the Company capitalized $607,900 and $1,851,900, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), next generation TDITM application, secure identity management technology and network operations center of which $531,600 was transferred from capital work in progress to internally developed software during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

For the three and nine month periods ended September 30, 2020, the Company capitalized $234,000 and $753,000, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), secure identity management technology and network operations center.

During the nine month period ended September 30, 2021, the Company disposed of fully amortized intangible assets with a historical cost and accumulated amortization of $1,980,000. There were no disposals of intangible assets during the nine month period ended September 30, 2020.

The aggregate amortization expense recorded for the three month periods ended September 30, 2021 and 2020 were approximately $133,800 and $125,700, respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2021 and 2020 were approximately $373,100 and $377,000, respectively

As of September 30, 2021, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder 2021	$295,515
2022	624,671
2023	491,976
2024	332,799
2025	194,570
Thereafter	648,564
Total	$2,588,095

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of September 30, 2021, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

9. Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of September 30, 2021, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either September 30, 2021 or December 31, 2020. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2021, the Company had approximately $36.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes, net of the potential Section 382 limitations. These federal NOL carry forwards expire between 2021 and 2036. Included in the recorded deferred tax asset, the Company had a benefit of approximately $36.0 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

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

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of September 30, 2021, there were 9,138,146 shares issued and outstanding. During the nine month period ended September 30, 2021, there were 132,384 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the nine month period ended September 30, 2020, there were 58,123 shares of common stock vested in accordance with the vesting terms of RSAs.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the nine month period ended September 30, 2021, were 41,500 and $179,233, respectively. During the nine month period ended September 30, 2020, 75,000 stock options were exercised on a cashless basis for an aggregate issuance of 16,882 shares of the Company’s common stock.

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

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company did not sell any shares during the three month period ended September 30, 2021. During the nine month period ended September 30, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million. During the nine month period ended September 30, 2021, the Company has incurred $62,700of offering costs.

11. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
Restricted stock compensation expense	$210,602	$133,266	$582,561	$570,693
Non-qualified option stock compensation expense	24,867	26,790	79,571	80,231

Total share-based compensation before taxes	$235,469	$160,056	$662,132	$650,924

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

Restricted Stock

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. During the nine month period ended September 30, 2021, the Company granted 83,326 RSAs.

Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the nine month periods ended September 30, 2021 and 2020.

At September 30, 2021, the Company had approximately $564,846 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.1 year.

12. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
Basic Earnings Per Share Computation:
Net income	$534,884	$1,066,963	$915,577	$2,039,478
Weighted average number of common shares	9,129,406	8,450,843	9,066,088	8,409,114
Basic Earnings Per Share	$0.06	$0.13	$0.10	$0.24

Diluted Earnings Per Share Computation:
Net income	$534,884	$1,066,963	$915,577	$2,039,478

Weighted average number of common shares	9,129,406	8,450,843	9,066,088	8,409,114
Incremental shares from assumed conversions of dilutive securities	28,990	76,466	116,102	54,447
Adjusted weighted average number of common shares	9,158,396	8,527,309	9,182,190	8,463,561

Diluted Earnings Per Share	$0.06	$0.13	$0.10	$0.24

13. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
Carrier Services	$13,100,499	$45,029,563	$36,347,673	$118,116,987
Managed Services	9,150,783	12,476,998	26,537,872	33,838,720

	$22,251,282	$57,506,561	$62,885,545	$151,955,707

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
U.S. Federal Government	$19,377,818	$54,067,651	$52,959,115	$138,942,101
U.S. State and Local Governments	50,196	24,969	168,284	76,255
Foreign Governments	14,840	40,906	53,929	106,812
Commercial Enterprises	2,808,428	3,373,035	9,704,217	12,830,539

	$22,251,282	$57,506,561	$62,885,545	$151,955,707

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(Unaudited)
North America	$21,286,194	$56,407,094	$59,459,998	$148,655,842
Europe	965,088	1,099,467	3,425,547	3,299,865

	$22,251,282	$57,506,561	$62,885,545	$151,955,707

During the three months ended September 30, 2021 and 2020, the Company recognized approximately $344,700 and $350,400, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $1.8 million and $1.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.

14. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

15. Subsequent Event

Acquisition

On October 1, 2021, the Company completed the acquisition of specified assets of IT Authorities, Inc. (ITA). The closing purchase price paid by the Company consisted of $4.75 million in cash and 75,000 fully vested warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $5.33 per share (“Warrants”) exercisable for a period of four years. In addition, the Company agreed to pay contingent consideration to the seller as follows: (i) up to an additional $250,000 and 75,000 Warrants exercisable for four years depending on the EBITDA of the business in 2021; (ii) up to an additional $1.0 million and 150,000 Warrants exercisable for three years depending on the EBITDA of the business in 2022; (iii) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the business in 2023; and (iv) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2024. In addition, the Company entered into employment agreements with two of the founders of the seller and in the event of the termination of either employee without cause (or by the employee for good reason), the contingent consideration payable under the purchase agreement will be deemed earned and payable for earn-out periods that have not been completed at the time of termination. The cash portion of the acquisition was funded using cash on hand.

As of the date of filing this quarterly report on Form 10-Q, total consideration transferred and the acquisition-date fair value information is not provided because the preliminary purchase accounting has not yet been finalized due primarily to the timing of information being provided to our valuation specialist and the pending receipt of a preliminary valuation report for certain assets and liabilities, including identified intangible assets. The Company expects to update this information in the fourth quarter.

Supplemental Unaudited Pro Forma Information

The following unaudited pro forma information presents the condensed consolidated results of operations of the Company and ITA for the three and nine month periods ended September 30, 2021 and 2020 as if the acquisition of ITA had been completed on January 1, 2020. These unaudited pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations, such as removal of revenue and expenses that were not part of the asset purchase agreement, and does not reflect the potential amortization for the fair value of acquired intangible assets and fair value adjustment for deferred revenue, adjustments for revenue and contract costs in connection with the adoption of Accounting Standards Codification 606 “Revenue from Contracts with Customers” for the IT Authorities business, and adjustments relating to the tax effect of combining the Company and IT Authorities businesses.

The unaudited pro forma results do not reflect any operating efficiencies or potential cross-selling of product and services which may result from the consolidation of the operations of the Company and ITA. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that actually would have been achieved had the acquisition occurred as of January 1, 2020, nor are they intended to represent or be indicative of future results of operations.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
	(a)	(a)	(a)	(a)
	(Unaudited)
Revenues	$24,740,000	$60,387,000	$70,100,000	$161,897,000
Net income	636,000	1,287,000	1,061,000	2,823,000

(a) To reflect on a pro forma basis unaudited consolidated financial information for the three and nine month periods ended September 30, 2021 and 2020 for the Company. The unaudited financial information presented herein were derived from unaudited historical internally prepared financial statements for ITA and WidePoint’s Form 10-Q quarterly unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and operations;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

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

In fiscal 2021, we will continue to focus on the following key goals:

•	focusing sales on managed services, versus lower margin Carrier Services,
•	growing our sales pipeline by investing in our business development and sales team assets,
•	pursuing additional opportunities with our key systems integrator and strategic partners ,
•

improving our proprietary platform and products, which includes pursuing FedRAMP certification for ITMS™ and maintaining our ATOs with our federal government agencies, as well as upgrading our secure identity management technology,

•	working to successfully deliver and expand the scope of work under the newly awarded DHS CWMS 2.0 IDIQ,
•	expanding our solution offerings into the commercial space, and
•

integrate our newly acquired service offerings from our recent acquisition of the assets of ITA Authorities, Inc. (ITA) into our proposals and to cross-sell to our offering to the existing ITA customer base

On October 1, 2021, we completed the acquisition of ITA. The closing purchase price consisted of $4.75 million in cash and 75,000 warrants to purchase shares of our common stock at an exercise price of $5.33 per share (“Warrants”) exercisable for a period of four years. The acquisition is expected to:

•	Enhance our expertise in delivering ITaaS solutions to existing and prospective customers;
•	Expand our footprint and presence in the bourgeoning commercial enterprise sector, especially with small and mid-sized businesses;
•	Provide meaningful cross-sell opportunities, including layering on WidePoint’s Identity Management solution on top of ITA’s managed cybersecurity offerings; and
•	Offer significant upsell opportunities to sell our Identity Management (IdMaaS) offering to ITA’s customer base

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth. Our strategy for achieving our longer-term goals include:

•	pursuing accretive and strategic acquisitions to expand our solutions and our customer base, such as the ITA acquisition described above,
•	delivering new incremental offerings to add to our existing TM2 offering,
•	developing and testing innovative new offerings that enhance our TM2 offering, and
•	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning of our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

Results of Operations

Three Months Ended September 30, 2021 as Compared to Three Months Ended September 30, 2020

Revenues. Revenues for the three month period ended September 30, 2021 were approximately $22.2 million, a decrease of approximately $35.3 million (or 61%), as compared to approximately $57.5 million in 2020. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2021	2020	Variance
	(Unaudited)
Carrier Services	$13,100,500	$45,029,570	$(31,929,070)
Managed Services:
Managed Service Fees	5,347,641	9,954,284	(4,606,643)
Billable Service Fees	885,114	2,236,590	(1,351,476)
Reselling and Other Services	2,918,027	286,117	2,631,910
	9,150,782	12,476,991	(3,326,209)

	$22,251,282	$57,506,561	$(35,255,279)

Our carrier services decreased primarily due to completion of the U.S. Department of Commerce contract supporting the 2020 Census and to a lesser extent increased usage with our other federal government customers.

Our managed service fees decreased largely due to higher sales of mobile device accessories in the third quarter of 2020 that was caused by the remote work due to COVID-19 pandemic and to a lesser extent lower number of devices managed in 2021.

Billable service fee revenue decreased as compared to last year due to completion of the U.S. Department of Commerce project supporting the 2020 Census.

Reselling and other services increased as compared to last year due to product resales to federal government customers. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three months period ended September 30, 2021 were approximately $18.6 million (or 84% of revenues), as compared to approximately $51.9 million (or 90% of revenues) in 2020. The decrease was driven by lower carrier services, partially offset by higher product resale.

Gross Profit. Gross profit for the three months period ended September 30, 2021 was approximately $3.7 million (or 16% of revenues), as compared to approximately $5.6 million (or 11% of revenues) in 2020. The increase in gross profit percentage was driven by the increase in higher margin managed services revenue, partially offset by lower margin product resale. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the three months period ended September 30, 2021 was approximately $0.5 million (or 2% of revenues), as compared to approximately $0.5 million (or 1% of revenues) in 2020. We continue to invest in our business development and sales team assets as identified as one of our key goals for 2021.

General and Administrative. General and administrative expenses for the three months period ended September 30, 2021 were approximately $2.1 million (or 9% of revenues), as compared to approximately $3.7 million (or 6% of revenues) in 2020. The decrease in general and administrative expense reflects recognition of qualified payroll tax credit of $1.3 million, partially offset by increased data center costs and acquisition related costs.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2021 was approximately $263,200 as compared to approximately $285,100 in 2020. The decrease in depreciation and amortization expense reflects the decrease in our depreciable asset base.

Other (Expense) Income. Net other expense for the three month period ended September 30, 2021 was approximately $(41,250) as compared to approximately an expense of $(69,400) in 2020. The decrease in net expense substantially reflects lower interest expense related to less borrowings on the line of credit and lease liability compared to prior year.

Income Taxes. Income tax expense for the three month period ended September 30, 2021 was approximately $232,900, as compared to $12,500 in 2020. Income taxes were accrued at an estimated effective tax rate of 27.4% for the three months ended September 30, 2021 compared to 19.1% for the three months ended September 30, 2020.

Net Income. As a result of the cumulative factors annotated above, net income for the three month period ended September 30, 2021 was approximately $534,900, as compared to net income of approximately $1.1 million in the same period last year.

Nine Months Ended September 30, 2021 as Compared to Nine Months Ended September 30, 2020

Revenues. Revenues for the nine month period ended September 30, 2021 were approximately $62.9 million, a decrease of approximately $89.1 million (or 59%), as compared to approximately $151.9 million in 2020. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2021	2020	Variance
	(Unaudited)
Carrier Services	$36,347,669	$118,116,989	$(81,769,320)
Managed Services:
Managed Service Fees	20,241,104	25,295,949	(5,054,845)
Billable Service Fees	2,924,300	5,246,307	(2,322,007)
Reselling and Other Services	3,372,472	3,296,462	76,010
	26,537,876	33,838,718	(7,300,842)

	$62,885,545	$151,955,707	$(89,070,162)

Our carrier services decreased primarily due to winding down of the U.S. Department of Commerce contract supporting the 2020 Census and to a lesser extent pass through of carrier credit.

Our managed service fees decreased largely due to higher sales of mobile device accessories in 2020 that was caused by the remote work due to COVID-19 pandemic and to a lesser extent lower number of devices managed in 2021.

Billable service fee revenue decreased as compared to last year due to completion of the U.S. Department of Commerce project supporting the 2020 Census, partially offset by additional services to other federal government customers.

Reselling and other services increased slightly due to timing of higher demand of product resale to federal government customers in 2021. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2021 were approximately $50.5 million (or 80% of revenues), as compared to approximately $136.3 million (or 90% of revenues) in 2020. The decrease was driven by lower carrier services related to the U.S. Department of Commerce contract and lower accessories cost of sale as compared to last year.

Gross Profit. Gross profit for the nine month period ended September 30, 2021 was approximately $12.4 million (or 20% of revenues), as compared to approximately $15.6 million (or 10% of revenues) in 2020. The increase in gross profit percentage was driven by the increase in higher margin managed services revenue. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2021 was approximately $1.5 million (or 2% of revenues), as compared to approximately $1.4 million (or 1% of revenues) in 2020, due to increased business development efforts.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2021 were approximately $8.7 million (or 14% of revenues), as compared to approximately $10.9 million (or 7% of revenues) in 2020. The decrease in general and administrative expense reflects recognition of qualified payroll tax credit of $1.3 million and to a lesser extent lower payroll costs, partially offset by increased data center costs and acquisition related costs.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2021 was approximately $768,000 as compared to approximately $814,800 in 2020. The decrease in depreciation and amortization expense reflects a decrease in our depreciable asset base

Other (Expense) Income. Net other expense for the nine month period ended September 30, 2021 was approximately $(176,500) as compared to approximately $(224,300) in 2020. The decrease in net expense reflects lower interest expense related to lease liability compared to prior year and a gain recognized on a sale of asset in 2021.

Income Taxes. Income tax expense for the nine month period ended September 30, 2021 was approximately $329,300, as compared to $242,800 in 2020. Income taxes were accrued at an estimated effective tax rate of 26.5% for the nine months ended September 30, 2021 compared to 10.6% for the nine month period ended September 30, 2020.

Net Income. As a result of the cumulative factors annotated above, net income for the nine month period ended September 30, 2021 was approximately $916,000, as compared to net income of approximately $2.0 million in the same period last year.

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

At September 30, 2021, our net working capital was approximately $14.6 million as compared to $13.0 million at December 31, 2020. The increase in net working capital was primarily driven by proceeds from issuance of common stock through the ATM sales program, and temporary payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold 100,687 shares during the nine months ended September 30, 2021 under the ATM program and had remaining capacity of $18.6 million as of September 30, 2021. No shares were sold during the three months ended September 30, 2021.

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

For the nine months ended September 30, 2021, net cash used in operations was approximately $3.5 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $6.0 million net cash provided for the nine months ended September 30, 2020.

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

For the nine months ended September 30, 2021, cash used in investing activities was approximately $1.9 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center, and TDI™.

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

For the nine months ended September 30, 2021, cash provided by financing activities was approximately $681,000 and reflects proceeds from issuance of common stock through ATM sales of $1.1 million, net of issuance costs, proceeds of approximately $179,300 from the exercise of stock options, offset by lease principal repayments of approximately $428,400 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $140,900.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2021 and 2020, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $96,100 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 2,416 shares for a total of $10,100 under the Repurchase Plan. This Repurchase Plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic, which suspension was removed on September 27, 2021. No shares were repurchased during the three months ended September 20, 2021. As of September 30, 3021, $2.1 million remained available for future purchases under the Repurchase Plan. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million.

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated October 1, 2021 (incorporated by reference from Form 8-K filed on October 4, 2021).

4.1	Form of Warrant (incorporated by reference from Form 8-K filed on October 4, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: November 15, 2021	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 15, 2021	/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer

