Form 10-K
period 2021-12-31
WIDEPOINT CORP
filed 2022-03-28
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66.0 million.

As of March 10, 2022, there were 8,679,394 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following risk factor summary:

•	Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

•	We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

•	Inflationary pressures on costs, such as costs for devices, labor and distribution costs may impact our financial condition or results of operations.

•	Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

•	We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

•	We may be unable to sustain profitability.

•	The loss of significant customer contracts could also have an adverse impact on our financial results.

•	Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty.

•	The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

•	We may be unable to successfully acquire complementary businesses, services or technologies to support our growth strategy.

•	Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

•	Federal government budget process has been held up negotiations and the lack of an approved federal government budget will have a negative impact on our ability to grow within the Federal government sector.

•	Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

•	The COVID-19 pandemic or another pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients.

•	The negative impact of any catastrophic events, including acts of terrorism, civil unrest, outbreak of war or hostilities, such as the current conflict between Russia and Ukraine, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Technology Management as a Service (TMaaS) that consists of federally certified communications management, identity management, interactive bill presentment and analytics, and Information Technology as a Service solutions. We help our clients achieve their organizational missions for mobility management, information technology management, and cybersecurity objectives in this challenging and complex business environment.

We offer our TMaaS solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TMaaS solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development.  The flexibility of our TMaaS solutions enables our customers to be able to quickly expand or contract their mobility management requirements.  Our TMaaS solutions are hosted and accessible on-demand through both a secure federal government certified proprietary portal and/or through a secure enterprise portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy identity management solutions that provide secured virtual and physical access to restricted environments.

Our Solutions

Our TMaaS framework combines the strengths of our core capabilities into a single secure comprehensive enterprise-wide solution set that offers our customer’s the ability to securely enable and manage their mobile IT and telecommunication assets as described below:

Telecom Lifecycle Management

We offer comprehensive telecom lifecycle management solutions to enterprises both in the public and the private sectors.  Our solutions are delivered in a hosted and secure multi-modal delivery environment.  Our solutions provide full visibility of telecom assets for our clients thereby enabling our clients to securely and efficiently manage all aspects of telecom assets, while reducing the overall cost of ownership. We offer state-of-the-art call centers that are available 24/7 to help our customers stay productive.

Mobile and Identity Management

As one of two DoD designated External Certificate Authorities, we offer several different federally certified digital certificates and credentials that enable our customers to provide the strong multifactor authentication (MFA) solution to conduct business through secure portals owned and managed by the U.S. federal government, access government facilities and secure mobile devices that are used to access corporation networks, databases and other IT assets.  We also offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.  We also offer the same MFA solution to enterprise in the private sectors with the same level of cybersecurity assurance.

Digital Billing and Analytics Solutions

We offer innovative and interactive billing communications and analytics solutions to large communications service providers (CSPs).  Our customized solutions give their end customers the ability to view and analyze their bills online via our advanced self-serve user portal 24/7.Our solutions are delivered in a hosted and secure environment and provide our CSPs with full visibility into their revenue model which drives a stronger customer experience and reduces their operating costs and improves profitability.

IT as a Service

We provide comprehensive information technology (IT) as a service offerings (ITaaS), including cybersecurity, cloud services, network operations, and professional services.  We provide a complete outsourcing solution that includes hardware, software, network and associated management for our clients’ IT needs.  Additionally, we provide development operations support, artificial intelligence implementation, and the Microsoft stack of technologies to help our customers to be productive, agile, and efficient in a secure environment.   provide the above solutions from the cloud that ensures scalability, resiliency, and security. We also provide “migration to the cloud” services that enables our customers to take advantage of cost savings through economies of scale and elimination of redundancy as well as taking advantage of built in scalability and resiliency of the cloud.

Sales Cycle

We sell service solutions to government and business enterprises. Our ability to successfully sell our services depends upon the relationships we build and maintain relationships with key decisions makers at existing customers and prospective customer organizations.  Our sales cycle is long and is often affected by many factors outside of our control including but not limited to customer specific proposal and acquisition processes, unique customer service requirements, the customer’s timetable and urgency, changes in key leadership and/or personnel that slows down the proposal or project, an evaluation by different functional groups within the prospective customers organization before a purchase decision is made by the organization, budgetary funding delays, intermittent U.S. federal government shutdowns, competitive bidding processes and other policy constraints, as well as additional factors that may lengthen the sales cycle.  Many of these variables are outside our control and we attempt to manage the financial impact on us by building a large pipeline with opportunities that have overlapping sales cycles.

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

Sales Approaches

We approach selling our services under either a direct sales model under which we control the contract and key relationships or we partner with a large systems integrator and other strategic partners to provide our TMaaS solution as part of their overall total solution offering to the end customer.  We have historically grown our business under the direct sales model; however, more recently we have closed a significant portion of our new sales through our partnerships with large systems integrators.  While we believe we can continue to be successful growing our sales through both models, larger scale opportunities tend to require partnerships with large entrenched systems integrators and other strategic partners.

Our sales approaches are summarized below:

Systems Integrators. We partner with large systems integrators to collectively pursue large market opportunities that include our some or all of our TMaaS solution within the scope of the solicitations.  In these types of arrangements, we generally operate as a subcontractor and manage the customer relationship closely with the prime contractor.  We do not utilize any channel partners or third-party firms in this sales approach.

Strategic Partnerships.  We partner with vendors who are leaders in their industries such as Healthcare, Telecommunication, Transportation, etc. to leverage their channels or reseller networks to sell our TMaaS solution. This approach allows us to sell into markets that would be otherwise be costly and difficult to reach.  By leveraging these partners’ existing customer relationships, we can shorten the sale cycle and have a higher success rate

Internal Sales Force.  We have a team of sales professionals account managers and project managers that are responsible for identifying and pursuing commercial and government opportunities for our TMaaS offerings.  We take a team approach for engaging with a potential customer. Our sales  teams consists of sales lead, account managers, solution experts and other subject matter experts to assist with execution of product demonstrations, proposal creation and submission, contract negotiation, relationship management, sales closing and final transition of closed deals to the operations team.  Sales commissions are calculated and paid based on net collected gross managed service revenues times a fixed commission rate that declines over the base term of the contract.  There are no commissions paid after the base term expires. We plan to add resources for this effort to help manage our system integrator and strategic partnership efforts as well as increasing the number of qualified leads in our sales pipeline to further spur growth.

Upselling and Cross Selling. After a customer is on boarded, we focus on delivering our service promise and then upsell and cross sell our TMaaS solution offerings.  We may enter into preferred supplier network programs agreements with our customers and offer our TMaaS solutions on similar terms and conditions to their suppliers and customer which in turn could increase our potential sales opportunities.  We also directly ask our customers for referrals into their professional network, customer and supplier groups to drive additional sales opportunities.

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

We expect all of our customers to be motivated to meet their organizational needs for mobile management, IT management, and security objectives in this challenging environment.  As a result of delivering our TMaaS service solution we can often save our customers a significant portion of their total spend on mobility and security management which translates into real cash savings.  While most of our customers use their savings to purchase and upgrade their managed services, our customers could potentially negatively impact our billable revenue base and result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services.  We believe we have an attractive set of solutions and we also believe that government spending for mobility management and for cybersecurity services and solutions will increase for the foreseeable future.

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

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

•	Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 Indefinite Delivery/Indefinite Quantity Contract (DHS CWMS 2.0 IDIQ).

•	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

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

We funded and expensed strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements during the year. For the years ended December 31, 2021 and 2020, we incurred product development costs associated with our next generation TMaaS platform application and data center of approximately $2.6 million and $903,000, respectively, which were capitalized.  In 2022, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with customer integrations.

Security Certification and Accreditation

Our TMaaS solution framework has received multiple security certifications and accreditations from the federal government.  As a result we have multiple authorizations to operate (ATOs) from the Department of Homeland Security, the General Services Administration, the Department of Defense, and the Department of Commerce.  The ATOs attest to the fact that we meet all of the cybersecurity requirements for processing sensitive data as ascribed by the Federal Information Management Act at the Moderate and High levels.  These ATOs are difficult, time consuming, and costly to attain. Our security certification and accreditation represents a significant reduction of security risk for our customers both in public and private sectors.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks multiple data centers located in North America and Europe, , which we may consolidate in the future. We also host our proprietary solutions in the cloud and have plans to migrate more customers to the cloud in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards.  We utilize monitoring technology software tools that continuously checks our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents  may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

Market Competition

Our TMaaS market is centered on mobile management, identity management, ITaaS and digital billing and analytics.

Target Markets. Our target market is highly fragmented and we compete with small and large companies that offer different components of TMaaS.  We believe that we are presently the only provider of all four of these critical services offerings.  We believe that our TMaaS solution offering gives us a strong competitive advantage over our competitors due to our distinctive technical competencies, long-standing client relationships, successful past contract performance with large commercial and government organizations, governmental certifications and authorizations to operate (ATOs) within this space, price and value of services delivered, reputation for quality, and key management personnel with subject matter expertise.

Market Pricing.  Pricing for services in our market lacks transparency due to the way in which our competitors price their services.  Our competitors take advantage of this lack of pricing transparency and prospective customer’s lack of understanding and awareness of market pricing for services.  Our competitors often take advantage of a prospective customer and will often heavily discount their prices to unprofitable levels thereby creating a commodity pricing environment that affects the value of the solution perceived by prospective customers, severely limits profitability for other service providers that provide better solutions, discourages further innovation and harms the customer in the end.  The costs to switch solutions can be high for a prospective customer even if they know their current solution is not working.

Our prices for services are transparent and we attempt to match our customers need with the right level of services for a single inclusive fee whenever practical.  We practice transparent pricing strategies that allow our customers to purchase our entire full-service solution or select only the services they require to meet their needs.  We do not use introductory teaser rates to attract new customers or conduct bait and switch pricing tactics with our customers as is often practiced by our competitors.  Pricing for our TMaaS offering will vary depending on our prospective customer’s technology infrastructure, scale of their operations, workflow requirements and many other factors that can affect pricing.

We do not view our services as a commodity, and comparability of our TMaaS offering against other competitors’ service offerings is not practical due to differences in pricing models described above and overall capabilities among competitors.  As a result of this pricing differences between us and our competitors it can be difficult to compare to pricing models in our market.

All prospective customers tend to initially have price sensitivity and that often changes after we are able to demonstrate that our solutions are superior and will save them time and money.  We believe our TMaaS solution pricing is competitive and reflects the value of the solutions provided to our customers.  Our goal is providing the best solution for our customers that meets their needs.

Competition.  Our TMaaS solution crosses into several different market segments and as a result we do not have competitors that compete in all of the market segments in which we conduct business. Some of our principal competitors include: MDSL/Calero Sortware LLC, Tangoe, Inc., Brightfin, DMI, A&T Systems, and Turning Point Global Services, LLC; Identity Management – Entrust Corp., IdenTrust and XTec Inc.; Digital Billing & Analytics – Amdocs Britebill and Globys Inc.; ITaaS  - BMC Software, HPE, StratCore; Next Level Technologies, as many others.

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

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter to quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the carrier services revenues and other direct costs, the commencement and completion of contracts during any particular quarter; as well as the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Additionally, because we derive a large percentage of our revenue from the U.S. Federal Government, their budgeting process also affects the purchasing patterns of our the agency customers that will significantly impact the quarter to quarter financial performance

Regulation

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

•	the Procurement Integrity Act;
•	the Cost Accounting Standards, which impose cost accounting requirements that govern our right to reimbursement under some cost-based government contracts; and
•

laws, regulations, and executive orders restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified solutions, technologies and technical data, and (iii) the use and dissemination of sensitive but unclassified data;

•

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

Human Capital

As of December 31, 2021, WidePoint employed 253 full time professional staff members (223 in United States and 30 in Europe), 8 consultants, 7 part-time staff, and 9 subcontractors.

We consider our human capital to be one of the most important strategic assets or our company.  As such, we seek to foster and maintain a safe, professional, and harassment free work environment.  Each employee is required to conduct himself or herself as required by WidePoint’s business code of conduct and ethics policy contained in the WidePoint Employee Handbook.  Our core values are:

People.  Attract, develop, and retain the best and the brightest talent for our business and strongly encourage intellectual curiosity to learn new ways to efficiently and effectively deliver our services. Value diversity of our people, foster an open and inclusive environment and treat each person in a manner that reflects our values.

Service.  Deliver long-term customer satisfaction in all our TMaaS service offerings in a manner that enables WidePoint to meet or exceed established financial targets that will ultimately deliver greater shareholder value.

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

We recognize the benefits of building a corporate culture that promotes diversity, equity and inclusion ("DEI") and build teams that focus on:

•	cultivating an environment that encourages collaboration, flexibility and fairness to enable all employees to contribute to their full potential;
•	promoting diversity in our talent management and succession planning processes and employee development programs; and
•	ensuring leadership commitment in facilitating the Company's DEI efforts

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. As of December 31, 2021, the average tenure of our employees was approximately seven (7) years and more than one fourth of our employees have been employed by us for more than ten (10) years.

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

RISKS RELATED TO OUR BUSINESS

Risks to the Company from the ITA acquisition include integration challenges, a failure to achieve objectives, and the assumption of liabilities.

Acquisitions often present significant challenges and risks relating to the integration of ITA business into the Company, and there can be no assurances that the Company will manage this acquisition successfully. The risks from an acquisition include the Company failing to achieve strategic objectives and anticipated revenue and profit improvements, as well as failing to retain the key personnel of the acquired business. Additionally, failure to meet financial objectives of an acquisition could lead to impairment charges of intangible assets and goodwill in future periods. Finally, the assumption of liabilities related to litigation or other legal proceedings involving the acquired business may present a significant risk.

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

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leave their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract with annual managed service revenues of more than $1 million, without any offsetting aggregate contract wins, could have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate additional cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss. Approximately 79% of our overall revenue and 43% of our managed service revenue in 2021 was generated under our DHS contracts.  If for some reason our new DHS CWMS 2.0 IDIQ were terminated, it would have a material adverse impact on our future revenue, profitability and cash flows.

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

Inflationary pressures on costs, such as inputs for devices, labor and distribution costs may impact our financial condition or results of operations.

As a provider of TMaaS services, we sell equipment manufactured by various suppliers and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment and other connected devices. In 2021 and the early part of 2022, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services have rapidly increased. In addition, many of these inputs are subject to price fluctuations and supply issues from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, war (including the conflict between Ukraine and Russia), import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply pressures to continue into 2022. We also expect the pressures of input cost inflation to continue into 2022.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

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

A high percentage of our operating expenses, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations. Other factors that may negatively affect our earnings from quarter to quarter include changes in:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;
•	acceptance of our products to commercial or government customers;
•	budgets for government customers;
•	the implementation of new projects;
•	the adequacy of provisions for losses and bad debts;
•	the accuracy of our estimates of resources required to complete ongoing projects;
•	personnel, including the loss of key highly skilled personnel necessary to complete projects;
•	labor shortages;
•	supply chain issues;
•	inflationary pressures;
•	natural disasters, cyberattacks, war and/or terrorist attacks;
•	global pandemics, such as the coronavirus (COVID 19); and
•	general economic conditions and international hostilities including war, such as the current conflict between Russia and Ukraine.

These factors could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results.

We currently have access to a credit facility agreement, which requires us to maintain financial covenants and failure to maintain such covenants could limit our access to debt capital and simultaneously require immediate repayment of borrowings by our lender.

We have access to a credit facility, which consists of a variable line of credit primarily to meet short-term working capital requirements and to partially fund acquisition growth. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. If we are unable to meet future covenants, our lender could take adverse actions that might include raising our variable interest rate, accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. Similarly, our credit facility expires in June 2022 and if we are unable to renew the credit facility with our current lender or any other lender in the future, our business and operating results will suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

We may be unable to sustain profitability.

Although we achieved profitability since 2019, we have a long history of losses prior thereto. A significant contributing factor driving such prior net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to sustain our recent improvements in financial performance and meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results, that may lead to an impairment or goodwill.

Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty.

All of our government contracts, including but not limited to the DHS IDIQ, contain a standard clause which allows the government to cancel our contract for convenience without penalty. In addition, our contracts with the federal government permit the governmental agency to modify, curtail or terminate the contract at any time for the convenience of the government.

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

Most of our contracts with customers have terms of three (3) to five (5) years, with optional additional renewal periods. Our government contracts generally consist of a base period award with 4 option periods depending on the needs of the agency issuing the contract award. Our commercial contracts have contractual terms of 3 or more years with automatic annual renewals in most cases. Most of our contracts are offered at firm fixed price per performance obligation such as price per unit managed. Due to the long-term nature of our firm fixed price contracts, any failure on our part to accurately define the scope of work and properly manage scope creep, properly price our products to match the customer’s operating environment to properly factor in inflation and labor costs, or to effectively manage our costs to deliver against these performance obligations could have an adverse negative impact to our financial position and results of operations over a number of years. Additionally, our failure to complete our contractual performance obligations in a manner consistent with the contract could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to effectively manage and develop our strategic relationships with key systems integrators, or if those third parties choose not to market and sell our TMaaS offering, our operating results would suffer.

The successful implementation of our strategic goals is dependent in part on strategic relationships with key systems integrators and other strategic partners. While our relationships with key systems integrators and other strategic partners is relatively a new strategy, we believe that our business relationship is strong and continuing to grow and we believe that our key systems integrators and other strategic partners will continue to support the inclusion of our TMaaS offering as part of their overall technology solution offering.

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

We are currently seeking to expand the international sales and operations of our portfolio of solutions. This international expansion will subject us to new risks that we have not faced in the United States. These risks include:

•	geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;
•	challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;
•	challenges in providing procurement, help desk and fulfillment capabilities for our international customers;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws and legal standards;
•	increased financial accounting and reporting burdens and complexities;
•	potentially slower adoption rates of communications management solutions services internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

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

We have in the past and may in the future acquire or invest in complementary and supplementary businesses, services or technologies, such as our acquisition in October 2021 of substantially all of the assets of IT Authorities, Inc. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to acquire strategic assets. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and   require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities; or
•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

If any of these risks materializes, our business and operating results would be harmed.

The emergence of one or more widely used, standardized communications devices or billing or operational support systems could limit the value and operability of our TMaaS solution and our ability to compete with the manufacturers of such devices or the competitors using such systems in providing similar services.

Our TMaaS solution derives its value in significant part from our communications management software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces  for  the  interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing  system  or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential market if such manufacturer or carrier, or its authorized licensees, were to develop one or more communications management solutions competitive with our solution.

A continued proliferation and diversification of communications technologies or devices could increase the costs of providing our software products or limit our ability to provide our TMaaS offering to potential customers.

Our ability to provide our TMaaS offering is dependent on the technological compatibility of our products with the communications infrastructures and devices of our customers and their communications service providers. The development and introduction of new communications technologies and devices requires us to expend significant personnel and financial resources to develop and maintain interoperability of our software products with these technologies and devices. Continued proliferation of communications products and services could significantly increase our research and development costs and increase the lag time between the initial release of new technologies and products and our ability to provide support for them in our software products, which would limit the potential market of customers that we have the ability to serve and the financial feasibility of our TMaaS offering.

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

As of December 31, 2021, we had aggregate federal net operating loss carry-forwards of approximately $34.4 million and state net operating loss carry- forwards of approximately $38.4 million. Our ability to utilize our net operating loss carry-forwards and related deferred tax assets is based upon our ability to generate future taxable income. Our ability to generate future taxable income can be impacted by many circumstances. If we fail to generate taxable income our existing net operating loss carry-forwards and related deferred tax assets may expire unused. In addition, net operating loss carry-forwards may become subject to an annual limitation if there is a cumulative change in the ownership interest of significant stockholders (or certain stockholder groups) over a three-year period in excess of 50%, in accordance with rules established under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state rules (we refer to each as an ownership change). Such an ownership change could limit the amount of historic net operating loss carry-forwards that can be utilized annually to offset future taxable income.

RISKS RELATED TO BUSINESS WITH GOVERNMENT AGENCIES

Changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We currently derive a majority of our annual revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will continue to be a significant source of our revenues for the foreseeable future. Accordingly, changes in federal government fiscal or spending policies or the U.S. federal budget could directly affect our financial performance. Among the factors that could harm our business are:

•	curtailment of the federal government’s use of technology services firms;
•	a significant decline in spending by the federal government, in general, or by specific agencies such as the Department of Homeland Security;
•	reductions in federal government programs or requirements, including government agency shutdowns and/or reductions in connection with sequestration;
•	any failure to raise the debt ceiling;
•	government inability to approve a budget and operate under a “Continuing Resolution”;
•	a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts;
•	delays in the payment of our invoices by government payment offices;
•	federal governmental shutdowns, and other potential delays in the government appropriations process;
•	redirection of federal government funds to address priorities or unforeseen emergent events such as a pandemics, wars, etc., and
•	general economic and political conditions, including any event, such as the coronavirus, that results in a change in spending priorities of the federal government.

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

Most if not all federal, state and local governments, as well as commercial contracts are awarded through a competitive procurement process that could be a year or more from the initial solicitation to final contract award. We expect that much of the business we seek in the foreseeable future will be awarded through competitive procedures and similar lengthy sales cycle. Competitive procurements impose substantial upfront costs and present a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;
•	requirements to register to conduct business in another state or country could increase our compliance costs;
•	requirements to post a bid guarantee or similar performance guarantee as part of a bid submission; and
•	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract.

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

•	upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents, and the granting of certain special discounts to certain customers;
•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
•	claim rights in solutions, systems, and technology produced by us;
•	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;
•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and
•	suspend or debar us from doing business with the federal government.

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

Defects or errors in our TMaaS platform and/or processes could harm our reputation, impair our ability to sell our products and result in significant costs to us.

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

Although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future. There is frequent litigation in the communications and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may increase. These claims, whether or not successful, could:

•	divert management’s attention;
•	result in costly and time-consuming litigation;
•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
•	require us to redesign our software products to avoid infringement.

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

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

•	public announcements concerning us, our competitors or our industry;
•	externally published articles and analyses about us by retail investors and non-analysts;
•	changes in analysts’ earnings estimates;
•	information in third party chat rooms, third party publications and social media outlets;
•	the failure to meet the expectations of analysts;
•	fluctuations in operating results;
•	additional financings or capital raises;
•	introductions of new products or services by us or our competitors;
•	announcements of technological innovations;
•	additional sales of our common stock or other securities;
•	trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time;
•	our inability to gain market acceptance of our products and services;
•	general economic conditions and events, including adverse changes in the financial markets, terrorist attacks, health pandemics such as COVID-19, government shutdowns, war, adverse weather events and other disasters.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so.  The following table presents our property locations at December 31, 2021 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost	Description of use

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$32	$375,000	Headquarters, Sales, Operations
8351 N High Street, Suite 200	Columbus, OH 43235	September 2038	18,833	$10	$183,000	Sales and Operations
2101 Executive Drive, Suite 400	Hampton, VA 23669	December 2024	6,440	$16	$105,000	Customer Support
1801 N. Himes Ave	Tampa, FL 33607	December 2026	4,410	$41	$180,000	Operations (1)

(1)  The Company entered into a lease for its Tampa office with a related party. Subsequent to December 31, 2021, the Company entered into a lease amendment to terminate the lease on June 30, 2022. The Company intends to satisfy its office space requirements in Tampa with shorter term flexible office space solutions.

The following table presents our property locations at December 31, 2021 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost	Description of use

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$31	$185,000	Europe office

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

Holders

As of the close of business on March 10, 2022, there were 90 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 1, 2021, we purchased substantially all of the assets of IT Authority, Inc.’s managed information technology service provider business (the “ITA”). The closing purchase price paid by us consisted of $4.75 million in cash and 75,000 warrants to purchase an equal number of shares of the Company’s common stock for an exercise price of $5.33 per share (“Warrants”) for a period of four years. In addition, we agreed to pay contingent consideration as follows: (i) up to an additional $250,000 and 75,000 Warrants exercisable for four years depending on the EBITDA of the Business in 2021; (ii) up to an additional $1.0 million and 150,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2022; (iii) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2023; and (iv) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2024. WidePoint uses adjusted EBITDA as supplemental non-GAAP measure of performance. WidePoint defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes and (iii) depreciation and amortization. Adjusted EBITDA excludes certain amounts included in EBITDA. The offer and sale of the warrants made in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof.

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

Subject to the terms and conditions set forth in the Sales Agreement, the Sales Agents will use commercially reasonable efforts consistent with normal trading and sales practices to sell shares from time to time, based upon our instructions. We have provided the Sales Agents with customary indemnification rights, and the Sales Agents will be entitled to a commission at a rate up to four percent (4.0%) of the gross proceeds per share sold. The Sales Agreement will terminate upon the earlier of sale of all of the shares under the Sales Agreement or termination of the Sales Agreement as permitted. During the year ended December 31, 2021, the Company sold 100,687   shares for gross proceeds of $1.1 million and has incurred $62,700 of offering costs. During the quarter ended December 31, 2021, the Company sold no shares under the at-the-market equity program. As of December 31, 2021, the Company had $18.2 million of remaining capacity under the at-the-market equity program.

Sales of the shares, if any, under the Sales Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, at market prices or as otherwise agreed with the Sales Agents. During the year ended December 31, 2020, we sold 399,313 shares of our common stock through the Sales Agents for a total of approximately $4,678,381, resulting in net proceeds to us of approximately $4,345,475.

Repurchases of Equity Securities

On October 7, 2019, the Company announced that its of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of our common stock. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open- market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the three months ended March 31, 2020, we repurchased 24,174 shares of our common stock for a total of approximately $10,100. This plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic, which suspension was removed on September 27, 2021. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million at the time. During the quarter ended December 31, 2021, we repurchased 299,494 of our common stock for a total of approximately $1.2 million and had approximately $3.4 million remaining under the Repurchase Plan.

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	that May Yet Be Purchased Under
	Purchased	Per Share	Announced Plans or Programs	the Plan or Programs
	-	$-	-	$4,600,000

November	21,201	$4.49	21,201	$4,504,808

December	278,293	$4.11	278,293	$3,361,023

Total	299,494	$4.14	299,494

ITEM 6. [RESERVED]

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

Organizational Overview

We were incorporated on May 30, 1997 under the laws of the state of Delaware.  We are a leading provider of Trusted Mobility Management (TMaaS) that consists of federally certified communications management, identity management, and interactive bill presentment and analytics solutions. We help our clients achieve their organizational missions for mobility management and security objectives in this challenging and complex business environment.

We offer our TMaaS solutions through a flexible managed services model which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TMaaS solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development.  The flexibility of our TMaaS solutions enables our customers to be able to quickly expand or contract their mobility management requirements.  Our TMaaS solutions are hosted and accessible on-demand through a secure federal government certified proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy identity management solutions that provide secured virtual and physical access to restricted environments.

We executed on our key initiative for 2021 by obtaining FedRAMP Ready status for ITMS™ and completing an acquisition of substantially all of the assets of IT Authorities, Inc. (ITA), a Provider of Comprehensive IT as a Service (ITaaS). In addition, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. In fiscal 2022, we will continue to focus on the following key goals:

•	selling high margin managed services,
•	integration of ITA business into the Company,
•	executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solutions,
•	growing our sales pipeline by continue to invest in our business development and sales team assets,
•	pursuing additional opportunities with our key systems integrator and strategic partners, and
•	expanding our solution offerings into the commercial space.

Our longer-term strategic goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth. Our next steps towards achieving our longer-term goals include:

•	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
•	delivering new incremental offerings to add to our existing TMaaS offering,
•	developing and testing innovative new offerings that enhance our TMaaS offering, and
•	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We  believe these actions could drive a strategic repositioning our TMaaS offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TMaaS offerings.

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

We operate in one segment based on the consolidated information used by our CODM in evaluating the financial performance of our business and allocation resources. This single segment represents our Company’s business, which is providing managed services for government and commercial clients that include Identity Management (IdM), secure Mobility Managed Services (MMS), Telecom Lifecycle Management, Digital Billing & Analytics and IT as a service (ITaaS).

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

•

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

•

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

•

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

•

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

•

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

•

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

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. As of December 31, 2021, we performed our annual goodwill impairment test with support from an external consultant and estimated the fair value of our single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of our reporting unit. The future cash flows for the reporting unit were projected based upon our estimates of future revenue, operating income and other factors such as working capital and capital expenditures.  As part of our DCF analysis, we projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The carrying value of the reporting unit as of December 31, 2021 was $41.7 million.

Finally, we compared our estimates of fair value to the Company’s December 31, 2021, total public market capitalization, and assessed implied control premiums. Based on the results of this analysis, we concluded that the estimated fair value determined under our approach for the annual goodwill impairment test for our single reporting unit was reasonable.

We had approximately $22.1 million of goodwill as of December 31, 2021. Based on the results of the market and income approach, we have concluded that goodwill is not impaired as of December 31, 2021. However, the Company’s evaluations are based on estimates and judgments based on current available information, any of which could become inaccurate as a result of subsequent events. The Company could be exposed to increased risk of goodwill impairment if future operating results or macroeconomic conditions differ significantly from our current assumptions.

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

Business Combinations

The application of the acquisition method of accounting for business combinations requires the use of significant estimates, assumptions and judgments in the determination of the estimated fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price at the acquisition date. For the ITA acquisition, the Company used valuation methods including the “monte carlo simulation” method to estimate the fair value of the contingent consideration, the “multi-period excess earnings method” to estimate the fair value of customer relationships and the “relief from royalty” method to estimate the fair value of the acquired tradename. Although we believe the estimates, assumptions and judgments we have made are reasonable, they are based in part on historical experience, industry data, information obtained from the management of the acquired companies and assistance from independent third-party appraisal firms and are inherently uncertain.

Contingent Consideration

To value both the cash and warrant portions of the contingent consideration, we used a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market. Fluctuations in the fair value of contingent obligations are impacted by several unobservable inputs that are estimated by management, including forecasted revenue growth rates, forecasted costs and expenses, volatility, and discount rates. Significant changes in any of those inputs in isolation may result in a significantly higher or lower fair value measurement. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration.

2021 Results of Operations

Year Ended December 31, 2021 Compared to the Year ended December 31, 2020

Revenues

Revenues for the year ended December 31, 2021 were approximately $87.3 million, a decrease of approximately $93.0 million (or 52%), as compared to approximately $180.3 million in 2020.  Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Customer Type	2021	2020	Variance

U.S. Federal Government	$73,130,465	$165,799,500	$(92,669,035)
U.S. State and Local Governments	240,473	101,079	139,394
Foreign Governments	69,718	127,512	(57,794)
Commercial Enterprises	13,897,441	14,314,924	(417,483)

	$87,338,097	$180,343,015	$(93,004,918)

•	Our carrier services revenues declined primarily as a result of the completion of the U.S. Department of Commerce contract supporting the 2020 Census.

•	Our managed service fees declined primarily due to reduced accessory sales to federal government customers and to lesser extent, customer attrition due to contract expiration, partially offset by additional revenue as a result of the ITA acquisition during the fourth quarter of 2021.

•	Billable service fees decreased due to the completion of professional services supporting the 2020 Census project, partially offset by increased onsite support services to other existing and new federal government customers.

•	Reselling and other services increased due to large product resales to existing government customers. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2021	2020	Variance

Carrier Services	$49,730,949	$137,640,019	$(87,909,070)
Managed Services:
Managed Service Fees	27,011,135	32,154,976	(5,143,841)
Billable Service Fees	4,087,929	6,916,092	(2,828,163)
Reselling and Other Services	6,508,084	3,631,928	2,876,156
	37,607,148	42,702,996	(5,095,848)

	$87,338,097	$180,343,015	$(93,004,918)

•	Our sales to federal government customers decreased as a result of the completion of the activities of the U.S. Department of Commerce contract supporting the 2020 Census, partially offset by increased professional onsite support to other federal government customers, as well as product resales to federal government customers.

•	Our sales to state and local government customers increased primarily due to a new managed services provided to the Virginia state agency.

•	Our sales to foreign government customers decreased as compared to last year due to reduction in managed services.

•	Our sales to commercial enterprise customers decreased due to reduction in product resale compared to last year, partially offset by ITaaS provided by ITA.

Cost of Revenues

Cost of revenues for the year ended December 31, 2021 were approximately $70.9 million (or 81% of revenues) as compared to approximately $159.8 million (or 89% of revenues) in 2020.  The dollar decrease was driven by lower carrier services and accessory sales, partially offset by higher cost related to product resales and higher labor costs to support professional services. Our cost of revenues may fluctuate due to our revenue mix.

Gross Profit

Gross profit for the year ended was approximately $16.4 million (or 19% of revenues), as compared to approximately $20.5 million (or 11% of revenues) in 2020.  The dollar decrease in gross profit reflects lower managed services revenue as compared to last year.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2021 was approximately $2.0 million (or 2% of revenues), as compared to approximately $1.9 million (or 1% of revenues) in 2020. The dollar increase reflects investment in business development and sales resources.

General and administrative expenses for the year ended December 31, 2021 were approximately $12.7 million (or 15% of revenues), as compared to approximately $14.3 million (or 8% of revenues) in 2020. The decrease in general and administrative expense is primarily due to recognition of a one-time qualified payroll tax credit of $1.3 million as part of “CARES ACT” and to a lesser extent lower payroll costs, partially offset by increased data center costs and acquisition related costs.

Depreciation and amortization expense for the year ended December 31, 2021 was approximately $1,026,800, as compared to approximately $1,091,000 in 2020.  The decrease in depreciation and amortization expense reflects the decrease in our depreciable asset base.

Other (Expense) Income

Net other income for the year ended December 31, 2021 was approximately $374,000 as compared to net expense of approximately $299,000 in 2020. The income in 2021 i is primarily driven by the fair value adjustments of contingent consideration.

Provision (Benefit) for Income Taxes

Income tax provision (benefit) for the year ended December 31, 2021 was approximately $640,000, as compared to approximately $(7.4) million in 2020.  The current income tax provision included true up of deferred tax assets. Prior year tax benefit included a reversal of valuation allowance of $8.2 million.

Net Income

As a result of the factors above, net income for the year ended December 31, 2021 was approximately $341,100 as compared to a net income of approximately $10.3 million in 2020.

Liquidity and Capital

Net Working Capital

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $5.0 million. In addition, we maintain an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At December 31, 2021, our net working capital was approximately $7.1 million as compared to $13.0 million at December 31, 2020.  The decrease in net working capital was primarily driven by decreases in revenue, cash used in our acquisition of ITA, and temporary receivable/payable timing differences. We did not utilize our credit facility during 2021. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. We sold approximately 100,000 shares during the year ended December 31, 2021 under the ATM program and had remaining capacity of approximately $18.2 million as of December 31, 2021.

We sold 399,000 shares during the fiscal year ended December 30, 2020 under the ATM program and had remaining capacity of $20.0 million as of December 31, 2020.

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

For the year ended December 31, 2021, net cash used by operations was approximately $1.2 million driven by decreased accounts receivable and temporary payable timing differences.

For the year ended December 31, 2020, net cash provided by operations was approximately $6.4 million driven by increased accounts receivable and temporary payable timing differences.

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long-term infrastructure investments. We maintain our own technology infrastructure and may need to make additional purchases of computer hardware, software and other fixed infrastructure assets to ensure our environment is properly maintained and can support our customer obligations.  We typically fund purchases of long-term infrastructure assets with available cash or capital lease financing agreements.

For the year ended December 31, 2021, cash used in investing activities was approximately $7.4 million and consisted of $4.7 million related to acquisition of assets of ITA, and $2.8 million of computer hardware and software purchases and capitalized internally developed software costs of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  and Soft-ex platform, secure identity management technology and network operations center.

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

For the year ended December 31, 2021, cash used in financing activities was approximately $.7 million and consisted of finance lease principal repayments of approximately $572,000, proceeds from issuance of common stock through the ATM sales program of $1.1 million, net of issuance costs, and repurchases of our common stock of $1.2 million. The Company did not use its line of credit during the year.

 For the year ended December 31, 2020, cash used in financing activities was approximately $3.7 million and consisted of finance lease principal repayments of approximately $608,000, proceeds from issuance of common stock through the ATM sales program of $4.3 million, net of issuance costs, and repurchases of our common stock of $10,100. The Company was advanced and repaid approximately $1.9 million in cumulative line of credit advances during the year.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2021, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $145,000 as compared to last year. For the year ended December 31, 2020, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $155,000.

Credit Facilities and Other Commitments

At December 31, 2021, there were no outstanding borrowings against the Company’s $5.0 million working capital credit facility with Atlantic Union Bank. At December 31, 2021, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future The available amount under the working capital credit facility is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of our eligible accounts receivable. The facility is secured by a first lien security interest on all of our personal property, including its accounts receivable, general intangibles, inventory and equipment. The maturity date of the credit facility is June 15, 2022 and the facility has a variable interest rate equal to the Wall Street Journal prime rate plus 0.25%.

The credit facility requires that the Company meet the following financial covenants on a quarterly basis: (i) maintain a minimum adjusted tangible net worth of at least $2.0 million, (ii) maintain minimum consolidated adjusted EBITDA of at least two times interest expense and (iii) maintain a current ratio of 1.1 to 1.0 (excluding finance lease liabilities reported under recently adopted lease accounting standards). We were in compliance with the financial covenants as of December 31, 2021.

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on June 15, 2022, along with cash on hand and proceeds from sales under our ATM sales program, should be sufficient to meet our minimum requirements for our current business operations or potential acquisitions.  We may need to raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements, and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2021. On October 1, 2021, we completed our acquisition of ITA. As the acquisition occurred in the fourth quarter of 2021, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include ITA. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for a period not to exceed one year from the date of the acquisition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s ICOFR during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR, other than changes resulting from the acquisition and integration of ITA.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a))

Equity Compensation Plans:

Approved by security holders	140,000	$3.54	241,273

Not approved by security holders	-	$0.00	-

Total	140,000	$3.54	241,273

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2022 Annual Meeting of Stockholders.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

•	Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flow for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

•	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

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

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 29, 2020.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 23, 2021).

4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021.).

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.2	Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2017).

10.2.1

First Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2018).

10.2.2	Second Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018).

10.2.3	Fourth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2019).

10.2.4	Fifth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020)

10.2.5	Sixth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021)

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)

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

10.7	Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020)

10.8	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.9	Employment Agreement, between WidePoint Corporation and Robert J. George * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 14, 2022.)

10.10	Asset Purchase Agreement (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021.)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WidePoint Corporation

Date: March 28, 2022	/s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: March 28, 2022	/s/ KELLIE H. KIM
Kellie H. Kim
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 28, 2022	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 28, 2022	/s/ PHILIP GARFINKLE
Philip Garfinkle
Chairman of the Board

Dated: March 28, 2022	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated: March 28, 2022	/s/ JOHN J. FITZGERALD
John J. Fitzgerald
Director

Dated: March 28, 2022	/s/ J. BERNARD RICE
J. Bernard Rice
Director

47

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets and Contingent Consideration in Business Combination

As discussed in Note 3 to the consolidated financial statements on October 1, 2021, the Company acquired IT Authorities, Inc. for a total purchase price of $7.2 million, which included contingent consideration with an estimated fair value of $2.3 million. The transaction was accounted for as a business combination. The fair value of the acquired intangible assets was $3.4 million, which consisted of $2.4 million of acquired customer relationships and $1.0 million of an acquired tradename. The Company used valuation methods including the “monte carlo simulation” method to estimate the fair value of the contingent consideration, the “multi-period excess earnings method” to estimate the fair value of customer relationships, and the “relief from royalty” method to estimate the fair value of the acquired tradename. The fair values of the contingent consideration, acquired customer relationships, and tradename include estimation uncertainty due to the judgment and sensitivity in determining the underlying key assumptions.

We identified the fair value of the contingent consideration and acquired customer relationships and tradename intangible assets as a critical audit matter. Auditing the Company’s determination of fair value of the contingent consideration and the acquired customer relationships and tradename intangible assets was complex due to the significant estimation uncertainty, primarily due to the judgment required by management in determining the fair values, as well as the sensitivity of management’s estimates to underlying key assumptions about the future performance of the acquired business. The valuation methods used by management required the use of certain key assumptions, including forecasted results (e.g., projected revenues, costs and expenses, customer attrition rates, and discount rates). These key assumptions, taken together, have a significant effect on the estimated fair value of the contingent consideration and the acquired customer relationship and tradename intangible assets, and could be impacted by future economic and market conditions.

The primary procedures we performed to address this critical audit matter included:

•	Gaining an understanding of the transaction, including the business purpose and terms, by obtaining and reading the related agreements and through discussions with management.

•

Testing management’s process for determining the fair value estimates of the contingent consideration and acquired customer relationship and tradename intangible assets by performing the following procedures:

o	Assessing the valuation and analysis for clerical accuracy and testing the completeness, accuracy, and reliability of data used.

o	Assessing the Company’s valuation specialist’s knowledge, skill, and ability as well as the specialist’s relationship to the Company.

o

Evaluating the reasonableness of certain unobservable inputs underlying the forecasted results, including revenue growth rates, customer attrition rates, costs and expenses, and discount rates, and performed arithmetic analysis to replicate management’s model.

o	Evaluating the valuation methodologies used by management.

o	Involving our valuation professionals with specialized skills and knowledge to assist with our evaluation of the methods used and key assumptions included in the fair value estimates.

Valuation of Goodwill

As described in Note 2 to the consolidated financial statements, the Company’s consolidated goodwill balance was $22 million as of December 31, 2021. The Company tests goodwill for impairment annually as of December 31 or between annual tests if events occur or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using valuation techniques, such as the market approach (earnings multiples or transaction multiples for the industry in which the reporting unit operates) or the income approach (discounted cash flow method). The estimated fair value of the reporting unit was determined using a combination of valuation techniques consistent with the market approach and the income approach.

The principal consideration for our determination that the goodwill impairment test is a critical audit matter is that our evaluation of management’s valuation methods and assumptions utilized in estimating the fair value of the reporting unit involved especially challenging and subjective auditor judgment, and included the need for specialized skill. The key assumptions used in the income approach included projected revenue growth rates, operating margins, terminal value, and discount rate. The key assumptions used in the market approach included identifying suitable guideline public companies and weighting the value indicated by identified market multiples. The determination of the estimated fair value of the reporting unit is impacted by the relative weight that management assigns to the valuations indicated by the income and market approaches.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of management’s process for testing goodwill for impairment and estimating the fair value of the Company’s reporting unit.

•	Testing management’s process for determining the fair value estimate of the reporting unit by performing the following procedures:

o	Assessing the valuation and analysis for clerical accuracy and testing the completeness, accuracy, and reliability of data used.

o	Assessing the Company’s valuation specialist’s knowledge, skill, and ability as well as the specialist’s relationship to the Company.

o

Evaluating the reasonableness of significant assumptions used by management, including revenue growth rates and costs and expenses, discount rate, performing arithmetic analysis to replicate management’s model, and sensitivity analysis.

o	Evaluating the methodologies used by management.

o	Evaluating the reasonableness of the guidelines companies and market multiples used by management.

o	Involving our valuation professionals with specialized skills and knowledge to assist with our evaluation of the methods used and key assumptions included in the fair value estimates.

/s/ Moss Adams LLP

San Diego, California

March 28, 2022

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,479,980	$15,996,749
Accounts receivable, net of allowance for doubtful accounts of $62,988 and $114,169 in 2021 and 2020, respectively	12,536,584	35,882,661
Unbilled accounts receivable	10,937,415	13,848,726
Other current assets	3,194,009	1,763,633

Total current assets	33,147,988	67,491,769

NONCURRENT ASSETS
Property and equipment, net	841,133	573,039
Lease right of use asset, net	6,273,211	6,095,376
Intangible assets, net	6,228,886	2,187,503
Goodwill	22,088,578	18,555,578
Deferred tax assets, net	5,127,482	5,606,079
Other long-term assets	1,782,060	815,007

Total assets	$75,489,338	$101,324,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,263,015	$36,221,981
Accrued expenses	12,344,426	15,626,313
Deferred revenue	2,280,894	2,016,282
Current portion of lease liabilities	794,175	577,855
Current portion of contingent consideration	358,000	-

Total current liabilities	26,040,510	54,442,431

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	6,025,691	5,931,788
Contingent consideration, net of current portion	1,347,000	-
Deferred revenue, net of current portion	400,142	398,409

Total liabilities	33,813,343	60,772,628

Commitments and contingencies (Note 19)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,842,026 and 8,876,515 shares issued and outstanding, respectively	8,842	8,876
Additional paid-in capital	101,424,922	100,504,741
Accumulated other comprehensive loss	(241,586)	(104,615)
Accumulated deficit	(59,516,183)	(59,857,279)

Total stockholders’ equity	41,675,995	40,551,723

Total liabilities and stockholders’ equity	$75,489,338	$101,324,351

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2021	2020

REVENUES	$87,338,097	$180,343,015
COST OF REVENUES (including amortization and depreciation of $632,399 and $541,842, respectively)	70,970,391	159,887,807

GROSS PROFIT	16,367,706	20,455,208

OPERATING EXPENSES
Sales and marketing	2,008,733	1,871,146
General and administrative expenses (including share-based compensation of $883,763 and $810,281, respectively)	12,724,522	14,270,342
Depreciation and amortization	1,026,838	1,091,463

Total operating expenses	15,760,093	17,232,951

INCOME FROM OPERATIONS	607,613	3,222,257

OTHER INCOME (EXPENSE)
Interest income	4,158	3,944
Interest expense	(273,228)	(302,924)
Other income	643,000	456

Total other income (expense)	373,930	(298,524)

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	981,543	2,923,733
INCOME TAX PROVISION (BENEFIT)	640,447	(7,399,951)

NET INCOME	$341,096	$10,323,684

BASIC EARNINGS PER SHARE	$0.04	$1.22

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	9,069,903	8,460,558

DILUTED EARNINGS PER SHARE	$0.04	$1.20

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	9,160,195	8,603,170

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	YEARS ENDED
	DECEMBER 31,
	2021	2020

NET INCOME	$341,096	$10,323,684

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(136,971)	137,979

Other comprehensive (loss) income	(136,971)	137,979

COMPREHENSIVE INCOME	$204,125	$10,461,663

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Shares	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2020	8,386,146	$83,861	$95,279,114	$(242,594)	$(70,180,963)	$24,939,418

Reverse split adjustment	-	(75,475)	75,475	-	-	-

Issuance of shares for rounding on the reverse split	2,546	2	(2)	-	-	-

Common stock repurchased	(2,416)	(2)	(10,111)	-	-	(10,113)

Issuance of common stock options exercises	32,803	33	4,966	-	-	4,999

Issuance of common stock restricted	58,123	58	(58)	-	-	-

Issuance of common stock through at-the-market offering program, net of issuance costs of $333,305	399,313	399	4,345,076	-	-	4,345,475.00

Stock compensation expense restricted	-	-	704,973	-	-	704,973

Stock compensation expense non-qualified stock options	-	-	105,308	-	-	105,308

Foreign currency translation (loss)	-	-	-	137,979	-	137,979

Net income	-	-	-	-	10,323,684	10,323,684

Balance, December 31, 2020	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Common stock repurchased	(299,494)	(299)	(1,242,770)	-	-	(1,243,069)

Issuance of common stock option exercises	41,086	40	179,233	-	-	179,273

Issuance of common stock restricted	123,232	124	(141,018)	-	-	(140,894)

Issuance of common stock through at-the-market offering program, net of issuance costs of $62,716	100,687	101	1,070,973	-	-	1,071,074

Issuance of warrants in acquisition of IT Authorities, Inc.	-	-	170,000	-	-	170,000

Stock compensation expense restricted	-	-	804,192	-	-	804,192

Stock compensation expense non-qualified stock options	-	-	79,571	-	-	79,571

Foreign currency translation (loss)	-	-	-	(136,971)	-	(136,971)

Net income	-	-	-	-	341,096	341,096

Balance, December 31, 2021	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341,096	$10,323,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	470,355	(7,465,922)
Depreciation expense	1,026,080	1,150,530
(Recovery) provision for doubtful accounts	(24,445)	571
Amortization of intangibles	632,399	482,204
Amortization of deferred financing costs	-	1,667
Share-based compensation expense	883,763	810,281
Change in fair value of contingent consideration	(590,000)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	27,283,860	(21,027,396)
Inventories	400,565	(776,883)
Prepaid expenses and other current assets	(1,774,725)	115,517
Other assets	27,159	18,604
Accounts payable and accrued expenses	(30,187,502)	23,059,452
Income tax payable	(1,631)	(41,432)
Deferred revenue and other liabilities	290,463	(264,594)

Net cash (used in) provided by operating activities	(1,222,563)	6,386,283

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IT Authorities, net of cash acquired	(4,688,829)	-
Purchases of property and equipment	(258,176)	(254,448)
Capitalized hardware and software development costs	(2,496,520)	(902,577)

Net cash used in investing activities	(7,443,525)	(1,157,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	1,895,676
Repayments of bank line of credit advances	-	(1,895,676)
Principal repayments under finance lease obligations	(572,083)	(608,004)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(140,894)	-
Common stock repurchased	(1,243,069)	(10,113)
Issuance of common stock/At-the-market offering, net of issuance costs	1,071,074	4,345,475
Proceeds from exercise of stock options	179,273	4,999

Net cash (used in) provided by financing activities	(705,699)	3,732,357

Net effect of exchange rate on cash and equivalents	(144,982)	155,507

NET (DECREASE) INCREASE IN CASH	(9,516,769)	9,117,122

CASH AND CASH EQUIVALENTS, beginning of period	15,996,749	6,879,627

CASH AND CASH EQUIVALENTS, end of period	$6,479,980	$15,996,749

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2021	2020

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$254,926	$308,260
Cash paid for income taxes	$214,736	$65,990

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$110,209	$-
Contingent consideration	$2,295,000	$-
Warrants issued in connection with ITA acquisition	$170,000	$-
Cashless exercise of stock options	$-	$25
Leased assets obtained in exchange for new lease liabilities	$876,281	$943,290

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

Nature of Operations

The Company is a leading provider of Technology Management as a Service (TMaaS). The Company’s TMaaS platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Telecommunications Management System (ITMS™).  The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security.  Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TMaaS platform. The Company’s TMaaS platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer.  The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

Common Stock Reverse Split

On October 23, 2020, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation with the Secretary of Delaware to effect a one-for-ten reverse stock split of the shares of the Company’s common stock, effective as of 5:00 p.m. Eastern Time on November 6, 2020. The Certificate of Amendment also decreased the number of authorized shares of Common Stock from 110,000,000 to 30,000,000. All share, restricted stock awards (“RSA”) and per share information included in the consolidated financial statements has been retroactively adjusted to reflect the stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During the year ended December 31, 2021, qualified payroll credits reduced general and administrative expenses by $1.3 million on our condensed consolidated statements of operations. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheets as of December 31, 2021.

As of December 31, 2021, deferred payroll tax payments of $246,000 were included in accrued liabilities on our condensed consolidated balance sheets. As of December 31, 2020, total deferred payroll tax payments of $492,000 were included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

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

The Company’s customers view our market as a singular business and demand an integrated and scalable suite of enterprise-wide solutions.  The Company’s TMaaS offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services.  The amount of labor required to perform our contract obligations may vary significantly contract to contract depending on the customer’s specific requirements; however, the way in which we perform these services is consistent across the company and requires a connected group of internal subject matter experts and support personnel.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, contingent consideration, fair value of certain financial instruments and the evaluation of contingencies and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets
•	Quoted prices for identical or similar assets or liabilities in markets that are not active
•	Inputs other than quoted prices that are observable for the asset or liability
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company measured the fair value of contingent consideration using unobservable inputs (level 3).

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

See Note 3 for a detailed description of a material business combination and see Note 4 for changes in fair value of liabilities recorded in connection with material business combinations that are measured at fair value on a recurring basis.

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements.  Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000.  At December 31, 2021 and 2020, the Company had deposits in excess of FDIC limits of approximately $3,072,000 and $13,197,000, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2021 and 2020, the Company had foreign bank deposits in excess of insured limits of approximately $1,698,000 and $2,045,000, respectively.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components.  Inventories are valued at the lower of cost, using first-in, first-out method, or market.  The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit.  For the years ended December 31, 2021 and 2020, there were no inventory write-downs.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2021 and 2020, the Company’s management has not identified any material impairment of its property and equipment.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC 350, Intangibles (Topic 350). Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test as of December 31, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

  The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists. The Company did not recognize any impairment of goodwill during the years ended December 31, 2021 and 2020.

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

Managed Services.  The Company delivers managed services under a full-service, quasi full-service or self-service solution to suit our customers’ needs.  A significant portion of our reported gross profit is tied to this service component.  Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements.  The Company aggregates its billable revenue under the following groupings:

•	Managed Service Fees: The Company delivers managed services under firm fixed price contracts that include multiple performance obligations.

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

•

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

•

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

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within thirty (30) to ninety (90) days. Payment terms and conditions for government and commercial customers are described below:

•	Government contract billings are generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customer.

•	Commercial contracts are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component.

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

For the years ended December 31, 2021 and 2020, the Company incurred product development costs associated with TMaaS platform application of approximately $2.6 million and $903,000, respectively, which were capitalized.  See Note 10 to the consolidated financial statements for additional information about capitalization of product development costs.

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

3. Business Combination

On October 1, 2021, the Company completed the acquisition of specified assets of IT Authorities, Inc. (ITA) to increase its capabilities and broaden its footprint in the commercial sector. The closing purchase price paid by the Company consisted of $4.75 million in cash and 75,000 fully vested warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $5.33 per share (“Warrants”) exercisable for a period of four years. In addition, the Company agreed to pay contingent consideration to the seller as follows: (i) up to an additional $250,000 and 75,000 Warrants exercisable for four years depending on the EBITDA of the business in 2021; (ii) up to an additional $1.0 million and 150,000 Warrants exercisable for three years depending on the EBITDA of the business in 2022; (iii) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the business in 2023; and (iv) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2024. In addition, the Company entered into employment agreements with two of the founders of the seller and in the event of the termination of either employee without cause (or by the employee for good reason), the contingent consideration payable under the purchase agreement will be deemed earned and payable for earn-out periods that have not been completed at the time of termination. The cash portion of the acquisition was funded using cash on hand.

Purchase Consideration

The following table sets forth the fair value of consideration paid in connection with the acquisition of ITA as of October 1, 2021:

Cash consideration	$4,750,000
Net working capital escrow adjustment
to consideration paid	(61,172)
Fair value of vested warrants issued at closing date	170,000
Fair value of contingent consideration payable (cash)	1,597,000
Fair value of contingent consideration payable (warrants)	698,000

Fair value of consideration paid	$7,153,828

Transaction Costs

The Company incurred related due diligence, legal and accounting and transaction costs in connection with acquisition of ITA of approximately $237,000.

Fair Value of Assets Acquired and Liabilities Assumed

The acquisition has been accounted for as a business combination under the acquisition method and, accordingly, the total purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair value on the acquisition date. The Company used valuation methods including the “monte carlo simulation” method to estimate the fair value of the contingent consideration, the “multi-period excess earnings method” to estimate the fair value of customer relationships and the “relief from royalty” method to estimate the fair value of the acquired tradename. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of ITA and is not expected to be deductible for income tax purposes.

The following table summarizes the allocation of the aggregate purchase consideration to the fair value of the assets and liabilities acquired as of October 1, 2021:

Fair value of identifiable assets acquired
and liabilities assumed:
Trade receivables	$871,028
Unbilled receivables	145,707
Other current assets	63,262
Customer relationships	2,392,000
Tradename	1,040,000
Accounts payable and accrued expenses	(875,290)
Deferred revenue	(15,878)

Total identifiable net assets acquired	3,620,829

Goodwill	3,532,999

Total purchase price	$7,153,828

Supplemental Unaudited Pro Forma Information

	YEARS ENDED
	DECEMBER 31,
	2021	2020
	(a)	(a)
Revenues	$94,839,000	$193,283,000
Net Income	848,000	11,755,000

(a) To reflect on a pro forma basis unaudited consolidated financial information for the years ended December 31, 2021 and 2020 for the Company. The unaudited financial information presented herein were derived from historical internally prepared financial statements with certain adjustments for ITA and WidePoint’s Form 10-K audited financial statements.

4. Fair Value Measurements

The consolidated financial statements include financial instruments for which the fair value may differ from amounts reflected on a historical basis.

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

The following table present information about the Company's liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

		Quoted Prices in	Significant Other
	DECEMBER 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash	$250,000	$-	$-	$250,000
Contingent consideration - warrants	108,000	-	-	108,000
Contingent consideration - cash, net of current portion	1,095,000	-	-	1,095,000
Contingent consideration - warrants, net of current portion	252,000	-	-	252,000
Total liabilities measured and recorded at fair value	$1,705,000	$-	$-	$1,705,000

The Company’s contingent consideration is categorized as Level 3 within the fair value hierarchy. The contingent consideration has been recorded at their fair value using a Monte Carlo simulation model.  This model incorporates probability of achievement of certain milestones, risk-free rates and volatility.  The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management with the assistance of a third-party valuation specialist.

Management estimates the fair value of the contingent consideration liability based on financial projections of ITA’s business and forecasted results, including revenue growth rates, costs and expenses, volatility, and discount rates. The Company evaluates, on a routine, periodic basis, the estimated fair value of the contingent consideration and quarterly changes in estimated fair value are reflected in  other income in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in changes of any of the key assumptions that are used. Changes in the estimated fair value of contingent consideration liability may have a material impact on the Company’s operating results.

The following table presents a reconciliation of the change in fair value of contingent consideration for the year ended December 31, 2021:

Beginning fair value balance on the acquisition date (October 1, 2021)	$2,295,000

Change in fair value (gain) reported in the consolidated statement of operations	(590,000)

Beginning fair value balance reported in the consolidated balance sheet at December 31, 2021	$1,705,000

5. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations.  Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

U.S. Federal, State and Local Government (1)	$11,010,794	$34,097,906
Commercial (2)	1,588,778	1,898,924
Gross accounts receivable	12,599,572	35,996,830
Less: allowances for doubtful
accounts (3)	62,988	114,169

Accounts receivable, net	$12,536,584	$35,882,661

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

      (3) During the year ended December 31, 2021 and 2020, the Company recorded net recoveries of bad debt totaling approximately $24,400. During the year ended December 31, 2020, the Company recorded provisions for bad debt expense related to commercial customers totaling approximately $1,000. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
Customer Type	2021	2020

U.S. Federal Government (1)	83.7%	91.9%
U.S. State & Local and Foreign Governments	0.4%	0.1%
Commercial	15.9%	7.9%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2021	2020
	As a % of	As a % of
Customer Type	Receivables	Receivables

U.S. Federal Government	99%	99%
Commercial	1%	1%

7. Other Current Assets and Other Long Term Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Inventories	$590,065	$990,976
Prepaid rent, insurance and other assets	1,307,548	772,657
Qualified payroll credit receivable	1,296,396	-

Total other current assets	$3,194,009	$1,763,633

Other long term assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Security deposits	$94,908	$122,069
Capital work in progress	1,687,152	692,938

Other long term assets	$1,782,060	$815,007

8. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Computer hardware and software	$2,700,807	$2,271,000
Furniture and fixtures	454,401	462,361
Leasehold improvements	298,352	318,449
Automobiles	137,105	31,913
Gross property and equipment	3,590,665	3,083,723
Less: accumulated depreciation and
amortization	2,749,532	2,510,684

Property and equipment, net	$841,133	$573,039

During the years ended December 31, 2021 and 2020, the Company purchased for cash property and equipment totaling approximately $258,200 and $254,000, respectively.

During the years ended December 31, 2021 and 2020, property and equipment depreciation expense was approximately $333,800 and $402,700, respectively.

During the years ended December 31, 2021 and 2020, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2021 and 2020.

9. Leases

The Company entered into leases for corporate and operational facilities (“real estate leases”), computer hardware for datacenters and automobiles (collectively “all other leases”).

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

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

Operating lease expense	$15,043	$32,367

Finance lease expense:
Amortization of right of use assets	$703,530	$673,378
Interest on finance lease liabilities	273,224	293,493

Total finance lease expense	$976,754	$966,871

Operating lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$288,267	$325,860
Financing cash flows from leases	572,083	608,004

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2021	2020

Lease right of use assets, net	$6,273,211	$6,095,376
Current portion of lease liabilities	794,175	577,855
Lease liabilities, net of current portion	6,025,691	5,931,788

Weighted average remaining lease term
Operating leases	10.9	11.4
Finance leases	-	0.3
Weighted average discount rate
Operating leases	3.5%	5%
Finance leases	3.5%	5%

Maturities of lease liabilities as of December 31, 2021, were as follows:

2022	$1,033,506
2023	995,765
2024	1,022,289
2025	935,772
2026	823,282
Thereafter	3,557,724
Total undiscounted operating lease payments	8,368,337
Less: Imputed interest	1,548,471
Total lease liability	$6,819,866

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

During the year ended December 31, 2021, the Company entered into a lease agreement, with a related party, for 4,410 square feet of office space in Tampa, Florida. The lease commenced on December 15, 2021 and is for a term of five years, with a monthly rent obligation of $15,000, subject to annual rent increases of 3% per year. The Company recorded approximately $861,300 of right of use assets and lease-related liabilities, respectively. The lease liability was discounted using the Company’s incremental borrowing rate of 3.5%. Subsequent to December 31, 2021, the Company entered into a lease amendment to terminate the lease on June 30, 2022. See Note 21 to the consolidated financial statements for additional information about subsequent events.

10. Intangible Assets

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2021

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(61,650)	$2,330,350
Channel Relationships	2,628,080	(1,343,241)	1,284,839
Internally Developed Software	3,082,705	(1,633,516)	1,449,189
Trade Name and Trademarks	1,330,472	(165,964)	1,164,508

	$9,433,257	$(3,204,371)	$6,228,886

	DECEMBER 31, 2020

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$1,980,000	$(1,980,000)	$-
Channel Relationships	2,628,080	(1,168,036)	1,460,044
Internally Developed Software	1,846,194	(1,280,108)	566,086
Trade Name and Trademarks	290,472	(129,099)	161,373

	$6,744,746	$(4,557,243)	$2,187,503

Purchased Intangibles

For the year ended December 31, 2021, the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $1,980,000. For the year ended December 31, 2020, there were no disposals or sales of purchased intangible assets.

Internally Developed

      For the year ended December 31, 2021, the Company recorded capitalized software development costs of approximately $2.6 million related to costs associated with upgrading the ITMS™ platform, secure identity management technology and network operations center of which $209,400 was transferred from capital work in progress to internally developed software during the year. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

      For the year ended December 31, 2020 the Company recorded capitalized software development costs of approximately $903,000 related to costs associated with upgrading the ITMS™ platform, secure identity management technology and network operations center of which $1.2 million was transferred from capital work in progress to internally developed software during the year. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

      The aggregate amortization expense recorded was approximately $632,400 and $482,200 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, estimated annual amortization for our intangible assets for each of the next five years is approximately:

2022	$1,104,166
2023	1,045,400
2024	833,133
2025	511,170
2026	511,170
Thereafter	2,223,847
Total	$6,228,886

11. Goodwill

The following table summarizes the changes in the carry amount of goodwill for the years ended December 31, 2021 and 2020:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Balances, January 1	$18,555,578	$18,555,578
Additions:
Aquisition of IT Authorities, Inc. (See Note 3)	3,533,000	-

Balances, December 31	$22,088,578	$18,555,578

As of December 31, 2021 and 2020, goodwill was not impaired and there were no accumulated impairment losses.

12. Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2021	2020

Carrier service costs	$8,771,660	$11,832,170
Salaries and payroll taxes	2,213,356	2,774,138
Inventory purchases, consultants and other costs	1,345,900	1,004,303
Severance costs	7,612	7,612
U.S. income tax payable	(23,570)	28,130
Foreign income tax payable	29,460	(20,040)

Total accrued expenses	$12,344,418	$15,626,313

13. Line of Credit

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of December 31, 2021, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

14. Income Taxes

Income tax provision (benefit) is as follows for the years ended:

	DECEMBER 31,
	2021	2020

Current provision
State	$100,000	$68,541
Foreign	50,165	6,577
Total	150,165	75,118

Deferred provision (benefit)
Federal	567,316	(6,651,247)
State	(83,032)	(823,822)
Foreign	5,998	-
Total	490,282	(7,475,069)

Income tax provision (benefit)	$640,447	$(7,399,951)

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	7.5%	7.0%
Non-deductible expenses	19.7%	0.8%
Change in valuation allowance	15.1%	281.2%
Foreign rate differential	3.8%	0.0%
Return to accrual difference true-ups	15.1%	1.4%
Other	(0.1)%	1.1%
Deferred tax adjustment and true-up	88.2%	3.4%
Combined effective tax rate	62.9%	253.1%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,501,008	$9,711,726
Alternative minimum tax credit	45,650	45,650
Share-based compensation	659,338	627,980
Intangible amortization	208,036	473,882
Lease liability	1,554,888	1,522,560
Other assets	251,553	107,682

Total deferred tax assets	12,220,473	12,489,480
Less: valuation allowance	(1,999,630)	(2,152,768)
Total deferred tax assets, net	10,220,843	10,336,712

Deferred tax liabilities:
Goodwill amortization	3,041,451	2,786,029
Depreciation	210,755	177,170
Foreign intangible amortization	409,269	336,759
Other liabilities	12,830	12,819
Lease asset	1,419,056	1,417,856

Total deferred tax liabilities	5,093,361	4,730,633

Net deferred tax asset	$5,127,482	$5,606,079

As of December 31, 2021, the Company had approximately $34.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes. These federal NOL carry forwards expire between 2022 to 2038. Included in the recorded deferred tax asset, the Company had a benefit of approximately $38.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036.

Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2021	2020

Beginning balance	$(2,152,768)	$(10,364,787)
Decreases (increases)	153,138	8,212,019

Ending balance	$(1,999,630)	$(2,152,768)

The Company’s valuation allowance predominantly consisted of domestic net operating loss carryforwards and certain state net operating loss carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the prior year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes are realizable. It therefore reduced the valuation allowance accordingly. During 2020, the Company released $8.2 million of the deferred tax asset valuation allowance to offset the regular tax expense generated by current earnings. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in our valuation allowance or pretax operating income resulting in decreases in our valuation allowance.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of December 31, 2021, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2021 or 2020. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share.  Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors.  In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued.  All of the shares of Series A Convertible Preferred Stock that were issued was converted into common stock and may not be reissued.  Accordingly, as of December 31, 2021, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance.  There were no issuances of preferred stock during the years ended December 31, 2021 and 2020.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share.  As of December 31, 2021, there were 8,842,026 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2021 were 41,086 and $179,273, respectively.

Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2020 were 32,803 and $4,999, respectively.

Common Stock Issuances – Restricted Stock Awards

 During the year ended December 31, 2021, there were 123,356 shares of common stock were issued in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the year ended December 31, 2020, there were 58,123 shares of common stock vested in accordance with the vesting terms of RSAs.

See Note 16 for additional information regarding stock option plans.

Warrants

As part of the consideration for the acquisition of ITA, the Company issued warrants to purchase 75,000 shares of common stock based on a strike price of $5.33. The Company valued the warrants using the Black Scholes Model using the following assumptions for October 1, 2021 as set forth below:

Warrants issued	75,000
Expected dividend yield	-
Expected volatility	66.0%
Risk-free interest rate	0.71%
Term	4 years

The warrants to acquire shares of common stock issued on October 1, 2021 were recorded in equity upon issuance. During its evaluation of equity classification for the warrants issued at closing to acquire shares of common stock issued in 2021, the Company considered the conditions as prescribed within ASC 815-40, Derivatives and Hedging, Contracts in an Entity’s own Equity (“ASC 815-40”). The conditions within ASC 815-40 are not subject to a probability assessment. The warrants to acquire shares of common stock do not fall under the liability criteria within ASC 480, Distinguishing Liabilities from Equity, as they are not puttable and do not represent an instrument that has a redeemable underlying security. The Company determined that the warrants meet the criteria for being indexed to its own stock and would be classified in shareholders’ equity.  Accordingly, the warrants meet the scope exception for being treated as derivatives and classified in shareholders’ equity.

Contingent Warrants

Liability-classified warrants consist of warrants to acquire common stock at an exercise price of $5.33 per share as part of the consideration for the acquisition of ITA, during the earn-out period from 2021 to 2024. Refer to Note 3 for more information about the terms of the contingent warrants. Based on our consideration of the ASC 815-40 guidance, we account for these contingent warrants as a liability. The estimated fair value of outstanding contingent warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as a non-operating income (expense). Refer to Note 4 for more information about the fair value measurements.

Stock Repurchase Program

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During the three months ended March 31, 2020, we repurchased 2,416 shares for a total of $10,100 under the Repurchase Plan. This plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic, which suspension was removed on September 27, 2021. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company common stock, increase the amount available for future purchases under the Repurchase Plan to $4.6 million. During the year ended December 31, 2021, we repurchased 299,494 of our common stock for a total of approximately $1.2 million.

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

During the first quarter ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and has incurred $62,700 of offering costs. During the year ended December 31, 2020, we sold 399,313 shares of our common stock through the Sales Agents for a total of approximately $4,678,381, resulting in net proceeds to us of approximately $4,345,475.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2021 and 2020, the Company granted 231,873 RSAs and 66,274 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The Company did not grant NQSOs during the years ended December 31, 2021 and 2020.

Restricted Stock Awards

A summary of RSA activity as of December 31, 2021 and 2020, and changes for the years then ended are set forth below:

	2021	2020
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	173,748	50,750
Granted (+)	83,326	231,873
Cancelled (-)	-	-
Vested (-)	135,758	108,875
Non-vested awards outstanding, December 31,	121,316	173,748

Weighted-average remaining contractual life (in years)	0.9	1.2

Unamortized RSA compensation expense	$338,263	$362,426

Aggregate intrinsic value of RSAs non-vested, December 31	$476,772	$1,683,618

Aggregate intrinsic value of RSAs vested, December 31	$1,388,903	$708,920

Non-Qualified Stock Option Awards

A summary of NQSO activity as of December 31, 2021 and 2020, and changes during the years then ended are set forth below:

	2021		2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	52,500	$3.93	84,166	$3.81
Cancelled (-)	-	-	1,666	$2.60
Vested/Excercised (-)	27,500	$0.00	30,000	$3.68
Non-vested balances, December 31,	25,000	$3.98	52,500	$3.93

	2021		2020
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	187,334	$5.66	350,833	$5.89
Cancelled (-)	834	$4.60	11,666	$4.47
Expired (-)	5,000	$13.04	49,333	$6.03
Exercised (-)	41,500	$4.38	102,500	$6.40
Awards outstanding, December 31,	140,000	$3.54	187,334	$5.66

Awards vested and expected to vest,
December 31,	140,000	$5.79	186,197	$5.67

Awards outstanding and exercisable,
December 31,	115,000	$5.63	134,834	$5.37

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2021 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	0.83	0.83	0.89
Aggregate intrinsic value	$-	$-	$-

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2021			YEAR ENDED DECEMBER 31, 2020
	Shared-Based Compensation Expense			Shared-Based Compensation Expense
	Employees	Directors	Total	Employees	Directors	Non-Employees	Total

Restricted stock compensation expense	$539,658	$264,534	$804,192	$375,122	$329,851	$-	$704,973
Non-qualified option stock compensation expense	79,571	-	79,571	98,789	-	6,519	105,308

Total share-based compensation before taxes	$619,229	$264,534	$883,763	$473,911	$329,851	$6,519	$810,281

17. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

Basic Earnings Per Share Computation:
Net income	$341,096	$10,323,684
Weighted average number of common shares	9,069,903	8,460,558
Basic Earnings Per Share	$0.04	$1.22

Diluted Earnings Per Share Computation:
Net income	$341,096	$10,323,684

Weighted average number of common shares	9,069,903	8,460,558
Incremental shares from assumed conversions
of dilutive securities	90,292	142,612
Adjusted weighted average number of
common shares	9,160,195	8,603,170

Diluted Earnings Per Share	$0.04	$1.20

18.  Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

Balances, January 1	$(104,615)	$(242,594)

Net foreign currency translation (loss) gain	(136,971)	137,979

Balances, December 31	$(241,586)	$(104,615)

19.  Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

20.  Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

Carrier Services	$49,730,946	$137,640,021
Managed Services	37,607,151	42,702,994

	$87,338,097	$180,343,015

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

U.S. Federal Government	$73,130,465	$165,799,500
U.S. State and Local Governments	240,473	101,079
Foreign Governments	69,718	127,512
Commercial Enterprises	13,897,441	14,314,924

	$87,338,097	$180,343,015

 The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2021	2020

North America	$83,016,107	$175,994,756
Europe	4,321,990	4,348,259

	$87,338,097	$180,343,015

21.  Subsequent Events

      On January 1, 2022, the Company entered into an amendment to its lease agreement for its Tampa office to amend the term and the extension option. The amendment updated the term of the lease from sixty (60) calendar months to terminate the lease on June 30, 2022.

Subsequent to December 31, 2021, we repurchase 196,586  shares of our common stock for a total of $.8 million. The repurchased plan was suspended on March 14, 2022.

