Form 10-Q
period 2022-03-31
WIDEPOINT CORP
filed 2022-05-16
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

As of May 12, 2022, there were 8,695,784 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
REVENUES	$22,436,427	$20,650,843
COST OF REVENUES (including amortization and depreciation of $287,518 and $119,083, respectively)	18,539,702	15,934,964

GROSS PROFIT	3,896,725	4,715,879

OPERATING EXPENSES
Sales and marketing	575,169	482,299
General and administrative expenses (including share-based compensation of $179,741 and $182,842, respectively)	3,745,229	3,307,662
Depreciation and amortization	264,361	250,891

Total operating expenses	4,584,759	4,040,852

(LOSS) INCOME FROM OPERATIONS	(688,034)	675,027

OTHER INCOME (EXPENSE)
Interest income	6,570	2,375
Interest expense	(63,521)	(71,016)
Other income	301,013	2,496

Total other income (expense)	244,062	(66,145)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(443,972)	608,882
INCOME TAX (BENEFIT) PROVISION	(51,075)	23,458

NET (LOSS) INCOME	$(392,897)	$585,424

BASIC EARNINGS PER SHARE	$(0.04)	$0.07

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,782,452	8,995,103

DILUTED EARNINGS PER SHARE	$(0.04)	$0.06

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,782,452	9,103,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
NET (LOSS) INCOME	$(392,897)	$585,424

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(4,835)	(54,949)

Other comprehensive (loss) income	(4,835)	(54,949)

COMPREHENSIVE (LOSS) INCOME	$(397,732)	$530,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,267,743	$6,479,980
Accounts receivable, net of allowance for doubtful accounts of $58,460 and $62,988 in 2022 and 2021, respectively	13,095,286	12,536,584
Unbilled accounts receivable	5,959,766	10,937,415
Other current assets	2,776,789	3,194,009

Total current assets	29,099,584	33,147,988

NONCURRENT ASSETS
Property and equipment, net	1,259,612	841,133
Lease right of use asset, net	5,227,920	6,273,211
Intangible assets, net	6,222,449	6,228,886
Goodwill	22,088,578	22,088,578
Deferred tax assets, net	5,125,315	5,127,482
Other long-term assets	2,206,981	1,782,060

Total assets	$71,230,439	$75,489,338

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,779,236	$10,263,015
Accrued expenses	8,528,170	12,344,426
Deferred revenue	1,912,100	2,280,894
Current portion of lease liabilities	623,923	794,175
Current portion of contingent consideration	540,345	358,000

Total current liabilities	24,383,774	26,040,510

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	5,172,603	6,025,691
Contingent consideration, net of current portion	585,000	1,347,000
Deferred revenue, net of current portion	390,493	400,142

Total liabilities	30,531,870	33,813,343

Commitments and contingencies (Note 17)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,695,785 and 8,842,026 shares issued and outstanding, respectively	8,696	8,842
Additional paid-in capital	100,845,374	101,424,922
Accumulated other comprehensive loss	(246,421)	(241,586)
Accumulated deficit	(59,909,080)	(59,516,183)

Total stockholders’ equity	40,698,569	41,675,995

Total liabilities and stockholders’ equity	$71,230,439	$75,489,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392,897)	$585,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	-	(20,303)
Depreciation expense	265,185	250,899
(Recovery) provision for doubtful accounts	-	(209)
Amortization of intangibles	286,653	119,083
Share-based compensation expense	179,741	182,842
Warrants expense	108,000	-
Change in fair value of contingent consideration	(301,000)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	4,413,557	20,467,818
Inventories	104,365	332,201
Other current assets	311,218	(266,393)
Other assets	1,112	-
Accounts payable and accrued expenses	(1,509,330)	(20,897,329)
Income tax payable	7,111	30,567
Deferred revenue and other liabilities	(369,633)	(75,693)
Other liabilities	(278,655)	246,037

Net cash provided by operating activities	2,825,426	954,944

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(203,274)	(71,292)
Capitalized hardware and software development costs	(780,599)	(569,947)

Net cash used in investing activities	(983,873)	(641,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under finance lease obligations	(147,405)	(143,916)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(49,224)	(140,894)
Common stock repurchased	(818,211)	-
Issuance of common stock/At-the-market offering, net of issuance costs	-	1,088,398
Proceeds from exercise of stock options	-	10,250

Net cash (used in) provided by financing activities	(1,014,840)	813,838

Net effect of exchange rate on cash and equivalents	(38,950)	(65,929)

NET INCREASE IN CASH AND CASH EQUIVALENTS	787,763	1,061,614

CASH AND CASH EQUIVALENTS, beginning of period	6,479,980	15,996,749

CASH AND CASH EQUIVALENTS, end of period	$7,267,743	$17,058,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	MARCH 31,
	2022	2021
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$63,521	$70,951
Cash paid for income taxes	$27,559	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$213,770	$-
Leased assets and lease liabilities terminated	$876,281	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Share	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2020	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Issuance of common stock — options exercises	2,500	2	10,248	-	-	10,250

Issuance of common stock — restricted	91,650	92	(140,986)	-	-	(140,894)

Issuance of common stock through at-the-market offering program, net of issuance costs of $333,305	100,687	101	1,088,297	-	-	1,088,398

Stock compensation expense — restricted	-	-	157,107	-	-	157,107

Stock compensation expense — non-qualified stock options	-	-	25,735	-	-	25,735

Foreign currency translation — (loss)	-	-	-	(54,949)	-	(54,949)

Net income	-	-	-	-	585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Share	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2021	8,842,026	$8,842	101,424,922	(241,586)	(59,516,183)	41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock — restricted	50,345	51	(49,275)	-	-	(49,224)

Issuance of common stock warrants	-	-	108,000	-	-	108,000

Stock compensation expense — restricted	-	-	179,741	-	-	179,741

Foreign currency translation — (loss)	-	-	-	(4,835)	-	(4,835)

Net loss	-	-	-	-	(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2022 and for each of the three month periods ended March 31, 2022 and 2021, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheet as of March 31, 2022.

Deferred payroll tax payments of $246,000 was included in accrued liabilities on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

Segment Reporting

The Company’s TMaaS offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 16 for detailed information regarding the composition of revenues.

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2022 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

3. Business Combination

On October 1, 2021, the Company completed the acquisition of specified assets of IT Authorities, Inc. (ITA) to increase its capabilities and broaden its footprint in the commercial sector. The acquisition was accounted for as a business combination. The closing purchase price paid by the Company consisted of $4.75 million in cash and 75,000 fully vested warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $5.33 per share (“Warrants”) exercisable for a period of four years. In addition, the Company agreed to pay contingent consideration to the seller as follows: (i) up to an additional $250,000 and 75,000 Warrants exercisable for four years depending on the EBITDA of the business in 2021; (ii) up to an additional $1.0 million and 150,000 Warrants exercisable for three years depending on the EBITDA of the business in 2022; (iii) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the business in 2023; and (iv) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2024. In addition, the Company entered into employment agreements with two of the founders of the seller and in the event of the termination of either employee without cause (or by the employee for good reason), the contingent consideration payable under the purchase agreement will be deemed earned and payable for earn-out periods that have not been completed at the time of termination. During the three month period ended March 31, 2022, the Company issued 75,000 warrants and paid cash of approximately $171,000 related to ITA achieving EBITDA target for 2021.

Supplemental Unaudited Pro Forma Information

THREE MONTHS ENDED
MARCH 31,
2021
(a)
Revenues	$22,867
Net Income	590

(a)

To reflect on a pro forma basis unaudited consolidated financial information for the year ended December 31, 2021 for the Company assuming we completed the acquisition on January 1, 2021. The unaudited financial information presented herein were derived from historical internally prepared financial statements with certain adjustments for ITA and WidePoint’s Form 10-K audited financial statements.

4. Fair Value Measurements

The following tables present information about the Company's liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in	Significant Other Observable	Unobservable
	MARCH 31,	Active Markets	Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:		(Unaudited)
Contingent consideration - cash settled	$462,000	$-	$-	$462,000
Contingent consideration - warrants	78,000	-	-	78,000
Contingent consideration - cash settled, net of current portion	474,000	-	-	474,000
Contingent consideration - warrants, net of current portion	111,000	-	-	111,000
Total liabilities measured and recorded at fair value	$1,125,000	$-	$-	$1,125,000

		Quoted Prices in	Significant Other Observable	Unobservable
	DECEMBER 31,	Active Markets	Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$250,000	$-	$-	$250,000
Contingent consideration - warrants	108,000	-	-	108,000
Contingent consideration - cash settled, net of current portion	1,095,000	-	-	1,095,000
Contingent consideration - warrants, net of current portion	252,000	-	-	252,000
Total liabilities measured and recorded at fair value	$1,705,000	$-	$-	$1,705,000

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

The following table presents a reconciliation of the change in fair value of contingent consideration for the three months ended March 31, 2022:

Contingent consideration, December 31, 2021	$1,705,000

Change in fair value (gain) reported in the consolidated statement of operations	(301,000)

Contingent consideration settled - cash	(171,000)

Contingent consideration settled - warrants	(108,000)

Contingent consideration, March 31, 2022	$1,125,000

5. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
Government (1)	$10,885,429	$11,010,794
Commercial (2)	2,268,317	1,588,778
Gross accounts receivable	13,153,746	12,599,572
Less: allowances for doubtful accounts (3)	58,460	62,988

Accounts receivable, net	$13,095,286	$12,536,584

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

(3) For the three months ended March 31, 2022, the Company did not recognize any material provisions of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Customer Type	2022	2021
	(Unaudited)
U.S. Federal Government (1)	77.7%	82.0%
U.S. State & Local and Foreign Governments	0.7%	0.4%
Commercial	21.6%	17.6%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2022	2021
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	94%	97%
Commercial	6%	3%

7. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
Inventories	$485,601	$590,065
Prepaid rent, insurance and other assets	994,792	1,307,548
Qualified payroll credit receivable	1,296,396	1,296,396

Total other current assets	$2,776,789	$3,194,009

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
Carrier service costs	$5,249,610	$8,771,660
Salaries and payroll taxes	2,381,048	2,213,356
Inventory purchases, consultants and other costs	877,550	1,345,900
Other	19,962	13,510

	$8,528,170	$12,344,426

8. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2022	2021
	(Unaudited)
Computer hardware and software	$3,147,041	$2,700,807
Furniture and fixtures	507,537	454,401
Leasehold improvements	293,380	298,352
Automobiles	133,448	137,105
Gross property and equipment	4,081,406	3,590,665
Less: accumulated depreciation and amortization	2,821,794	2,749,532

Property and equipment, net	$1,259,612	$841,133

During the three month periods ended March 31, 2022 and 2021, property and equipment depreciation expense was approximately $93,700 and $102,300, respectively.

During the three month periods ended March 31, 2022 and 2021, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2022 and 2021.

9. Leases

On January 1, 2022, the Company entered into an amendment to its lease agreement for its Tampa office to amend the term and the extension option. The amendment updated the term of the lease from sixty (60) calendar months ending December 31, 2026 to the Company’s ability to terminate the lease on June 30, 2022. As a result of the amendment, the Company removed the lease right of use asset and lease liability for its Tampa office from its condensed consolidated balance sheet. The Company accounted for the lease as month to month and recorded the monthly rent expense in its condensed consolidated statement of operations.

10. Goodwill and Intangible Assets

The Company has recorded goodwill of $22,088,578 as of March 31, 2022. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2022.

Intangible assets consists of the following:

	MARCH 31, 2022

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(123,300)	$2,268,700
Channel Relationships	2,628,080	(1,387,042)	1,241,038
Internally Developed Software	3,323,179	(1,752,635)	1,570,544
Trade Name and Trademarks	1,330,472	(188,305)	1,142,167

	$9,673,731	$(3,451,282)	$6,222,449

	DECEMBER 31, 2021

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(61,650)	$2,330,350
Channel Relationships	2,628,080	(1,343,241)	1,284,839
Internally Developed Software	3,082,705	(1,633,516)	1,449,189
Trade Name and Trademarks	1,330,472	(165,964)	1,164,508

	$9,433,257	$(3,204,371)	$6,228,886

For the three month period ended March 31, 2022, the Company capitalized $820,000 of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), next generation TDITM application, secure identity management technology and network operations center of which $243,500 was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

For the three month period ended March 31, 2021, the Company capitalized $569,900 of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), secure identity management technology and network operations center of which $38,500 was transferred from capital work in progress to internally developed software during the quarter.

There were no disposals of intangible assets during the three month periods ended March 31, 2022 and 2021.

The aggregate amortization expense recorded for the three month periods ended March 31, 2022 and 2021 were approximately $283,200 and $119,000, respectively.

As of March 31, 2022, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder of 2022	$900,179
2023	1,141,613
2024	934,457
2025	511,170
2026	511,170
Thereafter	2,223,860
Total	$6,222,449

11. Line of Credit

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

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $5.0 million or (ii) 50% of the net unpaid balance of the Company’s eligible accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of March 31, 2022, the Company was eligible to borrow up to $4.9 million under the borrowing base formula.

12. Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of March 31, 2022, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either March 31, 2022 or December 31, 2021. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of March 31, 2022, the Company had approximately $34.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes. These federal NOL carry forwards expire between 2022 and 2038. Included in the recorded deferred tax asset, the Company had a benefit of approximately $38.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. There were no changes to the valuation allowance as of March 31, 2022. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

13. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2022, there were 8,695,785 shares issued and outstanding. During the three month period ended March 31, 2022, there were 50,345 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

There were no stock option exercises during the three month period ended March 31, 2022. Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the three month period ended March 31, 2021, were 2,500 and $10,250, respectively.

Contingent Warrants

Liability-classified warrants consist of warrants to acquire common stock at an exercise price of $5.33 per share as part of the consideration for the acquisition of ITA, during the earn-out period from 2021 to 2024. Based on our consideration of the ASC 815-40 guidance, we account for these contingent warrants as a liability. The estimated fair value of outstanding contingent warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as a other income (expense). Refer to Notes 3 and 4 for more information about the warrants.

Warrants Issued

On March 31, 2022, the Company issued a warrant to purchase 75,000 shares of common stock as part of the contingent consideration earned by ITA for 2021 EBITDA achievement. The warrant contains a strike price of $5.33 and has a four-year contractual term. The warrant is classified within stockholders’ equity at its fair value. The fair value of the warrant was determined to be $108,000 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance. Following such issuance, the Company has outstanding warrants to acquire  150,000 shares of common stock at a strike price of $5.33 that expire at terms through October 1, 2025.

Stock Repurchase Program

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. This Repurchase Plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic, which suspension was removed on September 27, 2021. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the quarter ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the Board suspended the repurchase plan in order to use the company’s excess funds to invest into the business.

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

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company did not sell any shares during the three month period ended March 31, 2022. During the three month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and incurred $45,400 of offering costs.

14. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
Restricted stock compensation expense	$179,741	$157,107
Non-qualified option stock compensation expense	-	25,735

Total share-based compensation before taxes	$179,741	$182,842

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

Restricted Stock

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. There were no RSAs granted during the three month period ended March 31, 2022. During the three month period ended March 31, 2021, the Company granted 50,261 RSAs.

 Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the three month periods ended March 31, 2022 and 2021.

At March 31, 2022, the Company had approximately $158,523 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.3 year.

15. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
Basic Earnings Per Share Computation:
Net income	$(392,897)	$585,424
Weighted average number of common shares	8,782,452	8,995,103
Basic Earnings Per Share	$(0.04)	$0.07

Diluted Earnings Per Share Computation:
Net income	$(392,897)	$585,424

Weighted average number of common shares	8,782,452	8,995,103
Incremental shares from assumed conversions of dilutive securities	-	108,057
Adjusted weighted average number of common shares	8,782,452	9,103,160

Diluted Earnings Per Share	$(0.04)	$0.06

16. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
Carrier Services	$12,932,055	$11,348,872
Managed Services	9,504,372	9,301,971

	$22,436,427	$20,650,843

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
U.S. Federal Government	$17,433,723	$16,931,731
U.S. State and Local Governments	126,142	53,383
Foreign Governments	32,407	26,096
Commercial Enterprises	4,844,155	3,639,633

	$22,436,427	$20,650,843

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
	(Unaudited)
North America	$21,434,634	$19,410,144
Europe	1,001,793	1,240,699

	$22,436,427	$20,650,843

During the three months ended March 31, 2022 and 2021, the Company recognized approximately $1,079,900 and $942,400, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

17. Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and operations;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	The impact of supply chain issues;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	Our ability to mitigate the impact of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

Strategic Focus and Notable Events

We believe that demand for our TmaaS solutions will continue to grow as public and private sectors seek to address the additional requirements for supporting a mobile workforce.  We also believe that the current post COVID-19 pandemic environment will increase the need for WidePoint’s services as our customers and potential customers seek to manage, secure and gain visibility into their mobility assets as a result of a larger number of employees working remotely.  Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2022, we will continue to focus on the following key goals:

•	Continue to find additional avenues for capturing new sales opportunities given the pandemic environment,
•	Continue to provide unmatched level of services to our current customer base,
•	Attain full FedRAMP certification in 2022 and continued technology refresh of our delivery infrastructure,
•	Grow our recurring high margin managed services revenues,
•	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
•	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expand our customer base organically and inorganically,
•	Continue to leverage the R2v3 Certification to further our ESG commitment
•	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners, and
•	Expanding our solution offerings into the commercial space.

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

Results of Operations

Three Months Ended March 31, 2022 as Compared to Three Months Ended March 31, 2021

Revenues.  Revenues for the three month period ended March 31, 2022 were approximately $22.4 million, an increase of approximately $1.8 million (or 9%), as compared to approximately $20.6 million in 2021.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2022	2021	Variance
	(Unaudited)
Carrier Services	$12,932,059	$11,348,869	$1,583,190
Managed Services:
Managed Service Fees	7,258,277	8,259,430	(1,001,153)
Billable Service Fees	1,120,106	1,021,517	98,589
Reselling and Other Services	1,125,985	21,027	1,104,958
	9,504,368	9,301,974	202,394

	$22,436,427	$20,650,843	$1,785,584

Our carrier services increased compared with the same period in 2021 primarily due to carrier credits of approximately $1.7 million reflected in the first quarter of 2021, but not in the first quarter of  2022, otherwise carrier services remained relatively constant from period to period.

Our managed service fees decreased by $1.0 million largely due to lower device recycling service volumes and accessory sales,  which was partially offset by approximately $1.6 million of managed services revenue from our ITA acquisition which is not included in the first quarter of 2021.

Billable service fee revenue remained consistent with the same period in 2021

Reselling and other services increased as compared to last year due to product resales to federal government customers.   Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three months period ended March 31, 2022 were approximately $18.5 million (or 83% of revenues), as compared to approximately $15.9 million (or 77% of revenues) in 2021.  The increase in cost of revenues was driven by a reduction to cost of revenues of approximately  $1.7 million related to  carrier credits booked in the first quarter of 2021 but not in the first quarter of  2022, and incremental cost of revenue in the approximate amount of  $1.7 million related to ITA, for which results were not included first quarter of 2021 results.

Gross Profit.  Gross profit for the three months period ended March 31, 2022 was approximately $3.9 million (or 17% of revenues), as compared to approximately $4.7 million (or 23% of revenues) in 2021.  Approximately two-percentage points (2%) of the decrease in gross profit percentage was driven by the impact of carrier credits being reduced from both revenues and cost of revenues in 2021 as well as the relative lower margin percentage of ITA in the first quarter of 2022.  Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing.  Sales and marketing expense for the three month period ended March 31, 2022 was approximately $---0.6 million (or -2% of revenues), as compared to approximately $0.5 million (or 1% of revenues) in 2021.  We continue to invest in our business development and sales team assets as identified as one of our key goals for 2022.

General and Administrative.  General and administrative expenses for the three months period ended March 31, 2022 were approximately $3.7 million (or 9% of revenues), as compared to approximately $3.3 million (or 6% of revenues) in 2021.  The increase in general and administrative expense is due in part to an additional $0.6 million of additional general and administrate expenses related to ITA and due to increased labor costs and  data center costs.

Depreciation and Amortization.  Depreciation and amortization expense for the three month period ended March 31, 2022 was approximately $264,400 as compared to approximately $250,900 in 2021.  The increase in depreciation and amortization expense reflects the decrease in our depreciable asset base.

Other Income.  Other income (expense) for the three month period ended March 31, 2022 was approximately $244,000 as compared to approximately an expense of $(66,100) in 2021.  The income in 2022 is primarily driven by the fair value adjustments of contingent consideration.

Income Taxes.  Income tax benefit for the three month period ended March 31, 2022 was approximately $51,100 as compared to income tax expense of $23,500 in 2021.  Income taxes were accrued at an estimated effective tax rate of 28.7% for the three months ended March 31, 2022 compared to 27.1% for the three months ended March 31, 2021.

Net (Loss) Income.  As a result of the cumulative factors annotated above, net loss for the three month period ended March 31, 2022 was approximately $392,900 as compared to net income of approximately $585,400 million in the same period last year.

Liquidity and Capital Resources

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

At March 31, 2022, our net working capital was approximately $5.0 million as compared to $7.1 million at December 31, 2021.  The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs and the repurchase of our common stock, which was partially offset by temporary receivable/payable timing differences. We may need to raise additional capital to fund major growth initiatives and/or acquisitions and there can be no assurance that additional capital will be available on acceptable terms or at all.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. No shares were sold during the three months ended March 31, 2022. The Company had remaining capacity of $18.2 million as of March 31, 2022.

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

For the three months ended March 31, 2022, net cash provided by operations was approximately $2.8 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $1.0 million net cash provided for the three months ended March 31, 2021.

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

For the three months ended March 31, 2022, cash used in investing activities was approximately $1.0 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center, and TDI™.

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

For the three months ended March 31, 2022, cash used in financing activities was approximately $1.0 million and reflects lease principal repayments of approximately $147,400, repurchases of common stock of $0.8 million and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2022 and 2021, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $38,900 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock.  Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions.  During the three months ended March 31, 2020, we repurchased 2,416 shares for a total of $10,100 under the Repurchase Plan. This Repurchase Plan was suspended on March 9, 2020, as a precaution due to the COVID-19 pandemic, which suspension was removed on September 27, 2021. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the quarter ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the board suspended the repurchase plan in order to use the company’s excess funds to invest into the business.

Unregistered Sale of Equity Securities

On March 31, 2022, the Company issued a warrant to purchase 75,000 shares of its common stock at a strike price of $5.33 for a period of four years to ITA as part of the contingent consideration earned for the year ended December 31, 2021.  The Warrants were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof.

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

WIDEPOINT CORPORATION

Date: May 16, 2022	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: May 16, 2022	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

