Form 10-Q
period 2022-06-30
WIDEPOINT CORP
filed 2022-08-15
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 8,733,938 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
REVENUES	$23,057,354	$19,983,420	$45,493,781	$40,634,263
COST OF REVENUES (including amortization and depreciation of $306,938, $120,250, $594,456, and $239,333, respectively)	19,737,710	15,991,159	38,277,412	31,926,123

GROSS PROFIT	3,319,644	3,992,261	7,216,369	8,708,140

OPERATING EXPENSES
Sales and marketing	562,623	533,528	1,137,792	1,015,827
General and administrative expenses (including share-based compensation of $89,385, $243,821, $269,126 and $426,663, respectively)	3,817,316	3,267,587	7,562,545	6,575,249
Goodiwll impairment	16,277,000	-	16,277,000	-
Depreciation and amortization	274,088	253,857	538,449	504,748

Total operating expenses	20,931,027	4,054,972	25,515,786	8,095,824

(LOSS) INCOME FROM OPERATIONS	(17,611,383)	(62,711)	(18,299,417)	612,316

OTHER INCOME (EXPENSE)
Interest income	4,158	192	10,728	2,567
Interest expense	(62,826)	(69,290)	(126,347)	(140,306)
Other income	669,990	2	971,003	2,498

Total other income (expense)	611,322	(69,096)	855,384	(135,241)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(17,000,061)	(131,807)	(17,444,033)	477,075
INCOME TAX (BENEFIT) PROVISION	(3,240,852)	72,924	(3,291,927)	96,382

NET (LOSS) INCOME	$(13,759,209)	$(204,731)	$(14,152,106)	$380,693

BASIC EARNINGS PER SHARE	$(1.58)	$(0.02)	$(1.62)	$0.04

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,696,111	9,072,281	8,739,043	9,033,905

DILUTED EARNINGS PER SHARE	$(1.58)	$(0.02)	$(1.62)	$0.04

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,696,111	9,072,281	8,739,043	9,191,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
NET (LOSS) INCOME	$(13,759,209)	$(204,731)	$(14,152,106)	$380,693

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(134,854)	19,633	(139,689)	(35,316)

Other comprehensive (loss) income	(134,854)	19,633	(139,689)	(35,316)

COMPREHENSIVE (LOSS) INCOME	$(13,894,063)	$(185,098)	$(14,291,795)	$345,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,192,085	$6,479,980
Accounts receivable, net of allowance for doubtful accounts of $45,023 and $62,988 in 2022 and 2021, respectively	12,424,600	12,536,584
Unbilled accounts receivable	7,883,179	10,937,415
Other current assets	2,789,387	3,194,009

Total current assets	30,289,251	33,147,988

NONCURRENT ASSETS
Property and equipment, net	1,152,890	841,133
Lease right of use asset, net	5,059,331	6,273,211
Intangible assets, net	6,360,252	6,228,886
Goodwill	5,811,578	22,088,578
Deferred tax assets, net	8,295,569	5,127,482
Other long-term assets	2,787,302	1,782,060

Total assets	$59,756,173	$75,489,338

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,691,477	$10,263,015
Accrued expenses	9,810,349	12,344,426
Deferred revenue	1,963,276	2,280,894
Current portion of lease liabilities	634,479	794,175
Current portion of contingent consideration	-	358,000

Total current liabilities	27,099,581	26,040,510

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	5,015,198	6,025,691
Contingent consideration, net of current portion	380,000	1,347,000
Deferred revenue, net of current portion	367,503	400,142

Total liabilities	32,862,282	33,813,343

Commitments and contingencies (Note 17)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,725,476 and 8,842,026 shares issued and outstanding, respectively	8,726	8,842
Additional paid-in capital	100,934,729	101,424,922
Accumulated other comprehensive loss	(381,275)	(241,586)
Accumulated deficit	(73,668,289)	(59,516,183)

Total stockholders’ equity	26,893,891	41,675,995

Total liabilities and stockholders’ equity	$59,756,173	$75,489,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,152,107)	$380,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(3,176,568)	(20,298)
Depreciation expense	540,361	504,798
Goodwill impairment charge	16,277,000	-
(Recovery) provision for doubtful accounts	(311)	(24,544)
Amortization of intangibles	592,544	239,333
Share-based compensation expense	269,126	426,663
Warrants expense	108,000	-
Change in fair value of contingent consideration	(967,000)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	3,118,288	28,567,676
Inventories	(134,346)	(110,791)
Other current assets	532,882	(22,415)
Other assets	28,272	27,160
Accounts payable and accrued expenses	1,968,727	(30,488,525)
Income tax payable	(154,418)	40,017
Deferred revenue and other liabilities	(312,606)	(177,159)
Other liabilities	(358,000)	246,037

Net cash provided by (used in) operating activities	4,179,844	(411,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(214,096)	(90,302)
Capitalized hardware and software development costs	(1,936,687)	(1,159,583)

Net cash used in investing activities	(2,150,783)	(1,249,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments under finance lease obligations	(297,132)	(285,755)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(49,224)	(140,865)
Common stock repurchased	(818,211)	-
Issuance of common stock/At-the-market offering, net of issuance costs	-	1,071,045
Proceeds from exercise of stock options	-	10,250

Net cash (used in) provided by financing activities	(1,164,567)	654,675

Net effect of exchange rate on cash and equivalents	(152,389)	(42,812)

NET INCREASE (DECREASE) IN CASH	712,105	(1,049,377)

CASH AND CASH EQUIVALENTS, beginning of period	6,479,980	15,996,749

CASH AND CASH EQUIVALENTS, end of period	$7,192,085	$14,947,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2022	2021
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$124,854	$140,242
Cash paid for income taxes	$27,559	$159,335

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$151,995	$76,245
Leased assets and lease liabilities terminated	$876,281	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Issuance of common stock — options exercises	2,500	2	10,248	-	-	10,250

Issuance of common stock — restricted	91,650	92	(140,986)	-	-	(140,894)

Issuance of common stock through at-the-market offering program, net of issuance costs of $333,305	100,687	101	1,088,297	-	-	1,088,398

Stock compensation expense —	-	-
restricted			157,107	-	-	157,107

Stock compensation expense — non-qualified stock options	-	-	25,735	-	-	25,735

Foreign currency translation — loss	-	-		(54,949)	-	(54,949)

Net income	-	-	-	-	585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

Issuance of common stock —
restricted	28,208	29	(29)	-	-	-

Stock compensation expense — restricted	-	-	214,852	-	-	214,852

Stock compensation expense — non-qualified stock options	-	-	28,969	-	-	28,969

Offering costs for the Issuance of common stock /
At-the-market offering	-	-	(17,324)	-	-	(17,324)

Foreign currency translation — gain	-	-	-	19,633	-	19,633

Net loss	-	-	-	-	(204,731)	(204,731)

Balance, June 30, 2021	9,099,560	$9,100	$101,871,610	$(139,931)	$(59,476,586)	$42,264,193

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)			(818,211)

Issuance of common stock — restricted	50,345	51	(49,275)	-	-	(49,224)

Issuance of common stock — warrants	-	-	108,000	-	-	108,000

Stock compensation expense — restricted	-	-	179,741	-	-	179,741

Foreign currency translation — (loss)	-	-	-	(4,835)	-	(4,835)

Net loss	-	-	-		(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

Issuance of common stock — restricted	29,691	30	(30)	-	-	-

Stock compensation expense — restricted	-	-	89,385	-	-	89,385

Foreign currency translation — (loss)	-	-	-	(134,854)	-	(134,854)

Net loss	-	-	-	-	(13,759,209)	(13,759,209)

Balance, June 30, 2022	8,725,476	$8,726	$100,934,729	$(381,275)	$(73,668,289)	$26,893,891

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

Nature of Operations

The Company is a leading provider of Technology Management as a Service (TMaaS). The Company’s TMaaS platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Technology Management System (ITMS™). The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TMaaS platform. The Company’s TMaaS platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2022 and for each of the three and six month periods ended June 30, 2022 and 2021, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheet as of June 30, 2022 and December 31, 2021

Deferred payroll tax payments of $246,000 was included in accrued liabilities on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. There were no significant changes in accounting estimates used by management during the quarter, except for the goodwill impairment adjustment discussed below.

Segment Reporting

The Company’s TMaaS offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 16 for detailed information regarding the composition of revenues.

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2022 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

3. Business Combination

On October 1, 2021, the Company completed the acquisition of specified assets of IT Authorities, Inc. (ITA) to increase its capabilities and broaden its footprint in the commercial sector. The closing purchase price paid by the Company consisted of $4.75 million in cash and 75,000 fully vested warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $5.33 per share (“Warrants”) exercisable for a period of four years. In addition, the Company agreed to pay contingent consideration to the seller as follows: (i) up to an additional $250,000 and 75,000 Warrants exercisable for four years depending on the EBITDA of the business in 2021; (ii) up to an additional $1.0 million and 150,000 Warrants exercisable for three years depending on the EBITDA of the business in 2022; (iii) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the business in 2023; and (iv) up to an additional $1.0 million and 125,000 Warrants exercisable for three years depending on the EBITDA of the Business in 2024. In addition, the Company entered into employment agreements with two of the founders of the seller and in the event of the termination of either employee without cause (or by the employee for good reason), the contingent consideration payable under the purchase agreement will be deemed earned and payable for earn-out periods that have not been completed at the time of termination. During the first quarter of 2022, the Company issued 75,000 warrants and paid cash of approximately $250,000 related to ITA achieving EBITDA target for 2021.

The following supplemental unaudited pro forma information sets forth unaudited consolidated financial information for the year ended December 31, 2021 for the Company assuming we completed the acquisition on January 1, 2021:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2021	2021
	(a)	(a)
Revenues	$22,493	$45,360
Net (Loss) Income	(148)	442

(a)

To reflect on a pro forma basis unaudited consolidated financial information assuming we completed the acquisition on January 1, 2021. The unaudited financial information presented herein were derived from historical internally prepared financial statements with certain adjustments for ITA and WidePoint’s audited financial statements.

4. Fair Value Measurements

The following tables present information about the Company’s liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in	Significant Other
	JUNE 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Liabilities:
Contingent consideration - cash settled	$-	$-	$-	$-
Contingent consideration - warrants	-	-	-	-
Contingent consideration - cash settled, net of current portion	338,000	-	-	338,000
Contingent consideration - warrants, net of current portion	42,000	-	-	42,000
Total liabilities measured and recorded at fair value	$380,000	$-	$-	$380,000

		Quoted Prices in	Significant Other
	DECEMBER 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$250,000	$-	$-	$250,000
Contingent consideration - warrants	108,000	-	-	108,000
Contingent consideration - cash settled, net of current portion	1,095,000	-	-	1,095,000
Contingent consideration - warrants, net of current portion	252,000	-	-	252,000
Total liabilities measured and recorded at fair value	$1,705,000	$-	$-	$1,705,000

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

The following table presents a reconciliation of the change in fair value of contingent consideration for the three and six months ended June 30, 2022:

Contingent consideration, December 31, 2021	$1,705,000

Change in fair value (gain) reported in the consolidated statement of operations	(301,000)

Contingent consideration settled - cash	(171,000)

Contingent consideration settled - warrants	(108,000)

Contingent consideration, March 31, 2022	1,125,000

Change in fair value (gain) reported in the consolidated statement of operations	(666,000)

Contingent consideration settled - cash	(79,000)

Contingent consideration, June 30, 2022	$380,000

5. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Government (1)	$10,485,480	$11,010,794
Commercial (2)	1,984,143	1,588,778
Gross accounts receivable	12,469,623	12,599,572
Less: allowances for doubtful
accounts (3)	45,023	62,988

Accounts receivable, net	$12,424,600	$12,536,584

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

(3) For the six month period ended June 30, 2022, the Company did not recognize any material provisions of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Customer Type	2022	2021	2022	2021
	(Unaudited)
U.S. Federal Government (1)	80.5%	83.3%	79.1%	82.6%
U.S. State & Local and Foreign Governments	0.5%	0.4%	0.6%	0.4%
Commercial	18.9%	16.3%	20.2%	17.0%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2022	2021
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	96%	97%
Commercial	4%	3%

7. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Inventories	$724,037	$590,065
Prepaid rent, insurance and other assets	920,985	1,307,548
Qualified payroll credit receivable	1,144,365	1,296,396

Total other current assets	$2,789,387	$3,194,009

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Carrier service costs	$6,808,710	$8,771,660
Salaries and payroll taxes	2,071,688	2,213,356
Inventory purchases, consultants and other costs	1,073,639	1,345,900
U.S. Income tax payable	(188,370)	(23,562)
Other	44,682	37,072

	$9,810,349	$12,344,426

8. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Computer hardware and software	$3,106,774	$2,700,807
Furniture and fixtures	501,175	454,401
Leasehold improvements	278,892	298,352
Automobiles	123,678	137,105
Gross property and equipment	4,010,519	3,590,665
Less: accumulated depreciation and
amortization	2,857,629	2,749,532

Property and equipment, net	$1,152,890	$841,133

During the three month and six month periods ended June 30, 2022, property and equipment depreciation expense was approximately $110,000 and $204,200, respectively. During the three month and six month periods ended June 30, 2021, property and equipment depreciation expense was approximately $104,140 and $206,500, respectively.

During the six month periods ended June 30, 2022 and 2021, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2022 and 2021.

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

10. Goodwill and Intangible Assets

Goodwill consisted of the following:

JUNE 30,
2022

Balances, January 1	$22,088,578
Impairment charge	(16,277,000)

Balances, June 30	$5,811,578

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of 2022, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets as of June 30, 2022. As a result of this review and additional testing, the Company did not identify an impairment to its definite-lived intangible assets or other long lived assets, but the Company did identify an impairment to goodwill resulting in recording a $16.3 million non-cash goodwill impairment charge for the three month period ended June 30, 2022.

For the June 30, 2022, the Company performed its additional goodwill impairment test with support from an external consultant and estimated the fair value of its single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of our reporting unit. The future cash flows for the reporting unit were projected based upon our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our DCF analysis, the Company projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA.

As compared to the Company’s impairment testing on December 31, 2021, for the June 30, 2022 testing the Company updated certain inputs into the valuation models, including the discount rate used in the DCF analysis which increased reflecting, in part, higher interest rates and market volatility, and also the market factors used in the market approach. In addition, the Company reviewed its estimated future cash flows used in the impairment assessment and due to updated business conditions made reductions to those estimates, including revenues, margin, and capital expenditures, to reflect its best estimates as of such date..

Intangible assets consists of the following as of June 30, 2022:

	JUNE 30, 2022

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(184,950)	$2,207,050
Channel Relationships	2,628,080	(1,430,844)	1,197,236
Internally Developed Software	3,767,380	(1,931,239)	1,836,141
Trade Name and Trademarks	1,330,472	(210,647)	1,119,825

	$10,117,932	$(3,757,680)	$6,360,252

	DECEMBER 31, 2021

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(61,650)	$2,330,350
Channel Relationships	2,628,080	(1,343,241)	1,284,839
Internally Developed Software	3,082,705	(1,633,516)	1,449,189
Trade Name and Trademarks	1,330,472	(165,964)	1,164,508

	$9,433,257	$(3,204,371)	$6,228,886

For the three and six month periods ended June 30, 2022, the Company capitalized $1.1 million and $1.9 million, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDITM application, secure identity management technology and secure network operations center of which $699,360 was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

For the three and six month periods ended June 30, 2021, the Company capitalized $178,000 and $519,000, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ secure identity management technology and secure network operations center of which $38,500 was transferred from capital work in progress to internally developed software during the quarter.

There were no disposals of intangible assets during the six month period ended June 30, 2022. During the six month period ended June 30, 2021, the Company disposed of fully amortized intangible assets with a historical cost and accumulated amortization of $1,980,000.

The aggregate amortization expense recorded for the three month periods ended June 30, 2022 and 2021 were approximately $305,900 and $120,300 respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2022 and 2021 were approximately $592,500 and $239,300 respectively.

As of June 30, 2022, estimated annual amortization for our intangible assets for each of the next five years is approximately:

Remainder of 2022	$664,399
2023	1,293,569
2024	1,065,112
2025	602,153
2026	511,170
Thereafter	2,223,849
Total	$6,360,252

11. Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit as described below.

Effective, June 15, 2022, the Company entered into a seventh modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement (i) extended the maturity date of the facility from June 15, 2022 through June 15, 2023, (ii) removed the current ratio and interest coverage ratio financial covenants, (iii) increased the tangible net worth covenant from $2,000,000 to $6,500,000, (iv) added a minimum EBITDA covenant that requires that the Company’s Adjusted EBITDA to not be less than $1,000,000 on a trailing 12-month basis as of the last day of each quarter (See Note 18) and (v) modified the definition of Borrowing Base.

Effective, June 27, 2022, the Company entered into an eighth Modification Agreement with Atlantic Union Bank to amend the existing Loan Agreement to increase the working capital revolving line of credit from $5.0 million to $7.0 million.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of June 30, 2022, the Company was eligible to borrow up to $7.0 million under the borrowing base formula and was in compliance with all covenants under the Loan Agreement.

12. Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward. As of June 30, 2022, the Company was not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either June 30, 2022 or December 31, 2021. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of June 30, 2022, the Company had approximately $34.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes. These federal NOL carry forwards expire between 2022 and 2038. Included in the recorded deferred tax asset, the Company had a benefit of approximately $38.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. There were no changes to the valuation allowance as of June 30, 2022. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

13. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of June 30, 2022, there were 8,725,476 shares issued and outstanding. During the six month period ended June 30, 2022, there were 83,728 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows. During the six month period ended June 30, 2021, there were 132,384 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the six month period ended June 30, 2022. Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the six month period ended June 30, 2021, were 2,500 and $10,250, respectively.

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

Stock Repurchase Program

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the three month period ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the Board suspended the repurchase plan in order to use the company’s excess funds to invest into the business.

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

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company did not sell any shares during the six months ended June 30, 2022. The Company did not sell any shares during the three month period ended June 30, 2021. During the three month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and incurred $62,700 of offering costs.

14. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
Restricted stock compensation expense	$89,385	$214,852	$269,126	$371,959
Non-qualified option stock compensation expense	-	28,969	-	54,704

Total share-based compensation before taxes	$89,385	$243,821	$269,126	$426,663

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

Restricted Stock

The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when vested and included in the total number of common shares issued and outstanding. During the six month period ended June 30, 2022, the Company granted 56,300 RSAs. During the six month period ended June 30, 2021, the Company granted 83,326 RSAs.

Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the six month periods ended June 30, 2022 and 2021.

At June 30, 2022, the Company had approximately $239,700 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.3 years.

15. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
Basic Earnings Per Share Computation:
Net (loss) income	$(13,759,209)	$(204,731)	$(14,152,106)	$380,693
Weighted average number of common shares	8,696,111	9,072,281	8,739,043	9,033,905
Basic Earnings Per Share	$(1.58)	$(0.02)	$(1.62)	$0.04

Diluted Earnings Per Share Computation:
Net (loss) income	$(13,759,209)	$(204,731)	$(14,152,106)	$380,693

Weighted average number of common shares	8,696,111	9,072,281	8,739,043	9,033,905
Incremental shares from assumed conversions of dilutive securities	-	-	-	157,627
Adjusted weighted average number of common shares	8,696,111	9,072,281	8,739,043	9,191,532

Diluted Earnings Per Share	$(1.58)	$(0.02)	$(1.62)	$0.04

16. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
Carrier Services	$12,500,358	$11,898,302	$25,432,413	$23,247,174
Managed Services	10,556,996	8,085,118	20,061,368	17,387,089

	$23,057,354	$19,983,420	$45,493,781	$40,634,263

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
U.S. Federal Government	$18,572,618	$16,649,566	$36,006,341	$33,581,297
U.S. State and Local Governments	100,879	64,705	227,021	118,088
Foreign Governments	24,059	12,993	56,466	39,089
Commercial Enterprises	4,359,798	3,256,156	9,203,953	6,895,789

	$23,057,354	$19,983,420	$45,493,781	$40,634,263

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021
	(Unaudited)
North America	$22,236,044	$18,763,660	$43,670,678	$38,173,804
Europe	821,310	1,219,760	1,823,103	2,460,459

	$23,057,354	$19,983,420	$45,493,781	$40,634,263

During the three months ended June 30, 2022 and 2021, the Company recognized approximately $580,100 and $568,000, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.

During the six months ended June 30, 2022 and 2021, the Company recognized approximately $1,660,000 and $1,510,000, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.

17. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

18. Subsequent Events

As a result of the impairment charge described in Note 10, the Company received from Atlantic Union Bank a clarification to its covenant calculation indicating for the impairment charge to be added to net (loss) income to arrive at Adjusted EBITDA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of the COVID-19 pandemic on our business and operations;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	The impact of supply chain issues;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	Our ability to mitigate the impact of increases in interest rates;
•	Our ability to mitigate the impact of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

In fiscal 2022, we continue to focus on the following key goals:

■	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
■	Continue to provide unmatched level of services to our current customer base,
■	Attain full FedRAMP certification in 2022 and continued technology refresh of our delivery infrastructure,
■	Grow our recurring high margin managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
■	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expand our customer base organically and inorganically,
■	Continue to leverage the R2v3 Certification to further our ESG commitment

■	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted management sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	developing and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

Results of Operations

Three Months Ended June 30, 2022 as Compared to Three Months Ended June 30, 2021

Revenues. Revenues for the three month period ended June 30, 2022 were approximately $23.1 million, an increase of approximately $3.1 million (or 15%), as compared to approximately $20.0 million in 2021. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2022	2021	Variance
	(Unaudited)
Carrier Services	$12,500,350	$11,898,300	$602,050
Managed Services:
Managed Service Fees	6,698,122	6,634,033	64,089
Billable Service Fees	986,697	1,017,669	(30,972)
Reselling and Other Services	2,872,185	433,418	2,438,767
	10,557,004	8,085,120	2,471,884

	$23,057,354	$19,983,420	$3,073,934

Our carrier services increased compared with the same period in 2021 primarily due to a large federal government customer increasing the number of phone lines we manage by approximately 75% otherwise carrier services remained relatively constant from period to period.

Our managed service fees remained relatively constant year over year however, decreases in our recycling service volumes and accessory sales business of approximately $1.5 million largely due to lower device recycling service volumes and accessory sales, were offset by approximately $1.6 million of managed services revenue from our ITA acquisition which is not included in the second quarter of 2021.

Billable service fee revenue remained consistent with the same period in 2021

Reselling and other services increased by $2.4 million or 600% from $0.4 million as compared to last year due to product resales to federal government customers.  In particular, during the three months ended June 30, 2022, we completed a large resale of Unified Endpoint Management (UEM) software licenses to a single federal government customer in the amount of $1.7 million. Additionally, the increase was bolstered by approximately $450,000 of reselling to mostly commercial customers from our ITA acquisition which was not included in our 2021 results. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three months period ended June 30, 2022 were approximately $19.7 million (or 86% of revenues), as compared to approximately $16.0 million (or 80% of revenues) in 2021. The increase in cost of revenues was driven by incremental cost of revenue in the approximate amount of $1.7 million related to ITA, for which results were not included second quarter of 2021 results.

Gross Profit. Gross profit for the three months period ended June 30, 2022 was approximately $3.3 million (or 14% of revenues), as compared to approximately $3.9 million (or 20% of revenues) in 2021. The lower gross margin is related to the relative lower margin percentage of ITA in the second quarter of 2022 which was a result of increased labor costs experienced in our commercial business. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2022 was approximately $---0.6 million (or -2% of revenues), as compared to approximately $0.5 million (or 3% of revenues) in 2021. We continue to invest in our business development and sales team assets as identified as one of our key goals for 2022.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2022 were approximately $3.8 million (or 17% of revenues), as compared to approximately $3.3 million (or 16% of revenues) in 2021. The increase in general and administrative expense is due in part to an additional $0.7 million of additional general and administrate expenses related to ITA and due to increased labor costs and data center costs.

Goodwill Impairment. We recorded non-cash goodwill impairment charge of $16.3 million for the three month period ended June 30, 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2021. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 10, Goodwill, to our condensed consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2022 was approximately $274,000 as compared to approximately $254,000 in 2021. The increase in depreciation and amortization expense reflects the decrease in our depreciable asset base.

Other Income. Other income (expense) for the three month period ended June 30, 2022 was approximately $611,300 as compared to an expense of approximately $(69,100) in 2021. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration related to ITA.

Income Taxes. Income tax benefit for the three month period ended June 30, 2022 was approximately $3.2 million as compared to income tax expense of $72,900 in 2021. The increase in income tax benefit was primarily due to the effect of the goodwill impairment charge of $16.3 million. Income taxes were accrued at an estimated effective tax rate of 28.2% for the three months ended June 30, 2022 compared to 27.3% for the three months ended June 30, 2021.

Net Loss. As a result of the goodwill impairment of $16.3 million in 2022 and the other cumulative factors annotated above, net loss for the three month period ended June 30, 2022 was approximately $13.8 million as compared to net loss of approximately $204,700 million in the same period last year.

Six Months Ended June 30, 2022 as Compared to Six Months Ended June 30, 2021

Revenues. Revenues for the six month period ended June 30, 2022 were approximately $45.5 million, an increase of approximately $4.9 million (or 12%), as compared to approximately $40.6 million in 2021. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2022	2021	Variance
	(Unaudited)
Carrier Services	$25,432,409	$23,247,170	$2,185,239
Managed Services:
Managed Service Fees	13,956,399	14,893,462	(937,063)
Billable Service Fees	2,106,803	2,039,186	67,617
Reselling and Other Services	3,998,170	454,445	3,543,725
	20,061,372	17,387,093	2,674,279

	$45,493,781	$40,634,263	$4,859,518

In the six months ended June 30, 2022 our carrier services increased by $2.2 million, or 9% to $25.4 million from $23.2 million in the same period in 2021 primarily due to carrier credits of approximately $1.7 million included in the first quarter of 2021 that did not occur during the first six months of 2022, and a large federal government customer increasing the number of phone lines we manage by approximately 75% during 2022.

Our managed service fees decreased by $0.9 million, or (6%) to $14 million from $14.9 million in the same period of 202largely due to lower device recycling service volumes and accessory sales, which was partially offset by approximately $3.2 million of managed services revenue from our ITA acquisition which is not included in the first half of 2021.

Billable service fee revenue remained consistent with the same period in 2021

Reselling and other services increased by $3.5 million, or 770% to $4 million as compared to $0.5 million last year due to product resales to federal government customers.  In particular, during the six months ended June 30, 2022, we completed a large resale of Unified Endpoint Management (UEM) software licenses to a single federal government customer in the amount of $1.7 million occurring in the second quarter of 2022. Additionally, the increase was bolstered by approximately $1.1 million of reselling to mostly commercial customers from our ITA acquisition which was not included in our 2021 results. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2022 were approximately $38.3 million (or 84% of revenues), as compared to approximately $31.9 million (or 79% of revenues) in 2021. The increase in cost of revenues was driven by a reduction to cost of revenues of approximately $1.7 million related to carrier credits booked in the first quarter of 2021 but not in the first quarter of 2022, and incremental cost of revenue in the approximate amount of $3.5 million related to ITA, for which results were not included first half of 2021 results.

Gross Profit. Gross profit for the six month period ended June 30, 2022 was approximately $7.2 million (or 16% of revenues), as compared to approximately $8.7 million (or 21% of revenues) in 2021. The lower gross margin is related to the relative lower margin percentage of ITA in the second quarter of 2022 which was a result of increased labor costs experienced in our commercial business. Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2022 was approximately $1.1 million (or -3% of revenues), as compared to approximately $1.0 million (or 2% of revenues) in 2021. We continue to invest in our business development and sales team assets as identified as one of our key goals for 2022.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2022 were approximately $7.6 million (or 17% of revenues), as compared to approximately $6.6 million (or 16% of revenues) in 2021. The increase in general and administrative expense is due in part to an additional $1.5 million of additional general and administrative expenses related to ITA and due to increased labor costs.

Goodwill Impairment. We recorded non-cash goodwill impairment charge of $16.3 million for the six month period ended June 30, 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2021. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 10, Goodwill, to our condensed consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2022 was approximately $538,450 as compared to approximately $504,700 in 2021. The increase in depreciation and amortization expense reflects the decrease in our depreciable asset base.

Other Income (Expense). Other income (expense) for the six month period ended June 30, 2022 was approximately $855,400 as compared to approximately an expense of $(135,200) in 2021. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration.

Income Taxes. Income tax benefit for the six month period ended June 30, 2022 was approximately $3.3 million as compared to income tax expense of $96,400 in 2021. The increase in income tax benefit was primarily due to the effect of the goodwill impairment charge of $16.3 million. Income taxes were accrued at an estimated effective tax rate of 28.2% for the six month period ended June 30, 2022 compared to 27.0% for the six month period ended June 30, 2021.

Net (Loss) Income. As a result of the goodwill impairment of $16.3 million in 2022 and the other cumulative factors annotated above, net loss for the six month period ended June 30, 2022 was approximately $14.29 million as compared to net income of approximately $380,700 million in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $7.0 million. In addition, we maintain an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At June 30, 2022, our net working capital was approximately $3.2 million as compared to $7.1 million at December 31, 2021. The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs and the repurchase of our common stock during the first quarter of 2022, which was partially offset by temporary receivable/payable timing differences. We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. No shares were sold during the six month period ended June 30, 2022. The Company had remaining capacity of $18.2 million as of June 30, 2022.

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

For the six months ended June 30, 2022, net cash provided by operations was approximately $4.2 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $0.4 million net cash used in operations for the six months ended June 30, 2021.

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

For the six months ended June 30, 2022, cash used in investing activities was approximately $2.2 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center, and TDI™.

For the six months ended June 30, 2021, cash used in investing activities was approximately $1.2 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the six months ended June 30, 2022, cash used in financing activities was approximately $1.2 million and reflects lease principal repayments of approximately $297,100, repurchases of common stock of $818,200 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2022 and 2021, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $152,400 as compared to last year.

Inflation

The Company has seen impacts of wage inflation across the Company, especially in its commercial ITA business. Due to the on-going conditions, however, there is the possibility that we will face additional inflationary pressures in certain aspects of our business operations, such as equipment and labor costs, in the future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Critical Accounting Estimates and Policies

Other than as described below, our critical accounting policies and estimates have not changed from those reported in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K.

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

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. As of December 31, 2021, we performed our annual goodwill impairment test and concluded that goodwill was no impaired. During the 2nd quarter of 2022, we concluded that substantial and sustained decreases in our share price was a triggering event prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles, as of June 30, 2022.

As compared to the Company’s impairment testing on December 31, 2021, for the June 30, 2022 testing the Company updated certain inputs into the valuation models, including the discount rate used in the DCF analysis which increased reflecting, in part, higher interest rates and market volatility, and also the market factors used in the market approach. In addition, the Company reviewed its estimated future cash flows used in the impairment assessment and due to updated business conditions made reductions to those estimates, including revenues, margin, and capital expenditures, to reflect its best estimates as of such date..

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Plan

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock. During the quarter ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the board suspended the repurchase plan in order to use the company’s excess funds to invest into the business.

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Management Changes

On August 12, 2022, WidePoint Corporation (the “Company”) promoted Todd Dzyak to the position of Chief Operating Officer and Ian Sparling to the position of Chief Operating Officer, International and CEO of Soft-Ex effective immediately. In addition, Jason Holloway transitioned from Executive Vice President, Chief Sales and Marketing Officer, and President of WidePoint Cybersecurity Solutions Corporation to Chief Revenue Officer, effective immediately.

Todd Dzyak

Prior to his appointment as the Company’s Chief Operating Officer, Mr. Dzyak, age 49, has served as the President of the Company’s subsidiary, WidePoint Integrated Solutions Corp., a position held since 2017. Prior to such time, Mr. Dzyak served as Sr. Vice President, Telecom Expense Management Operations from 2007 to 2017. Mr. Dzyak has a Bachelor of Science in Psychology from Bowling Green State University.

The Company has an employment agreement with Mr. Dzyak with an initial term until December 31, 2023 providing the following: (i) an annual base salary of $275,000; (ii) an annual target bonus opportunity equal to 50% of the base salary (with a maximum of 100% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company); (iii) participation in the Company’s employee benefit plans and (iv) four (4) weeks of vacation. The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as described in the employment agreement) or his voluntary resignation for a Good Reason (as described in the employment agreement). If Mr. Dzyak is terminated without Cause or for Good Reason prior to the first anniversary of the employment agreement, he will receive severance compensation payable in a lump-sum of cash equal to six (6) months of base salary and a pro rata bonus amount. If Mr. Dzyak is terminated without Cause or for Good Reason after the first anniversary of the employment agreement, he will receive severance compensation payable in a lump-sum of cash equal to twelve (12) months of base salary and a pro rata bonus amount. Any severance payments are conditioned the execution of a general release in favor of the Company.

There are no family relationships between Mr. Dzyak and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, there have been no transactions involving Mr. Dzyak that would require disclosure under Item 404(a) of Regulation S-K.

A copy of the employment agreement with Mr. Dzyak is filed herewith as Exhibits 10.1 and 10.2, respectively, and the foregoing description is qualified by reference to the full text thereof.

Ian Sparling

Prior to his appointment as the Company’s Chief Operating Officer, International and CEO of Soft-ex, Mr. Sparling, age 56, served as the CEO of Soft-ex a position held since 2006 having previously held the position of CFO 2001 to 2005. Prior to such time. Mr. Sparling served as Group Financial Controller of Fitzwilton Plc from 1993 to 2001 and qualified as a chartered accountant with PWC in 2000. He is a Fellow of the Institute of Chartered Accountants, holds a with a keen interest in both Strategy and Leadership, Mr. Sparling is a guest lecturer for a number of MBA programs. Mr. Sparling has a Bachelor of Commerce degree along with a post graduate in finance, from University College Dublin. He also holds a Diploma in International Selling from the Technological University Dublin’ .

The Company has an employment agreement with Mr. Sparling for a current term ending December 31, 2023. Under the employment agreement, Mr. Sparling shall be eligible to receive bonus compensation of up to 100% of his annual salary (currently €250,000). Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 and we will contribute up to €15,000 to his pension scheme. The employment period will continue unless terminated earlier by (i) Mr. Sparling upon not less than 3 months’ advance written notice or us upon not less than 9 months’ advance written notice, (ii) us or Mr. Sparling with Good Reason (as defined therein), immediately, provided that the remuneration to which Mr. Sparling is entitled under the Employment Agreement shall continue for a period of 9 months following such termination (which shall be increased to 12 months if within a specified period of a change in control), or (iii) us upon the occurrence of certain events or actions by Mr. Sparling, including Mr. Sparling being declared bankrupt or being found guilty of fraud, serious misconduct or willful neglect to carry out his duties under the employment agreement.

There are no family relationships between Mr. Sparling and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, there have been no transactions involving Mr. Sparling that would require disclosure under Item 404(a) of Regulation S-K.

A copy of the employment agreement with Mr. Sparling is filed herewith as Exhibits 10.3 and 10.4, respectively, and the foregoing description is qualified by reference to the full text thereof.

Long-term Incentive Plan

On August 12, 2022, the Compensation Committee of the Board of Directors approved a Long-¬Term Incentive Plan (the “Plan”) designed to increase long-¬term stockholder value, align the Company’s plan with the objectives of key executives and to retain key executives in a competitive environment over a three year performance period. The Plan is a performance based plan over a term a three years (2023¬2025), with the performance goals being (i) to increase revenue; and (ii) to increase Adjusted EBITDA as a percentage of revenue. The Plan establishes a pool of 500,000 shares of the Company’s common stock to be awarded as performance share units and restricted share units to be allocated among the participants. The restricted share units would vest annually over the three year period and the performance share units would vest, if earned, after the completion of the three year performance period. The shares of common stock to be awarded pursuant to the Plan will be subject to stockholder approval of a new or amended omnibus incentive plan in order to increase the number of shares available for award. Upon a termination of a participating executive without cause (or by the executive for good reason), a pro rata portion of the shares awarded would be deemed earned. Upon a change of control occurring after December 31, 2023, the shares would be deemed earned (subject to time vesting). The Compensation Committee of the Board has discretion with respect to the vesting of any awards upon a change of control occurring prior to December 31, 2023.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

Exhibit 10.1*	Employment Agreement with Todd Dzyak (filed herewith)

Exhibit 10.2*	Employment Modification Agreement with Todd Dzyak (filed herewith)

Exhibit 10.3*	Employment Agreement with Ian Sparling (filed herewith)

Exhibit 10.4*	Employment Modification Agreement with Ian Sparling (filed herewith)

Exhibit 10.5*	Employment Modification Agreement with Jason Holloway (filed herewith)

Exhibit 10.6	Modification Agreement with Access National Bank (incorporated by reference from Form 8-K filed on June 22, 2022)

Exhibit 10.7	Modification Agreement with Access National Bank (incorporated by reference from Form 8-K filed on June 30, 2022)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 15, 2022	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 15, 2022	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

