Form 10-Q
period 2022-09-30
WIDEPOINT CORP
filed 2022-11-14
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 14, 2022, there were 8,725,476 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
REVENUES	$25,271,572	$22,251,282	$70,765,353	$62,885,545
COST OF REVENUES (including amortization and depreciation of
$366,885, $133,756, $961,341, and $373,089, respectively)	21,472,120	18,588,268	59,749,532	50,514,391

GROSS PROFIT	3,799,452	3,663,014	11,015,821	12,371,154

OPERATING EXPENSES
Sales and marketing	527,726	489,721	1,665,518	1,505,548
General and administrative expenses (including share-based
compensation of $115,141, $235,469, $384,267 and $662,132, respectively)	3,595,145	2,101,083	11,157,690	8,676,332
Goodwill impairment	-	-	16,277,000	-
Depreciation and amortization	272,203	263,192	810,652	767,940

Total operating expenses	4,395,074	2,853,996	29,910,860	10,949,820

(LOSS) INCOME FROM OPERATIONS	(595,622)	809,018	(18,895,039)	1,421,334

OTHER INCOME (EXPENSE)
Interest income	6,398	968	17,126	3,535
Interest expense	(62,841)	(67,372)	(189,188)	(207,678)
Other (expense) income	(6,999)	25,158	964,004	27,656

Total other income (expense)	(63,442)	(41,246)	791,942	(176,487)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(659,064)	767,772	(18,103,097)	1,244,847
INCOME TAX (BENEFIT) PROVISION	(118,181)	232,888	(3,410,108)	329,270

NET (LOSS) INCOME	$(540,883)	$534,884	$(14,692,989)	$915,577

BASIC EARNINGS PER SHARE	$(0.06)	$0.06	$(1.68)	$0.10

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,725,476	9,129,406	8,734,471	9,066,088

DILUTED EARNINGS PER SHARE	$(0.06)	$0.06	$(1.68)	$0.10

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,725,476	9,158,396	8,734,471	9,182,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
NET (LOSS) INCOME	$(540,883)	$534,884	$(14,692,989)	$915,577

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(118,524)	(49,979)	(258,213)	(85,295)

Other comprehensive (loss) income	(118,524)	(49,979)	(258,213)	(85,295)

COMPREHENSIVE (LOSS) INCOME	$(659,407)	$484,905	$(14,951,202)	$830,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,061,320	$6,479,980
Accounts receivable, net of allowance for doubtful accounts
of $41,313 and $62,988 in 2022 and 2021, respectively	13,559,112	12,536,584
Unbilled accounts receivable	7,024,861	10,937,415
Other current assets	2,927,804	3,194,009

Total current assets	28,573,097	33,147,988

NONCURRENT ASSETS
Property and equipment, net	1,062,614	841,133
Lease right of use asset, net	4,892,349	6,273,211
Intangible assets, net	6,637,747	6,228,886
Goodwill	5,811,578	22,088,578
Deferred tax assets, net	8,289,372	5,127,482
Other long-term assets	2,931,994	1,782,060

Total assets	$58,198,751	$75,489,338

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,103,368	$10,263,015
Accrued expenses	8,548,396	12,344,426
Deferred revenue	1,934,162	2,280,894
Current portion of lease liabilities	645,019	794,175
Current portion of contingent consideration	-	358,000

Total current liabilities	26,230,945	26,040,510

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,860,381	6,025,691
Contingent consideration, net of current portion	387,000	1,347,000
Deferred revenue, net of current portion	370,800	400,142

Total liabilities	31,849,126	33,813,343

Commitments and contingencies (Note 17)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,725,476 and 8,842,026 shares issued and outstanding, respectively	8,726	8,842
Additional paid-in capital	101,049,870	101,424,922
Accumulated other comprehensive loss	(499,799)	(241,586)
Accumulated deficit	(74,209,172)	(59,516,183)

Total stockholders equity	26,349,625	41,675,995

Total liabilities and stockholders equity	$58,198,751	$75,489,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,692,989)	$915,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(3,176,568)	(20,150)
Depreciation expense	813,624	767,856
Goodwill impairment charge	16,277,000	-
(Recovery) provision for doubtful accounts	244	(24,544)
Amortization of intangibles	958,369	373,089
Share-based compensation expense	384,267	662,132
Warrants expense	108,000	-
Change in fair value of contingent consideration	(960,000)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	2,804,675	30,807,310
Inventories	47,618	(207,823)
Other current assets	209,399	(1,755,636)
Other assets	27,966	27,161
Accounts payable and accrued expenses	1,080,368	(30,169,455)
Income tax payable	7,600	272,523
Deferred revenue and other liabilities	(314,226)	1,566,000
Other liabilities	(358,000)	246,037

Net cash provided by operating activities	3,217,347	3,460,077

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(239,233)	(163,031)
Capitalized hardware and software development costs	(2,823,887)	(1,776,382)

Net cash used in investing activities	(3,063,120)	(1,939,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	4,455,523	-
Repayments of bank line of credit advances	(4,455,523)	-
Principal repayments under finance lease obligations	(446,691)	(428,415)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(49,224)	(140,865)
Common stock repurchased	(818,211)	-
Issuance of common stock/At-the-market offering, net of issuance costs	-	1,071,045
Proceeds from exercise of stock options	-	179,273

Net cash (used in) provided by financing activities	(1,314,126)	681,038

Net effect of exchange rate on cash and equivalents	(258,761)	(96,110)

NET (DECREASE) INCREASE IN CASH	(1,418,660)	2,105,592

CASH AND CASH EQUIVALENTS, beginning of period	6,479,980	15,996,749

CASH AND CASH EQUIVALENTS, end of period	$5,061,320	$18,102,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$141,924	$207,613
Cash paid for income taxes	$27,559	$186,063

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$90,854	$75,558
Leased assets and lease liabilities terminated	$876,281	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

			(Unaudited)

Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$59,857,279)	$40,551,723
Issuance of common stock options exercises	2,500	2	10,248	-	-	10,250
Issuance of common stock restricted	91,650	92	(140,986)	-	-	(140,894)
Issuance of common stock through at-the-market offering program, net of issuance costs of $333,305	100,687	101	1,088,297	-	-	1,088,398
Share-based compensation expense restricted	-	-	157,107	-	-	157,107
Share-based compensation expense non-qualified stock options	-	-	25,735	-	-	25,735
Foreign currency translation —
loss	-	-		(54,949)	-	(54,949)
Net income	-	-	-	-	585,424	585,424

Balance, March 31, 2021	9,071,352	$9,071	$101,645,142	$(159,564)	$(59,271,855)	$42,222,794

Issuance of common stock —
restricted	28,208	29	29	-	-	-
Share-based compensation expense —
restricted	-	-	214,852	-	-	214,852
Share-based compensation expense —
non-qualified stock options	-	-	28,969	-	-	28,969
Offering costs for the Issuance of common stock /
At-the-market offering	-	-	17,324	-	-	(17,324)
Foreign currency translation —
gain	-	-	-	19,633	-	19,633
Net loss	-	-	-	-	204,731	(204,731)

Balance, June 30, 2021	9,099,560	$9,100	$101,871,610	$(139,931)	$(59,476,586)	$42,264,193

Issuance of common stock —
options exercises	38,586	38	168,985	-	-	169,023
Share-based compensation expense —
restricted	-	-	210,602	-	-	210,602
Share-based compensation expense —
non-qualified stock options	-	-	24,867	-	-	24,867
Foreign currency translation —
gain	-	-	-	(49,979)	-	(49,979)
Net income	-	-	-	-	534,884	534,884

Balance, September 30, 2021	9,138,146	$9,138	$102,276,064	$(189,910)	$(5,891,702)	$43,153,590

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)

Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)			(818,211)
Issuance of common stock restricted	50,345	51	(49,275)	-	-	(49,224)
Issuance of common stock warrants	-	-	108,000	-	-	108,000
Share-based compensation expense —
restricted	-	-	179,741	-	-	179,741
Foreign currency translation —
(loss)	-	-	-	(4,835)	-	(4,835)
Net loss	-	-	-		(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

Issuance of common stock —
restricted	29,691	30	(30)	-	-	-
Share-based compensation expense —
restricted	-	-	89,385	-	-	89,385
Foreign currency translation —
(loss)	-	-	-	(134,854)		(134,854)
Net loss	-	-	-	-	(13,759,209)	(13,759,209)

Balance, June 30, 2022	8,725,476	$8,726	$100,934,729	$(381,275)	$(73,668,289)	$26,893,891

Share-based compensation expense —
restricted	-	-	115,141	-	-	115,141
Foreign currency translation —
(loss)	-	-	-	(118,524)	-	(118,524)
Net loss	-	-	-	-	(540,883)	(540,883)

Balance, September 30, 2022	8,725,476	$8,726	$101,049,870	$(499,799)	$(74,209,172)	$26,349,625

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2022 and for each of the three and nine month periods ended September 30, 2022 and 2021, respectively, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future.  The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheet as of September 30, 2022 and December 31, 2021

Deferred payroll tax payments of $246,000 was included in accrued liabilities on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Software Development Costs

The Company applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended.

The Company also applies the principles of FASB ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“ASC 985-20”). ASC 985-20 requires that software development costs incurred in conjunction with development of computer software to be sold to be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, development costs of computer software to be sold are capitalized and reported at the lower of unamortized cost or net realizable value of the related product.

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2022 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

The following supplemental unaudited pro forma information sets forth unaudited consolidated financial information for the three and nine months ended September 20, 2021 for the Company assuming we completed the acquisition on January 1, 2021:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2021	2021
	(a)	(a)
Revenues	$25,026	$70,386
Net Income	981	1,423

(a)    To reflect on a pro forma basis unaudited consolidated financial information for the three and nine months ended September 30, 2021 for the Company assuming we completed the acquisition on January 1, 2021. The unaudited financial information presented herein were derived from historical internally prepared financial statements with certain adjustments for ITA and WidePoint’s audited financial statements.

4.	Fair Value Measurements

The following tables present information about the Company's liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in	Significant Other	Unobservable
	SEPTEMBER 30,	Active Markets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:	(Unaudited)
Contingent consideration - cash settled	$-	$-	$-	$-
Contingent consideration - warrants	-	-	-	-
Contingent consideration - cash settled, net of current portion	356,000	-	-	356,000
Contingent consideration - warrants, net of current portion	31,000	-	-	31,000
Total liabilities measured and recorded at fair value	$387,000	$-	$-	$387,000

		Quoted Prices in	Significant Other	Unobservable
	DECEMBER 31,	Active Markets	Observable Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$250,000	$-	$-	$250,000
Contingent consideration - warrants	108,000	-	-	108,000
Contingent consideration - cash settled, net of current portion	1,095,000	-	-	1,095,000
Contingent consideration - warrants, net of current portion	252,000	-	-	252,000
Total liabilities measured and recorded at fair value	$1,705,000	$-	$-	$1,705,000

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

The following table presents a reconciliation of the change in fair value of contingent consideration for the three and nine months ended September 30, 2022:

Contingent consideration, December 31, 2021	$1,705,000
Change in fair value (gain) reported in the consolidated statement of operations	(301,000)
Contingent consideration settled - cash	(171,000)
Contingent consideration settled - warrants	(108,000)
Contingent consideration, March 31, 2022	1,125,000
Change in fair value (gain) reported in the consolidated statement of operations	(666,000)
Contingent consideration settled - cash	(79,000)
Contingent consideration, June 30, 2022	380,000
Change in fair value (loss) reported in the consolidated statement of operations	7,000
Contingent consideration, September 30, 2022	$387,000

5.	Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Government (1)	$11,063,168	$11,010,794
Commercial (2)	2,537,257	1,588,778
Gross accounts receivable	13,600,425	12,599,572
Less: allowances for doubtful
accounts (3)	41,313	62,988
Accounts receivable, net	$13,559,112	$12,536,584

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

(3) For the nine month period ended September 30, 2022, the Company did not recognize any material provisions of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Customer Type	2022	2021	2022	2021
	(Unaudited)
U.S. Federal Government (1)	78.4%	87.1%	78.9%	84.2%
U.S. State & Local and Foreign Governments	0.4%	0.3%	0.5%	0.4%
Commercial	21.2%	12.6%	20.6%	15.4%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	96%	99%
Commercial	4%	1%

7.	Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Inventories	$541,798	$590,065
Prepaid rent, insurance and other assets	1,241,641	1,307,548
Qualified payroll credit receivable	1,144,365	1,296,396

Total other current assets	$2,927,804	$3,194,009

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Carrier service costs	$5,387,210	$8,771,660
Salaries and payroll taxes	2,099,958	2,213,356
Inventory purchases, consultants and other costs	1,042,920	1,345,900
U.S. Income tax (receivable) payable	-	(23,562)
Other	18,308	37,072

	$8,548,396	$12,344,426

8.	Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(Unaudited)
Computer hardware and software	$3,084,769	$2,700,807
Furniture and fixtures	491,772	454,401
Leasehold improvements	264,675	298,352
Automobiles	112,704	137,105
Gross property and equipment	3,953,920	3,590,665
Less: accumulated depreciation and
amortization	2,891,306	2,749,532

Property and equipment, net	$1,062,614	$841,133

During the three month and nine month periods ended September 30, 2022, property and equipment depreciation expense was approximately $102,000 and $305,100, respectively. During the three month and nine month periods ended September 30, 2021, property and equipment depreciation expense was approximately $89,200 and $248,900, respectively.

During the nine month periods ended September 30, 2022 and 2021, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2022 and 2021.

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

10.	Goodwill and Intangible Assets

Goodwill consisted of the following:

SEPTEMBER 30,
2022

Balances, January 1	$22,088,578
Impairment	(16,277,000)

Balances, September 30	$5,811,578

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of  2022, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets during the quarter ended June 30, 2022 As a result of this review and additional testing, the Company did not identify an impairment to its definite-lived intangible assets or other long lived assets, but the Company did identify an impairment to goodwill resulting in recording a $16.3 million non-cash goodwill impairment charge for the three month period ended June 30, 2022, and accordingly that amount is also reflected in the nine month period ended September 30, 2022.

During the three month period ended June 30, 2022, the Company performed its additional goodwill impairment test with support from an external consultant and estimated the fair value of its single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of our reporting unit. The future cash flows for the reporting unit were projected based upon our estimates of future revenue, operating income and other factors such as working capital and capital expenditures.  As part of our DCF analysis, the Company projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA.

As compared to the Company’s impairment testing on December 31, 2021, for the June 30, 2022 testing the Company updated certain inputs into the valuation models, including the discount rate used in the DCF analysis which increased reflecting, in part, higher interest rates and market volatility, and also the market factors used in the market approach.  In addition, the Company reviewed its estimated future cash flows used in the impairment assessment and due to updated business conditions made reductions to those estimates, including revenues, margin, and capital expenditures, to reflect its best estimates as of such date.

Intangible assets consists of the following:

	SEPTEMBER 30, 2022
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(239,200)	$2,152,800
Channel Relationships	2,628,080	(1,474,645)	1,153,435
Internally Developed Software	4,399,752	(2,166,391)	2,233,361
Trade Name and Trademarks	1,330,472	(232,321)	1,098,151

	$10,750,304	$(4,112,557)	$6,637,747

	DECEMBER 31, 2021
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(61,650)	$2,330,350
Channel Relationships	2,628,080	(1,343,241)	1,284,839
Internally Developed Software	3,082,705	(1,633,516)	1,449,189
Trade Name and Trademarks	1,330,472	(165,964)	1,164,508

	$9,433,257	$(3,204,371)	$6,228,886

For the three and nine month periods ended September 30, 2022, the Company capitalized $1.1 million and $2.9 million, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDITM application, secure identity management technology and secure network operations center of which $1.3 million was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

For the three and nine month periods ended September 30, 2021, the Company capitalized $607,900 and $1.8 million, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ secure identity management technology and secure network operations center of which $531,600 was transferred from capital work in progress to internally developed software during the quarter.

There were no disposals of intangible assets during the nine month period ended September 30, 2022. During the nine month period ended September 30, 2021, the Company disposed of fully amortized intangible assets with a historical cost and accumulated amortization of $1,980,000.

The aggregate amortization expense recorded for the three month periods ended September 30, 2022 and 2021 were approximately $365,800 and $133,800 respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2022 and 2021 were approximately $958,400 and $373,100, respectively.

As of September 30, 2022, estimated annual amortization for our intangible assets is approximately:

Remainder of 2022	$396,224
2023	1,504,122
2024	1,285,557
2025	716,824
2026	511,170
Thereafter	2,223,850
Total	$6,637,747

11.	Line of Credit

On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit as described below.

Effective, June 15, 2022, the Company entered into a seventh modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement (i) extended the maturity date of the facility from June 15, 2022 through June 15, 2023, (ii) removed the current ratio and interest coverage ratio financial covenants, (iii) increased the tangible net worth covenant from $2,000,000 to $6,500,000, (iv) added a minimum EBITDA covenant that requires that the Company’s Adjusted EBITDA to not be less than $1,000,000 on a trailing 12-month basis as of the last day of each quarter and (v) modified the definition of Borrowing Base.

Effective June 27, 2022, the Company entered into an eighth Modification Agreement with Atlantic Union Bank to amend the existing Loan Agreement to increase the working capital revolving line of credit from $5.0 million to $7.0 million.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States.  As of September 30, 2022, the Company was eligible to borrow up to $7.0 million under the borrowing base formula and was in compliance with all covenants under the Loan Agreement.

12.	Income Taxes

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS or various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2014 forward.  As of September 30, 2022, the Company was not under examination by the IRS, any state or foreign tax jurisdiction.  The Company did not have any unrecognized tax benefits at either September 30, 2022 or December 31, 2021. In the future if applicable, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

As of September 30, 2022, the Company had approximately $34.4 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes. These federal NOL carry forwards expire between 2022 and 2038. Included in the recorded deferred tax asset, the Company had a benefit of approximately $38.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2036. Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. There were no changes to the valuation allowance as of September 30, 2022. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

13.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of September 30, 2022, there were 8,725,476 shares issued and outstanding. During the nine month period ended September 30, 2022, there were 83,728 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows. During the nine month period ended September 30, 2021, there were 132,384 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 12,526 shares withheld in satisfaction of each of the employees corresponding tax liability of approximately $140,900. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the nine month period ended September 30, 2022. Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the nine month period ended September 30, 2021, were 41,500 and $179,233, respectively.

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

Stock Repurchase Program

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the three-month period ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the Board suspended the repurchase plan in order to use the company’s excess funds to invest into the business.

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

The Company has no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. The Company did not sell any shares during the three month period ended September 30, 2022. During the three month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and incurred $62,700 of offering costs.

14.	Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense.  The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
Restricted share-based compensation expense	$115,141	$210,602	$384,267	$582,561
Non-qualified option share-based compensation expense	-	24,867	-	79,571

Total share-based compensation before taxes	$115,141	$235,469	$384,267	$662,132

The Company’s stock incentive plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant or award of incentive stock options, nonqualified stock options (NQSO), restricted stock awards (RSA), restricted stock units, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. During the nine month period ended September 30, 2022, the Company granted 153,903 RSAs. During the nine month period ended September 30, 2021, the Company granted 83,326 RSAs.

 Non-Qualified Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no non-qualified stock option awards granted during the nine month periods ended September 30, 2022 and 2021.

At September 30, 2022, the Company had approximately $424,800 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.0 years.

15.	Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
Basic Earnings Per Share Computation:
Net (loss) income	$(540,883)	$534,884	$(14,692,989)	$915,577
Weighted average number of common shares	8,725,476	9,129,406	8,734,471	9,066,088
Basic Earnings Per Share	$(0.06)	$0.06	$(1.68)	$0.10

Diluted Earnings Per Share Computation:
Net (loss) income	$(540,883)	$534,884	$(14,692,989)	$915,577

Weighted average number of common shares	8,725,476	9,129,406	8,734,471	9,066,088
Incremental shares from assumed conversions of dilutive securities	-	28,990	-	116,102
Adjusted weighted average number of common shares	8,725,476	9,158,396	8,734,471	9,182,190

Diluted Earnings Per Share	$(0.06)	$0.06	$(1.68)	$0.10

16.	Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
Carrier Services	$14,062,695	$13,100,499	$39,495,108	$36,347,673
Managed Services	11,240,821	9,150,783	31,302,189	26,537,872

	$25,303,516	$22,251,282	$70,797,297	$62,885,545

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
U.S. Federal Government	$19,840,322	$19,377,818	$55,846,663	$52,959,115
U.S. State and Local Governments	86,091	50,196	313,112	168,284
Foreign Governments	17,787	14,840	74,253	53,929
Commercial Enterprises	5,359,316	2,808,428	14,563,269	9,704,217

	$25,303,516	$22,251,282	$70,797,297	$62,885,545

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
	(Unaudited)
North America	$24,584,145	$21,286,194	$68,254,823	$59,459,998
Europe	719,371	965,088	2,542,474	3,425,547

	$25,303,516	$22,251,282	$70,797,297	$62,885,545

During the three months ended September 30, 2022 and 2021, the Company recognized approximately $485,400 and $344,700, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $2.1 million and $1.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of supply chain issues;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows; including maintaining sufficient adjusted EBITDA
•	Our ability to maintain access to our credit facility;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	Our ability to mitigate the impact of increases in interest rates;
•	The impact of the COVID-19 pandemic on our business and operations;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	Our ability to mitigate the impact of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022.

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

In fiscal 2022, we continue to focus on the following key goals:

•	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
•	Continue to provide unmatched level of services to our current customer base,
•	Attain full FedRAMP certification in 2022 and continued technology refresh of our delivery infrastructure,
•	Grow our recurring high margin managed services revenues,
•	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
•	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expand our customer base organically and inorganically,
•	Continue to leverage the R2v3 Certification to further our ESG commitment,

•	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners, and
•	Expanding our solution offerings into the commercial space.

Our strategy for achieving our longer-term goals include:

•	Establishing a market leadership position in the trusted management sector,
•	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
•	delivering new incremental offerings to add to our existing TM2 offering,
•	developing and testing innovative new offerings that enhance our TM2 offering, and
•	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

We have seen the following impacts from the ongoing supply chain issues, such as moving form just-in-time inventory for accessory items to keeping sufficient stock on hand, price increases, though we are managing increases by seeking volume discounts, delays in fulfillment, and having to locate alternative sources if traditional suppliers cannot fulfill in a timely manner. Overall, the customers are understanding that these supply chain issues are a global and not just impacting orders they place with us and have been willing to work with us to find alternative solutions or delay the purchases until the requested products are available.

Results of Operations

Three Months Ended September 30, 2022 as Compared to Three Months Ended September 30, 2021

Revenues.  Revenues for the three month period ended September 30, 2022 were approximately $25.3 million, an increase of approximately $3.1 million (or 14%), as compared to approximately $22.2 million in 2021.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2022	2021	Variance
	(Unaudited)
Carrier Services	$14,062,700	$13,100,500	$962,200
Managed Services:
Managed Service Fees	7,545,586	5,347,641	2,197,945
Billable Service Fees	909,943	885,114	24,829
Reselling and Other Services	2,785,287	2,918,027	(132,740)
	11,240,816	9,150,782	2,090,034

	$25,303,516	$22,251,282	$3,052,234

Our carrier services revenue was $14.1 million, an increase of $1.0 million, as compared with the same period in 2021. The increase is primarily due to a large federal government customer increasing the number of phone lines we manage by approximately 75% otherwise carrier services remained relatively constant from period to period.

Our managed service fees were $7.6 million, an increase of $2.2 million from $5.4 million in 2021. The increase was driven by $1.8 million of managed service revenue from our ITA acquisition, for which there are no revenues reported for the same period in 2021, and  $0.4 million of increased recycling service volumes and accessory sales over the same period in 2022.

Billable service fees, reselling and other revenues remained consistent with the same period in 2021

Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three months period ended September 30, 2022 were approximately $21.5 million (or 85% of revenues), as compared to approximately $18.6 million (or 84% of revenues) in 2021.  The increase in cost of revenues was primarily driven by incremental cost of revenue in the approximate amount of $2.2 million related to ITA, for which results were not included third quarter of 2021 results.

Gross Profit.  Gross profit for the three months period ended September 30, 2022 was approximately $3.8 million (or 15% of revenues), as compared to approximately $3.7 million (or 16% of revenues) in 2021.  The lower gross margin percentage of revenue is related to the increase to lower margin Carrier Services relative to the same period in 2021.  Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing.  Sales and marketing expense for the three month period ended September 30, 2022 was approximately $---0.5 million (or -2% of revenues), as compared to approximately $0.5 million (or 2% of revenues) in 2021.  We continue to invest in our business development and sales team assets as identified as one of our key goals for 2022.

General and Administrative.  General and administrative expenses for the three month period ended September 30, 2022 were approximately $3.6 million (or 14% of revenues), as compared to approximately $2.1 million (or 9% of revenues) in 2021.  The increase in general and administrative expense relative to 2021, is primarily a result of the Employee Retention Tax Credit (ERTC)  of approximately $1.3 million that was recorded in the third quarter of 2021and not 2022, and an additional $0.6 million of additional general and administrative expenses related to ITA.

Depreciation and Amortization.  Depreciation and amortization expense for the three month period ended September 30, 2022 was approximately $272,200 as compared to approximately $263,200 in 2021.  The change in depreciation and amortization expense was not significant.

Other Income (Expense).  Other income (expense) for the three month period ended September 30, 2022 was an expense of approximately $(63,400) as compared to an expense of approximately $(41,250) in 2021.

Income Taxes.  Income tax benefit for the three month period ended September 30, 2022 was approximately $118,200 as compared to income tax expense of $232,900 in 2021.  Income taxes were accrued at an estimated effective tax rate of 19.2% for the three months ended September 30, 2022 compared to 27.4% for the three months ended September 30, 2021.

Net (Loss) Income.  As a result of the cumulative factors annotated above, net loss for the three month period ended September 30, 2022 was approximately $540,900, as compared to net income of approximately $534,900 in the same period last year.

Nine Months Ended September 30, 2022 as Compared to Nine Months Ended September 30, 2021

Revenues.  Revenues for the nine month period ended September 30, 2022 were approximately $70.8 million, an increase of approximately $7.9 million (or 13%), as compared to approximately $62.9 million in 2021.  Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2022	2021	Variance
	(Unaudited)
Carrier Services	$39,495,109	$36,347,669	$3,147,440
Managed Services:
Managed Service Fees	21,501,985	20,241,104	1,260,881
Billable Service Fees	3,016,746	2,924,300	92,446
Reselling and Other Services	6,783,457	3,372,472	3,410,985
	31,302,188	26,537,876	4,764,312

	$70,797,297	$62,885,545	$7,911,752

In the nine months ended September 30, 2022 our carrier services increased by $3.1 million, or 9% to $39.5 million from $36.3 million in the same period in 2021 primarily due a large federal government customer increasing the number of phone lines we manage by approximately 75% during 2022. This increase was offset by carrier credits of approximately $1.7 million included in the first quarter of 2021 that did not occur during the first nine months of 2022.

Our managed service fees increased by $1.3 million, or (6%) to $21.5 million from $20.2 million in the same period of 2022, largely due $5 million of managed services revenue from our ITA acquisition which is not included in the first nine-months of 2021, which was partially offset by lower managed services and accessories sales in our legacy Technology Lifecycle Management (TLM) business.

Billable service fee revenue remained consistent with the same period in 2021

Reselling and other services increased by $3.4 million, or 101% to $6.8 million as compared to $3.4 million last year.   In particular, during the nine months ended September 30, 2022, we completed a large resale of Unified Endpoint Management (UEM) software licenses to a single federal government customer in the amount of $1.7 million occurring in the second quarter of 2022. Additionally, the increase was bolstered by $2.3 million of reselling to mostly commercial customers from our ITA acquisition which was not included in our 2021 results. These two distinct increases were partially offset by slightly lower reselling in other areas of the business.  Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2022 were approximately $59.8 million (or 84% of revenues), as compared to approximately $50.5 million (or 80% of revenues) in 2021. The increase in cost of revenues was driven by a reduction to cost of revenues of approximately  $1.7 million related to  carrier credits booked in the first quarter of 2021 but not in the first quarter of  2022, and incremental cost of revenue in the approximate amount of  $5.6 million related to ITA, for which results were not included first half of 2021 results.

Gross Profit.  Gross profit for the nine month period ended September 30, 2022 was approximately $11.0 million (or 16% of revenues), as compared to approximately $12.4 million (or 20% of revenues) in 2021.  The lower gross margin is related to the increase in lower margin Carrier Services relative to the same period in 2021, and relative lower margin in the ITA business experienced in the first half of 2022 which was a result of increased labor costs experienced in our commercial business.  Our gross profit percentage will vary from quarter to quarter due to revenue mix between carrier services and managed services revenue.

Sales and Marketing.  Sales and marketing expense for the nine month period ended September 30, 2022 was approximately $1.7 million (or -2% of revenues), as compared to approximately $1.5 million (or 2% of revenues) in 2021.  We continue to invest in our business development and sales team assets as identified as one of our key goals for 2022.

General and Administrative.  General and administrative expenses for the nine month period ended September 30, 2022 were approximately $11.2 million (or 23% of revenues), as compared to approximately $8.7 million (or 14% of revenues) in 2021.  The increase in general and administrative expense is due in part to an additional $1.8 million of additional general and administrative expenses related to ITA and the absence of the ERTC of approximately $1.3 million reflected in the nine-months ended 2021.

Goodwill Impairment. We recorded non-cash goodwill impairment charge of $16.3 million during the nine month period ended September 30, 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2021. Refer to Critical Accounting Estimates and Policies: Goodwill Impairment Charge and Note 10, Goodwill, to our condensed consolidated financial statements.

Depreciation and Amortization.  Depreciation and amortization expense for the nine month period ended September 30, 2022 was approximately $810,700 as compared to approximately $768,000 in 2021.  The change in depreciation and amortization expense was not significant .

Other Income (Expense).  Other income (expense) for the nine month period ended September 30, 2022 was approximately $791,900 as compared to approximately an expense of $(176,500) in 2021.  The income in 2022 is primarily driven by fair value adjustments of contingent consideration.

Income Taxes.  Income tax benefit for the nine month period ended September 30, 2022 was approximately $3.4 million  as compared to income tax expense of $329,300 in 2021.  The increase in income tax benefit was primarily due to the effect on deferred tax liabilities of the goodwill impairment charge of $16.3 million. Income taxes were accrued at an estimated effective tax rate of 19.24% for the nine month period ended September 30, 2022 compared to 26.5% for the nine month period ended September 30, 2021.

Net (Loss) Income.  As a result of the goodwill impairment of $16.3 million in 2022 and the other cumulative factors annotated above, net loss for the nine month period ended September 30, 2022 was approximately $14.7 million as compared to net income of approximately $916,000 in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $7.0 million. Access to the credit facility depends on our ability to maintain a minimum EBITDA over trailing twelve months from each quarter end. In addition, we maintain an at-the-market (ATM) equity sales program (described below) that permits us to sell, from time to time, up to $24.0 million of our common stock through the sales agents under the program. There is no assurance that, if needed, we will be able to raise capital on favorable terms or at all.

At September 30, 2022, our net working capital was approximately $2.3 million as compared to $7.1 million at December 31, 2021.  The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs and the repurchase of our common stock during the first quarter of 2022, which was partially offset by temporary receivable/payable timing differences. We believe that our existing cash, cash equivalents and investment balances and our anticipated cash flows from operations will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. No shares were sold during the nine month period ended September 30, 2022. The Company had remaining capacity of $18.2 million as of September 30, 2022.

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

For the nine months ended September 30, 2022, net cash provided by operations was approximately $3.3 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $3.5 million net cash used in operations for the nine months ended September 30, 2021.

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

For the nine months ended September 30, 2022, cash used in investing activities was approximately $3.0 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center, and TDI™.

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

For the nine months ended September 30, 2022, cash used in financing activities was approximately $1.3 million and reflects line of credit advances and payments of approximately $4.5 million, lease principal repayments of approximately $446,700, repurchases of common stock of $818,200 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2022 and 2021, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $258,800 as compared to last year.

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

Critical Accounting Estimates and Policies

Other than as described below, our critical accounting policies and estimates have not changed from those reported in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Form 10-K.

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

As compared to the Company’s impairment testing on December 31, 2021, for the June 30, 2022 testing the Company updated certain inputs into the valuation models, including the discount rate used in the DCF analysis which increased reflecting, in part, higher interest rates and market volatility, and also the market factors used in the market approach.  In addition, the Company reviewed its estimated future cash flows used in the impairment assessment and due to updated business conditions made reductions to those estimates, including revenues, margin, and capital expenditures, to reflect its best estimates as of such date.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A. RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

WIDEPOINT CORPORATION

Date: November 14, 2022	By:	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 14, 2022		/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

