Form 10-K
period 2022-12-31
WIDEPOINT CORP
filed 2023-03-31
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20.8 million.

As of March 23, 2023, there were 8,725,476 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation’s proxy statement in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

•

Our credit facility contains covenants and expires on June 15, 2023 and if we are unable to renew the credit facility with our current lender or any other lender in the future, we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

•	The loss of significant federal customer contracts could also have an adverse impact on our financial results.

•	Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty and the loss of such customers would have an adverse impact on our financial results.

•	The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

•	We may be unable to successfully acquire complementary businesses, services or technologies to support our growth strategy.

•	Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

•	Although the Federal government budget was signed into law in December 2022, the process has been held up in connection with the U.S. debt ceiling debate, which could impact the timing of awards, as well as potential future delays in budget approvals will have a negative impact on our ability to grow within the Federal government sector.

•	Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

•	The COVID-19 pandemic or another pandemic and the regulatory, social, and business responses thereto on the Company’s business, operations, employees, contractors, and clients.

•	The negative impact of any catastrophic events, including acts of terrorism, civil unrest, outbreak of war or hostilities, such as the current conflict between Russia and Ukraine, adverse climate or weather events and pandemics or other public health emergencies, as well as our response to any of the aforementioned factors.

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

Digital Billing and Unified Communications Analytics Solutions

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

We funded and expensed strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements during the year. For the years ended December 31, 2022 and 2021, we incurred product development costs associated with our next generation TMaaS platform application, Secure Identity Management Solutions, Unified Communications Analytics (UCAS) solution, and data center of approximately $3.2 million and $2.6 million, respectively, which were capitalized. In 2023, we will continue to work with our strategic partners to continue and focus our product development efforts as well as with customer integrations.

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

Data Centers

We host our proprietary solutions and operate all servers, systems and networks multiple data centers located in North America and Europe, which we may consolidate in the future. We also host our proprietary solutions in the cloud and have plans to migrate more customers to the cloud in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously checks our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Competition. Our TMaaS solution crosses into several different market segments and as a result we do not have competitors that compete in all of the market segments in which we conduct business. Some of our principal competitors include: MDSL/Calero, Tangoe, Inc., Brightfin, DMI, A&T Systems, and Turning Point Global Services, LLC; Identity Management – Entrust Corp., IdenTrust and XTec Inc.; Digital Billing & Analytics – Amdocs Britebill and Globys Inc.; ITaaS - BMC Software, HPE, StratCore; Next Level Technologies, and many others.

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

Human Capital

As of December 31, 2022, WidePoint employed 215 full time employees (183 in United States and 32 in Europe), 5 consultants, 3 part-time staff, and 15 subcontractors.

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

We recognize the benefits of building a corporate culture that promotes diversity, equity and inclusion (“DEI”) and build teams that focus on:

•	cultivating an environment that encourages collaboration, flexibility and fairness to enable all employees to contribute to their full potential;
•	promoting diversity in our talent management and succession planning processes and employee development programs; and
•	ensuring leadership commitment in facilitating the Company’s DEI efforts

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. As of December 31, 2022, the average tenure of our employees was approximately seven (7) years and more than one fourth of our employees have been employed by us for more than ten (10) years.

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

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leave their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract with annual managed service revenues of more than $1 million, without any offsetting aggregate contract wins, could have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss. Approximately 39% of our managed service revenue in 2022 was generated under our DHS contracts. If DHS CWMS 2.0 IDIQ were terminated, it would have a material adverse impact on our future revenue, profitability and cash flows.

Inflationary pressures on costs, such as inputs for devices, labor and distribution costs may impact our financial condition or results of operations.

As a provider of TMaaS services, we sell equipment manufactured by various suppliers and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment and other connected devices. In 2021 and throughout 2022, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services have rapidly increased. In addition, many of these inputs are subject to price fluctuations and supply issues from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, war (including the conflict between Ukraine and Russia), import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply and inflationary pressures to continue into 2023.

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

Risks from acquisitions include integration challenges, a failure to achieve objectives, and the assumption of liabilities.

Acquisitions, such as our acquisition of ITA Authorities, often present significant challenges and risks. The risks from an acquisition include the Company failing to achieve strategic objectives and anticipated revenue and profit improvements, as well as failing to retain the key personnel of the acquired business. Additionally, failure to meet financial objectives of an acquisition could lead to impairment charges of intangible assets and goodwill in future periods. Finally, the assumption of liabilities related to litigation or other legal proceedings involving the acquired business may present a significant risk. There can be no assurance that any acquisition we complete achieves the results and/or synergies that we expected.

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

We have access to a credit facility, which consists of a variable line of credit primarily to meet short-term working capital requirements and to partially fund acquisition growth. Our credit facility agreement requires us to maintain certain financial covenants on a quarterly and annual basis. The Company was not in compliance with its Tangible Net Worth covenant at December 31, 2022; however, the lender provided a waiver of that December 31, 2022 covenant violation. The Company expects to be out of compliance with its covenants in the period through the June 15, 2023 expiration of the credit facility and is working with the bank to obtain a waiver as necessary, though there is no certainty that such a waiver will be provided.  If we are unable to meet future covenants, our lender could take adverse actions that might include raising our variable interest rate, accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. Similarly, our credit facility expires in June 2023 and if we are unable to renew the credit facility with our current lender or any other lender in the future, our business and operating results will suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

We may be unable to sustain profitability.

Although we achieved profitability during the prior three years, we have a long history of losses prior thereto. A significant contributing factor driving such prior net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to sustain our recent improvements in financial performance and meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results.

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

Most of our contracts with customers have terms of three (3) to five (5) years, with optional additional renewal periods. Our government contracts generally consist of a base period award with 4 option periods depending on the needs of the agency issuing the contract award. Our commercial contracts have contractual terms of 3 or more years with automatic annual renewals in most cases. Most of our contracts are offered at firm fixed price per performance obligation such as price per unit managed. Due to the long-term nature of our firm fixed price contracts, any failure on our part to accurately define the scope of work and properly manage scope creep, properly price our products to match the customer’s operating environment to properly factor in inflation and labor costs, or to effectively manage our costs to deliver against these performance obligations could have an adverse negative impact to our financial position and results of operations over a number of years. Accordingly, we may be unable to pass on the recent increases in costs for labor and supplies as a result of general inflationary conditions to such customers. Additionally, our failure to complete our contractual performance obligations in a manner consistent with the contract could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

•	public announcements concerning us, our competitors or our industry;
•	externally published articles and analyses about us by retail investors and non-analysts;
•	changes in analysts’ earnings estimates;
•	information in third party chat rooms, third party publications and social media outlets;
•	the failure to meet the expectations of analysts;
•	fluctuations in operating results;
•	additional financings or capital raises;

•	introductions of new products or services by us or our competitors;
•	announcements of technological innovations;
•	additional sales of our common stock or other securities;
•	trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time;
•	our inability to gain market acceptance of our products and services;
•	general economic conditions and events, including adverse changes in the financial markets, terrorist attacks, health pandemics such as COVID-19, government shutdowns, war, adverse weather events and other disasters; and
•	Impairment of goodwill resulting from the fair value of our single reporting unit below its carrying value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so. The following table presents our property locations at December 31, 2022 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost	Description of use

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$28	$328,000	Headquarters, Sales, Operations
8351 N High Street, Suite 200	Columbus, OH 43235	September 2038	18,833	$10	$189,000	Sales and Operations
2101 Executive Drive, Suite 400	Hampton, VA 23669	December 2024	6,440	$17	$109,000	Customer Support

The following table presents our property locations at December 31, 2022 for our international locations:

		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost	Description of use

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$31	$185,000	Europe office

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol “WYY”.

Holders

As of the close of business on March 23, 2023, there were 80 registered holders of record of our common stock.

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

The Company did not sell any shares during the year ended December 21, 2022. During the three-month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and incurred $62,700 of offering costs. On March 27, 2023, we provided notice to the Sales Agents that we were terminating the Sales Agreement. Accordingly, no future sales will be made pursuant to the Sales Agreement.

Repurchases of Equity Securities

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the three-month period ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the Board suspended the repurchase plan in order to use the company’s excess funds to invest into the business. No shares were repurchased during the quarter ended December 31, 2022.

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or
	Purchased	Per Share	Programs	Programs
	-	$-	-	$3,361,023

March	196,586	$4.16	196,586	$818,200

Total	196,586	$4.16	196,586	$2,542,823

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Organizational Overview

We were incorporated on May 30, 1997 under the laws of the state of Delaware. We are a leading provider of Technology Management as a Service (TMaaS) that consists of federally certified communications management, identity management, and interactive bill presentment and unified communication analytics solutions and IT as a Service. We help our clients achieve their organizational missions for mobility management and security objectives in this challenging and complex business environment.

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

Strategy

We executed on our key initiative for 2022 by obtaining FedRAMP “In Process” status for ITMS™ and completing the integration of our newly acquired assets of IT Authorities, Inc. In addition, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. In fiscal 2023, we will continue to focus on the following key goals:

•	selling high margin managed services,
•	executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Unified Communication Analytics (DB&UCA) solutions,

•	growing our sales pipeline by continue to invest in our business development and sales team assets,
•	pursuing additional opportunities with our key systems integrator and strategic partners, and
•	expanding our solution offerings into the commercial space.

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2022, we continue to focus on the following key goals:

■	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
■	Continue to provide unmatched level of services to our current customer base,
■	Attain full FedRAMP certification in 2022 and continued technology refresh of our delivery infrastructure,
■	Grow our recurring high margin managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
■	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expand our customer base organically and inorganically,
■	Continue to leverage the R2v3 Certification to further our ESG commitment
■	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	developing and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

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

The Company performed its additional goodwill impairment test with support from an external consultant and estimated the fair value of its single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of our reporting unit. The future cash flows for the reporting unit were projected based upon our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our DCF analysis, the Company projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA.

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

The Company performed its annual impairment assessment as of December 31, 2022, using the same external consultant as used in the previous impairment analyses. In connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business, projected new business as well considering modifications to the Company’s cost structure. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The assessment did not result in any additional impairment of goodwill at December 31, 2022.

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

During the year ended December 31, 2022, the Company recorded an additional valuation allowance against all domestic deferred tax assets because management determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

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

2022 Results of Operations

Year Ended December 31, 2022 Compared to the Year ended December 31, 2021

Revenues

Revenues for the year ended December 31, 2022 were approximately $94.1 million, an increase of approximately $6.8 million (or 8%), as compared to approximately $87.3 million in 2021. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Carrier Services	$53,339,949	$49,730,949
Managed Services:
Managed Service Fees and Billable Fees	28,102,695	25,215,996
Reselling and Other Services	12,660,721	12,391,152
Total Managed Services:	40,763,416	37,607,148

	$94,103,365	$87,338,097

■	Our carrier services revenues increased by $3.6 million to $53.3 million from $49.7 million last year, primarily due to a large federal government customer increasing the number of phone lines we manage by approximately 75% during 2022. Additionally, carrier credits of approximately $1.7 million were experienced in 2021 that did not occur in 2022.

■	Our managed and billable service fees increased by $2.9 million from $25.2 million to $28.1 million as a result of the acquisition of IT Authorities (“ITA”) which added $ 5.1 million as a result of a full year of ITA results compared to only one quarter of results in 2021 as a result of the acquisition timing in 2021. The increase was partially offset by lower sales in our legacy lines of business.

■	Reselling and other services increased by $0.3 million as a result of the acquisition of ITA which added $2.4 million for the full year of 2022, compared to only one quarter of results in 2021 as a result of the acquisition timing in 2021. The increase was partially offset by lower sales in our legacy lines of business. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Customer Type	2022	2021	Variance

U.S. Federal Government	$74,416,288	$73,130,465	$1,285,823
U.S. State and Local Governments	411,511	240,473	171,038
Foreign Governments	146,538	69,718	76,820
Commercial Enterprises	19,129,028	13,897,441	5,231,587

	$94,103,365	$87,338,097	$6,765,268

■	Our sales to federal government customers increased primarily as a result of the increase phone-lines managed and a decrease in carrier credits occurring in 2022.

■	Our sales to state and local government customers increased primarily due to increased activity in Identity Management solutions.

■	Our sales to foreign government customers increased as compared to last year due to increased activity in our Unified Communications Analytics offering.

■	Our sales to commercial enterprise customers increased primarily as a result of the addition of ITA which contributed approximately $7.5 million of the increase.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 were approximately $79.5 million (or 85% of revenues) as compared to approximately $70.9 million (or 81% of revenues) in 2021. The increase in the percentage relative to sales was driven by the increase in lower margin carrier services and higher cost of sales relative to revenues in ITA compared with our legacy business lines. The increased costs are also a result of higher labor costs to support professional services. Our cost of revenues may fluctuate due to our revenue mix.

Gross Profit

Gross profit for the year ended was approximately $14.6 million (or 15% of revenues), as compared to approximately $16.4 million (or 19% of revenues) in 2021. The dollar and percentage of sales decrease in gross profit is primarily a result of an increase in lower gross margin carrier services as compared to last year, and lower margins in the ITA business than are experienced in our legacy businesses.

Operating Expenses

Sales and marketing expense for the year ended December 31, 2022 was approximately $2.1 million (or 2% of revenues) and was relatively flat, as compared to approximately $2.0 million (or 2% of revenues) in 2021.

General and administrative expenses for the year ended December 31, 2022 were approximately $14.7 million (or 16% of revenues), as compared to approximately $12.7 million (or 15% of revenues) in 2021. The increase in general and administrative expense is primarily due to recognition of a qualified payroll tax credit of $1.3 million in 2021 and increased general and administrative costs related to a full year of ITA expenses compared to only the fourth quarter of expenses in 2021. The increased expenses in 2022 are also a result of higher labor costs to support professional services.

Goodwill impairment charge for the year ended December 31, 2022 was $16.3 million following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2021.

Depreciation and amortization expense for the year ended December 31, 2022 was approximately $1.1 million, as compared to approximately $1.0 million in 2021.

Other (Expense) Income

Net other income for the year ended December 31, 2022 was approximately $1.1 million as compared to net other income of approximately $374,000 in 2021. The increase in 2022 is primarily driven by the fair value adjustments of contingent consideration.

Provision for Income Taxes

Income tax provision for the year ended December 31, 2022 was approximately $5.1 million, as compared to approximately $0.6 million in 2021. During the year ended December 31, 2022, the Company recorded an additional valuation allowance against all domestic deferred tax assets because management determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

Net (Loss) Income

As a result of the one-time goodwill impairment charge, an increase lower margin and increase in expenses in 2022, net loss for the year ended December 31, 2022 was approximately $23.6 million as compared to a net income of approximately $341,100 in 2021.

Liquidity and Capital

Net Working Capital

Our immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to a working capital credit facility with Atlantic Union Bank for up to $7.0 million. Access to the credit facility depends on our ability (i) to maintain a minimum consolidated adjusted EBITDA of no less than $1.0 million on a trailing 12-month basis determined on a quarterly basis: and (ii) maintain a minimum adjusted tangible net worth of at least $6.5 million measured quarterly. The Company was not in compliance with the Tangible Net Worth covenant as of December 31, 2022; however, the lender provided a waiver of that December 31, 2022 covenant violation. The Company expects to be out of compliance with the financial covenants through the June 15, 2023 expiration of the credit facility, and is working with the lender to obtain a waiver as necessary. There can be no assurance that the Company will be able to negotiate a more favorable covenant, or at all.  The Company believes that if it is unable to successfully renegotiate the covenant, or renew it credit facility in June 2023, it will remain liquid utilizing its cash on hand and curtaining expenditures. Further, the Company believes it can secure alternate financing sources, though there can be no assurance it will be able to do so.

ATM Sales Program

On August 18, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., The Benchmark Company, LLC and Spartan Capital Securities, LLC which establishes an ATM equity program pursuant to which we may offer and sell up to $24.0 million of shares of our common stock, par value $0.001 per share, from time to time as set forth in the Sales Agreement. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Sales Agreement or terminate the Sales Agreement. No shares were sold during the year ended December 31, 2022. The Company had remaining capacity of $18.2 million as of December 31, 2022. On March 27, 2023, the Company provided notice to the Sales Agents that we were terminating the Sales Agreement. Accordingly, no future sales will be made pursuant to the Sales Agreement.

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

For the year ended December 31, 2022, net cash provided by operations was approximately $6.1 million driven by collections of accounts receivable and collection of the Employee Retention Tax Credit (ERTC) of approximately $1.3 million, that was reflected in 2021 and temporary payable timing difference, as compared to approximately $1.2 million net cash used in operations for the year ended December 31, 2021.

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

For the year ended December 31, 2022, cash used in investing activities was approximately $3.4 million and consisted of $3.4 million of computer hardware and software purchases and capitalized internally developed software costs of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ and Soft-ex platform, secure identity management technology and network operations center.

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

For the year ended December 31, 2022, cash used in financing activities was approximately $1.5 million and reflects lease principal repayments of approximately $600,400, repurchases of common stock of $818,200 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

 For the year ended December 31, 2021, cash used in financing activities was approximately 0.7 million and consisted of finance lease principal repayments of approximately $572,000, proceeds from issuance of common stock through the ATM sales program of $1.1 million, net of issuance costs, and repurchases of our common stock of $1.2 million. The Company did not use its line of credit during the year.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2022, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $140,800 as compared to last year. For the year ended December 31, 2021, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $145,000.

Credit Facilities and Other Commitments

At December 31, 2022, there were no outstanding borrowings against the Company’s $7.0 million working capital credit facility with Atlantic Union Bank. At December 31, 2022, there were no material commitments for additional capital expenditures, but that could change with the addition of material contract awards or task orders awarded in the future The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. The maturity date of the credit facility is June 15, 2023.

The credit facility requires that the Company meet the following financial covenants of (i) maintaining a minimum consolidated adjusted EBITDA of no be less than $1.0 million on a trailing 12-month basis determined on a quarterly basis: and (ii) maintain a minimum adjusted tangible net worth of at least $6.5 million. The Company received a waiver of its tangible net worth covenant as of December 31, 2022.

We believe our working capital credit facility, provided it is renewed or replaced upon its expiration on June 15, 2023, along with cash on hand should be sufficient to meet our minimum requirements for our current business operations. If the facility is not renewed, we may need to defer certain expenditures which could delay planned growth initiatives, or raise additional capital to fund our operations and there can be no assurance that additional capital will be available on acceptable terms, or at all.

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

Not applicable.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are not an “accelerated filer” or a “large accelerated filer”. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s ICOFR during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2023 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a))

Equity Compensation Plans:

Approved by security holders	7,500	$4.90	241,273

Not approved by security holders	-	$0.00	-

Total	7,500	$4.90	241,273

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2023 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■	Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Diego, California PCAOB firm ID: 659)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flow for the Years Ended December 31, 2022 and 2021

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

10.2.2	Second Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2018).

10.2.3	Fourth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2019).

10.2.4	Fifth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2020).

10.2.5	Sixth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2021).3

10.2.6	Seventh Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2022).

10.2.7	Eighth Modification to Loan and Security Agreement with Access National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2022).

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)

10.5	Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020)

10.6	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.7	Employment Agreement, between WidePoint Corporation and Kellie H. Kim. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.8	Asset Purchase Agreement (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021.)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WidePoint Corporation

Date: March 30, 2023	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: March 30, 2023	/s/ Robert J. George
Robert J. George
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2023	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 30, 2023	/s/ PHILIP GARFINKLE
Philip Garfinkle
Chairman of the Board

Dated: March 30, 2023	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated: March 30, 2023	/s/ JOHN J. FITZGERALD
John J. Fitzgerald
Director

Dated: March 30, 2023	/s/ J. BERNARD RICE
J. Bernard Rice
Director

47

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As described in Note 2 to the consolidated financial statements, the Company tests goodwill for impairment annually as of December 31 or between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In the second quarter of the year, the Company concluded an interim assessment should be performed and this resulted in a goodwill impairment expense of $16,277,000.  The annual test performed as of December 31 did not result in any additional goodwill impairment expense. Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value, which is estimated by using valuation techniques, such as the market approach (earnings multiples or transaction multiples for the industry in which the reporting unit operates) or the income approach (discounted cash flow method).

The principal considerations for our determination that the goodwill impairment test is a critical audit matter were that our evaluation of management’s valuation methods and assumptions utilized in estimating the fair value of the reporting unit involved significant audit effort, including the use of specialists, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures. The determination of the estimated fair value of the reporting unit is impacted by the relative weight that management assigns to the valuations indicated by the market and income approaches. The key assumptions used in the market approach included identifying suitable guideline public companies and weighting the value indicated by identified market multiples. The key assumptions used in the income approach included projected revenue growth rates, operating margins, and discount rate.

The primary procedures we performed to address this critical audit matter included:

•	Testing management’s process for determining the fair value estimate of the reporting unit by performing the following procedures:

○	Evaluating the methodologies used by management, including the relative weight assigned to the valuations indicated by the market and income approaches, and assessing management’s specialist’s knowledge, skill, and ability as well as the specialist’s relationship to the Company.

○	Testing the completeness, accuracy, and reliability of underlying data used in the valuation model, including the mathematical accuracy of the analysis.

○	Evaluating the reasonableness of the guidelines companies and market multiples used by management.

○	Evaluating the reasonableness of significant assumptions used by management, including projected revenue, projected operating margin, discount rate, including performing arithmetic analysis to replicate management’s model, and sensitivity analysis.

○	Utilizing valuation specialists to assist in evaluating the appropriateness of methods used and reasonableness of significant assumptions applied in the valuation model.

/s/ Moss Adams LLP

San Diego, California

March 30, 2023

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,530,864	$6,479,980

Accounts receivable, net of allowance for doubtful accounts of $51,666 and $62,988 in 2022 and 2021, respectively	9,277,109	12,536,584
Unbilled accounts receivable	10,244,101	10,937,415
Other current assets	935,978	3,194,009

Total current assets	27,988,052	33,147,988

NONCURRENT ASSETS
Property and equipment, net	978,218	841,133
Lease right of use asset, net	4,723,899	6,273,211
Intangible assets, net	7,398,160	6,228,886
Goodwill	5,811,578	22,088,578
Deferred tax assets, net	86,909	5,127,482
Other long-term assets	2,025,845	1,782,060

Total assets	$49,012,661	$75,489,338

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,515,081	$10,263,015
Accrued expenses	11,327,269	12,344,426
Deferred revenue	1,704,933	2,280,894
Current portion of lease liabilities	596,529	794,175
Current portion of contingent consideration	-	358,000

Total current liabilities	26,143,812	26,040,510

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,745,909	6,025,691
Contingent consideration, net of current portion	6,900	1,347,000
Deferred revenue, net of current portion	364,837	400,142

Total liabilities	31,261,458	33,813,343

Commitments and contingencies (Note 19)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,725,476 and 8,842,026 shares issued and outstanding, respectively	8,726	8,842
Additional paid-in capital	101,194,185	101,424,922
Accumulated other comprehensive loss	(350,234)	(241,586)
Accumulated deficit	(83,101,474)	(59,516,183)

Total stockholders’ equity	17,751,203	41,675,995

Total liabilities and stockholders’ equity	$49,012,661	$75,489,338

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2022	2021

REVENUES	$94,103,365	$87,338,097
COST OF REVENUES (including amortization and depreciation of $1,455,262 and $632,399, respectively)	79,527,893	70,970,391

GROSS PROFIT	14,575,472	16,367,706

OPERATING EXPENSES
Sales and marketing	2,134,240	2,008,733
General and administrative expenses (including share-based compensation of $528,582 and $883,763, respectively)	14,720,497	12,724,522
Goodiwll impairment	16,277,000	-
Depreciation and amortization	1,077,440	1,026,838

Total operating expenses	34,209,177	15,760,093

(LOSS) INCOME FROM OPERATIONS	(19,633,705)	607,613

OTHER INCOME (EXPENSE)
Interest income	41,831	4,158
Interest expense	(259,644)	(273,228)
Other (expense) income	1,344,102	643,000

Total other income (expense)	1,126,289	373,930

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(18,507,416)	981,543
INCOME TAX PROVISION	5,077,875	640,447

NET (LOSS) INCOME	$(23,585,291)	$341,096

BASIC EARNINGS PER SHARE	$(2.70)	$0.04

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	8,732,203	9,069,903

DILUTED EARNINGS PER SHARE	$(2.70)	$0.04

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	8,732,203	9,160,195

The accompanying notes are an integral part of these consolidated financial statements.

F-4

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	YEARS ENDED
	DECEMBER 31,
	2022	2021

NET (LOSS) INCOME	$(23,585,291)	$341,096

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(108,648)	(136,971)

Other comprehensive loss	(108,648)	(136,971)

COMPREHENSIVE (LOSS) INCOME	$(23,693,939)	$204,125

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2021	8,876,515	$8,876	$100,504,741	$(104,615)	$(59,857,279)	$40,551,723

Common stock repurchased	(299,494)	(299)	(1,242,770)	-	-	(1,243,069)

Issuance of common stock — options exercises	41,086	40	179,233	-	-	179,273

Issuance of common stock — restricted	123,232	124	(141,018)	-	-	(140,894)

Issuance of common stock through at-the-market offering program, net of issuance costs of $62,716	100,687	101	1,070,973	-	-	1,071,074

Issuance of warrants in acquisition of IT Authorities, Inc.	-	-	170,000	-	-	170,000

Stock compensation expense — restricted	-	-	804,192	-	-	804,192

Stock compensation expense — non-qualified stock options	-	-	79,571	-	-	79,571

Foreign currency translation — (loss)	-	-	-	(136,971)	-	(136,971)

Net income	-	-	-	-	341,096	341,096

Balance, December 31, 2021	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2022	8,842,026	$8,842	101,424,922	(241,586)	(59,516,183)	41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock — restricted	80,036	81	(49,305)	-	-	(49,224)

Issuance of common stock — warrants	-	-	108,000	-	-	108,000

Stock compensation expense — restricted	-	-	528,582	-	-	528,582

Foreign currency translation — (loss)	-	-	-	(108,648)	-	(108,648)

Net loss	-	-	-	-	(23,585,291)	(23,585,291)

Balance, December 31, 2022	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(23,585,291)	$341,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	5,034,385	470,355
Depreciation expense	1,084,001	1,026,080
Goodwill impairment charge	16,277,000	-
(Recovery) provision for doubtful accounts	11,852	(24,544)
Amortization of intangibles	1,451,091	632,399
Share-based compensation expense	528,582	883,763
Change in fair value of contingent consideration	(1,340,100)	(590,000)
Changes in assets and liabilities:		-
Accounts receivable and unbilled receivables	3,945,175	27,283,860
Inventories	367,551	400,565
Other current assets	1,887,717	(1,774,725)
Other assets	27,967	27,159
Accounts payable and accrued expenses	1,252,212	(30,187,502)
Income tax payable	69,901	(1,631)
Deferred revenue and other liabilities	(585,816)	290,463
Other liabilities	(358,000)	-

Net cash provided by (used in) operating activities	6,068,227	(1,222,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of IT Authorities, net of cash acquired	-	(4,688,829)
Purchases of property and equipment	(244,953)	(258,176)
Capitalized hardware and software development costs	(3,163,726)	(2,496,520)

Net cash used in investing activities	(3,408,679)	(7,443,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	15,298,792	-
Repayments of bank line of credit advances	(15,298,792)	-
Principal repayments under finance lease obligations	(600,438)	(572,083)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(49,224)	(140,894)
Common stock repurchased	(818,211)	(1,243,069)
Issuance of common stock/At-the-market offering, net of issuance costs	-	1,071,074
Proceeds from exercise of stock options	-	179,273

Net cash used in financing activities	(1,467,873)	(705,699)

Net effect of exchange rate on cash and equivalents	(140,791)	(144,982)

NET INCREASE (DECREASE) IN CASH	1,050,884	(9,516,769)

CASH AND CASH EQUIVALENTS, beginning of period	6,479,980	15,996,749

CASH AND CASH EQUIVALENTS, end of period	$7,530,864	$6,479,980

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2022	2021

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$194,754	$254,926
Cash paid for income taxes	$27,559	$214,736

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$34,923	$110,209
Contingent consideration	$-	$2,295,000
Warrants issued in connection with ITA acquisition	$-	$170,000
Leased assets obtained in exchange for new lease liabilities	$-	$876,281
Leased assets and lease liabilities terminated	$876,281	$-

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

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. Based on our evaluation of the CARES Act, in certain circumstances, we qualify for certain employer payroll tax credits as well as the deferral of payroll tax payments in the future. The Company records government subsidies as offsets to the related operating expenses. During the year ended December 31, 2021, qualified payroll credits reduced general and administrative expenses by $1.3 million in our consolidated statements of operations. The Company recorded the payroll tax credit as a receivable in other current assets on the consolidated balance sheets as of December 31, 2021. The Company collected the amount during the year ended December 31, 2022.

Deferred payroll tax payments of $246,000 was included in accrued liabilities on our consolidated balance sheets as of December 31, 2021. There are no payments remaining due as of December 31, 2022

Accounting Standards Update

Accounting Standards under Evaluation

 In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This update is effective for the company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements.

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

Software Development Costs

The Company applies the principles of FASB ASC 350-40, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“ASC 350-40”). ASC 350-40 requires that internal use software development costs incurred before the preliminary project stage be expensed as incurred. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended.

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

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2022 and 2021, the Company had deposits in excess of FDIC limits of approximately $5.1 million and $3.1 million, respectively. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2022 and 2021, the Company had foreign bank deposits in excess of insured limits of approximately $1.3 million and $1.7 million, respectively.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or market. The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit. For the years ended December 31, 2022 and 2021, there were no inventory write-downs.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2022 and 2021, the Company’s management has not identified any material impairment of its property and equipment.

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

The Company has a single reporting unit and all goodwill relates to that reporting unit. The Company performs its annual goodwill impairment test at December 31 each fiscal year or more frequently if changes in circumstances or the occurrence of events suggest that an impairment exists.

The Company recorded a non-cash goodwill impairment charge of $16.3 million during 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during 2021.

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

Managed Services. The Company delivers managed services under a full-service, quasi full-service or self-service solution to suit our customers’ needs. A significant portion of our reported gross profit is tied to this service component. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are no undelivered performance obligations in these arrangements. The Company aggregates its billable revenue under the following groupings:

•	Managed Service Fees: The Company delivers managed services under firm fixed price contracts that may include multiple performance obligations.

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

o

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

•	Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and we charge a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material

•	Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. We are the principal in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

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

For the years ended December 31, 2022 and 2021, the Company incurred product development costs associated with TMaaS platform application of approximately $3.2 million and $2.6 million, respectively, which were capitalized. See Note 10 to the consolidated financial statements for additional information about capitalization of product development costs.

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

Supplemental Unaudited Pro Forma Information

YEAR ENDED
DECEMBER 31,
2021
(a)
Revenues	$94,839,000
Net Income	848,000

(a)

To reflect on a pro forma basis unaudited consolidated financial information for the year ended December 31, 2021 for the Company. The unaudited financial information presented herein were derived from historical internally prepared financial statements with certain adjustments for ITA and WidePoint’s Form 10-K audited financial statements.

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

The following table present information about the Company’s liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

		Quoted Prices in	Significant Other	Unobservable
	DECEMBER 31,	Active Markets	Observable Inputs	Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$-	$-	$-	$-
Contingent consideration - warrants	-	-	-	-
Contingent consideration - cash settled, net of current portion	6,500	-	-	6,500
Contingent consideration - warrants, net of current portion	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

		Quoted Prices in	Significant Other	Unobservable
	DECEMBER 31,	Active Markets	Observable Inputs	Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$250,000	$-	$-	$250,000
Contingent consideration - warrants	108,000	-	-	108,000
Contingent consideration - cash settled, net of current portion	1,095,000	-	-	1,095,000
Contingent consideration - warrants, net of current portion	252,000	-	-	252,000
Total liabilities measured and recorded at fair value	$1,705,000	$-	$-	$1,705,000

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

The following table presents a reconciliation of the change in fair value of contingent consideration for the year ended December 31, 2022:

Contingent consideration, December 31, 2021	$1,705,000

Change in fair value (gain) reported in the consolidated statement of operations	(1,340,100)

Contingent consideration settled - cash	(250,000)

Contingent consideration settled - warrants	(108,000)

Contingent consideration, December 31, 2022	$6,900

5. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

U.S. Federal, State, and Local Government (1)	$7,272,993	$11,010,794
Commercial (2)	2,055,782	1,588,778
Gross accounts receivable	9,328,775	12,599,572
Less: allowances for doubtful
accounts (3)	51,666	62,988

Accounts receivable, net	$9,277,109	$12,536,584

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

(3) During the year ended December 31, 2022 and 2021, the Company did not recognize any material provisions of recoveries of existing provision for bad debt. The Company has not historically maintained a bad debt reserve for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such a bad debt reserve.

Significant Concentrations

        The following table presents revenue by customer for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
Customer Type	2022	2021

U.S. Federal Government (1)	79.1%	83.7%
U.S. State & Local and Foreign Governments	0.6%	0.4%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	DECEMBER 31, 2022	DECEMBER 31, 2021
Customer Type	As a % of Receivables	As a % of Receivables

U.S. Federal Government	97%	97%

7. Other Current Assets and Other Long Term Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

Inventories	$222,279	$590,065
Prepaid rent, insurance and other assets	713,699	1,307,548
Qualified payroll credit receivable	-	1,296,396

Total other current assets	$935,978	$3,194,009

Other long term assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

Security deposits	$67,748	$94,908
Capital work in progress	1,958,097	1,687,152

Other long term assets	$2,025,845	$1,782,060

8. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

Computer hardware and software	$3,158,428	$2,700,807
Furniture and fixtures	502,391	454,401
Leasehold improvements	284,321	298,352
Automobiles	122,524	137,105
Gross property and equipment	4,067,664	3,590,665

Less: accumulated depreciation and amortization	3,089,446	2,749,532

Property and equipment, net	$978,218	$841,133

During the years ended December 31, 2022 and 2021, the Company purchased for cash property and equipment totaling approximately $245,000 and $258,200, respectively.

During the years ended December 31, 2022 and 2021, property and equipment depreciation expense was approximately $397,700 and $333,800, respectively.

During the years ended December 31, 2022 and 2021, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2022 and 2021.

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

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Operating lease expense	$16,351	$15,043

Finance lease expense:
Amortization of right of use assets	$682,102	$703,530
Interest on finance lease liabilities	241,444	273,224

Total finance lease expense	$923,546	$976,754

Operating lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$257,795	$288,267
Financing cash flows from leases	600,438	572,083

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2022	2021

Lease right of use assets, net	$4,723,899	$6,273,211
Current portion of lease liabilities	596,529	794,175
Lease liabilities, net of current portion	4,745,909	6,025,691

Weighted average remaining lease term
Operating leases	11.0	10.9
Weighted average discount rate
Operating leases	3.5%	3.5%
Finance leases	-	3.5%

Maturities of lease liabilities as of December 31, 2022, were as follows:

2022	$809,072
2023	830,028
2024	737,787
2025	627,236
2026	633,663
Thereafter	2,924,061
Total undiscounted operating lease payments	6,561,847
Less: Imputed interest	1,219,409
Total lease liability	$5,342,438

During the year ended December 31, 2021, the Company entered into a lease agreement, with a related party, for 4,410 square feet of office space in Tampa, Florida. The lease commenced on December 15, 2021 and was for a term of five years, with a monthly rent obligation of $15,000, subject to annual rent increases of 3% per year. The Company recorded approximately $876,300 of right of use assets and lease-related liabilities, respectively. The lease liability was discounted using the Company’s incremental borrowing rate of 3.5%. On January 1, 2022, the Company entered into an amendment to its lease agreement for its Tampa office to amend the term and the extension option. The amendment updated the term of the lease from sixty (60) calendar months ending December 31, 2026 to terminate the lease on June 30, 2022. As a result of the amendment, on January 1, 2022 the Company removed the lease right of use asset and lease liability for its Tampa office from its consolidated balance sheet. The Company accounted for the lease as month to month and recorded the monthly rent expense in its consolidated statement of operations.

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2022
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(299,000)	$2,093,000
Channel Relationships	2,628,080	(1,518,446)	1,109,634
Internally Developed Software	5,665,957	(2,546,407)	3,119,550
Trade Name and Trademarks	1,330,472	(254,496)	1,075,976

	$12,016,509	$(4,618,349)	$7,398,160

	DECEMBER 31, 2021
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(61,650)	$2,330,350
Channel Relationships	2,628,080	(1,343,241)	1,284,839
Internally Developed Software	3,082,705	(1,633,516)	1,449,189
Trade Name and Trademarks	1,330,472	(165,964)	1,164,508

	$9,433,257	$(3,204,371)	$6,228,886

Purchased Intangibles

For the year ended December 31, 2022, there were no disposals or sales of purchased intangible assets. For the year ended December 31, 2021, the Company disposed of fully amortized purchased intangible assets with a historical cost and accumulated amortization of approximately $1,980,000.

Internally Developed

For the year ended December 31, 2022, the Company capitalized $3.2 million of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDI™ application, secure identity management technology and secure network operations center of which $2.6 million was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the year. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the year ended December 31, 2021 the Company capitalized $2.5 million of internally developed software costs, primarily associated with upgrading our ITMS™ secure identity management technology and secure network operations center of which $1.2 million was transferred from capital work in progress to internally developed software during the year and $348,300 was transferred from capital work in progress to property and equipment during the year. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

The aggregate amortization expense recorded was approximately $1,451,100 and $632,400 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, estimated annual amortization for our intangible assets for each of the next five years is approximately:

2023	$1,918,641
2024	1,704,101
2025	1,030,318
2026	511,170
2027	511,170
Thereafter	1,722,760
Total	$7,398,160

11.  Goodwill

The following table summarizes the changes in the carry amount of goodwill for the years ended December 31, 2022 and 2021:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

Balances, January 1	$22,088,578	$18,555,578
Acquisition of IT Authorities, Inc. (See Note 3)	-	3,533,000
Impairment	(16,277,000)	-

Balances, December 31	$5,811,578	$22,088,578

As of December 31, 2021, goodwill was not impaired and there were no accumulated impairment losses.

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization, during the second quarter of 2022, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets during the quarter ended June 30, 2022 As a result of this review and additional testing, the Company did not identify an impairment to its definite-lived intangible assets or other long lived assets, but the Company did identify an impairment to goodwill resulting in recording a $16.3 million non-cash goodwill impairment charge for the three month period ended June 30, 2022, and accordingly that amount is also reflected in the full year 2022 results.

The Company performed its additional goodwill impairment test with support from an external consultant and estimated the fair value of its single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies). The income approach uses a discounted cash flow (DCF) method that utilizes the present value of cash flows to estimate fair value of our reporting unit. The future cash flows for the reporting unit were projected based upon our estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of our DCF analysis, the Company projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA.

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

The company performed its annual impairment assessment as of December 31, 2022, using the same external consultant as used in the previous impairment analyses. In connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business and margins, projected new business as well considering modifications to the Company’s cost structure. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The assessment did not result in any additional impairment of goodwill at December 31, 2022.

12. Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2022	2021

Carrier service costs	$8,402,770	$8,771,660
Salaries and payroll taxes	1,637,628	2,213,356
Inventory purchases, consultants and other costs	1,205,209	1,345,900
Severance costs	7,612	7,612
U.S. income tax payable	61,490	(23,562)
Foreign income tax payable	12,560	29,460

Total accrued expenses	$11,327,269	$12,344,426

13.  Line of Credit

 On June 15, 2017, the Company entered into a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The Loan Agreement provides for a $5.0 million working capital revolving line of credit.

Effective, June 15, 2022, the Company entered into a seventh modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement (i) extended the maturity date of the facility from June 15, 2022 through June 15, 2023, (ii) removed the current ratio and interest coverage ratio financial covenants, (iii) increased the tangible net worth covenant from $2,000,000 to $6,500,000 measured quarterly, (iv) added a minimum EBITDA covenant that requires that the Company’s Adjusted EBITDA to not be less than $1,000,000 on a trailing 12-month basis as of the last day of each quarter and (v) modified the definition of Borrowing Base.

Effective June 27, 2022, the Company entered into an eighth Modification Agreement with Atlantic Union Bank to amend the existing Loan Agreement to increase the working capital revolving line of credit from $5.0 million to $7.0 million.

The available amount under the working capital line of credit is subject to a borrowing base, which is equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility is secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. As of December 31, 2022, the Company was eligible to borrow up to $7.0 million under the borrowing base formula.

At December 31, 2022, the Company was not in compliance with the tangible net worth covenant as its tangible net worth was approximately $4,500,000 instead of the required $6,500,000; however, the lender provided a waiver of that December 31, 2022 violation.

14.  Income Taxes

Income tax provision (benefit) is as follows for the years ended:

	DECEMBER 31,
	2022	2021

Current provision
State	$20,000	$100,000
Foreign	26,982	50,165
Total	46,982	150,165

Deferred provision (benefit)
Federal	4,717,527	567,316
State	298,832	(83,032)
Foreign	14,534	5,998
Total	5,030,893	490,282

Income tax (benefit) provision	$5,077,875	$640,447

Income tax provision (benefit) effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	4.0%	7.5%
Non-deductible expenses	-5.7%	-19.7%
Change in valuation allowance	-45.9%	-15.1%
Foreign rate differential	0.0%	-3.8%
Return to accrual difference true-ups	0.3%	-15.1%
Other	-0.2%	-0.1%
Deferred tax adjustment and true-up	-1.0%	88.2%
Combined effective tax rate	-27.4%	62.9%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,584,372	$9,501,008
Alternative minimum tax credit	45,650	45,650
Share-based compensation	475,297	659,338
Intangible amortization	(48,740)	208,036
Lease liability	1,555,503	1,554,888
Other assets	167,825	251,553

Total deferred tax assets	12,779,907	12,220,473
Less: valuation allowance	(10,503,243)	(1,999,630)
Total deferred tax assets, net	2,276,664	10,220,843

Deferred tax liabilities:
Goodwill amortization	116,530	3,041,451
Depreciation	324,959	210,755
Foreign intangible amortization	334,973	409,269
Other liabilities	11,354	12,830
Lease asset	1,401,939	1,419,056

Total deferred tax liabilities	2,189,755	5,093,361

Net deferred tax asset	$86,909	$5,127,482

As of December 31, 2022, the Company had approximately $37.7 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes that consist of $29.8 million that will expire between 2022 and 2036 and $7.9 million related to years after December 31, 2017 that does not have an expiration under current tax law. NOLs arising in tax years beginning in 2018, 2019, and 2020 may only reduce 80 percent of taxable income every year but can be carried forward indefinitely. Included in the recorded deferred tax asset, the Company had a benefit of approximately $47.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2040.

Under the provisions of the Internal Revenue Code, the net operating losses (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. Utilization of the net operating loss and tax credits carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. This annual limitation may result in the expiration of the net operating losses and credits before utilization.

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2022	2021

Beginning balance	$(1,999,630)	$(2,152,768)
Decreases (increases)	(8,503,613)	153,138

Ending balance	$(10,503,243)	$(1,999,630)

The Company’s valuation allowance predominantly consisted of domestic net operating loss carryforwards and certain state net operating loss carryforwards. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, management recorded a valuation allowance against all domestic deferred tax assets because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. During the year ended December 31, 2022, the Company increased the valuation allowance by $8.4 million. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2017 forward. As of December 31, 2022, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2022 or 2021. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

15. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. In November 2004, the Company filed a certificate of designation designating 2,045,714 shares of the Company’s preferred stock as shares of Series A Convertible Preferred Stock, which shares were later issued. All of the shares of Series A Convertible Preferred Stock that were issued was converted into common stock and may not be reissued. Accordingly, as of December 31, 2022, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of preferred stock during the years ended December 31, 2022 and 2021.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2022, there were 8,842,026 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

There were no stock option exercises during the year ended December 31, 2022. Shares of common stock issued as a result of stock option exercises and realized gross proceeds for the year ended December 31, 2021 were 40 and $179,273, respectively.

Common Stock Issuances – Restricted Stock Awards

During the year ended December 31, 2022, there were 91,316 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

See Note 16 for additional information regarding stock option plans.

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

Stock Repurchase Program

On October 7, 2019, the Company announced that its Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) to purchase up to $2.5 million of the Company’s common stock. Any repurchases will be made in compliance with the SEC’s Rule 10b-18 if applicable, and may be made in the open market or in privately negotiated transactions, including the entry into derivatives transactions. During November 2021, the Board increased the size of the Repurchase Plan to up to $5.0 million of the Company’s common stock, increasing the amount available for future purchases under the Repurchase Plan to $4.6 million. During the three month period ended March 31, 2022, we repurchased 196,586 shares of our common stock for a total of $818,200 and subsequently in March of 2022, the Board suspended the repurchase plan in order to use the company’s excess funds to invest into the business. The Company retired all common stock it repurchased.

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

The Company did not sell any shares during the year ended December 21, 2022. During the three month period ended March 31, 2021, the Company sold 100,687 shares for gross proceeds of $1.1 million and incurred $62,700 of offering costs.

Effective March 27, 2023, the Company provided notice to the sales agents under its At the Market Sales Agreement that it was terminating the agreement. Accordingly, no additional sales of shares of common stock will be made pursuant to such agreement.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2022 and 2021, the Company granted 163,903 RSAs and 83,326 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The Company did not grant NQSOs during the years ended December 31, 2022 and 2021.

Restricted Stock Awards

A summary of RSA activity as of December 31, 2022 and 2021, and changes for the years then ended are set forth below:

	2022	2021
NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	121,316	173,748
Granted (+)	163,903	83,326
Cancelled (-)	5,000	-
Vested (-)	91,316	135,758
Non-vested awards outstanding, December 31,	188,903	121,316

Weighted-average remaining contractual life (in years)	0.7	0.9

Unamortized RSA compensation expense	$280,440	$338,263

Aggregate intrinsic value of RSAs non-vested, December 31	$343,822	$476,772

Aggregate intrinsic value of RSAs vested, December 31	$346,694	$1,388,903

Non-Qualified Stock Option Awards

A summary of NQSO activity as of December 31, 2022 and 2021, and changes during the years then ended are set forth below:

	2022		2021
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED AWARDS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	25,000	$3.98	52,500	$3.93
Vested/Exercised (-)	-	-	27,500	$0.00
Non-vested balances, December 31,	25,000	$3.98	25,000	$3.98

F-34

	2022		2021
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE AWARDS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	140,000	$5.79	187,334	$5.66
Cancelled (-)	5,000	$4.40	834	$4.60
Expired (-)	127,500	$5.89	5,000	$13.04
Exercised (-)	-	-	41,500	$4.38
Awards outstanding, December 31,	7,500	$4.90	140,000	$3.54

Awards vested and expected to vest,
December 31,	7,500	$4.90	140,000	$5.79

Awards outstanding and exercisable,
December 31,	7,500	$4.90	115,000	$5.63

 The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2022 are as follows:

		Vested and	Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	0.65	0.65	0.65
Aggregate intrinsic value	$-	$-	$-

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options-based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2022 Shared-Based Compensation Expense			YEAR ENDED DECEMBER 31, 2021 Shared-Based Compensation Expense
	Employees	Directors	Total	Employees	Directors	Total

Restricted share-based compensation expense	$265,704	$262,878	$528,582	$539,658	$264,534	$804,192
Non-qualified option share-based compensation expense	-	-	-	79,571	-	79,571

Total share-based compensation before taxes	$265,704	$262,878	$528,582	$619,229	$264,534	$883,763

17. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Basic Earnings Per Share Computation:
Net (loss) income	$(23,585,291)	$341,096
Weighted average number of common shares	8,732,203	9,069,903
Basic (Loss) Earnings Per Share	$(2.70)	$0.04

Diluted Earnings Per Share Computation:
Net (loss) income	$(23,585,291)	$341,096

Weighted average number of common shares	8,732,203	9,069,903

Incremental shares from assumed conversions of dilutive securities	-	90,292

Adjusted weighted average number of common shares	8,732,203	9,160,195

Diluted (Loss) Earnings Per Share	$(2.70)	$0.04

18. Accumulated Other Comprehensive (Loss) Income

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Balances, January 1	$(241,586)	$(104,615)

Net foreign currency translation loss	(108,648)	(136,971)

Balances, December 31	$(350,234)	$(241,586)

19. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Legal Matters

The Company is not involved in any material legal proceedings.

20. Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

Carrier Services	$53,339,950	$49,730,946
Managed Services	40,763,415	37,607,151

	$94,103,365	$87,338,097

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

U.S. Federal Government	$74,416,288	$73,130,465
U.S. State and Local Governments	411,511	240,473
Foreign Governments	146,538	69,718
Commercial Enterprises	19,129,028	13,897,441

	$94,103,365	$87,338,097

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2022	2021

North America	$90,786,554	$83,016,107
Europe	3,316,811	4,321,990

	$94,103,365	$87,338,097

