Form 10-Q
period 2023-03-31
WIDEPOINT CORP
filed 2023-05-15
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 8,785,616 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
REVENUES	$25,273,681	$22,436,427
COST OF REVENUES (including amortization and depreciation of
$502,560 and $287,518, respectively)	21,463,741	18,539,702

GROSS PROFIT	3,809,940	3,896,725

OPERATING EXPENSES
Sales and marketing	521,678	575,169
General and administrative expenses (including share-based
compensation of $140,116 and $179,741, respectively)	3,910,820	3,745,229
Depreciation and amortization	265,843	264,361

Total operating expenses	4,698,341	4,584,759

LOSS FROM OPERATIONS	(888,401)	(688,034)

OTHER INCOME (EXPENSE)
Interest income	2,196	6,570
Interest expense	(58,778)	(63,521)
Other (expense) income, net	(194)	301,013

Total other income (expense), net	(56,776)	244,062

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(945,177)	(443,972)
INCOME TAX PROVISION (BENEFIT)	6,302	(51,075)

NET LOSS	$(951,479)	$(392,897)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.11)	$(0.04)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,739,317	8,782,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
NET LOSS	$(951,479)	$(392,897)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	37,248	(4,835)

Other comprehensive income (loss):	37,248	(4,835)

COMPREHENSIVE LOSS	$(914,231)	$(397,732)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,577,963	$7,530,864
Accounts receivable, net of allowance for credit losses
of $72,271 and $51,666 in 2023 and 2022, respectively	10,202,272	9,277,109
Unbilled accounts receivable	11,843,638	10,244,101
Other current assets	939,187	935,978

Total current assets	27,563,060	27,988,052

NONCURRENT ASSETS
Property and equipment, net	978,633	978,218
Lease right of use asset, net	4,556,571	4,723,899
Intangible assets, net	7,179,206	7,398,160
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	88,360	86,909
Other long-term assets	2,211,695	2,025,845

Total assets	$48,389,103	$49,012,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,584,437	$12,515,081
Accrued expenses	10,652,753	11,327,269
Deferred revenue	1,579,040	1,704,933
Current portion of lease liabilities	606,055	596,529

Total current liabilities	26,422,285	26,143,812

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,610,296	4,745,909
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	376,162	364,837

Total liabilities	31,415,643	31,261,458

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 8,739,317 and 8,725,476 shares
issued and outstanding, respectively	8,740	8,726
Additional paid-in capital	101,330,659	101,194,185
Accumulated other comprehensive loss	(312,986)	(350,234)
Accumulated deficit	(84,052,953)	(83,101,474)

Total stockholders’ equity	16,973,460	17,751,203

Total liabilities and stockholders’ equity	$48,389,103	$49,012,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(951,479)	$(392,897)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation expense	267,309	265,185
(Recovery) provision for credit losses	35,858	-
Amortization of intangibles	501,094	286,653
Share-based compensation expense	140,116	179,741
Warrants expense	-	108,000
Change in fair value of contingent consideration	-	(301,000)
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(2,528,761)	4,413,557
Inventories	(17,294)	104,365
Other current assets	15,790	311,218
Other assets	-	1,112
Accounts payable and accrued expenses	113,869	(1,509,330)
Income tax payable	55,703	7,111
Deferred revenue and other liabilities	(121,253)	(369,633)
Other liabilities	-	(278,655)

Net cash (used in) provided by operating activities	(2,489,048)	2,825,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,721)	(203,274)
Capitalized hardware and software development costs	(262,549)	(780,599)

Net cash used in investing activities	(359,270)	(983,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	4,313,007	-
Repayments of bank line of credit advances	(4,313,007)	-
Principal repayments under finance lease obligations	(125,568)	(147,405)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(3,628)	(49,224)
Common stock repurchased	-	(818,211)

Net cash used in financing activities	(129,196)	(1,014,840)

Net effect of exchange rate on cash	24,613	(38,950)

NET (DECREASE) INCREASE IN CASH	(2,952,901)	787,764

CASH, beginning of period	7,530,864	6,479,980

CASH, end of period	$4,577,963	$7,267,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$55,979	$63,521
Cash paid for income taxes	$-	$27,559

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$190,773	$213,770
Leased assets and lease liabilities terminated	$-	$876,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock —
restricted	50,345	51	(49,275)	-	-	(49,224)

Issuance of warrants in acquisition of IT Authorities, Inc.	-	-	108,000	-	-	108,000

Stock compensation expense —
restricted	-	-	179,741	-	-	179,741

Foreign currency translation —
(loss)	-	-	-	(4,835)	-	(4,835)

Net loss	-	-	-	-	(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	101,194,185	(350,234)	(83,101,474)	17,751,203

Issuance of common stock —
restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense —
restricted	-	-	140,116	-	-	140,116

Foreign currency translation —
gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(84,052,953)	$16,973,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Nature of Operations

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

2.	Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2023 and for each of the three month periods ended March 31, 2023 and 2022, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, allowance for credit losses, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. There were no significant changes in accounting estimates used by management during the quarter.

Segment Reporting

The Company’s TMaaS offerings are substantially managed service driven solutions that use our proprietary technology platform to deliver our services and reported on that basis to its Chief Operating Decision Maker who evaluates its business as a single segment. See Note 15 for detailed information regarding the composition of revenues.

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2023 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. The adoption of this standard on January 1, 2023, did not have a material impact on the consolidated financial statements.

3.	Fair Value Measurements

The following tables present information about the Company’s liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	MARCH 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:	(Unaudited)
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

	DECEMBER 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

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

Management estimates the fair value of the contingent consideration liability based on financial projections of IT Authorities, Inc.’s (ITA) business and forecasted results, including revenue growth rates, costs and expenses, volatility, and discount rates. The Company evaluates, on a routine, periodic basis, the estimated fair value of the contingent consideration and quarterly changes in estimated fair value are reflected in other income in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in changes of any of the key assumptions that are used. Changes in the estimated fair value of contingent consideration liability may have a material impact on the Company’s operating results.

There was no change in fair value of contingent consideration for the three months ended March 31, 2023.

4.	Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2023	2022
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$7,952,334	$7,272,993
Commercial (2)	2,322,209	2,055,782
Gross accounts receivable	10,274,543	9,328,775
Less: allowances for credit
losses (3)	72,271	51,666

Accounts receivable, net	$10,202,272	$9,277,109

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

(2) Commercial contracts are generally fixed price arrangements with contract terms ranging from two (2) to three (3) years. Commercial accounts receivables are billed based on the underlying contract terms and conditions which generally have repayment terms that range from thirty (30) to ninety (90) days. Commercial receivables are stated at amounts due from customers net of an allowance for credit losses if deemed necessary.

(3) For the three month period ended March 31, 2023, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Customer Type	2023	2022
	(Unaudited)
U.S. Federal Government (1)	80.0%	77.7%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2023	2022
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	96%	97%

6.	Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2023	2022
	(Unaudited)
Inventories	$239,658	$222,279
Prepaid insurance and other assets	699,529	713,699

Total other current assets	$939,187	$935,978

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2023	2022
	(Unaudited)
Carrier service costs	$8,159,230	$8,402,770
Salaries and payroll taxes	1,609,058	1,637,628
Inventory purchases, consultants and other costs	746,113	1,205,209
U.S. Income tax payable	61,490	61,490
Other	76,862	20,172

	$10,652,753	$11,327,269

7.	Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2023	2022
	(Unaudited)
Computer hardware and software	$3,268,634	$3,158,428
Furniture and fixtures	501,973	502,391
Leasehold improvements	288,215	284,321
Automobiles	125,664	122,524
Gross property and equipment	4,184,486	4,067,664
Less: accumulated depreciation and
amortization	3,205,853	3,089,446

Property and equipment, net	$978,633	$978,218

During the three month periods ended March 31, 2023 and 2022, property and equipment depreciation expense was approximately $116,400 and $93,700, respectively.

During the three month periods ended March 31, 2023 and 2022, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2023 and 2022.

8.	Leases

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

9.	Goodwill and Intangible Assets

Goodwill consisted of the following:

The Company has recorded goodwill of $5,811,578 as of March 31, 2023. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2023

Intangible assets consists of the following:

	MARCH 31, 2023
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(358,800)	$2,033,200
Channel Relationships	2,628,080	(1,562,248)	1,065,832
Internally Developed Software	5,948,518	(2,922,146)	3,026,372
Trade Name and Trademarks	1,330,472	(276,670)	1,053,802

	$12,299,070	$(5,119,864)	$7,179,206

	DECEMBER 31, 2022
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(299,000)	$2,093,000
Channel Relationships	2,628,080	(1,518,446)	1,109,634
Internally Developed Software	5,665,957	(2,546,407)	3,119,550
Trade Name and Trademarks	1,330,472	(254,496)	1,075,976

	$12,016,509	$(4,618,349)	$7,398,160

For the three month period ended March 31, 2023, the Company capitalized $453,300 of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $280,220 was transferred from capital work in progress to internally developed software during the period. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the three month period ended March 31, 2022, the Company capitalized $820,000 of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Telecommunications Management System), secure identity management technology and network operations center of which $243,500 was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the period.

There were no disposals of intangible assets during the three month period ended March 31, 2023.

The aggregate amortization expense recorded for the three month periods ended March 31, 2023 and 2022 were approximately $501,100 and $286,700, respectively.

As of March 31, 2023, estimated annual amortization for our intangible assets is approximately:

Remainder of 2023	$1,497,301
2024	1,797,411
2025	1,123,850
2026	526,714
2027	511,170
Thereafter	1,722,760
Total	$7,179,206

10.	Line of Credit

Since June 15, 2017, the Company had a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”).

In June 2022, the Company entered into a seventh and eighth modification agreement (“Modification Agreement”) with Atlantic Union Bank to amend the existing Loan Agreement. The Modification Agreement (i) extended the maturity date of the facility from June 15, 2022 through June 15, 2023, (ii) removed the current ratio and interest coverage ratio financial covenants, (iii) increased the tangible net worth covenant from $2,000,000 to $6,500,000 measured quarterly, (iv) added a minimum EBITDA covenant that requires that the Company’s Adjusted EBITDA to not be less than $1,000,000 on a trailing 12-month basis as of the last day of each quarter and (v) modified the definition of Borrowing Base and increased the maximum amount from $5.0 million to $7.0 million.

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

As of March 31, 2023, there was no outstanding balance under the line of credit. At December 31, 2022 and March 31, 2023, the Company was not in compliance with the tangible net worth covenant as its tangible net worth did not equal at least approximately $6,500,000. Atlantic Union Bank provided a waiver of the December 31, 2022 violation. As a result of the maturity date of June 15, 2023 and the potential that Atlantic Union Bank would not renew the line of credit, the Company secured an additional financing arrangement. The Company does not plan to renew its Loan and Security Agreement with Atlantic Union Bank.

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible trade receivables. Pursuant to the Agreement, the Company may from time to time offer and sell eligible accounts receivable to the Buyer at an initial purchase price equal to 90% of the receivable (85% if the account receivable debtor is not a government entity), subject to increase based on, among other things, the total amount collected and the discount factor applicable to the receivable. The facility is limited to a total of $4 million outstanding at any time, with an available increase to $10 million, subject to adequate receivables. The Agreement contains customary fees, covenants and representations.

11.	Income Taxes

The Company’s effective tax rate was (0.7)% and 11.5% for the three month periods ended March 31, 2023 and 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the Provision (benefit) for income taxes by the Loss before provision (benefit) for income taxes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. The Company increased its valuation allowance approximately $238,000 during the three month period ended March 31, 2023. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance

12.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of March 31, 2023, there were 8,741,310 shares issued and outstanding. During the three month period ended March 31, 2023, there were 15,837 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the three-month period ended March 31, 2022, there were 50,345 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the three month periods ended March 31, 2023 and 2022.

Contingent Warrants

Liability-classified warrants consist of warrants to acquire common stock at an exercise price of $5.33 per share as part of the consideration for the acquisition of ITA in 2021, during the earn-out period from 2021 to 2024. Based on our consideration of the ASC 815-40 guidance, we account for these contingent warrants as a liability. The estimated fair value of outstanding contingent warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as other income (expense). Refer to Note 3 for more information about the warrants.

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

At The Market Offering Agreement

On August 18, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”). The Company did not sell any shares during the three month period ended March 31, 2023.

Effective March 27, 2023, the Company provided notice to the sales agents under its At the Market Sales Agreement that it was terminating the agreement. Accordingly, no additional sales of shares of common stock will be made pursuant to such agreement.

13.	Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
Restricted share-based compensation expense	$140,116	$179,741

Total share-based compensation before taxes	$140,116	$179,741

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. There were no RSAs granted during the three month periods ended March 31, 2023 and 2022.

At March 31, 2023, the Company had approximately $140,300 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.0 years.

14. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
Basic Earnings Per Share Computation:
Net loss	$(951,479)	$(392,897)
Weighted average number of common shares	8,739,317	8,782,452
Basic Loss Per Share	$(0.11)	$(0.04)

Diluted Earnings Per Share Computation:
Net loss	$(951,479)	$(392,897)

Weighted average number of common shares	8,739,317	8,782,452
Incremental shares from assumed conversions
of dilutive securities	-	-
Adjusted weighted average number of
common shares	8,739,317	8,782,452

Diluted Loss Per Share	$(0.11)	$(0.04)

For the three months ended March 31, 2023 and 2022, the Company had unexercised stock options and RSAs of 34,682 and 30,513, respectively, and warrants to purchase 150,000 and 150,000 shares of common stock, outstanding, that were anti-dilutive.

15.	Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
Carrier Services	$13,597,701	$12,932,055
Managed Services	11,675,980	9,504,372

	$25,273,681	$22,436,427

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
U.S. Federal Government	$20,230,576	$17,433,723
U.S. State and Local Governments	91,023	126,142
Foreign Governments	16,557	32,407
Commercial Enterprises	4,935,525	4,844,155

	$25,273,681	$22,436,427

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	(Unaudited)
North America	$24,209,410	$21,434,634
Europe	1,064,271	1,001,793

	$25,273,681	$22,436,427

During the three months ended March 31, 2023 and 2022, the Company recognized approximately $709,400 and $1,079,900, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

16.	Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

17.	Subsequent Events

As described in Note 11, effective April 28, 2023, the Company has entered into an Accounts Receivable Purchase Agreement (the Receivables Facility) with Republic Capital Access, LLC for the non-recourse sale of eligible trade receivables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of supply chain issues;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to access sufficient financing on acceptable terms given the tightening credit markets due to the current banking environment;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	The impact and outcome of negotiations around the Federal debt ceiling.
•	Our ability to mitigate the impact of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

Strategic Focus and Notable Events

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

During 2023, we continue to focus on the following key goals:

•	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
•	Continue to provide unmatched level of services to our current customer base,
•	Attain full FedRAMP certification and make strategic investments in our delivery infrastructure,
•	Grow our recurring high margin managed services revenues,
•	Add incremental capabilities to our Technology Management solution set and develop or acquire new high margin business lines,
•	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expand our customer base organically and inorganically,
•	Continue to leverage the R2v3 Certification to further our ESG commitment
•	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners, and
•	Expanding our solution offerings into the commercial space.

Our strategy for achieving our longer-term goals include:

•	Establishing a market leadership position in the trusted mobility management (TM2) sector,
•	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
•	delivering new incremental offerings to add to our existing TM2 offering,
•	developing and testing innovative new offerings that enhance our TM2 offering, and
•	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning of our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

We continue to experience ongoing supply chain issues and have changed from just-in-time inventory for accessory items to keeping sufficient stock on hand and having to locate alternative sources if traditional suppliers cannot fulfill in a timely manner. In addition, we continue to experience supply price increases that we seek to mitigate by seeking volume discounts. Overall, the customers are understanding that these supply chain issues are a global and not just impacting orders they place with us and have been willing to work with us to find alternative solutions or delay the purchases until the requested products are available. It is difficult to forecast when and if the supply chain will normalize.

Results of Operations

Three Months Ended March 31, 2023 as Compared to Three Months Ended March 31, 2022

Revenues. Revenues for the three month period ended March 31, 2023 were approximately $25.3 million, an increase of approximately $2.8 million (or 13%), as compared to approximately $22.4 million in 2022. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2023	2022	Variance
	(Unaudited)
Carrier Services	$13,597,699	$12,932,059	$665,640
Managed Services:
Managed Service Fees	6,852,099	7,258,277	(406,178)
Billable Service Fees	1,250,334	1,120,106	130,228
Reselling and Other Services	3,573,549	1,125,985	2,447,564
	11,675,982	9,504,368	2,171,614

	$25,273,681	$22,436,427	$2,837,254

Our carrier services revenue was $13.6 million, an increase of approximately $700,000, as compared with the same period in 2022. The increase is primarily due to a large federal government customer increasing the number of phone lines we manage by approximately 75% otherwise carrier services remained relatively constant from period to period.

Our managed service fees were $6.9 million and remained relatively constant from period to period.

Billable service fees, reselling and other revenues remained consistent with the same period in 2022.

Reselling and other services increased by $2.5 million from the same period last year primarily due to the resale of new capabilities provided by a third party partner for two large federal contracts. While Reselling and other services are transactional in nature, we expect to have additional sales of these new technical capabilities throughout the year, although the amount and timing of revenue could vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three months period ended March 31, 2023 were approximately $21.5 million (or 85% of revenues), as compared to approximately $18.5 million (or 83% of revenues) in 2022. The increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner for two large federal contracts.

Gross Profit. Gross profit for the three months period ended March 31, 2023 was approximately $3.8 million (or 15% of revenues), as compared to approximately $3.9 million (or 17% of revenues) in 2022.

The Gross Profit percentage excluding carrier services was 33% for the first quarter in 2023 compared to 41% in the same period last year. The lower gross margin percentage excluding carrier services was almost entirely related to the resale of the third party partner capabilities mentioned above. Our gross profit percentage will vary from quarter to quarter due to our revenue mix

Sales and Marketing.Sales and marketing expense for the three month period ended March 31, 2023 was approximately $0.5 million (or 2% of revenues), as compared to approximately $0.6 million (or 2% of revenues) in 2022. We continue to invest in our business development and sales team assets as identified as one of our key goals for 2023.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2023 were approximately $3.7 million (or 15% of revenues), as compared to approximately $3.7 million (or 17% of revenues) in 2022. The change in general and administrative was not significant.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2023 was approximately $265,800 as compared to approximately $264,400 in 2022. The change in depreciation and amortization expense is related to capital investments in our delivery platforms reaching completion and beginning to be amortized.

Other Income (Expense).Other income (expense) for the three month period ended March 31, 2023 was an expense of approximately $(56,800) as compared to income of approximately $244,000 in 2022. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration.

Income Taxes. Income tax provision for the three month period ended March 31, 2023 was approximately $6,300 as compared to income tax benefit of $51,100 in 2022. Income taxes were accrued at an estimated effective tax rate of (0.7)% for the three months ended March 31, 2023 compared to 11.5% for the three months ended March 31, 2022.

Net Loss.As a result of the cumulative factors annotated above, net loss for the three month period March 31, 2023 was approximately $951,500 as compared to net loss of approximately $392,900 in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to factoring arrangement with Republic Capital Access, LLC with an initial capacity of $4 million, expandable to $10 million if needed. At March 31, 2023 the Company has a working capital facility with a Bank that is not expected to be renewed when it expires in June of 2023. The Company was not in compliance with the net tangible worth covenant as of December 31, 2022; however, the lender provided a waiver of that December 31, 2022 covenant violation. The Company expects no to be in compliance with the net tangible worth covenant and will let the facility expire on June 15, 2023.

At March 31, 2023, our net working capital was approximately $1.4 million as compared to $1.8 million at December 31, 2022. The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs, which was partially offset by temporary receivable/payable timing differences. We believe that our existing cash and our anticipated cash flows from operations, along with access to the factoring arrangement, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future.

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash used by operations was approximately $2.5 million as compared to approximately $2.8 million net cash provided by operations for the three months ended March 31, 2022. The decrease from the same period in 2022 is a result of systems and process changes that slowed billing in the first quarter of 2023. The Company expects that billings will resume to a regular pace, or faster during 2023.

Our single largest cash operating expense is the cost of labor and the Company sponsored healthcare benefit programs. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure expenditures in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made. We also may experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control.

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

For the three months ended March 31, 2023, cash used in investing activities was approximately $0.4 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center.

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

For the three months ended March 31, 2023, cash used in financing activities was approximately $0.1 million and reflects line of credit advances and payments of approximately $4.3 million, lease principal repayments of approximately $125,600, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

For the three months ended March 31, 2022, cash provided by financing activities was approximately $1.0 million and reflects lease principal repayments of approximately $147,400, repurchases of common stock of $0.8 million and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2023 and 2022, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $42,939 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value of Shares Purchased as	Maximum Dollar Value of Shares that
	Total Number of	Average	as Part of Publicly	may be Purchased
	Shares Purchased	Price Paid Per Share	Announced Plans or Programs	Under Approved Plans or Programs

March	1,993	$1.82	-	$-

Total	1,993	$1.82	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Accounts Receivable Purchase Agreement with Republic Capital Access, LLC dated April 28, 2023 (incorporated by reference from Form 8K filed May 2, 2023 )

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

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

WIDEPOINT CORPORATION

Date: May 15 , 2023	By:	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: May 15, 2023	By:	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

