Form 10-Q
period 2023-06-30
WIDEPOINT CORP
filed 2023-08-14
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 8,893,220 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
REVENUES	$26,762,857	$23,057,354	$52,036,538	$45,493,781
COST OF REVENUES (including amortization and depreciation of
$508,025, $306,938, $1,010,585, and $594,456, respectively)	22,853,220	19,737,710	44,316,961	38,277,412

GROSS PROFIT	3,909,637	3,319,644	7,719,577	7,216,369

OPERATING EXPENSES
Sales and marketing	542,172	562,623	1,063,850	1,137,792
General and administrative expenses (including share-based
compensation of $95,454, $89,385, $235,570 and $269,126, respectively	3,830,513	3,817,316	7,741,333	7,562,545
Goodwill impairment	-	16,277,000	-	16,277,000
Depreciation and amortization	263,684	274,088	529,527	538,449

Total operating expenses	4,636,369	20,931,027	9,334,710	25,515,786

LOSS FROM OPERATIONS	(726,732)	(17,611,383)	(1,615,133)	(18,299,417)

OTHER INCOME (EXPENSE)
Interest income	9,245	4,158	11,441	10,728
Interest expense	(56,910)	(62,826)	(115,688)	(126,347)
Other (expense) income, net	(18,864)	669,990	(19,058)	971,003

Total other income (expense), net	(66,529)	611,322	(123,305)	855,384

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(793,261)	(17,000,061)	(1,738,438)	(17,444,033)
INCOME TAX PROVISION (BENEFIT)	48,812	(3,240,852)	55,114	(3,291,927)

NET LOSS	$(842,073)	$(13,759,209)	$(1,793,552)	$(14,152,106)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.10)	$(1.58)	$(0.20)	$(1.62)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,794,704	8,696,111	8,767,163	8,739,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
NET LOSS	$(842,073)	$(13,759,209)	$(1,793,552)	$(14,152,106)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	32,404	(134,854)	69,652	(139,689)

Other comprehensive income (loss):	32,404	(134,854)	69,652	(139,689)

COMPREHENSIVE LOSS	$(809,669)	$(13,894,063)	$(1,723,900)	$(14,291,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,775,113	$7,530,864
Accounts receivable, net of allowance for credit losses
of $68,549 and $51,666, respectively	8,950,712	9,277,109
Unbilled accounts receivable	13,603,405	10,244,101
Other current assets	1,104,513	935,978

Total current assets	31,433,743	27,988,052

NONCURRENT ASSETS
Property and equipment, net	888,875	978,218
Lease right of use asset, net	4,386,323	4,723,899
Intangible assets, net	6,672,593	7,398,160
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	88,420	86,909
Other long-term assets	2,424,524	2,025,845

Total assets	$51,706,056	$49,012,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,375,808	$12,515,081
Accrued expenses	13,845,293	11,327,269
Current portion of deferred revenue	2,725,898	1,704,933
Current portion of lease liabilities	615,783	596,529

Total current liabilities	30,562,782	26,143,812

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,476,849	4,745,909
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	400,280	364,837

Total liabilities	35,446,811	31,261,458

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 8,893,220 and 8,725,476 shares
issued and outstanding, respectively	8,894	8,726
Additional paid-in capital	101,425,959	101,194,185
Accumulated other comprehensive loss	(280,582)	(350,234)
Accumulated deficit	(84,895,026)	(83,101,474)

Total stockholders’ equity	16,259,245	17,751,203

Total liabilities and stockholders’ equity	$51,706,056	$49,012,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,793,552)	$(14,152,107)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	-	(3,176,568)
Depreciation expense	532,557	540,361
Goodwill impairment charge	-	16,277,000
(Recovery) provision for credit losses	34,037	(311)
Amortization of intangibles	1,007,555	592,544
Share-based compensation expense	235,570	269,126
Warrants expense	-	108,000
Change in fair value of contingent consideration	-	(967,000)
Loss on disposal of fixed assets	3,211	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(2,158,825)	3,118,288
Inventories	(85,066)	(134,346)
Other current assets	(54,040)	532,882
Other assets	27,161	28,272
Accounts payable and accrued expenses	2,197,714	1,968,727
Income tax payable	25,535	(154,418)
Deferred revenue and other liabilities	1,049,118	(312,606)
Other liabilities	-	(358,000)

Net cash provided by operating activities	1,020,975	4,179,844

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(103,014)	(214,096)
Capitalized hardware and software development costs	(614,914)	(1,936,687)
Proceeds from beneficial interest in sold receivables	143,116	-

Net cash used in investing activities	(574,812)	(2,150,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,493,284	-
Repayments of bank line of credit advances	(6,493,284)	-
Principal repayments under finance lease obligations	(255,436)	(297,132)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(3,628)	(49,224)
Common stock repurchased	-	(818,211)

Net cash used in financing activities	(259,064)	(1,164,567)

Net effect of exchange rate on cash	57,150	(152,389)

NET INCREASE IN CASH AND CASH EQUIVALENTS	244,249	712,105

CASH, beginning of period	7,530,864	6,479,980

CASH, end of period	$7,775,113	$7,192,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2023	2022
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$115,019	$124,854
Cash paid for income taxes	$-	$27,559

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$77,873	$151,995
Leased assets and lease liabilities terminated	$-	$876,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock —
restricted	50,345	51	(49,275)	-	-	(49,224)

Issuance of warrants in acquisition of IT Authorities, Inc.	-	-	108,000	-	-	108,000

Stock compensation expense restricted —
restricted	-	-	179,741	-	-	179,741

Foreign currency translation —
(loss)	-	-	-	(4,835)	-	(4,835)

Net loss	-	-	-	-	(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

Issuance of common stock —
restricted	29,691	30	(30)	-	-	-

Stock compensation expense —
restricted	-	-	89,385	-	-	89,385

Foreign currency translation —
(loss)	-	-	-	(134,854)	-	(134,854)

Net Loss	-	-	-	-	(13,759,209)	(13,759,209)

Balance, June 30, 2022	8,725,476	$8,726	$100,934,729	$(381,275)	$(73,668,289)	$26,893,891

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	101,194,185	(350,234)	(83,101,474)	17,751,203

Issuance of common stock —
restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense —
restricted	-	-	140,116	-	-	140,116

Foreign currency translation —
gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(312,986)	$16,973,460

Issuance of common stock —
restricted	153,903	154	(154)	-	-	-

Stock compensation expense —
restricted	-	-	95,454	-	-	95,454

Foreign currency translation —
gain	-	-	-	32,404	-	32,404

Net loss	-	-	-	-	(842,073)	(842,073)

Balance, June 30, 2023	8,893,220	$8,894	$101,425,959	$(280,582)	$(84,895,026)	$16,259,245

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2023 and for each of the three and six month periods ended June 30, 2023 and 2022, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2023 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

3. Fair Value Measurements

The following tables present information about the Company's liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

	JUNE 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:	(Unaudited)
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

	DECEMBER 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

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

Management estimates the fair value of the contingent consideration liability based on financial projections of IT Authorities, Inc.'s (ITA) business and forecasted results, including revenue growth rates, costs and expenses, volatility, and discount rates. The Company evaluates, on a routine, periodic basis, the estimated fair value of the contingent consideration and quarterly changes in estimated fair value are reflected in other income in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in changes of any of the key assumptions that are used. Changes in the estimated fair value of contingent consideration liability may have a material impact on the Company’s operating results.

There was no change in fair value of contingent consideration for the three and six month periods ended June 30, 2023.

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$6,315,665	$7,272,993
Commercial (2)	2,703,596	2,055,782
Gross accounts receivable	9,019,261	9,328,775
Less: allowances for credit
losses (3)	68,549	51,666

Accounts receivable, net	$8,950,712	$9,277,109

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

(3) For the six month period ended June 30, 2023, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
Customer Type	2023	2022	2023	2022
	(Unaudited)
U.S. Federal Government (1)	80.8%	80.5%	80.4%	79.1%

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2023	2022
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	97%	97%

6. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Inventories	$307,426	$222,279
Prepaid insurance and other assets	797,087	713,699

Total other current assets	$1,104,513	$935,978

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Carrier service costs	$11,018,760	$8,402,770
Salaries and payroll taxes	1,595,238	1,637,628
Inventory purchases, consultants and other costs	1,123,433	1,205,209
Other	107,862	81,662

	$13,845,293	$11,327,269

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Computer hardware and software	$3,275,516	$3,158,428
Furniture and fixtures	502,179	502,391
Leasehold improvements	288,375	284,321
Automobiles	128,814	122,524
Gross property and equipment	4,194,884	4,067,664
Less: accumulated depreciation and amortization	3,306,009	3,089,446

Property and equipment, net	$888,875	$978,218

During the three and six month periods ended June 30, 2023, property and equipment depreciation expense was approximately $78,600 and $195,000, respectively. During the three and six month periods ended June 30, 2022, property and equipment depreciation expense was approximately $110,000 and $204,200, respectively.

During the three and six month periods ended June 30, 2023 and 2022, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2023 and 2022.

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

9. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of June 30, 2023 and December 31, 2022. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2023.

Intangible assets consists of the following:

	JUNE 30, 2023

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(418,600)	$1,973,400
Channel Relationships	2,628,080	(1,606,049)	1,022,031
Internally Developed Software	5,948,614	(3,303,080)	2,645,534
Trade Name and Trademarks	1,330,472	(298,844)	1,031,628

	$12,299,166	$(5,626,573)	$6,672,593

	DECEMBER 31, 2022

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(299,000)	$2,093,000
Channel Relationships	2,628,080	(1,518,446)	1,109,634
Internally Developed Software	5,665,957	(2,546,407)	3,119,550
Trade Name and Trademarks	1,330,472	(254,496)	1,075,976

	$12,016,509	$(4,618,349)	$7,398,160

For the three and six month period ended June 30, 2023, the Company capitalized $239,500 and $692,800, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $280,220 was transferred from capital work in progress to internally developed software during the six month period. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the three and six month period ended June 30, 2022, the Company capitalized $1.1 million and $1.9 million, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDITM application, secure identity management technology and secure network operations center of which $699,360 was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the six month period. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

There were no disposals of intangible assets during the three and six month period ended June 30, 2023.

The aggregate amortization expense recorded for the three month periods ended June 30, 2023 and 2022 were approximately $506,500 and $305,900, respectively. The aggregate amortization expense recorded for the six month periods ended June 30, 2023 and 2022 were approximately $1,007,600 and $592,500, respectively

As of June 30, 2023, estimated annual amortization for our intangible assets is approximately:

Remainder of 2023	$982,574
2024	1,789,347
2025	1,115,785
2026	518,675
2027	503,106
Thereafter	1,763,106
Total	$6,672,593

10. Line of Credit and Factoring Agreement

From June 15, 2017 to June 2023, the Company had a Loan and Security Agreement with Atlantic Union Bank (formerly known as Access National Bank) (the “Loan Agreement”). The available amount under the working capital line of credit was subject to a borrowing base, which was equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility was secured by a first lien security interest on all of the Company’s personal property, including its accounts receivable, general intangibles, inventory and equipment maintained in the United States. The Loan Agreement with Atlantic Union Bank matured in June 2023 and was not renewed.

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). Upon purchase, Buyer becomes the absolute owner of any such Purchased Receivables, which are payable directly to the Buyer. The total amount of Purchased Receivables is subject to a maximum limit of $4 million outstanding Purchased Receivables at any time, with an available increase to $14 million, subject to adequate receivables. The Purchase Agreement contains customary fees, covenants and representations.

Pursuant to the Purchase Agreement, the Company may from time to time offer and sell eligible accounts receivable to the Buyer. The Buyer pays the sales proceed of the purchase of the receivable invoices in two installments; first installment is Initial Purchase Price, which is 90% if the debtor is an agency of the U.S. Government, and 85% if the debtor is not an agency of the U.S. Government, of the invoice amount. And second and final installment is residual purchase price that is the invoice amount less the initial purchase price less applicable discount factor and fees.

The Company sold a total of $1.58 million of receivables during the three-month period ended June 30, 2023, for proceeds net of fees of $1.56 million. As of June 30, 2023, there is no outstanding residual payment balance and availability of $4 million.

11. Income Taxes

The Company’s effective tax rate was (5)% and (3)% for the three and six month periods ended June 30, 2023, respectively. The Company’s effective tax rate was 19% and 19% for the three- and six-month periods ended June 30, 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the Provision (benefit) for income taxes by the Loss before provision (benefit) for income taxes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Under existing income tax accounting standards such objective evidence is more heavily weighted in comparison to other subjective evidence such as our projections for future growth, tax planning and other tax strategies. The Company increased its valuation allowance approximately $238,000 during the six-month period ended June 30, 2023. There were no changes to the Company’s valuation allowance during the three month period ended June 30, 2023. In the future, changes in the Company’s valuation allowance may result from, among other things, additional pretax operating losses resulting in increases in its valuation allowance or pretax operating income resulting in decreases in its valuation allowance.

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2023, there were 8,893,220 shares issued and outstanding.

On June 22, 2023, the stockholders of the Company approved an amendment and restatement of the 2017 WidePoint Omnibus Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance by one million three hundred thousand shares (1,300,000).

During the three month period June 30, 2023, there were 153,903 shares of common stock vested in accordance with the vesting terms of the RSAs. During the six month period ended June 30, 2023, there were 169,737 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the three month period ended June 30, 2022, there were 29,691 shares of common stock vested in accordance with the vesting terms of the RSAs. During the six month period ended June 30, 2022, there were 83,728 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the three and six month periods ended June 30, 2023 and 2022.

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

13. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
Restricted share-based compensation expense	$95,454	$89,385	$235,570	$269,126

Total share-based compensation before taxes	$95,454	$89,385	$235,570	$269,126

The Company’s stock incentive plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant or award of incentive stock options (ISO), nonqualified stock options (NQSO), restricted stock awards (RSA), restricted stock units, stock appreciation rights, dividend equivalent rights, performance unit awards and phantom shares. The Company issues new shares of common stock upon the exercise of stock options.

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. There were no RSAs granted during the three and six month period ended June 30, 2023. During the three and six month period ended June 30, 2022, the Company granted 56,300 RSAs.

Stock Options

There were no stock option awards granted during the six month periods ended June 30, 2023 and June 30, 2022.

At June 30, 2023, the Company had approximately $44,900 of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 0.9 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The plan was approved by the Compensation Committee in August 2022. The LTIP allows the Company to grant equity-based compensation awards in the form of RSUs which vest over a 3-year service period, and performance based restricted stock units (PSRUs) that require performance targets to be met within the 3-year plan. As of June 30, 2023, there were no RSUs or PSRUs granted under this plan.

14. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
Basic and Diluted Earnings Per Share Computation:	(Unaudited)
Net loss	$(842,073)	$(13,759,209)	$(1,793,552)	$(14,152,106)
Weighted average number of common shares	8,794,704	8,696,111	8,767,163	8,739,043
Basic and Diluted Loss Per Share	$(0.10)	$(1.58)	$(0.20)	$(1.62)

For the three month ended June 30, 2023 and 2022, the Company had unexercised stock options and RSAs of 28,675 and 7,124, respectively, and warrants to purchase 150,000 and 150,000 shares of common stock, outstanding, that were anti-dilutive.

For the six month ended June 30, 2023 and 2022, the Company had unexercised stock options and RSAs of 31,774 and 30,402, respectively, and warrants to purchase 150,000 and 150,000 shares of common stock, outstanding, that were anti-dilutive.

15. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
Carrier Services	$14,241,055	$12,500,358	$27,838,756	$25,432,413
Managed Services	12,521,802	10,556,996	24,197,782	20,061,368

	$26,762,857	$23,057,354	$52,036,538	$45,493,781

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
U.S. Federal Government	$21,644,125	$18,572,618	$41,874,701	$36,006,341
U.S. State and Local Governments	113,691	100,879	204,714	227,021
Foreign Governments	23,021	24,059	39,578	56,466
Commercial Enterprises	4,982,020	4,359,798	9,917,545	9,203,953

	$26,762,857	$23,057,354	$52,036,538	$45,493,781

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022
	(Unaudited)
North America	$25,686,543	$22,236,044	$49,895,953	$43,670,678
Europe	1,076,314	821,310	2,140,585	1,823,103

	$26,762,857	$23,057,354	$52,036,538	$45,493,781

During the three months ended June 30, 2023 and 2022, the Company recognized approximately $534,200 and $580,100, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

During the six months ended June 30, 2023 and 2022, the Company recognized approximately $1,243,600 and $1,660,000, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	The impact of supply chain issues;
•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	The impact and outcome of negotiations around the Federal budget;
•	Our ability to mitigate the impact of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

Results of Operations

Three Months Ended June 30, 2023 as Compared to Three Months Ended June 30, 2022

Revenues. Revenues for the three month period ended June 30, 2023 were approximately $26.8 million, an increase of approximately $3.7 million (or 16%), as compared to approximately $23.1 million in 2022. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2023	2022	Variance
	(Unaudited)
Carrier Services	$14,241,060	$12,500,358	$1,740,702
Managed Services:
Managed Service Fees	6,918,147	6,698,122	220,025
Billable Service Fees	1,855,573	986,697	868,876
Reselling and Other Services	3,748,077	2,872,185	875,892
	12,521,797	10,557,004	1,964,793

	$26,762,857	$23,057,362	$3,705,495

Our carrier services revenue was $14.2 million, an increase of approximately $1.7 million, as compared with the same period in 2022. The increase is due to higher carrier activity being experienced across our customer base.

Our managed service fees were $6.9 million and remained relatively constant from period to period.

Billable service fees, were $1.9 million, and increase of approximately $900,000. Billable service fees increased as a result of more billable positions on our federal contracts and increased billable implementation services in our Soft-ex subsidiary.

Reselling and other services increased by approximately $900,000 million from the same period last year primarily due to the resale of new capabilities provided by a third party partner for two large federal contracts. While Reselling and other services are transactional in nature, and the amount and timing of revenue could vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2023 were approximately $22.8 million (or 85% of revenues), as compared to approximately $19.7 million (or 86% of revenues) in 2022. The increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner and increased depreciation and amortization related to internally developed software being placed in service.

Gross Profit. Gross profit for the three month period ended June 30, 2023 was approximately $3.9 million (or 15% of revenues), as compared to approximately $3.3 million (or 14% of revenues) in 2022.

The Gross Profit percentage excluding carrier services was 31.2% for the three-month period ended June 30, 2023 which is consistent with 31.5 % in the same period last year. Our gross profit percentage will vary from quarter to quarter due to our revenue mix.

Sales and Marketing. Sales and marketing expense for the three month period ended June 30, 2023 was approximately $-0.5 million (or -2% of revenues), as compared to approximately $0.6 million (or 2% of revenues) in 2022.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2023 were approximately $3.9 million (or 15% of revenues), as compared to approximately $3.8 million (or 17% of revenues) in 2022.

Goodwill Impairment. We recorded non-cash goodwill impairment charge of $16.3 million for the three month period ended June 30, 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2023.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2023 was approximately $263,700 as compared to approximately $274,100 in 2022.

Other Income (Expense). Other income (expense) for the three month period ended June 30, 2023 was an expense of approximately $(47,700) as compared to income of approximately $611,300 in 2022. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration which we do not expect to recur in 2023.

Income Taxes. Income tax provision for the three month period ended June 30, 2023 was approximately $48,800 as compared to income tax benefit of $3.2 million in 2022. Income taxes were accrued at an estimated effective tax rate of (5)% for the three month period ended June 30, 2023 compared to 19% for the three month period ended June 30, 2022.

Net Loss. As a result of the cumulative factors annotated above, net loss for the three month period June 30, 2023 was approximately $842,100 as compared to net loss of approximately $13.7 million in the same period last year.

Six Months Ended June 30, 2023 as Compared to Six Months Ended June 30, 2022

Revenues. Revenues for the six month period ended June 30, 2023 were approximately $52.1 million, an increase of approximately $6.6 million (or 14%), as compared to approximately $45.5 million in 2022. Our mix of revenues for the periods presented is set forth below:

	JUNE 30,		Dollar
	2023	2022	Variance
	(Unaudited)
Carrier Services	$27,838,759	$25,432,410	$2,406,349
Managed Services:
Managed Service Fees	13,770,246	13,956,398	(186,152)
Billable Service Fees	3,105,907	2,106,803	999,104
Reselling and Other Services	7,321,626	3,998,170	3,323,456
	24,197,779	20,061,371	4,136,408

	$52,036,538	$45,493,781	$6,542,757

Our carrier services revenue was $27.8 million, an increase of approximately $2.4 million, as compared with the same period in 2022. The increase is due to higher carrier activity being experienced across our customer base.

Our managed service fees were $13.8 million and remained relatively constant from period to period.

Billable service fees increased by approximately $1 million from the same period last year. Billable service fees increased as a result of more billable positions on our federal contracts and increased billable implementation services in our Soft-ex subsidiary.

Reselling and other services increased by $3.3 million from the same period last year primarily due to the resale of new capabilities provided by a third party partner for two large federal contracts. While Reselling and other services are transactional in nature, and the amount and timing of revenue could vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the six month period ended June 30, 2023 were approximately $44.3 million (or 85% of revenues), as compared to approximately $38.2 million (or 84% of revenues) in 2022. The increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner for two large federal contracts.

Gross Profit. Gross profit for the six month period ended June 30, 2023 was approximately $7.7 million (or 15% of revenues), as compared to approximately $7.2 million (or 16% of revenues) in 2022.

The Gross Profit percentage excluding carrier services was 31.8% for the six-month period ended June 30, 2023 compared to 36% in the same period last year. The lower gross margin percentage excluding carrier services is related to the corresponding costs related to the resale of the new capabilities provided by a third-party partner and increased depreciation and amortization related to capital investments in our delivery platforms reaching completion and beginning to be amortized. Our gross profit percentage will vary from quarter to quarter due to our revenue mix.

Sales and Marketing. Sales and marketing expense for the six month period ended June 30, 2023 was approximately $1.1 million (or 2% of revenues), as compared to approximately $1.1 million (or 3% of revenues) in 2022.

General and Administrative. General and administrative expenses for the six month period ended June 30, 2023 were approximately $7.8 million (or 15% of revenues), as compared to approximately $7.6 million (or 17% of revenues) in 2022.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2023 was approximately $529,500 as compared to approximately $538,400 in 2022. The change in depreciation and amortization expense is related to capital investments in our delivery platforms reaching completion and beginning to be amortized.

Other Income (Expense). Other income (expense) for the six month period ended June 30, 2023 was an expense of approximately $(104,400) as compared to income of approximately $855,400 in 2022. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration which we do not expect to recur in 2023.

Income Taxes. Income tax provision for the six month period ended June 30, 2023 was approximately $55,100 as compared to income tax benefit of $3.3 million in 2022. Income taxes were accrued at an estimated effective tax rate of (3)% for the six month period ended June 30, 2023 compared to 19% for the three month period ended June 30, 2022.

Net Loss. As a result of the cumulative factors annotated above, net loss for the six month period ended June 30, 2023 was approximately $1.8 million as compared to net loss of approximately $14.2 million in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to a factoring arrangement with Republic Capital Access, LLC with an initial capacity of $4 million, expandable to $14 million if needed.

At June 30, 2023, our net working capital was approximately $0.9 million as compared to $1.8 million at December 31, 2022. The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs, which was partially offset by temporary receivable/payable timing differences. We believe that our existing cash and our anticipated cash flows from operations, along with access to the factoring arrangement, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future.

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash provided by operations was approximately $1.0 million as compared to approximately $4.2 million net cash provided by operations for the six months ended June 30, 2022. The decrease from the same period in 2022 is a result of systems and process changes that slowed billing in the first half of 2023. The Company expects that billings will resume to a regular pace, or faster during 2023.

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

For the six months ended June 30, 2023, cash used in investing activities was approximately $0.6 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center.

For the six months ended June 30, 2022, cash used in investing activities was approximately $2.1 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center, and TDI™.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the six months ended June 30, 2023, cash used in financing activities was approximately $0.3 million and reflects line of credit advances and payments of approximately $4.3 million, lease principal repayments of approximately $255,400, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

For the six months ended June 30, 2022, cash provided by financing activities was approximately $1.2 million and reflects lease principal repayments of approximately $297,100, repurchases of common stock of $0.8 million and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2023 and 2022, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $57,150 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may be Purchased Under Approved Plans or Programs

March	1,993	$1.82	-	$-

Total	1,993	$1.82	-	$-

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Amended and Restated 2017 Omnibus Incentive Plan (incorporated by reference from Appendix A to the definitive proxy statement filed on May 2, 2023)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WIDEPOINT CORPORATION

Date: August 14, 2023	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 14, 2023	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

