Form 10-Q
period 2023-09-30
WIDEPOINT CORP
filed 2023-11-14
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 14, 2023, there were 8,843,673 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
REVENUES	$25,733,657	$25,271,572	$77,770,195	$70,765,353
COST OF REVENUES (including amortization and depreciation of $528,298, $366,885, $1,538,883, and $961,341, respectively)	21,838,836	21,472,120	66,155,797	59,749,532

GROSS PROFIT	3,894,821	3,799,452	11,614,398	11,015,821

OPERATING EXPENSES
Sales and marketing	490,037	527,726	1,553,887	1,665,518

General and administrative expenses (including share-based compensation of $276,570, $115,141, $235,570 and $269,126, respectively	3,977,709	3,595,145	11,719,042	11,157,690
Goodiwll impairment	-	-	-	16,277,000
Depreciation and amortization	259,804	272,203	789,331	810,652

Total operating expenses	4,727,550	4,395,074	14,062,260	29,910,860

LOSS FROM OPERATIONS	(832,729)	(595,622)	(2,447,862)	(18,895,039)

OTHER INCOME (EXPENSE)
Interest income	27,681	6,398	39,122	17,126
Interest expense	(69,095)	(62,841)	(184,783)	(189,188)
Other (expense) income, net	(33,663)	(6,999)	(52,721)	964,004

Total other income (expense), net	(75,077)	(63,442)	(198,382)	791,942

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(907,806)	(659,064)	(2,646,244)	(18,103,097)
INCOME TAX PROVISION (BENEFIT)	13,308	(118,181)	68,422	(3,410,108)

NET LOSS	$(921,114)	$(540,883)	$(2,714,666)	$(14,692,989)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.06)	$(0.31)	$(1.68)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,893,220	8,725,476	8,809,644	8,734,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
NET LOSS	$(921,114)	$(540,883)	$(2,714,666)	$(14,692,989)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(77,162)	(118,524)	(7,510)	(258,213)

Other comprehensive income (loss):	(77,162)	(118,524)	(7,510)	(258,213)

COMPREHENSIVE LOSS	$(998,276)	$(659,407)	$(2,722,176)	$(14,951,202)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,458,048	$7,530,864
Accounts receivable, net of allowance for credit losses of $72,398 and $51,666, respectively	8,911,875	9,277,109
Unbilled accounts receivable	9,956,194	10,244,101
Other current assets	1,402,845	935,978

Total current assets	28,728,962	27,988,052

NONCURRENT ASSETS
Property and equipment, net	857,867	978,218
Lease right of use asset, net	4,215,558	4,723,899
Intangible assets, net	7,133,845	7,398,160
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	85,888	86,909
Other long-term assets	1,556,995	2,025,845

Total assets	$48,390,693	$49,012,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,855,297	$12,515,081
Accrued expenses	10,624,832	11,327,269
Current portion of deferred revenue	2,209,524	1,704,933
Current portion of lease liabilities	626,955	596,529

Total current liabilities	27,316,608	26,143,812

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,298,076	4,745,909
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	1,208,293	364,837

Total liabilities	32,829,877	31,261,458

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 8,893,220 and 8,725,476 shares issued and outstanding, respectively	8,894	8,726
Additional paid-in capital	101,725,806	101,194,185
Accumulated other comprehensive loss	(357,744)	(350,234)
Accumulated deficit	(85,816,140)	(83,101,474)

Total stockholders’ equity	15,560,816	17,751,203

Total liabilities and stockholders’ equity	$48,390,693	$49,012,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,714,666)	$(14,692,989)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income tax benefit	-	(3,176,568)
Depreciation expense	794,344	813,624
Goodwill impairment charge	-	16,277,000
Provision for credit losses	39,979	244
Amortization of intangibles	1,533,870	958,369
Share-based compensation expense	535,417	384,267
Warrants expense	-	108,000
Change in fair value of contingent consideration	-	(960,000)
Loss on disposal of fixed assets	3,211	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	1,208,899	2,804,675
Inventories	(271,869)	47,618
Other current assets	(198,992)	209,399
Other assets	27,161	27,966
Accounts payable and accrued expenses	(504,739)	1,080,368
Income tax payable	29,780	7,600
Deferred revenue and other liabilities	1,352,781	(314,226)
Other liabilities	-	(358,000)

Net cash provided by operating activities	1,835,176	3,217,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(166,210)	(239,233)
Capitalized hardware and software development costs	(810,219)	(2,823,887)
Proceeds from beneficial interest in sold receivables	469,104	-

Net cash used in investing activities	(507,325)	(3,063,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,493,284	4,455,523
Repayments of bank line of credit advances	(6,493,284)	(4,455,523)
Principal repayments under finance lease obligations	(420,139)	(446,691)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(3,628)	(49,224)
Common stock repurchased	-	(818,211)

Net cash used in financing activities	(423,767)	(1,314,126)

Net effect of exchange rate on cash	23,100	(258,761)

NET INCREASE (DECREASE) IN CASH	927,184	(1,418,660)

CASH, beginning of period	7,530,864	6,479,980

CASH, end of period	$8,458,048	$5,061,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$168,083	$141,924
Cash paid for income taxes	$-	$27,559

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$22,198	$90,854
Leased assets and lease liabilities terminated	$-	$876,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock — restricted	50,345	51	(49,275)	-	-	(49,224)

Issuance of warrants in acquisition of IT Authorities, Inc.	-	-	108,000	-	-	108,000

Stock compensation expense —restricted	-	-	179,741	-	-	179,741

Foreign currency translation —(loss)	-	-	-	(4,835)	-	(4,835)

Net loss	-	-	-	-	(392,897)	(392,897)

Balance, March 31, 2022	8,695,785	$8,696	$100,845,374	$(246,421)	$(59,909,080)	$40,698,569

Issuance of common stock — restricted	29,691	30	(30)	-	-	-

Stock compensation expense — restricted	-	-	89,385	-	-	89,385

Foreign currency translation —(loss)	-	-	-	(134,854)	-	(134,854)

Net Loss					(13,759,209)	(13,759,209)

Balance, June 30, 2022	8,725,476	$8,726	$100,934,729	$(381,275)	$(73,668,289)	$26,893,891

Stock compensation expense — restricted	-	-	115,141	-	-	115,141

Foreign currency translation —(loss)	-	-	-	(118,524)	-	(118,524)

Net Loss					(540,883)	(540,883)

Balance, September 30, 2022	8,725,476	$8,726	$101,049,870	$(499,799)	$(74,209,172)	$26,349,625

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	101,194,185	(350,234)	(83,101,474)	17,751,203

Issuance of common stock — restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense — restricted	-	-	140,116	-	-	140,116

Foreign currency translation — gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(84,052,953)	$16,973,460

Issuance of common stock — restricted	153,903	154	(154)	-	-	-

Stock compensation expense — restricted	-	-	95,454	-	-	95,454

Foreign currency translation —gain	-	-	-	32,404	-	32,404

Net loss					(842,073)	(842,073)

Balance, June 30, 2023	8,893,220	$8,894	$101,425,959	$(280,582)	$(84,895,026)	$16,259,245

Stock compensation expense — restricted	-	-	276,570	-	-	276,570

Stock compensation expense — non-qualified stock options	-	-	23,277	-	-	23,277

Foreign currency translation — loss	-	-	-	(77,162)	-	(77,162)

Net loss					(921,114)	(921,114)

Balance, September 30, 2023	8,893,220	$8,894	$101,725,806	$(357,744)	$(85,816,140)	$15,560,816

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2023 and for each of the three and nine month periods ended September 30, 2023 and 2022, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2023 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.

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

3. Fair Value Measurements

The following tables present information about the Company’s liabilities measured at fair value on a recurring basis in the condensed consolidated balance sheets:

		Quoted Prices in	Significant Other
	SEPTEMBER 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:	(Unaudited)
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

		Quoted Prices in	Significant Other
	DECEMBER 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration - cash settled	$6,500	-	-	$6,500
Contingent consideration - warrants	400	-	-	400
Total liabilities measured and recorded at fair value	$6,900	$-	$-	$6,900

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

There was no change in fair value of contingent consideration for the three and nine month periods ended September 30, 2023.

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$6,740,135	$7,272,993
Commercial (2)	2,244,138	2,055,782
Gross accounts receivable	8,984,273	9,328,775
Less: allowances for credit
losses (3)	72,398	51,666

Accounts receivable, net	$8,911,875	$9,277,109

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions or a government shutdown that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customers.

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

(3) For the nine month period ended September 30, 2023, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable  by customer as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	73%	78%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
Customer Type	2023	2022	2023	2022
	(Unaudited)
U.S. Federal Government (1)	78.8%	78.5%	79.9%	78.9%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At September 30, 2023, the Company had deposits in excess of FDIC limits of approximately $7.1 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At September 30, 2023, the Company had foreign bank deposits in excess of insured limits of approximately €560,000.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	96%	97%

6. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Inventories	$494,101	$222,279
Prepaid insurance and other assets	908,744	713,699

Total other current assets	$1,402,845	$935,978

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Carrier service costs	$7,845,150	$8,402,770
Salaries and payroll taxes	1,665,088	1,637,628
Inventory purchases, consultants and other costs	1,004,362	1,205,209
Severance costs	7,612	7,612
U.S. income tax payable	46,720	61,490
Foreign income tax payable	55,900	12,560

Total accrued expenses	$10,624,832	$11,327,269

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(Unaudited)
Computer hardware and software	$3,277,478	$3,158,428
Furniture and fixtures	498,461	502,391
Leasehold improvements	318,320	284,321
Automobiles	124,214	122,524
Gross property and equipment	4,218,473	4,067,664
Less: accumulated depreciation and
amortization	3,360,606	3,089,446

Property and equipment, net	$857,867	$978,218

During the three and nine month periods ended September 30, 2023, property and equipment depreciation expense was approximately $91,900 and $281,900, respectively. During the three and nine month periods ended September 30, 2022, property and equipment depreciation expense was approximately $102,000 and $305,100, respectively.

During the three and nine month periods ended September 30, 2023 and 2022, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2023 and 2022.

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

9. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of September 30, 2023 and December 31, 2022. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2023.

Intangible assets consists of the following:

	SEPTEMBER 30, 2023

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(478,400)	$1,913,600
Channel Relationships	2,628,080	(1,649,850)	978,230
Internally Developed Software	6,929,439	(3,696,876)	3,232,563
Trade Name and Trademarks	1,330,472	(321,020)	1,009,452

	$13,279,991	$(6,146,146)	$7,133,845

	DECEMBER 31, 2022

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(299,000)	$2,093,000
Channel Relationships	2,628,080	(1,518,446)	1,109,634
Internally Developed Software	5,665,957	(2,546,407)	3,119,550
Trade Name and Trademarks	1,330,472	(254,496)	1,075,976

	$12,016,509	$(4,618,349)	$7,398,160

For the three and nine month periods ended September 30, 2023, the Company capitalized $139,600 and $832,400, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $509,700 was transferred from capital work in progress to internally developed software during the nine month period. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

For the three and nine month periods ended September 30, 2022, the Company capitalized $1.1 million and $2.9 million, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDITM application, secure identity management technology and secure network operations center of which $1.3 million was transferred from capital work in progress to internally developed software and $316,900 was transferred from capital work in progress to property and equipment during the nine month period. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

There were no disposals of intangible assets during the three and nine month period ended September 30, 2023.

The aggregate amortization expense recorded for the three month periods ended September 30, 2023 and 2022 were approximately $526,300 and $365,800,  respectively. The aggregate amortization expense recorded for the nine month periods ended September 30, 2023 and 2022 were approximately $1,533,900 and $958,400,  respectively

As of September 30, 2023, estimated annual amortization for our intangible assets is approximately:

Remainder of 2023	$566,031
2024	2,123,820
2025	1,450,258
2026	727,570
2027	503,106
Thereafter	1,763,060
Total	$7,133,845

10. Line of Credit and Factoring Agreement

From June 15, 2017 to June 2023, the Company had a Loan and Security Agreement with Atlantic Union Bank (the “Loan Agreement”). The available amount under the working capital line of credit was subject to a borrowing base, which was equal to the lesser of (i) $7.0 million or (ii) sum of 90% of the net unpaid balance of the Company’s eligible government accounts receivable and 80% of the net unpaid balance of the Company’s eligible commercial accounts receivable. The facility was secured by a first lien security interest on all of the Company’s assets in the United States. The Loan Agreement with Atlantic Union Bank matured in June 2023 and was not renewed.

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”) to replace the Company’s matured Loan and Security Agreement with Atlantic Union Bank. Upon purchase, Buyer becomes the absolute owner of any such Purchased Receivables, which are payable directly to the Buyer. The total amount of Purchased Receivables is subject to a maximum limit of $4 million outstanding Purchased Receivables at any time, with an available increase to $14 million, subject to adequate receivables. The Purchase Agreement contains customary fees, covenants and representations.

Pursuant to the Purchase Agreement, the Company may from time to time offer and sell eligible accounts receivable to the Buyer. The Buyer pays the sales proceed of the purchase of the receivable invoices in two installments; first installment is Initial Purchase Price, which is 90% if the debtor is an agency of the U.S. Government, and 85% if the debtor is not an agency of the U.S. Government, of the invoice amount. The second and final installment is the residual purchase price that is the invoice amount less the initial purchase price less applicable discount factor and fees.

During the three month and nine month periods ended September 30, 2023, the Company sold a total of $3.6 million and $5.2 million, respectively, of receivables for proceeds net of fees of $3.5 million and $5.1 million, respectively. As of September 30, 2023, there is no outstanding residual payment balance and availability under the Purchase Agreement of $4 million.

11. Income Taxes

The Company’s effective tax rate was (1.5)% and (2.6)% for the three and nine month periods ended September 30, 2023, respectively. The Company’s effective tax rate was 18% and 19% for the three and nine month periods ended September 30, 2022, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the Provision (benefit) for income taxes by the loss before provision (benefit) for income taxes.

12. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2023, there were 8,893,220 shares issued and outstanding.

On June 22, 2023, the stockholders of the Company approved an amendment and restatement of the 2017 WidePoint Omnibus Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance by one million three hundred thousand shares (1,300,000).

There were no shares of common stock vested under the vesting terms of the RSAs during the three month period ended September 30, 2023. During the nine month period ended September 30, 2023, there were 169,737 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no shares of common stock vested under the vesting terms of the RSAs during the three month period ended September 30, 2022. During the nine month period ended September 30, 2022, there were 83,728 shares of common stock vested in accordance with the vesting terms of the RSAs. Three employees received less than the shares vested because they elected to have a total of 11,280 shares withheld in satisfaction of the employees corresponding tax liability of approximately $49,300. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the three and nine month periods ended September 30, 2023 and 2022.

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

Warrants Issued

On March 31, 2022, the Company issued a warrant to purchase 75,000 shares of common stock as part of the contingent consideration earned by ITA for 2021 EBITDA achievement. The warrant contains a strike price of $5.33 and has a four-year contractual term. The warrant is classified within stockholders’ equity at its fair value. The fair value of the warrant was determined to be $108,000 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance. Following such issuance, the Company has outstanding warrants to acquire 150,000 shares of common stock at a strike price of $5.33 that expire on October 1, 2025.

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

13. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
Restricted share-based compensation expense	$276,570	$115,141	$512,140	$384,267
Non-qualified option share-based compensation expense	23,277	-	23,277	-

Total share-based compensation before taxes	$299,847	$115,141	$535,417	$384,267

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. During the three and nine month period ended September 30, 2023, the Company granted 628,572 restricted stock shares. During the three and nine month periods ended September 30,  2022, the Company granted 153,903 RSAs.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were 288,570 stock option awards granted during the three and nine month period ended September 30, 2023. There were no stock option awards granted during the three and nine month period September 30, 2022.

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022

Stock options granted	288,570	--	288,570	--
Expected dividend yield	0%	--	0%	--
Expected volatility	61.6%-62.2%	--	61.6%-62.2%	--
Risk-free interest rate	4.1%	--	4.1%	--
Term	4 years	--	4years	--

At September 30, 2023, the Company had approximately $1.2 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.0 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The plan was approved by the Board of Directors in August 2023. The LTIP has two components of equity-based compensation. The first is 250,000 RSUs that will be awarded to management, of which 83,333 will be issued on January 1 of the years 2024, 2025, and 2026. The second is 250,000 performance based restricted stock units (PSRUs) that would vest upon meeting, by January 1, 2026, certain revenue and adjusted EBITDA performance targets. As of September 30, 2023, the Company has not awarded the RSUs or PRSUs under this plan.

14. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(921,114)	$(540,883)	$(2,714,666)	$(14,692,989)
Weighted average number of common shares	8,893,220	8,725,476	8,809,644	8,734,471
Basic and Diluted Loss Per Share	$(0.10)	$(0.06)	$(0.31)	$(1.68)

For the three month ended September 30, 2023 and 2022, the Company had unexercised stock options and RSAs of 55,117 and 43,058, respectively, and warrants to purchase 150,000 and 150,000, respectively, shares of common stock, outstanding, that were anti-dilutive.

For the nine month ended September 30, 2023 and 2022, the Company had unexercised stock options and RSAs of 43,103 and 64,012, respectively, and warrants to purchase 150,000 and 150,000, respectively, shares of common stock, outstanding, that were anti-dilutive.

15. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
Carrier Services	$14,648,545	$14,062,700	$42,487,301	$39,495,108
Managed Services	11,085,112	11,208,872	35,282,894	31,270,245

	$25,733,657	$25,271,572	$77,770,195	$70,765,353

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
U.S. Federal Government	$20,285,569	$19,840,322	$62,160,270	$55,846,663
U.S. State and Local Governments	113,814	86,091	318,528	313,112
Foreign Governments	22,364	17,787	61,942	74,253
Commercial Enterprises	5,311,910	5,327,372	15,229,455	14,531,325

	$25,733,657	$25,271,572	$77,770,195	$70,765,353

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2023	2022	2023	2022
	(Unaudited)
North America	$24,817,014	$24,552,201	$74,712,967	$68,222,879
Europe	916,643	719,371	3,057,228	2,542,474

	$25,733,657	$25,271,572	$77,770,195	$70,765,353

During the three months ended September 30, 2023 and 2022, the Company recognized approximately $352,100 and $485,400, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $1.6 million and $2.1 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

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

During 2023, we continue to focus on the following key goals:

■	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
■	Continue to provide unmatched level of services to our current customer base,
■	Attain full FedRAMP certification and, if necessary, make strategic investments in our delivery infrastructure,
■	Grow our recurring high margin managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop or acquire new high margin business lines,
■	Enhance our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expand our customer base organically,
■	Continue to leverage the R2v3 Certification to further our ESG commitment
■	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	developing and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

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

Results of Operations

Three Months Ended September 30, 2023 as Compared to Three Months Ended September 30, 2022

Revenues.  Revenues for the three month period ended September 30, 2023 were approximately $25.7 million, an increase of approximately $0.5 million (or 2%), as compared to approximately $25.3 million in the same period in 2022.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2023	2022	Variance
	(Unaudited)
Carrier Services	$14,648,540	$14,062,700	$585,840
Managed Services:
Managed Service Fees	8,094,912	7,513,642	581,270
Billable Service Fees	1,560,177	909,943	650,234
Reselling and Other Services	1,430,028	2,785,287	(1,355,259)
	11,085,117	11,208,872	(123,755)

	$25,733,657	$25,271,572	$462,085

Our carrier services revenue was $14.6 million, an increase of approximately $0.5 million, as compared with the same period in 2022.

Our managed service fees were $8.1 million and remained relatively constant from period to period.

Billable service fees, were $1.6 million, an increase of approximately $0.6 million compared with the same period in 2022.  Billable service fees increased as a result of more billable positions on our federal contracts.

Reselling and other services decreased by approximately $1.4 million from the same period last year primarily due to the timing of reselling opportunities near the government fiscal year end.  Reselling and other services are transactional in nature, and the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended September 30, 2023 were $21.8 million (or 85% of revenues), which is consistent with $21.5 million (or 85% of revenues) in 2022.

Gross Profit.  Gross profit for the three month period ended September 30, 2023 was $3.8 million (or 15% of revenues), as compared to approximately $3.8 million (or 15% of revenues) in 2022.

Sales and Marketing.  Sales and marketing expense for the three month period ended September 30, 2023 was approximately $0.5 million (or -2% of revenues), as compared to approximately $0.5 million (or 2% of revenues) in 2022.

General and Administrative.  General and administrative expenses for the three month period ended September 30, 2023 were approximately $4.0 million (or 15% of revenues), as compared to approximately $3.6 million (or 14% of revenues) in 2022. The increase primarily relates to an increase in share based compensation expense compared to the same period last year.

Depreciation and Amortization.  Depreciation and amortization expense for the three month period ended September 30, 2023 was approximately $259,800 as compared to approximately $272,200 in 2022. The change in depreciation and amortization expense is related to capital investments in our delivery platforms reaching completion and beginning to be amortized.

Other Expense.  Other expense for the three month period ended September 30, 2023 was approximately $75,100 as compared to approximately $63,400 in 2022.

Income Taxes.  Income tax provision for the three month period ended September 30, 2023 was $13,300 as compared to income tax benefit of $118,200 in 2022.  Income taxes were accrued at an estimated effective tax rate of (1.5)% for the three month period ended September 30, 2023 compared to 18% for the three month period ended September 30, 2022.

Net Loss.  As a result of the cumulative factors annotated above, net loss for the three month period September 30, 2023  was approximately $921,100 as compared to net loss of approximately $540,900 in the same period last year.

Nine Months Ended September 30, 2023 as Compared to Nine Months Ended September 30, 2022

Revenues.  Revenues for the nine month period ended September 30, 2023 were $77.8 million, an increase of $7.0 million (or 8%), as compared to $70.8 million in 2022.  Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2023	2022	Variance
	(Unaudited)
Carrier Services	$42,487,299	$39,495,109	$2,992,190
Managed Services:
Managed Service Fees	21,865,158	21,470,041	395,117
Billable Service Fees	4,666,084	3,016,746	1,649,338
Reselling and Other Services	8,751,654	6,783,457	1,968,197
	35,282,896	31,270,244	4,012,652

	$77,770,195	$70,765,353	$7,004,842

Our carrier services revenue was $42.5 million, an increase of approximately $2.9 million, as compared with the same period in 2022. The increase is primarily due to increased contracting activity with our federal customers.

Our managed service fees were $21.8 million and remained relatively constant from period to period.

Billable service fees increased by approximately $1.6 million from the same period last year. Billable service fees increased as a result of more billable positions on our federal contracts and increased billable implementation services in our Soft-ex subsidiary.

Reselling and other services increased by $1.9 million from the same period last year primarily due to the resale of new capabilities provided by a third party partner for several federal customers. Reselling and other services are transactional in nature, and the amount and timing of revenue could vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the nine month period ended September 30, 2023 were $66.1 million (or 85% of revenues), as compared to approximately $59.7 million (or 84% of revenues) in 2022. The increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner for several federal customers. As well as an increase of $346,000 of amortization and deprecations in cost of revenues, from the same period last year.

Gross Profit. Gross profit for the nine month period ended September 30, 2023 was $11.6 million (or 15% of revenues), as compared to $11.0 million (or 16% of revenues) in 2022.

The Gross Profit percentage excluding carrier services was 37% for the nine-month period ended September 30, 2023 compared to 34% in the same period last year. The lower gross margin percentage excluding carrier services is related to the corresponding costs related to the resale of the new capabilities provided by a third-party partner and increased depreciation and amortization related to capital investments in our delivery platforms reaching completion and beginning to be amortized. Our gross profit percentage will vary from quarter to quarter due to our revenue mix.

Sales and Marketing. Sales and marketing expense for the nine month period ended September 30, 2023 was $1.5 million (or -2% of revenues), as compared to $1.6 million (or 2% of revenues) in 2022.

General and Administrative. General and administrative expenses for the nine month period ended September 30, 2023 were $11.7 million (or 15% of revenues), as compared to $11.2 million (or 16% of revenues) in 2022.

Goodwill Impairment. We recorded non-cash goodwill impairment charge of $16.3 million for the nine month period ended September 30, 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during the same period in 2023.

Depreciation and Amortization.  Depreciation and amortization expense for the nine month period ended September 30, 2023 was $789,300 as compared to $810,700 in 2022.  The change in depreciation and amortization expense is related to capital investments in our delivery platforms reaching completion and beginning to be amortized.

Other Income (Expense).  Other income (expense) for the nine month period ended September 30, 2023 was an expense of $(198,400) as compared to income of $791,900 in 2022. The income in 2022 is primarily driven by the fair value adjustments of contingent consideration which we do not expect to recur in 2023.

Income Taxes.  Income tax provision for the nine month period ended September 30, 2023  was $68,400 as compared to income tax benefit of $3.4 million in 2022.  Income taxes were accrued at an estimated effective tax rate of (3)% for the nine month period ended September 30, 2023 compared to 19% for the nine month period ended September 30, 2022.

Net Loss.  As a result of the cumulative factors annotated above, net loss for the nine month period ended September 30, 2023  was approximately $2.7 million as compared to net loss of approximately $14.7 million in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to a factoring arrangement with Republic Capital Access, LLC with an initial capacity of $4 million, expandable to $14 million if needed.

At September 30, 2023, our net working capital was approximately $1.4 million as compared to $1.8 million at December 31, 2022.  The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs, which was partially offset by temporary receivable/payable timing differences and an increase in deferred revenue. We believe that our existing cash and our anticipated cash flows from operations, along with access to the factoring arrangement, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months and the foreseeable future. At September 30, 2023, our cash balance was $8.5 million.  In preparation for a potential US government shutdown, even though much of our services are considered essential and should not be affected by a government shutdown, we took a defensive position and managed working capital to temporality increase our cash reserves, should the government shut down.  Accordingly, the cash balance reported at September 30, 2023 is higher than we expect to report in subsequent quarters which we will continue to monitor.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operations was approximately $1.8 million as compared to approximately $3.2 million net cash provided by operations for the nine months ended September 30, 2022. The decrease from the same period in 2022 is a result of systems and process changes that slowed billing in the first half of 2023.  The Company expects that billings will resume to a regular pace, or faster during 2023. The Company also received a payment in advance from a customer of $1.7 million, which will be recognized over a three-year period.

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

For the nine months ended September 30, 2023, cash used in investing activities was approximately $0.5 million and consisted of proceeds from factoring arrangement, computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™  platform, secure identity management technology and network operations center. The decrease in amounts capitalized in the three and nine months ended September 30, 2023 reflects the capital investments in our delivery platforms beginning to reach completion.

For the nine months ended September 30, 2022, cash used in investing activities was approximately $3.1 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center, and TDI™.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and and stock option exercises.

For the nine months ended September 30, 2023, cash used in financing activities was approximately $0.4 million and reflects line of credit advances and payments of approximately $6.5 million, lease principal repayments of approximately $420,100, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2023 and 2022, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $23,100 as compared to last year.

Inflation

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, both in or US government and Commercial business, and our suppliers. If inflation remains at current levels for an extended period, or increases, and we are unable to successfully mitigate the impact, our costs are likely to increase, resulting in pressure on our profits, margins and cash flows, particularly for existing fixed-price contracts. To date we have not been able to secure economic price (EPA) adjustments on our fixed-price contracts which would permit, subject to the particular contractual terms, cost adjustments in fixed-price contracts for unexpected inflation. Inflation will affect our cost of borrowing and may affect our gross and net margin as a result of wage inflation, and fair value measurements of our intangible assets which are measured using discounted cash flow analyses which rely on significant judgement and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, and operating margins. Management will continue to monitor inflation and evaluate the possible effects of inflation on our business and operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value of Shares Purchased as	Maximum Dollar Value
	Total Number of Shares	Average Price Paid	as Part of Publicly	of Shares that may be Purchased
	Purchased	Per Share	Announced Plans or Programs	Under Approved Plans or Programs

March	1,993	$1.82	-	$-

Total	1,993	$1.82	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended September 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6.  EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1*	Task Order dated October 11, 2023 (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WIDEPOINT CORPORATION

Date: November 14, 2023	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 14, 2023	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

