Form 10-K
period 2023-12-31
WIDEPOINT CORP
filed 2024-03-26
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.9 million.

As of March 20, 2024, there were 8,843,673 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following risk factor summary:

•	Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

•	We may not be able to respond to rapid technological changes with new software products and services, especially in the area of artificial intelligence, which could harm our sales and profitability and our competitiveness in the market.

•	Inflationary pressures on costs, such as costs for devices, labor and distribution costs may impact our financial condition or results of operations.

•	Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

•	We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

•	We may be unable to sustain profitability.

•	The loss of significant federal customer contracts could also have an adverse impact on our financial results.

•	Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty and the loss of such customers would have an adverse impact on our financial results.

•	The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

•	We may be unable to successfully acquire complementary businesses, services or technologies to support our growth strategy.

•	Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

•	Federal government shutdowns or the failure of the Federal government to approve a budget or a debt-ceiling increase would have a negative impact on our cash flows.

•	A new revolving line of credit has been successfully executed; however we must achieve and maintain compliance with bank covenants or our access to working capital will be restricted which could negatively impact our business.

•	Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

•	The negative impact of any catastrophic events, including acts of terrorism, civil unrest, pandemics, such as the COVID-19 pandemic, outbreak of war or hostilities, such as the current conflict between Russia and Ukraine and other regional low-intensity conflicts, adverse climate or weather events or other public health emergencies, as well as our response to any of the aforementioned factors.

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

Our sales approaches are summarized below:

Systems Integrators. We partner with large systems integrators to collectively pursue large market opportunities that include some or all of our TMaaS solution within the scope of the solicitations.  In these types of arrangements, we generally operate as a subcontractor and manage the customer relationship closely with the prime contractor.  We do not utilize any channel partners or third-party firms in this sales approach.

Strategic Partnerships.  We partner with vendors who are leaders in their industries such as Healthcare, Telecommunication, Transportation, etc. to leverage their channels or reseller networks to sell our TMaaS solution. This approach allows us to sell into markets that would be otherwise be costly and difficult to reach.  By leveraging these partners’ existing customer relationships, we can shorten the sale cycle and have a higher success rate.

Internal Sales Force.  We have a team of sales professionals, account managers and project managers that are responsible for identifying and pursuing commercial and government opportunities for our TMaaS offerings.  We take a team approach for engaging with a potential customer. Our sales teams consists of sales lead, account managers, solution experts and other subject matter experts to assist with execution of product demonstrations, proposal creation and submission, contract negotiation, relationship management, sales closing and final transition of closed deals to the operations team.  Sales commissions, when applicable, are calculated and paid based on net collected gross managed service revenues times a fixed commission rate that declines over the base term of the contract.  There are no commissions paid after the base term expires. We plan to add resources for this effort to help manage our system integrator and strategic partnership efforts as well as increasing the number of qualified leads in our sales pipeline to further spur growth.

Upselling and Cross Selling. After a customer is on boarded, we focus on delivering our service as contracted and then upsell and cross sell our TMaaS solution offerings.  We may enter into preferred supplier network programs agreements with our customers and offer our TMaaS solutions on similar terms and conditions to their suppliers and customer which in turn could increase our potential sales opportunities.  We also directly ask our customers for referrals into their professional network, customer and supplier groups to drive additional sales opportunities.

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

We expect all of our customers to be motivated to meet their organizational needs for mobile management, IT management, and security objectives in this challenging environment.  As a result of delivering our TMaaS service solution we can often save our customers a significant portion of their total spend on mobility and security management which translates into real cash savings.  While most of our customers use their savings to purchase and upgrade their managed services, our customers could potentially negatively impact our billable revenue base and result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services.  We have an attractive set of solutions and we believe that government spending for mobility management and for cybersecurity services and solutions will increase for the foreseeable future.

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

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

•	Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ).

•	Subsidiaries of WidePoint are approved subcontractors for the following ID/IQ contracts:

o	NASA End-User Services and Technologies (NEST)
o	GSA Alliant 2
o	GSA Enterprise Infrastructure Solutions (EIS)
o	GSA Connections II
o	National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)
o	NASA Solutions for Enterprise-Wide Procurement (SEWP)
o	Department of Justice (DOJ) Enterprise Standard Architecture V (ESA V)

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

We funded strategic product development initiatives as well as platform and portal integrations and other product and portal enhancements during the year. For the years ended December 31, 2023 and 2022, we incurred product development costs associated with our next generation TMaaS platform application, Secure Identity Management Solutions, Unified Communications Analytics (UCAS) solution, and data center of approximately $0.9 million and $3.2 million, respectively, which were capitalized. At December 31, 2023, we believe we have substantially completed our capital investments related to our delivery platforms for the foreseeable future; however, future updates and enhancements will be likely to address the changes in technology.

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

Data Centers

We host our proprietary solutions and operate all servers, systems and networks multiple data centers located in North America and Europe, which we may consolidate in the future. We also host our proprietary solutions in the cloud and have plans to migrate more customers to the cloud in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously check our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Our larger competitors often have more size and financial resources than us and they may be able to provide a wider array of technology solutions outside of our core capabilities.  Due to our significant federal government contract concentrations, we also experience competition from a variety of both large and small companies, including divisions of large federal government integrators such as Leidos, Peraton, SAIC, Booz Allen Hamilton, CACI International, and other large and mid-sized federal contractors, as well as a limited number of small to mid-sized subject matter expert organizations offering specialized capabilities within the identity management space.

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

The federal government has audit rights and may review matters such as our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. government  agencies.

Human Capital

As of December 31, 2023, we employed 206 full time employees (176 in United States and 30 in Europe), 10 consultants, 10 part-time staff, and 8 subcontractors.

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

WidePoint provides a compensation package that we believe is competitive within our industry such that we will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to link annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders.  Our compensation package also include a broad range of benefits such as healthcare insurance, career training and education tuition reimbursement, 401K retirement plan, annual paid time off, and many others.

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. As of December 31, 2023, the average tenure of our employees was approximately eight (8) years and more than one fourth of our employees have been employed by us for more than ten (10) years.

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

Our portfolio of products, services, and solutions could become obsolete due to rapid technological changes such as the advancement and application of artificial intelligence and frequent new product and service introductions by our competitors in the mobile world. Additionally, frequent changes in mobile computing hardware and software technology, and resulting inconsistencies between the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of communications management solutions could affect our ability to efficiently deliver our services and harm our profit margins.

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

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leave their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract, without any offsetting aggregate contract wins, could have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss. Approximately 45% of our managed service revenue in 2023 was generated under our DHS contracts.  If DHS CWMS 2.0 IDIQ were terminated or we did not re-win the contract upon re-bidding in November 2025, it would have a material adverse impact on our future revenue, profitability and cash flows.

Inflationary pressures on costs, such as inputs for devices, labor and distribution costs may impact our financial condition or results of operations.

As a provider of TMaaS services, we sell equipment manufactured by various suppliers and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment and other connected devices. In 2021 and throughout 2023, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services rapidly increased. In addition, many of these inputs are subject to price fluctuations and supply issues from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, wars or other low-intensity conflicts, acts of terror, import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply and inflationary pressures to continue into 2024.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products and services, may not be successful and in certain events we may be required to honor contractual prices that are no longer profitable to us. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to offset any cost increases through productivity and cost-saving initiatives.

Risks from acquisitions include integration challenges, a failure to achieve objectives, and the assumption of liabilities.

Acquisitions, such as our acquisition of IT Authorities, Inc., often present significant challenges and risks. The risks from an acquisition include the Company failing to achieve strategic objectives and anticipated revenue and profit improvements, as well as failing to retain the key personnel of the acquired business. Additionally, failure to meet financial objectives of an acquisition could lead to impairment charges of intangible assets and goodwill in future periods. Finally, the assumption of liabilities related to litigation or other legal proceedings involving the acquired business may present a significant risk. There can be no assurance that any acquisition we complete achieves the results and/or synergies that we expected.

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

A high percentage of our operating cash outlays, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations. Other factors that may negatively affect our earnings from quarter to quarter include changes in:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;
•	acceptance of our products to commercial or government customers;
•	budgets for government customers;
•	the implementation of new projects;
•	the adequacy of provisions for losses and bad debts;
•	the accuracy of our estimates of resources required to complete ongoing projects;
•	personnel, including the loss of key highly skilled personnel necessary to complete projects;
•	labor shortages;
•	supply chain issues;
•	inflationary pressures;
•	natural disasters, cyberattacks, war and/or terrorist attacks;
•	global pandemics,; and
•	general economic conditions and international hostilities including war.

These factors could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results.

We currently have access to a credit facility, which provides for short term cashflow needs and requires us to maintain financial covenants and failure to achieve and maintain such covenants could limit our access to debt.

We have access to a new credit facility, which consists of a variable line of credit primarily to meet short-term working capital requirements. Our credit facility agreement requires us to maintain certain financial covenants measured annually commencing on December 31, 2024. If we are unable to meet future covenants, our lender could take adverse actions that might include accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, or refusing to renew our credit agreement, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. If we are unable to achieve and maintain our covenants under our credit facility, our business and operating results could suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all.

We may be unable to sustain profitability.

We have a history of operating losses. A significant contributing factor driving such prior net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to leverage our recent improvements in financial performance and meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions and maintain control over operating costs. An inability to successfully grow our sales pipeline and close on new business that is profitable could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results.

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

A global  pandemic similar to the COVID 19 pandemic, or an epidemic impacting our could have a material adverse impact on our business and operations..

Pandemics have in the past adversely affected certain elements of our business and our operations due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions applicable to us and our business partners. The COVID-19 pandemic or another future pandemic or epidemic could lead to an extended disruption of economic activity and high unemployment levels, and disruption of the global supply chain, and as such, cause a material negative impact on our consolidated results of operations, financial position and cash flows.

Our long-term success in our industry depends, in part, on our ability to expand the sales of our solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We may to expand the international sales and operations of our portfolio of solutions. This international expansion will subject us to new risks that we have not faced in the United States. These risks include:

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

We have in the past and may in the future acquire or invest in complementary and supplementary businesses, services or technologies, such as our acquisition in October 2021 of substantially all of the assets of IT Authorities, Inc. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to acquire strategic assets. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and   require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities; or
•	become subject to adverse tax consequences, substantial depreciation or compensation charges.

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

RISKS RELATED TO BUSINESS WITH GOVERNMENT AGENCIES

A government shutdown or changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We currently derive a majority of our annual revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will continue to be a significant source of our revenues for the foreseeable future. Accordingly, shutdowns or changes in federal government fiscal or spending policies or the U.S. federal budget could directly affect our financial performance. Among the factors that could harm our business are:

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

The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. For example, our DHS contract is up for renewal in November 2025 and we may be unable to win such contract or may be required to incur significant concessions in order to renew it. In addition, the General  Services Administration  multiple  award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

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

The US Federal Government and many states have enacted laws requiring companies to notify consumers of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach or cybersecurity event, whether successful or not, would harm our reputation and could cause the loss of customers. Any of these events could have material adverse effects on our business, financial condition, and operating results.

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

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

•	public announcements concerning us, our competitors or our industry;
•	externally published articles and analyses about us by retail investors and non-analysts;
•	changes in analysts’ earnings estimates;
•	information in third party chat rooms, third party publications and social media outlets;
•	the failure to meet the expectations of analysts;
•	fluctuations in operating results;
•	additional financings or capital raises;
•	introductions of new products or services by us or our competitors;
•	announcements of technological innovations;
•	additional sales of our common stock or other securities;
•	trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time;
•	our inability to gain market acceptance of our products and services;
•	general economic conditions and events, including adverse changes in the financial markets, terrorist attacks, health pandemics, government shutdowns, war, adverse weather events and other disasters; and
•	Impairment of goodwill resulting from the fair value of our single reporting unit below its carrying value.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our Board of Directors (Board) oversees the management of the risks inherent in the operation of the Company’s business, principally through the Governance Committee.  Our Governance Committee oversees our risk management efforts, with cybersecurity being an element of our comprehensive Enterprise Risk Management (ERM) strategy. Our executive officers report information to the Board through the  Governance Committee regarding the risks that impact the organization, including cybersecurity risks, and any material events.

Our cybersecurity framework utilizes the following National Institute of Standards and Technology (NIST) standards:

•	NIST SP 800-34, Rev 1, "Contingency Planning Guide for Federal Information Systems," November 2010
•	NIST SP 800-37 Rev. 2, "Risk Management Framework for Information Systems and Organizations: A System Life Cycle Approach for Security and Privacy," December 2018
•	IST SP 800-53, Rev. 5, "Security and Privacy Controls for Information Systems and Organizations," September 20, 2020, updated December 10, 2020
•	NIST SP 800-61, Rev 2, "Computer Security Incident Handling Guide," August 2012

Our approach to cybersecurity aims to protect the confidentiality, integrity, and availability of the data we handle. This process involves measures to identify and prevent cybersecurity threats and mechanisms to mitigate and respond to cybersecurity incidents.

Risk Management and Strategy

Our cybersecurity program, a pivotal component of our overarching ERM framework, concentrates on several key areas:

Collaborative Approach: We employ a holistic, cross-functional strategy to identify, prevent, and mitigate cybersecurity threats. Our approach includes rapid escalation protocols for specific cybersecurity incidents, enabling timely decision-making on public disclosure and reporting by management.

Technical Safeguards: We utilize advanced technical safeguards to defend our information systems. These include firewalls, intrusion prevention and detection systems, anti-malware tools, and stringent access controls. Continuous vulnerability assessments and leveraging cybersecurity threat intelligence ensure these safeguards remain practical and up to date.

Incident Response and Recovery Planning: Our comprehensive incident response and recovery plans are designed to manage the aftermath of cybersecurity incidents. Regular testing and evaluation of these plans ensure preparedness and resilience.

Third-Party Risk Management: Recognizing the significance of external threats, we have implemented a risk-based strategy to manage cybersecurity risks associated with third parties, such as vendors and service providers. This strategy extends to these third parties' systems, which, if compromised, could impact our operations.

Education and Awareness: We understand the importance of informed personnel, so we conduct mandatory, regular training on cybersecurity threats. This training aims to equip our staff with the necessary tools to confront these threats effectively and disseminate updates on WidePoint's evolving information security policies, standards, processes, and practices.

We are committed to maintaining robust cybersecurity defenses through regularly evaluating and improving our policies, standards, processes, and practices. This commitment is actualized through a diverse array of assessment and testing activities, which include:

Comprehensive Audits and Assessments: We conduct audits and assessments to scrutinize the efficacy of our cybersecurity measures.

Tabletop Exercises and Threat Modeling: Engaging in tabletop exercises and threat modeling allows us to simulate and prepare for potential cybersecurity scenarios, ensuring readiness and adaptability.

Vulnerability Testing: Vulnerability testing is performed to proactively identify and address potential security weaknesses.

External Evaluations: We regularly commission third parties to conduct in-depth assessments to ensure an unbiased and comprehensive evaluation. These include information security maturity assessments, audits, and independent reviews of our information security control environment and its operational effectiveness.

Based on the insights gleaned from these assessments, audits, and reviews, we dynamically adjust and refine our cybersecurity policies, standards, processes, and practices to continuously enhance our cybersecurity posture.

By engaging in these rigorous and diverse testing and assessment activities, we verify the current effectiveness of our cybersecurity measures and identifies areas for continual improvement, ensuring our defenses evolve in line with the dynamic nature of cyber threats.

Executive Experience and Qualifications

Our CEO, CFO, each with over thirty (30) years of risk management experience, and the COO with over twenty (20) years of experience including cybersecurity, possess deep expertise in their respective fields, evidenced by their academic qualifications and professional trajectories. This collective experience underpins our robust approach to managing cybersecurity risks. In addition, we have numerous employees with experience and qualifications related to cybersecurity.  We expect to name a Chief Information Security Officer during 2024 as part our cybersecurity program.  Our executive officers are responsible for informing the Board and Governance Committee of any material cyber events or risks.

Cybersecurity Threats are discussed in ITEM 1 A. RISK FACTORS, under the heading RISKS RELATED TO PRIVACY, CYBERSECURITY AND TECHNOLOGY in this Annual Report on Form 10-K.   We are not aware of any material cybersecurity incidents in the past that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so.  The following table presents our property locations at December 31, 2023 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost	Description of use

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$28	$328,000	Headquarters, Sales, Operations
8351 N High Street, Suite 200	Columbus, OH 43235	November 2038	18,833	$10	$195,000	Sales and Operations
2101 Executive Drive, Suite 400	Hampton, VA 23669	December 2024	6,440	$17	$109,000	Customer Support

The following table presents our property locations at December 31, 2023 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost	Description of use

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$31	$185,000	Europe office

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

Holders

As of the close of business on March 20, 2024, there were 72 registered holders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equiniti Trust Company, LLC.

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

Unregistered Sale of Securities

None

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

Strategy

During 2023, we obtained FedRAMP “In Process” status for ITMS™ and completed the integration of the acquired assets of ITA. In addition, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. In fiscal 2023, we will continue to focus on the following key goals:

•	selling high margin managed services,
•	executing cross-sell and upsell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Unified Communication Analytics (DB&UCA) solutions,
•	rowing our sales pipeline by continue to invest in our business development and sales team assets,
•	pursuing additional opportunities with our key systems integrator and strategic partners, and
•	expanding our solution offerings into the commercial space.

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2024, we will continue to focus on the following key goals:

■	Continue to find additional avenues for capturing new sales opportunities in the post pandemic environment,
■	Continue to provide unmatched level of services to our current customer base,
■	Attain full FedRAMP certification in 2024,
■	Grow our recurring high margin managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
■	Leverage our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,

■	Expand our customer base organically,
■	Continue to leverage the R2v3 Certification to further our ESG commitment,
■	Execute cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space,
■	Explore integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	creating and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

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

Our revenue recognition policies for our managed services are summarized and shown below:

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

Our revenue recognition policy for our labor services is summarized and shown below:

■

Billable services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. We recognize revenues for professional services performed based on actual hours worked and actual costs incurred.

Our revenue recognition policy for our reselling services is summarized and shown below:

■

§ Reselling services require the Company to acquire third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. We are the principal in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

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

The Company performed its annual impairment assessment as of December 31, 2023, using the same external consultant as used in the previous impairment analyses. In connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business, projected new business as well considering modifications to the Company’s cost structure. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The assessment did not result in any additional impairment of goodwill at December 31, 2023.

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

During the year ended December 31, 2023, the Company recorded a valuation allowance against a portion of domestic deferred tax assets because management determined that is it more likely than not the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

2023 Results of Operations

Year Ended December 31, 2023 Compared to the Year ended December 31, 2022

Revenues

Revenues for the year ended December 31, 2023 were $106.0 million, an increase of $11.9 million (or 13%), as compared to approximately $94.1 million in 2022.  Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2023	2022	Variance

Carrier Services	$58,233,989	$53,339,949	$4,894,040
Managed Services:
Managed Service Fees and Billable Fees	30,989,985	28,102,695	2,887,290
Reselling and Other Services	16,802,386	12,660,721	4,141,665
Total Managed Services:	47,792,371	40,763,416	7,028,955

	$106,026,360	$94,103,365	$11,922,995

■

Our carrier services revenues increased by $4.9 million to $58.2 million from $53.3 million last year, primarily due to increased contracting activity with our federal customers, where we pay carrier invoices on behalf of those customers.

■

Our managed and billable service fees increased by $2.9 million from $28.1 million to $31.0 million as a result of increased professional services being utilized by out Telecommunications Life-cycle Management customers and projects for Identity and Access Management customers.

■

Reselling and other services increased by $4.1 million from $12.7 million to $16.8 million as a result of selling third-party software for recording and storing text messages which is now required under an expansion of the Federal Records Act and identity management solution to our government customers. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Customer Type	2023	2022	Variance

U.S. Federal Government	$84,475,325	$74,416,288	$10,059,037
U.S. State and Local Governments	561,378	411,511	149,867
Foreign Governments	79,556	146,538	(66,982)
Commercial Enterprises	20,910,101	19,129,028	1,781,073

	$106,026,360	$94,103,365	$11,922,995

■

Our sales to federal government customers increased primarily as a result of the increased carrier services revenues of $4.9 million and increased reselling and other services to US government customers of $4.1 million and the remaining increases of $1.2 million is related to a new customer in our IAM business and general increased contracting activity with our federal customers.

■	Our sales to state and local government customers increased primarily due to increased activity to Identity Management solutions.

■	Our sales to foreign government customers decreased compared to last year due to reduction in managed services to one of our foreign customers.

■	Our sales to commercial enterprise customers increased primarily as a result of new customers in our Unified Communications Analytics offering.

Cost of Revenues

Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes amortization of capitalized software related to delivering our solutions.

Cost of revenues for the year ended December 31, 2023 were $90.4 million (or 85% of revenues) as compared to $79.5 million (or 85% of revenues) in 2022.  Increased carrier services costs as well as increased depreciation and amortization expense included in cost of revenues contributed to the increase. Our cost of revenues will fluctuate due to our revenue mix.

Gross Profit

Managed services gross profit increases were offset by lower gross profit experienced in our reselling and other services.

Gross profit for the year ended was $15.6 million (or 15% of revenues), as compared to $14.6 million (or 15% of revenues) in 2022.  The percentage of gross profit to revenues is consistent from year to year.

Gross profit percentage for the year ended December 2023 excluding carrier services was 33% as compared to 36% in 2022 due to increased depreciation and amortization expense, an increase in reselling and other services which are lower margin revenues.

Operating Expenses

Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense were consistent between the year ended December 31, 2023 and 2022.

General and administrative expenses include employees in finance, human resources, information technology,  and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes.  General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services.  Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue.

General and administrative expenses for the year ended December 31, 2023 were approximately $15.9 million (or 15% of revenues), as compared to approximately $14.7 million (or 16% of revenues) in 2022. The increase primarily relates to an increase in share-based compensation expense compared to the same period last year.

Goodwill impairment charge for the year ended December 31, 2022 was $16.3 million following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during 2023.

Definite-lived intangible asset impairment charge for the year ended December 31, 2023 was $0.2 million following impairment testing on definite-lived intangible assets performed during the year. There was no definite-lived intangible asset impairment during 2022.

Depreciation and amortization expense were consistent for the year ended December 31, 2023 and 2022.

Other (Expense) Income

Net other expense for the year ended December 31, 2023 was $(0.2) million as compared to net other income of $1.1 million in 2022. The net other income in 2022 included the fair value adjustments of contingent consideration. There were no adjustments to contingent consideration in 2023.

Provision for Income Taxes

Income tax provision for the year ended December 31, 2023 was $0.1 million as compared to an income tax provision of $5.1 million in 2022.  During the year ended December 31, 2022, the Company recorded a partial valuation allowance on its deferred tax assets related to net operating losses because management determined that it is more likely than not that the Company will not produce taxable income sufficient to realize the deferred tax assets during the carry forward period.

Net Loss

As a result of the factors above, net loss for the year ended December 31, 2023 was $4.0 million or negative $0.46 per share as compared to a net loss of $23.6 million in 2022 or negative $2.70 per share.

Liquidity and Capital

Net Working Capital

At December 31, 2023, our net working capital was approximately $1.4 million as compared to $1.8 million at December 31, 2022.  The decrease in net working capital was primarily driven by investments in computer hardware and software purchases and capitalized internally developed software costs, which was partially offset by temporary receivable/payable timing differences.

Our sources of liquidity include cash on hand, our anticipated cash flows from operations,  and access to our new credit agreement with Old Dominion National Bank. While through most of 2023 we had a factoring arrangement available which is set to expire in April of 2024, the credit agreement with Old Dominion National Bank limits our ability to utilize the factoring agreement in the period prior to its expiration.

We believe that our existing cash on hand, our anticipated cash flows from operations, and interim funds available under the Old Dominion Credit Facility, through its maturity on February 28, 2025 will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months.

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

For the year ended December 31, 2023, net cash provided by operations was approximately $0.6 million driven by collections of accounts receivable and temporary payable timing difference, as compared to approximately $6.1 million net cash provided by operations for the year ended December 31, 2022.

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

For the year ended December 31, 2023, cash used in investing activities was approximately $0.6 million and consisted of $0.5 million in proceeds from factoring arrangement offset by $1.1 million of computer hardware and software purchases and capitalized internally developed software costs primarily associated with upgrading our ITMS™  and Soft-ex platform, secure identity management technology and network operations center. The decrease in amounts capitalized for the year ended December 31, 2023 reflects the capital investments in our delivery platforms beginning to reach completion.

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

For the year ended December 31, 2023, cash used in financing activities was approximately $0.6 million and reflects line of credit advances and payments of approximately $6.5 million, finance lease principal repayments of approximately $586,500 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

 For the year ended December 31, 2022, cash used in financing activities was approximately $1.5 million and reflects line of credit advances and payments of approximately $15.3 million,  payments of approximately $1.5 million finance lease principal repayments of approximately $600,400, repurchases of common stock of $818,200 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $49,200.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2023, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $23,800 as compared to last year. For the year ended December 31, 2022, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $140,800.

Credit Facilities and Other Commitments

From June 15, 2017 to June 2023, the Company had a Loan and Security Agreement with Atlantic Union Bank (the “Loan Agreement”). The Loan Agreement with Atlantic Union Bank matured in June 2023 and was not renewed.

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”) to replace the Company’s matured Loan Agreement with Atlantic Union Bank. Upon purchase, Buyer becomes the absolute owner of any such Purchased Receivables, which are payable directly to the Buyer. The total amount of Purchased Receivables is subject to a maximum limit of $4 million outstanding Purchased Receivables at any time, with an available increase to $14 million, subject to adequate receivables. The Purchase Agreement contains customary fees, covenants and representations.

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

On February 29, 2024, we entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank.  The Agreements provide for a new $4,000,000 revolving line of credit facility (the “Credit Facility”).

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of eligible accounts receivable.  Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%.  Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2025.  The Credit Facility includes customary covenants and events of default, including the following items that are measured annually commencing December 31, 2024: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million  and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The terms of new Credit Facility prohibit the use of our Factoring Arrangement.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s ICOFR during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

ITEM 9B. OTHER INFORMATION

(b) During the fourth quarter of 2023, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2024 Annual Meeting of Stockholders.

WidePoint’s Code of Business Conduct

WidePoint’s Code of Business Conduct, Corporate Governance Principles and Charters of the Committees of the Board of Directors are also available free of charge on our website or by writing to WidePoint Corporation, 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, c/o Corporate Secretary. WidePoint’s Code of Business Conduct applies to all directors, officers (including the Chief Executive Officer and Chief Financial Officer) and employees. Amendments to or waivers of the Code of Conduct granted to any of the Company’s directors or executive officers will be published on our website within four business days of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2024 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a))

Equity Compensation Plans:

Approved by security holders	288,570	$2.04	1,245,203

Not approved by security holders	-	$0.00	-

Total	288,570	$2.04	1,245,203

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2024 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2024 Annual Meeting of Stockholders.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■	Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Diego, California, PCAOB firm ID: 659)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flow for the Years Ended December 31, 2023 and 2022

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

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 29, 2020.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 23, 2021).

4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021.).

10.1	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.2	Loan and Security Agreement with Old Dominion Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.2.1	Promissory Note in favor of Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009)

10.4	WidePoint Corporation 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed October 31, 2017)

10.5	Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020)

10.6	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 4, 2020.)

10.6.1*	Employment Modification Agreement with Jason Holloway (filed herewith)

10.7	Employment Agreement, between WidePoint Corporation and Robert George. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2022.)

10.8	Asset Purchase Agreement (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021.)

10.9	Purchase order dated January 24, 2024 (Filed herewith).

10.10	Task Order dated October 11, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 11, 2023)

10.11.	Amended and Restated 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the definitive proxy statement filed on May 2, 2023)

10.12*	Employment Agreement with Todd Dzyak (filed herewith)

10.12.1*	Employment Modification Agreement with Todd Dzyak (filed herewith)

10.13*	Employment Agreement with Ian Sparling (filed herewith)

10.13.1*	Employment Modification Agreement with Ian Sparling (filed herewith)

19.1	Insider Trading Policy (filed herewith)

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

97.1	Compensation Recovery Policy (filed herewith).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WidePoint Corporation

Date: March 26, 2024	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: March 26, 2024	/s/ Robert J. George
Robert J. George
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2024	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 26, 2024	/s/ PHILIP GARFINKLE
Philip Garfinkle
Chairman of the Board

Dated: March 26, 2024	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated: March 26, 2024	/s/ JOHN J. FITZGERALD
John J. Fitzgerald
Director

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Diego, California

March 26, 2024

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash	$6,921,160	$7,530,864
Accounts receivable, net of allowance for credit losses
of $81,359 and $51,666, respectively	8,219,793	9,277,109
Unbilled accounts receivable	16,618,639	10,244,101
Other current assets	1,083,671	935,978

Total current assets	32,843,263	27,988,052

NONCURRENT ASSETS
Property and equipment, net	780,800	978,218
Lease right of use asset	4,045,222	4,723,899
Intangible assets, net	7,336,348	7,398,160
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	-	86,909
Other long-term assets	483,288	2,025,845

Total assets	$51,300,499	$49,012,661

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,633,658	$12,515,081
Accrued expenses	16,175,702	11,327,269
Current portion of deferred revenue	2,009,343	1,704,933
Current portion of lease liabilities	638,258	596,529

Total current liabilities	31,456,961	26,143,812

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,114,516	4,745,909
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	1,027,770	364,837
Deferred tax liabilities, net	16,923	-

Total liabilities	36,623,070	31,261,458

Commitments and contingencies (Note 18)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 8,893,220 and 8,725,476 shares
issued and outstanding, respectively	8,894	8,726
Additional paid-in capital	102,151,381	101,194,185
Accumulated other comprehensive loss	(334,899)	(350,234)
Accumulated deficit	(87,147,947)	(83,101,474)

Total stockholders’ equity	14,677,429	17,751,203

Total liabilities and stockholders’ equity	$51,300,499	$49,012,661

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2023	2022

REVENUES	$106,026,360	$94,103,365
COST OF REVENUES (including amortization and depreciation of $2,291,144 and $1,455,262, respectively)	90,380,833	79,527,893

GROSS PROFIT	15,645,527	14,575,472

OPERATING EXPENSES
Sales and marketing	2,191,838	2,134,240
General and administrative expenses (including share-based compensation of $960,991 and $528,582, respectively)	15,882,415	14,720,497
Impairment charge - goodwill	-	16,277,000
Impairment charge - definite-lived intangible assets	193,336	-
Depreciation and amortization	1,079,724	1,077,440

Total operating expenses	19,347,313	34,209,177

LOSS FROM OPERATIONS	(3,701,786)	(19,633,705)

OTHER INCOME (EXPENSE) INCOME
Interest income	90,679	41,831
Interest expense	(239,526)	(259,644)
Other (expense) income, net	(62,597)	1,344,102

Total other (expense) income, net	(211,444)	1,126,289

LOSS BEFORE INCOME TAX PROVISION	(3,913,230)	(18,507,416)
INCOME TAX PROVISION	133,243	5,077,875

NET LOSS	$(4,046,473)	$(23,585,291)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.46)	$(2.70)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,830,709	8,732,203

The accompanying notes are an integral part of these consolidated financial statements.

F-3

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	YEARS ENDED
	DECEMBER 31,
	2023	2022

NET LOSS	$(4,046,473)	$(23,585,291)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	15,335	(108,648)

Other comprehensive income (loss):	15,335	(108,648)

COMPREHENSIVE LOSS	$(4,031,138)	$(23,693,939)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2022	8,842,026	$8,842	$101,424,922	$(241,586)	$(59,516,183)	$41,675,995

Common stock repurchased	(196,586)	(197)	(818,014)	-	-	(818,211)

Issuance of common stock — restricted	80,036	81	(49,305)	-	-	(49,224)

Issuance of common stock — warrants	-	-	108,000	-	-	108,000

Stock compensation expense — restricted	-	-	528,582	-	-	528,582

Foreign currency translation — (loss)	-	-	-	(108,648)	-	(108,648)

Net loss	-	-	-	-	(23,585,291)	(23,585,291)

Balance, December 31, 2022	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2023	8,725,476	$8,726	101,194,185	(350,234)	(83,101,474)	17,751,203

Issuance of common stock — restricted	167,744	168	(3,795)	-	-	(3,627)

Stock compensation expense — restricted	-	-	914,194	-	-	914,194

Stock compensation expense — non-qualified stock options	-	-	46,797	-	-	46,797

Foreign currency translation — gain	-	-	-	15,335	-	15,335

Net loss					(4,046,473)	(4,046,473)

Balance, December 31, 2023	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,046,473)	$(23,585,291)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Deferred income tax expense	107,157	5,034,385
Depreciation expense	1,088,546	1,084,001
Impairment charge - goodwill	-	16,277,000
Impairment charge - definite-lived intangible assets	193,336	-
Provision for credit losses	47,060	11,852
Amortization of intangibles	2,282,322	1,451,091
Share-based compensation expense	960,991	528,582
Change in fair value of contingent consideration	-	(1,340,100)
Loss on disposal of fixed assets	1,927	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(4,686,874)	3,945,175
Inventories	(143,668)	367,551
Other current assets	(3,171)	1,887,717
Other assets	33,574	27,967
Accounts payable and accrued expenses	3,837,059	1,252,212
Income tax payable	(2,234)	69,901
Deferred revenue and other liabilities	955,696	(585,816)
Other liabilities	-	(358,000)

Net cash provided by operating activities	625,248	6,068,227

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(208,202)	(244,953)
Capitalized hardware and software development costs	(881,887)	(3,163,726)
Proceeds from beneficial interest in sold receivables	469,104	-

Net cash used in investing activities	(620,985)	(3,408,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	6,493,284	15,298,792
Repayments of bank line of credit advances	(6,493,284)	(15,298,792)
Principal repayments under finance lease obligations	(586,525)	(600,438)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(3,627)	(49,224)
Common stock repurchased	-	(818,211)

Net cash used in financing activities	(590,152)	(1,467,873)

Net effect of exchange rate on cash	(23,815)	(140,791)

NET (DECREASE) INCREASE IN CASH	(609,704)	1,050,884

CASH, beginning of period	7,530,864	6,479,980

CASH, end of period	$6,921,160	$7,530,864

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	YEARS ENDED
	DECEMBER 31,
	2023	2022

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$223,307	$194,754
Cash paid for income taxes	$-	$27,559

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$-	$34,923
Leased assets and lease liabilities terminated	$-	$876,281

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

The Company has periodic capital expense requirements to maintain and upgrade its internal technology infrastructure tied to its hosted solutions and other such costs may be significant when incurred in any given period.

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

Government Subsidies

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for qualified wages and options to defer payroll tax payments for a limited period. The Company records government subsidies as offsets to the related operating expenses. During the year ended 12/31/22, the Company collected $1.6M payroll tax credits that were earned and recognized prior to fiscal year 2022.

Accounting Standards Update

Accounting Standards under Evaluation

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument (“Topic 326”). Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This ASU update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The Company adopted Topic 326 on January 1, 2023. The adoption of ASU 2016-03 did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impacts of the new standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard.

Foreign Currency

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon exchange rates prevailing at the end of each reporting period. The resulting translation adjustments, along with any related tax effects, are included in accumulated other comprehensive loss, a component of stockholders’ equity. Translation adjustments are reclassified to earnings upon the sale or substantial liquidation of investments in foreign operations. Revenues and expenses are translated at the average month-end exchange rates during the year. Gains and losses related to transactions in a currency other than the functional currency, including operations outside the U.S. where the functional currency is the U.S. dollar, are reported net in the Company’s Consolidated Statements of Operations, depending on the nature of the activity.  See Note 17 for additional information.

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

In order to evaluate a managed service business model the Company’s CODM measures financial performance and allocates resources based on the overall consolidated results of managed and carrier services and related margins.  These consolidated financial metrics provide a stronger indication of how the Company is managing its key customer relationships and assesses overall profitability.

As a result, the Company comprises of one operating segment and presents single reporting segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis.

Use of Estimates and Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical accounting estimates include the Company’s valuation of goodwill impairment. To estimate the fair value of its reporting unit, the Company projects future cash flows using management’s assumptions for revenue growth rate, operating margins, and a discount rate. These estimates can significantly affect the outcome of the Company’s impairment assessment.

Other areas requiring use of estimates and judgment relate to revenue recognition, accounts receivable valuation reserves, ability to realize intangible assets, ability to realize deferred income tax assets, contingent consideration, fair value of certain financial instruments and the evaluation of contingencies and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

Note 3 for changes in fair value of liabilities recorded in connection with certain liabilities that are measured at fair value on a recurring basis.

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements.  Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000.  At December 31, 2023 and 2022, the Company had deposits in excess of FDIC limits of approximately $5.5 million and $5.1 million, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2023 and 2022, the Company had foreign bank deposits in excess of insured limits of approximately $0.6 million and $1.3 million, respectively.

Allowances for Credit Losses

The Company determines its allowance for credit allowances by considering a number of factors, including the type of customer, credit worthiness, payment history, length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they are deemed to be uncollectible, having exhausted all collection efforts.

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components.  Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value.  The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit.  For the years ended December 31, 2023 and 2022, there were no inventory write-downs.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2023 and 2022, the Company’s management has not identified any material impairment of its property and equipment.

Leases

The Company has leases for corporate offices that are accounted for under ASC 842, Leases (Topic 842). The leases have remaining lease terms ranging from one year to eighteen years.

The Company determines if an arrangement is a lease at inception. The Company considers any contract where there is an identified asset and that it has the right to control the use of such asset in determining whether the contract contains a lease. A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and the lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available on the lease commencement date in determining the present value of lease payments. The lease ROU assets include any lease payments made prior to the rent commencement date. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

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

The Company recorded a non-cash goodwill impairment charge of $16.3 million during 2022 following goodwill impairment testing performed as a result of sustained decreases in our publicly quoted share price and market capitalization. There was no goodwill impairment during 2023.

Impairment of long-lived assets

The Company reviews long-lived assets such as property and equipment, right of use assets, and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition.

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

The Company reports products and services under the categories managed services and carrier services as described below:

Carrier Services. The Company bills for costs incurred to deliver phone, data and satellite and related mobile services for a connected device or end point.  These services require us to procure, process and pay communications carrier invoices.  We recognize revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer.  We are the principal in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans.  For arrangements in which we do not control the product or service, do not have economic risk, and do not have pricing or vendor discretion we recognize revenues and related costs on a net basis.  A significant portion of our overall reported revenue is tied to this service component; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution.  The Company does not assume the credit risk when providing these services for commercial customers due to the increased credit risk involved.

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

•	Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and charge a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material

•	Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. The Company is the principal in these transactions as we are seen as the primary creditor, carries inventory risk for undelivered products and services, and directly issues purchase orders third party suppliers, and has discretion in sourcing among many different suppliers. For those transactions in which we procure and deliver products and services for our customers on their own account, the Company does not control the product or service, does not have economic risk, and does not have pricing or vendor discretion and therefore does not recognize revenues and related costs on a gross basis for these arrangements. The Company only recognizes revenues earned for arranging the transaction and any related costs.

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

Product Development

Product development expenses include payroll, employee benefits, and other employee related expenses associated with product development. Product development expenses also include third-party development and programming costs, subject matter experts, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Costs related to product development are expensed until the point that preliminary project stage is complete or technological feasibility is reached. Costs incurred during the implementation of product development and enhancements are capitalized and amortized to cost of revenue over the estimated lives of the solution.

For the years ended December 31, 2023 and 2022, the Company incurred product development costs associated with TMaaS platform application, Secure Identity Management Solutions, Unified Communications Analytics (UCAS) solution, and data center of approximately $0.9 million and $3.2 million, respectively, which were capitalized.  See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

Judgments and Estimates

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer under a fixed rate or fixed fee arrangement. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. Components of our managed service solution are generally distinct performance obligations that are not interdependent and can be completed within a month. The Company’s products are generally sold with a right of return. Historically the returns have been immaterial and recognized in the period which the products are returned. While historically immaterial as well, the Company may provide other event driven credits or disincentives for not meeting performance obligations which are accounted for as variable consideration and recognized in the period which the event occurs.

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

The Company assesses its ability to collect outstanding receivables and contract assets and provides customer-specific allowances for credit losses and general allowances for the portion of receivables and contract assets that are estimated to be uncollectible. Allowances for credit losses are based on historical collection experience and expected credit losses, customer specific financial condition, current economic trends in the customer's industry and geographic region, changes in customer demand and the overall economic climate in the market the Company serves. Customer accounts receivable balances that remain uncollected for more than 45 days are further reviewed for collectability and are considered past due after 90 days unless different contractual repayment terms were extended under a contract with a customer. The Company will reserve such amounts estimated to be uncollectable.

Costs to Obtain a Contract with a Customer

The Company does not recognize assets from the costs to obtain a contract with a customer and generally expenses these costs as incurred.  The Company primarily uses internal labor to manage and oversee the customer acquisition process and to finalize contract terms and conditions and commence customer start-up activities, if any.  Internal labor costs would be incurred regardless of the outcome of a contract with a customer and as such those costs are not considered incremental to the cost to obtain a contract with a customer.  The Company does not typically incur significant incremental costs to obtain a contract with a customer which may include payment of commissions to certain internal and/or external sales agents upon collection of invoiced sales from the customer.  The Company does not typically prepay sales commissions in advance of being paid for services delivered.

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

Basic and Diluted Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if securities or other contracts to issue common and restricted stock were exercised or converted into common and restricted stock.  The number of incremental shares from assumed conversions of stock options and unvested restricted stock awards included in the calculation of diluted EPS was calculated using the treasury stock method.  See Note 16 to the consolidated financial statements for computation of EPS.

Employee Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under provisions of ASC 718-10.  The Company recognizes the cost of employee stock awards granted in exchange for employee services based on the grant-date fair value of the award using a Black-Scholes option-pricing model, net of expected forfeitures. Those costs are recognized ratably over the vesting period.  Each stock option has an exercise price equal to the market price of the Company’s common stock on the date of grant and a contractual term ranging from 3 to 10 years. See Note 15 to the consolidated financial statements for additional information about stock-based compensation programs.

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

There was no change in fair value of contingent consideration for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded a gain of $1.3 million related to a change in fair value of contingent consideration.

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations.  Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

U.S. Federal, State, and Local Government (1)	$6,402,922	$7,272,993
Commercial (2)	1,898,230	2,055,782
Gross accounts receivable	8,301,152	9,328,775
Less: allowances for credit
losses (3)	81,359	51,666

Accounts receivable, net	$8,219,793	$9,277,109

As of December 31, 2021, the Company had accounts receivable, net of $12.5 million.

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

(3) During the year ended December 31, 2023 and 2022, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
Customer Type	2023	2022

U.S. Federal Government (1)	79.7%	79.1%
U.S. State & Local and Foreign Governments	0.6%	0.6%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

5. Unbilled Accounts Receivable and Significant Concentrations

Unbilled accounts receivable represent revenues earned in connection with products and/or services delivered for which we are unable to issue a formal billing to the customer at the balance sheet due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services not invoiced at the end of the reporting period. An allowance for credit losses were insignificant for unbilled accounts receivable as of December 31, 2023 and 2022.

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2023	2022
	As a % of	As a % of
Customer Type	Receivables	Receivables

U.S. Federal Government	97%	97%

As of December 31, 2021, the Company had unbilled accounts receivable of $10.9 million.

6. Other Current Assets and Other Long Term Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Inventories	$366,126	$222,279
Prepaid insurance and other assets	717,545	713,699

Total other current assets	$1,083,671	$935,978

Other long term assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Security deposits	$40,587	$67,748
Capital work in progress	442,701	1,958,097

Other long term assets	$483,288	$2,025,845

Capitalized work in progress consists of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $2.4 million was transferred from capital work in progress to internally developed software during the year ended December 31, 2023.

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Computer hardware and software	$3,355,488	$3,158,428
Furniture and fixtures	503,913	502,391
Leasehold improvements	330,040	284,321
Automobiles	128,994	122,524
Gross property and equipment	4,318,435	4,067,664
Less: accumulated depreciation and
amortization	3,537,635	3,089,446

Property and equipment, net	$780,800	$978,218

During the years ended December 31, 2023 and 2022, the Company purchased for cash property and equipment totaling approximately $208,200 and $245,000, respectively.

During the years ended December 31, 2023 and 2022, property and equipment depreciation expense was approximately $402,000 and $397,700, respectively.

During the years ended December 31, 2023 and 2022, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2023 and 2022.

8. Leases

The Company has leases for corporate and operational facilities (“real estate leases”).

Real estate leases. Substantially all real estate leases have remaining terms of six (6) to nine (9) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year. Certain leases contain early termination provisions that would require payment of unamortized tenant improvements, real estate broker commissions paid, and up to six (6) months of rent to compensate the landlord for early termination. The cost to exit a lease would be significant and potentially range $0.2 million to $0.8 million. The earliest any lease termination provisions could be exercised would be in 2023, which the Company did not exercise.

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Operating lease expense	$12,463	$16,351

Finance lease expense:
Amortization of right of use assets	$684,600	$682,102
Interest on finance lease liabilities	214,954	241,444

Total finance lease expense	$899,554	$923,546

Lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is include in depreciation and amortization in the consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$227,417	$257,795
Financing cash flows from leases	586,833	600,438

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2023	2022

Lease right of use assets, net	$4,045,222	$4,723,899
Current portion of lease liabilities	638,258	596,529
Lease liabilities, net of current portion	4,114,516	4,745,909

Weighted average remaining lease term
Finance leases	10.2	11
Weighted average discount rate
Finance leases	3.5%	3.5%

Maturities of lease liabilities as of December 31, 2023, were as follows:

2024	$822,740
2025	730,500
2026	631,541
2027	633,663
2028	695,939
Thereafter	2,228,121
Total undiscounted finance lease payments	5,742,504
Less: Imputed interest	989,730
Total lease liability	$4,752,774

On January 1, 2022, the Company entered into an amendment to its lease agreement for its Tampa office to amend the term and the extension option to June 30, 2022. As a result of the amendment, the Company removed the lease right of use asset and lease liability from its consolidated balance sheet and accounted for the lease as month to month and recorded the monthly rent expense in its consolidated statement of operations until termination on June 30, 2022.

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2023
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(538,200)	$1,853,800
Channel Relationships	2,628,080	(1,693,652)	934,428
Internally Developed Software	7,892,045	(4,331,203)	3,560,842
Trade Name and Trademarks	1,330,472	(343,194)	987,278

	$14,242,597	$(6,906,249)	$7,336,348

	DECEMBER 31, 2022
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(299,000)	$2,093,000
Channel Relationships	2,628,080	(1,518,446)	1,109,634
Internally Developed Software	5,665,957	(2,546,407)	3,119,550
Trade Name and Trademarks	1,330,472	(254,496)	1,075,976

	$12,016,509	$(4,618,349)	$7,398,160

Purchased Intangibles

For the year ended December 31, 2023, there were no disposals or sales of purchased intangible assets.

Internally Developed

For the year ended December 31, 2023, the Company capitalized $0.9 million of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), next generation TDI™ application, secure identity management technology and secure network operations center of which $2.4 million was transferred from capital work in progress to internally developed software. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

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

The aggregate amortization expense recorded was approximately $2,282,300 and $1,451,100 for the years ended December 31, 2023 and 2022, respectively.

The Company recorded an impairment charge of $0.2 million to for the year ended December 31, 2023 as part of its impairment assessment of long-lived assets and reduced the impaired internally developed software assets to the estimated fair value and adjusted the remaining useful lives as applicable on those assets as of December 31, 2023.

As of December 31, 2023, estimated annual amortization for our intangible assets for each of the next five years and beyond is approximately:

2024	$2,445,034
2025	1,718,736
2026	930,582
2027	511,170
2028	511,170
Thereafter	1,219,656
Total	$7,336,348

10. Goodwill

The following table summarizes the changes in the carry amount of goodwill for the years ended December 31, 2023 and 2022:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Balances, January 1	$5,811,578	$22,088,578
Impairment	-	(16,277,000)

Balances, December 31	$5,811,578	$5,811,578

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization, during the second quarter of  2022, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets during the quarter ended June 30, 2022 As a result of this review and additional testing, the Company did not identify an impairment to its definite-lived intangible assets or other long lived assets, but the Company did identify an impairment to goodwill resulting in recording a $16.3 million non-cash goodwill impairment charge for the three month period ended June 30, 2022, and accordingly that amount was also reflected in the  full year 2022 results.

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

The Company performed its annual impairment assessment as of December 31, 2023 and 2022, using the same external consultant as used in the previous impairment analyses. In connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business and margins, projected new business as well considering modifications to the Company’s cost structure. The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The assessment did not result in any impairment of goodwill as of December 31, 2023 and 2022.

11. Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2023	2022

Carrier service costs	$12,959,350	$8,402,770
Salaries and payroll taxes	1,681,160	1,637,628
Inventory purchases, consultants and other costs	1,463,102	1,205,209
Other	72,090	81,662

	$16,175,702	$11,327,269

12. Line of Credit and Factoring Agreement

From June 15, 2017 to June 2023, the Company had a Loan and Security Agreement with Atlantic Union Bank (the “Loan Agreement”) that matured in June 2023 and was not renewed.

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”) to replace the Company’s matured Loan and Security Agreement with Atlantic Union Bank. Upon purchase, Buyer becomes the absolute owner of any such Purchased Receivables, which are payable directly to the Buyer. The total amount of Purchased Receivables is subject to a maximum limit of $4 million outstanding Purchased Receivables at any time, with an available increase to $14 million, subject to adequate receivables. The Purchase Agreement contained customary fees, covenants and representations.

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

During the year ended December 31, 2023, the Company sold a total of $5.2 million of receivables for $5.1 million in proceeds net of fees. As of December 31, 2023, there is no outstanding residual payment balance and availability under the Purchase Agreement of $4 million.

Subsequent to year end the Company entered into a new revolving line of credit agreement (see Note 20)

13. Income Taxes

Income tax provision is as follows for the years ended:

	DECEMBER 31,
	2023	2022

Current provision
State	$30,000	$20,000
Foreign	(3,914)	26,982
Total	26,086	46,982

Deferred provision (benefit)
Federal	57,849	4,717,527
State	77,519	298,832
Foreign	(28,211)	14,534
Total	107,157	5,030,893

Income tax provision	$133,243	$5,077,875

Income tax provision effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2023	2022

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	4.4%	4.0%
Non-deductible expenses	-1.3%	-5.7%
Valuation allowance	-23.4%	-45.9%
Foreign rate differential	-0.6%	0.0%
Return to accrual difference true-ups	-1.7%	0.3%
Other	-0.8%	-0.2%
Deferred tax adjustment and true-up	0.2%	-1.0%
Combined effective tax rate	-2.2%	-27.4%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$11,836,460	$10,584,372
Alternative minimum tax credit	45,650	45,650
Share-based compensation	531,179	475,297
Intangible amortization	(334,043)	(48,740)
Lease liability	1,581,946	1,555,503
Other assets	770,488	167,825

Total deferred tax assets	14,431,680	12,779,907
Less: valuation allowance	(11,930,917)	(10,503,243)
Total deferred tax assets, net	2,500,763	2,276,664

Deferred tax liabilities:
Goodwill amortization	366,764	116,530
Depreciation	456,913	324,959
Foreign intangible amortization	276,321	334,973
Other liabilities	15,052	11,354
Lease asset	1,402,636	1,401,939

Total deferred tax liabilities	2,517,686	2,189,755

Net deferred tax (liability) asset	$(16,923)	$86,909

As of December 31, 2023, the Company had approximately $42.6 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes that consist of $29.7 million that will expire between 2023 and 2036 and $12.9 million related to years after December 31, 2017 that does not have an expiration under current tax law. NOLs arising in tax years beginning in 2018 and after may only reduce 80 percent of taxable income every year but can be carried forward indefinitely. Included in the recorded deferred tax asset, the Company had a benefit of approximately $51.4 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2024 and 2043.

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

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2023	2022

Beginning balance	$(10,503,243)	$(1,999,630)
Increases	(1,427,674)	(8,503,613)

Ending balance	$(11,930,917)	$(10,503,243)

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, management recorded a valuation allowance against a portion of domestic deferred tax assets because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. During the year ended December 31, 2023, the Company increased the valuation allowance by $1.4 million. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2019 forward. As of December 31, 2023, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2023 or 2022. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

14. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. As of December 31, 2023, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of or outstanding preferred stock during the years ended December 31, 2023 and 2022.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of December 31, 2023, there were 8,893,220 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

There were no stock option exercises during the years ended December 31, 2023 and 2022.

Common Stock Issuances – Restricted Stock Awards

During the year ended December 31, 2023, there were 169,737 shares of common stock vested in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

See Note 15 for additional information regarding stock option plans.

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

Effective March 27, 2023, the Company provided notice to the sales agents under its At the Market Sales Agreement that it was terminating the agreement. No shares were offered during the years ended December 31, 2023 and 2022. Accordingly, no additional sales of shares of common stock will be offered pursuant to such an agreement.

15. Stock Options and Award Programs

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2023 and 2022, the Company granted 628,572 RSAs and 163,903 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 288,570 stock option awards granted during the year ended December 31, 2023. There were no stock option awards granted during the year ended December 31, 2022.

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Stock options granted	288,570	--
Expected dividend yield	--	--
Expected volatility	61.6% - 62.2%	--
Risk-free interest rate	4.1%	--
Term	4 years	--

Non-Qualified Stock Option Awards

A summary of NQSO activity as of December 31, 2023 and 2022, and changes during the years then ended are set forth below:

	2023		2022
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED OPTIONS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	-	-	25,000	$3.98
Granted (+)	288,570	$0.91	-	-
Expired (-)	-	-	25,000	$3.98
Vested/Excercised (-)	-	-	-	-
Non-vested balances, December 31,	288,570	$0.91	-	-

	2023		2022
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE OPTIONS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	7,500	$4.90	140,000	$5.79
Granted (+)	288,570	$2.04	-	-
Cancelled (-)	-	-	5,000	$4.40
Expired (-)	7,500	$4.90	127,500	$5.89
Awards outstanding, December 31,	288,570	$2.04	7,500	$4.90

Awards vested and expected to vest,
December 31,	285,923	$2.04	7,500	$4.90

Awards outstanding and exercisable,
December 31,	-	-	7,500	$4.90

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2023 are as follows:

			Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	4.73	4.73	0.00
Aggregate intrinsic value	$79,485	$78,756	$-

Restricted Stock Awards

A summary of RSA activity as of December 31, 2023 and 2022, and changes for the years then ended are set forth below:

	2023	2022
VESTED AND NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	188,903	121,316
Granted (+)	628,572	163,903
Cancelled (-)	31,746	5,000
Vested (-)	169,737	91,316
Non-vested awards outstanding, December 31,	615,992	188,903

Weighted-average remaining contractual life (in years)	0.3	0.7

Unamortized RSA compensation expense	$483,416	$28,440

Aggregate intrinsic value of RSAs non-vested, December 31	$1,429,101	$343,822

Aggregate intrinsic value of RSAs vested, December 31	$326,628	$346,694

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The plan was approved by the Board of Directors in August 2023. The LTIP has two components of equity-based compensation.  The first is 250,000 Restricted Stock Awards (RSAs) that will be awarded to management and which will be issued to management in upcoming months, based on Board and management agreement. Of the 250,000 RSAs awarded, 83,333 are expected to vest on April 1, 2024. With the remaining awards vesting 83,333 on both January 1, 2025 and January 1, 2026. The second is 250,000 Performance- based Restricted Stock Units (PSRUs) that would vest upon meeting, by January 1, 2026, certain revenue, and adjusted EBITDA performance targets. As of December 31, 2023, the Company has not awarded the RSAs or PRSUs under this plan.

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options-based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2023			YEAR ENDED DECEMBER 31, 2022
	Shared-Based Compensation Expense			Shared-Based Compensation Expense
	Employees	Directors	Total	Employees	Directors	Total

Restricted share-based compensation expense	$641,730	$272,464	$914,194	$265,704	$262,878	$528,582
Non-qualified option share-based compensation expense	46,797	-	46,797	-	-	-

Total share-based compensation before taxes	$688,527	$272,464	$960,991	$265,704	$262,878	$528,582

At December 31, 2023, the Company had approximately $0.7 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.0 years.

16. Earnings Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Basic and Diluted Earnings Per Share Computation:
Net loss	$(4,046,473)	$(23,585,291)
Weighted average number of common shares	8,830,709	8,732,203
Basic and Diluted Loss Per Share	$(0.46)	$(2.70)

For the year ended December 31, 2023 the Company had unexercised stock options of 288,570, RSAs of 615,992 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the year ended December 31, 2022 the Company had unexercised stock options of 106,685, RSAs of 49,777 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

17.  Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEAR ENDED
	DECEMBER 31,
	2023	2022

Balances, January 1	$(350,234)	$(241,586)

Net foreign currency translation gain (loss)	15,335	(108,648)

Balances, December 31	$(334,899)	$(350,234)

18.  Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Legal Matters

The Company is not involved in any material legal proceedings.

19.  Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

Carrier Services	$58,229,511	$53,339,950
Managed Services	47,796,849	40,763,415
	$106,026,360	$94,103,365

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

U.S. Federal Government	$84,475,325	$74,416,288
U.S. State and Local Governments	561,378	411,511
Foreign Governments	79,556	146,538
Commercial Enterprises	20,910,101	19,129,028

	$106,026,360	$94,103,365

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2023	2022

United States	$102,017,851	$90,786,554
Europe	4,008,509	3,316,811

	$106,026,360	$94,103,365

20.  Subsequent Events

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank.  The Agreements provide for a new $4,000,000 revolving line of credit facility (the “Credit Facility”).

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding.  Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%.  Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2025.  The Credit Facility includes customary covenants and events of default, including the following items that are measured annually commencing December 31, 2024: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The terms of new Credit Facility prohibit the use of our Factoring Arrangement. The Company has not had material borrowings on its Credit Facility through March 26, 2024.

