Form 10-Q
period 2024-03-31
WIDEPOINT CORP
filed 2024-05-15
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 9,311,761 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
REVENUES	$34,207,279	$25,273,681
COST OF REVENUES (including amortization and depreciation of
$576,905 and $502,560, respectively)	29,541,388	21,463,741

GROSS PROFIT	4,665,891	3,809,940

OPERATING EXPENSES
Sales and marketing	611,893	521,678
General and administrative expenses (including share-based
compensation of $417,783 and $140,116, respectively)	4,448,483	3,910,820
Depreciation and amortization	256,534	265,843

Total operating expenses	5,316,910	4,698,341

LOSS FROM OPERATIONS	(651,019)	(888,401)

OTHER (EXPENSE) INCOME
Interest income	49,426	2,196
Interest expense	(58,737)	(58,778)
Other (expense) income, net	(34,871)	(194)

Total other (expense) income, net	(44,182)	(56,776)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(695,201)	(945,177)
INCOME TAX (BENEFIT) PROVISION	(42,091)	6,302

NET LOSS	$(653,110)	$(951,479)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.07)	$(0.11)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	8,897,819	8,739,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
NET LOSS	$(653,110)	$(951,479)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(22,220)	37,248

Other comprehensive income (loss):	(22,220)	37,248

COMPREHENSIVE LOSS	$(675,330)	$(914,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,267,934	$6,921,160
Accounts receivable, net of allowance for credit losses
of $79,698 and $81,359, respectively	6,804,519	8,219,793
Unbilled accounts receivable	23,072,400	16,618,639
Other current assets	1,624,712	1,083,671

Total current assets	36,769,565	32,843,263

NONCURRENT ASSETS
Property and equipment, net	695,268	780,800
Lease right of use asset	3,876,013	4,045,222
Intangible assets, net	6,751,932	7,336,348
Goodwill	5,811,578	5,811,578
Other long-term assets	489,700	483,288

Total assets	$54,394,056	$51,300,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,061,252	$12,633,658
Accrued expenses	20,594,212	16,175,702
Current portion of deferred revenue	1,850,537	2,009,343
Current portion of lease liabilities	619,708	638,258

Total current liabilities	35,125,709	31,456,961

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,995,834	4,114,516
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	999,761	1,027,770
Deferred tax liabilities, net	64,753	16,923

Total liabilities	40,192,957	36,623,070

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares
authorized; 9,311,761 and 8,893,220 shares
issued and outstanding, respectively	9,313	8,894
Additional paid-in capital	102,349,962	102,151,381
Accumulated other comprehensive loss	(357,119)	(334,899)
Accumulated deficit	(87,801,057)	(87,147,947)

Total stockholders’ equity	14,201,099	14,677,429

Total liabilities and stockholders’ equity	$54,394,056	$51,300,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(653,110)	$(951,479)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Deferred income tax expense	45,200	-
Depreciation expense	260,302	267,309
Provision for credit losses	7,566	35,858
Amortization of intangibles	573,137	501,094
Share-based compensation expense	417,783	140,116
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(5,317,052)	(2,528,761)
Inventories	(291,356)	(17,294)
Other current assets	(251,778)	15,790
Other assets	(6,412)	-
Accounts payable and accrued expenses	3,909,794	113,869
Income tax payable	(72,015)	55,703
Deferred revenue and other liabilities	(178,728)	(121,253)
Other liabilities	-	-

Net cash used in operating activities	(1,556,669)	(2,489,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,494)	(96,721)
Capitalized hardware and software development costs	-	(262,549)
Proceeds from beneficial interest in sold receivables	259,125	-

Net cash provided by (used in) investing activities	252,631	(359,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	1,000,000	4,313,007
Repayments of bank line of credit advances	(1,000,000)	(4,313,007)
Principal repayments under finance lease obligations	(137,469)	(125,568)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(218,783)	(3,628)

Net cash used in financing activities	(356,252)	(129,196)

Net effect of exchange rate on cash	7,064	24,613

NET DECREASE IN CASH	(1,653,226)	(2,952,901)

CASH, beginning of period	6,921,160	7,530,864

CASH, end of period	$5,267,934	$4,577,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$51,940	$55,979

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$-	$190,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

Issuance of common stock — restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense — restricted	-	-	140,116	-	-	140,116

Foreign currency translation — gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(84,052,953)	$16,973,460

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	102,151,381	(334,899)	(87,147,947)	14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2024 and for each of the three month periods ended March 31, 2024 and 2023, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

Recently Adopted Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity's reportable segments and expenses. The standard requires disclosure of the chief operating decision maker's (the "CODM") title and position as well as multiple measures of segment profit and loss reviewed by the CODM. Companies with multiple reportable segments as well as companies with a single reportable segment are required to adopt the standard and it should be applied retrospectively to all periods presented. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. As Company operates as a single reportable segment, the Company is currently evaluating the impacts this standard will have on its existing segment disclosures.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2024	2023
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$4,410,463	$6,402,922
Commercial (2)	2,473,754	1,898,230
Gross accounts receivable	6,884,217	8,301,152
Less: allowances for credit
losses (3)	79,698	81,359

Accounts receivable, net	$6,804,519	$8,219,793

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

(3) For the three month period ended March 31, 2024, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	64%	77%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
Customer Type	As a % of Revenue 2024	As a % of Revenue 2023
U.S. Federal Government (1)	82%	80%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At March 31, 2024, the Company had deposits in excess of FDIC limits of approximately $3.8 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At March 31, 2024, the Company had foreign bank deposits in excess of insured limits of approximately €328,900.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	98%	97%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2024	2023
	(Unaudited)
Inventories	$657,326	$366,126
Prepaid insurance and other assets	967,386	717,545

Total other current assets	$1,624,712	$1,083,671

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2024	2023
	(Unaudited)
Carrier service costs	$17,309,510	$12,959,350
Salaries and payroll taxes	2,010,890	1,681,160
Inventory purchases, consultants and other costs	1,273,812	1,463,102
Other	-	72,090

	$20,594,212	$16,175,702

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2024	2023
	(Unaudited)
Computer hardware and software	$3,343,801	$3,355,488
Furniture and fixtures	501,098	503,913
Leasehold improvements	323,847	330,040
Automobiles	128,187	128,994
Gross property and equipment	4,296,933	4,318,435
Less: accumulated depreciation and
amortization	3,601,665	3,537,635

Property and equipment, net	$695,268	$780,800

During the three month periods ended March 31, 2024 and 2023 property and equipment depreciation expense was approximately $91,100 and $116,400, respectively.

During the three month periods ended March 31, 2024 and 2023, there were no material disposals of owned property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three  month periods ended March 31, 2024 and 2023.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of March 31, 2024 and December 31, 2023. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2024.

Intangible assets consists of the following:

	MARCH 31, 2024

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(598,000)	$1,794,000
Channel Relationships	2,628,080	(1,737,453)	890,627
Internally Developed Software	7,871,341	(4,769,140)	3,102,201
Trade Name and Trademarks	1,330,472	(365,368)	965,104

	$14,221,893	$(7,469,961)	$6,751,932

	DECEMBER 31, 2023

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(538,200)	$1,853,800
Channel Relationships	2,628,080	(1,693,652)	934,428
Internally Developed Software	7,892,045	(4,331,203)	3,560,842
Trade Name and Trademarks	1,330,472	(343,194)	987,278

	$14,242,597	$(6,906,249)	$7,336,348

The Company did not capitalize any internally developed software costs for the three month period ended March 31, 2024.

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

There were no disposals of intangible assets during the three month period ended March 31, 2024 and 2023.

The aggregate amortization expense recorded for the three month periods ended March 31, 2024 and 2023 were approximately $573,100 and $501,100  respectively.

As of March 31, 2024, estimated annual amortization for our intangible assets is approximately:

Remainder of 2024	$1,776,442
2025	1,731,939
2026	922,517
2027	557,950
2028	503,106
Thereafter	1,259,978
Total	$6,751,932

8. Credit Agreements

From June 15, 2017 to June 2023, the Company had a Loan and Security Agreement with Atlantic Union Bank that matured in June 2023 and was not renewed.

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

During the three month period ended March 31, 2024, the Company sold a total of $2.9 million of receivables for $2.8 million in proceeds net of fees. As of March 31, 2024, there is no outstanding residual payment balance under the Purchase Agreement and it expired in April of 2024.

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank.  The Agreements provide for a new $4,000,000 revolving line of credit facility (the “Credit Facility”).

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding.  Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%.  Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2025.  The Credit Facility includes customary covenants and events of default, including the following items that are measured annually commencing December 31, 2024: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The terms of new Credit Facility prohibit the use of our Factoring Arrangement. The Company did not have an outstanding balance on its Credit Facility as of March 31, 2024.

9. Income Taxes

The Company’s effective tax rate was 6.1% and (0.7)% for the three month periods ended March 31, 2024 and 2023, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the Provision (benefit) for income taxes by the loss before provision (benefit) for income taxes.

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2024, there were 9,311,761 shares issued and outstanding.

On June 22, 2023, the stockholders of the Company approved an amendment and restatement of the 2017 WidePoint Omnibus Incentive Plan (the “Plan”) to increase the number of shares authorized for issuance by one million three hundred thousand shares (1,300,000).

During the three month period ended March 31, 2024, there were 503,313 shares of common stock vested in accordance with the vesting terms of RSAs. Six employees received less than the shares vested because they elected to have a total of 84,772 shares withheld in satisfaction of the employees corresponding tax liability of approximately $218,800. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

There were no stock option exercises during the three month periods ended March 31, 2024 and 2023.

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

11. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
Restricted share-based compensation expense	$389,393	$140,116
Non-qualified option share-based compensation expense	28,390	-

Total share-based compensation before taxes	$417,783	$140,116

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. There were no restricted stock share awards granted during the three month periods ended March 31, 2024 and 2023.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option awards granted during the three month periods ended March 31, 2024 and 2023.

At March 31, 2024, the Company had approximately $0.2 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.4 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The plan was formally approved by the Board of Directors in 2024. The LTIP has two components of equity-based compensation. The first is 250,000 Restricted Stock Awards (RSAs) that were granted to members of management on April 2, 2024 and vested 33% on the date of grant with the remainder to vest on January 1, 2025 and 2026, subject to continued service. The estimated fair value of these RSAs of $640,500 will be recorded over the service period. The second is 250,000 Performance- based Restricted Stock Units (PSRUs) that would vest upon meeting, certain revenue or, adjusted EBITDA performance targets through December 31, 2025, subject to continued service. The estimated fair value of these PRSUs of $640,500 will be recorded if and when the Company concludes that it is probable that either performance condition will be achieved.

12. Earnings Per Common Share (EPS)

The computations of basic and diluted earnings per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(653,110)	$(951,479)
Weighted average number of common shares	8,897,819	8,739,317
Basic and Diluted Loss Per Share	$(0.07)	$(0.11)

For the three month period ended March 31, 2024, the Company had unexercised stock options of 288,570, RSAs of   112,679 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended March 31, 2023, the Company had unexercised stock options of 7,500, RSAs of 173,069 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

13. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
Carrier Services	$19,342,789	$13,597,701
Managed Services	14,864,490	11,675,980

	$34,207,279	$25,273,681

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
U.S. Federal Government	$28,067,572	$20,230,576
U.S. State and Local Governments	96,679	91,023
Foreign Governments	10,392	16,557
Commercial Enterprises	6,032,636	4,935,525

	$34,207,279	$25,273,681

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
	(Unaudited)
United States	$33,250,246	$24,209,410
Europe	957,033	1,064,271

	$34,207,279	$25,273,681

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $908,900 and $709,400, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	The impact of supply chain issues;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain key personnel;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	The impact and outcome of on-going dialogue around the Federal budget;
•	Our ability to mitigate the impacts of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

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

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

Strategic Focus and Notable Events

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2024, we continue to focus on the following key goals:

■	Capture new sales opportunities,
■	Provide unmatched levels of service to our current customer base,
■	Attain full FedRAMP certification,
■	Grow our recurring high margin managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop and acquire new high margin business lines,
■	Leverage our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expand our customer base organically,
■	Continue to leverage the R2v3 Certification to further our ESG commitment,
■	Execute cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space,
■	Explore integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	developing and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning of our TM2 offering and may include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

Results of Operations

Three Months Ended March 31, 2024 as Compared to Three Months Ended March 31, 2023

Revenues.  Revenues for the three month period ended March 31, 2024 were approximately $34.2 million, an increase of approximately $8.9 million (or 35%), as compared to approximately $25.3 million in the same period in 2023.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2024	2023	Variance

Carrier Services	$19,382,669	$13,597,699	$5,784,970
Managed Services:
Managed Service Fees	8,681,097	6,852,099	1,828,998
Billable Service Fees	1,190,200	1,250,334	(60,134)
Reselling and Other Services	4,953,313	3,573,549	1,379,764
	14,824,610	11,675,982	3,148,628

	$34,207,279	$25,273,681	$8,933,598

Our carrier services revenue was $19.3 million, an increase of approximately $5.8 million, as compared with the same period in 2023.

Our managed service fees were $8.7 million, an increase of approximately $1.8 million, as compared with the same period in 2023.

The increase in both carrier services revenues and managed service fees was primarily due to new federal customers signed in the third and fourth quarter of 2023.

Billable service fees remained relatively consistent with the same period in 2023.

Reselling and other services increased by approximately $1.4 million from the same period last year primarily due to additional products being offered for resale.  Reselling and other services are transactional in nature, and the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Cost of revenues for the three month period ended March 31, 2024 were $29.5 million (or 86% of revenues), which is consistent with $21.5 million (or 85% of revenues) in 2023. Included in cost of revenues is carrier costs paid on behalf of our DHS customer of approximately $19.4 million and $13.6 million for the three month periods ended March 31, 2024 and 2023, respectively. We do not typically mark up our carrier payments.

Gross Profit.  Gross profit for the three month period ended March 31, 2024 was $4.6 million (or 14% of revenues), as compared to approximately $3.8 million (or 15% of revenues) in 2023.  The slight decline in gross margin as a percentage of revenues in the first quarter of 2024 compared to the same period last year was related to increased amortization expenses as our delivery platforms are placed into service.

Gross profit excluding carrier services was 31% in the first quarter of 2024 compared to 33% in the same period last year due in part to the increased amortization on our delivery platforms and due to increased reselling revenues which are lower margin.

Sales and Marketing.  Sales and marketing expense for the three month period ended March 31, 2024 was approximately $0.6 million (or -2% of revenues), as compared to approximately $0.5 million (or 2% of revenues) in 2023.

General and Administrative.  General and administrative expenses for the three month period ended March 31, 2024 were approximately $4.4 million (or 15% of revenues), as compared to approximately $3.7 million (or 13% of revenues) in 2022. The increase during 2024 primarily relates to an increase in share based compensation expense compared to the same period last year.

Depreciation and Amortization.  Depreciation and amortization expense for the three month period ended March 31, 2024 was approximately $256,500 as compared to approximately $265,900 in 2023. The change in depreciation and amortization expense is related to capital investments in our delivery platforms reaching completion and beginning to be amortized.

Other Expense.  Other expense for the three month period ended March 31, 2024 was approximately $44,200 as compared to approximately $56,800 in 2023.

Income Taxes.  Income tax benefit for the three month period ended March 31, 2024 was approximately $42,100 as compared to income tax provision of approximately $6,300 in 2023.  Income taxes were accrued at an estimated effective tax rate of 6.1% for the three month period ended March 31, 2024 compared to (0.7)% for the three month period ended March 31, 2023.

Net Loss.  As a result of the cumulative factors annotated above, net loss for the three month period ended March 31, 2024  decreased by approximately $298,400 to approximately $653,100 as compared to net loss of approximately $951,500 for the three month period ended March 31, 2023.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our new credit agreement with Old Dominion National Bank.

At March 31, 2024, our net working capital was approximately $1.6 million as compared to $1.4 million at December 31, 2023.  The increase in net working capital was primarily driven by positive free cashflow and a decrease in investments in computer hardware and software purchases and capitalized internally developed software costs during the first quarter of 2024 compared to the prior period. We believe that our existing cash on hand, our anticipated cash flows from operations, and funds available under the Old Dominion Credit Facility, through its maturity on February 28, 2025, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months.

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash used in operations was approximately $1.6 million driven by collections of accounts receivables and temporary payable timing differences, as compared to approximately $2.6 million net cash used in operations for the three months ended March 31, 2023.

Our single largest cash operating expense is the cost of labor and the Company sponsored healthcare benefit programs.  Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers.  We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure expenditures in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made. We also may experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control. New customers often take more time to implement our billing processes. Further, changes within existing customers deployment of our services can cause temporary delays in billings.  While we have historically been able to resolve these administrative matters timely, given the scale of several new customer implementations, failure to resolve these matters on a timely basis could negatively impact our cashflows from operations.

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

For the three months ended March 31, 2024, cash provided by investing activities was approximately $0.3 million and consisted of receipt of deferred portion of proceeds from factoring arrangement offset by purchases of property and equipment.

For the three months ended March 31, 2023,  cash used in investing activities was approximately $0.4 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and stock option exercises.

For the three months ended March 31, 2024, cash used in financing activities was approximately $0.3 million and reflects line of credit advances and payments of $1.0 million, lease principal repayments of approximately $137,500, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $218,800.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2024 and 2023, the gradual appreciation of the Euro relative to the US dollar increased the translated value of our foreign cash balances by approximately $7,100 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares Purchased as as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may be Purchased Under Approved Plans or Programs

March 2024	84,772	$2.58	-	$-

Total	84,772	$2.58	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended March 31, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

WIDEPOINT CORPORATION

Date: May 15, 2024	/s/ JIN H. KANG
Jin H. Kang President and Chief Executive Officer

Date: May 15, 2024	/s/ ROBERT J. GEORGE
Robert J. George Chief Financial Officer

