Form 10-Q
period 2024-06-30
WIDEPOINT CORP
filed 2024-08-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of Augst 14, 2024, there were 9,652,172 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
REVENUES	$36,040,771	$26,762,857	$70,248,050	$52,036,538
COST OF REVENUES (including amortization and depreciation of $654,122, $508,025, $1,231,027, and $1,010,585, respectively)	31,147,549	22,853,220	60,688,937	44,316,961

GROSS PROFIT	4,893,222	3,909,637	9,559,113	7,719,577

OPERATING EXPENSES
Sales and marketing	559,926	542,172	1,171,819	1,063,850
General and administrative expenses (including share-based
compensation of $365,958, $95,454, $783,741 and $235,570, respectively)	4,542,769	3,830,513	8,991,252	7,741,333
Depreciation and amortization	252,112	263,684	508,646	529,527

Total operating expenses	5,354,807	4,636,369	10,671,717	9,334,710

LOSS FROM OPERATIONS	(461,585)	(726,732)	(1,112,604)	(1,615,133)

OTHER (EXPENSE) INCOME
Interest income	51,725	9,245	101,151	11,441
Interest expense	(72,331)	(56,910)	(131,068)	(115,688)
Other (expense) income, net	(1,534)	(18,864)	(36,405)	(19,058)

Total other (expense) income, net	(22,140)	(66,529)	(66,322)	(123,305)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(483,725)	(793,261)	(1,178,926)	(1,738,438)
INCOME TAX (BENEFIT) PROVISION	15,828	48,812	(26,263)	55,114

NET LOSS	$(499,553)	$(842,073)	$(1,152,663)	$(1,793,552)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.05)	$(0.10)	$(0.13)	$(0.20)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,390,154	8,794,704	9,151,265	8,767,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
NET LOSS	$(499,553)	$(842,073)	$(1,152,663)	$(1,793,552)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(6,716)	32,404	(28,936)	69,652

Other comprehensive (loss) income:	(6,716)	32,404	(28,936)	69,652

COMPREHENSIVE LOSS	$(506,269)	$(809,669)	$(1,181,599)	$(1,723,900)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,000,899	$6,921,160
Accounts receivable, net of allowance for credit losses of $78,334 and $81,359, respectively	10,560,802	8,219,793
Unbilled accounts receivable	25,784,217	16,618,639
Other current assets	1,527,940	1,083,671

Total current assets	41,873,858	32,843,263

NONCURRENT ASSETS
Property and equipment, net	617,203	780,800
Lease right of use asset	3,707,771	4,045,222
Intangible assets, net	6,098,664	7,336,348
Goodwill	5,811,578	5,811,578
Other long-term assets	489,700	483,288

Total assets	$58,598,774	$51,300,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,033,887	$12,633,658
Accrued expenses	22,594,181	16,175,702
Current portion of deferred revenue	2,269,718	2,009,343
Current portion of lease liabilities	600,819	638,258

Total current liabilities	39,498,605	31,456,961

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,874,080	4,114,516
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	1,059,922	1,027,770
Deferred tax liabilities, net	138,077	16,923

Total liabilities	44,577,584	36,623,070

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,485,508 and 8,893,220 shares issued and outstanding, respectively	9,487	8,894
Additional paid-in capital	102,676,148	102,151,381
Accumulated other comprehensive loss	(363,835)	(334,899)
Accumulated deficit	(88,300,610)	(87,147,947)

Total stockholders’ equity	14,021,190	14,677,429

Total liabilities and stockholders’ equity	$58,598,774	$51,300,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,152,663)	$(1,793,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	117,700	-
Depreciation expense	516,833	532,557
Provision for credit losses	13,725	34,037
Amortization of intangibles	1,223,491	1,007,555
Share-based compensation expense	783,741	235,570
Loss on disposal of fixed assets	-	3,211
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(11,774,202)	(2,158,825)
Inventories	82,917	(85,066)
Other current assets	(511,277)	(54,040)
Other assets	(6,412)	27,161
Accounts payable and accrued expenses	7,856,266	2,197,714
Income tax payable	(90,629)	25,535
Deferred revenue and other liabilities	303,130	1,049,118

Net cash (used in) provided by operating activities	(2,637,380)	1,020,975

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(18,001)	(103,014)
Capitalized hardware and software development costs	-	(614,914)
Proceeds from beneficial interest in sold receivables	259,125	143,116

Net cash provided by (used in) investing activities	241,124	(574,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	4,600,000	6,493,284
Repayments of bank line of credit advances	(4,600,000)	(6,493,284)
Principal repayments under finance lease obligations	(278,574)	(255,436)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(258,381)	(3,628)

Net cash used in financing activities	(536,955)	(259,064)

Net effect of exchange rate on cash	12,950	57,150

NET (DECREASE) INCREASE IN CASH	(2,920,261)	244,249

CASH, beginning of period	6,921,160	7,530,864

CASH, end of period	$4,000,899	$7,775,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$117,521	$115,019

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$-	$77,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

Issuance of common stock — restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense — restricted	-	-	140,116	-	-	140,116

Foreign currency translation — gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(84,052,953)	$16,973,460

Issuance of common stock — restricted	153,903	154	(154)	-	-	-

Stock compensation expense — restricted	-	-	95,454	-	-	95,454

Foreign currency translation — gain	-	-	-	32,404	-	32,404

Net Loss	-	-	-	-	(842,073)	(842,073)

Balance, June 30, 2023	8,893,220	$8,894	$101,425,959	$(280,582)	$(84,895,026)	$16,259,245

	Common Stock		Additional Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	102,151,381	(334,899)	(87,147,947)	14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

Issuance of common stock — restricted	173,747	174	(39,772)	-	-	(39,598)

Stock compensation expense — restricted	-	-	337,568	-	-	337,568

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(6,716)	-	(6,716)

Net loss	-	-	-	-	(499,553)	(499,553)

Balance, June 30, 2024	9,485,508	$9,487	$102,676,148	$(363,835)	$(88,300,610)	$14,021,190

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2024 and for each of the three and six month periods ended June 30, 2024 and 2023, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six month periods ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

Recently Issued Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity's reportable segments and expenses. The standard requires disclosure of the chief operating decision maker's (the "CODM") title and position as well as multiple measures of segment profit and loss reviewed by the CODM. Companies with multiple reportable segments as well as companies with a single reportable segment are required to adopt the standard and it should be applied retrospectively to all periods presented. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. As Company operates as a single reportable segment, the Company is currently evaluating the impacts this standard will have on it, if any.

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

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$8,018,537	$6,402,922
Commercial (2)	2,620,599	1,898,230
Gross accounts receivable	10,639,136	8,301,152
Less: allowances for credit
losses (3)	78,334	81,359

Accounts receivable, net	$10,560,802	$8,219,793

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

(3) For the six month period ended June 30, 2024, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	75%	77%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2024	2023	2024	2023
	(Unaudited)
U.S. Federal Government (1)	83%	81%	82.5%	80.5%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At June 30, 2024, the Company had deposits in excess of FDIC limits of approximately $2.6 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At June 30, 2024, the Company had foreign bank deposits in excess of insured limits of approximately €93,650.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	98%	97%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Inventories	$283,026	$366,126
Prepaid expenses and other assets	1,244,914	717,545

Total other current assets	$1,527,940	$1,083,671

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Carrier service costs	$19,138,010	$12,959,350
Salaries and payroll taxes	2,159,980	1,681,160
Inventory purchases, consultants and other costs	1,296,191	1,463,102
Other	-	72,090

	$22,594,181	$16,175,702

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Computer hardware and software	$2,980,772	$3,355,488
Furniture and fixtures	461,318	503,913
Leasehold improvements	161,085	330,040
Automobiles	128,586	128,994
Gross property and equipment	3,731,761	4,318,435
Less: accumulated depreciation and amortization	3,114,558	3,537,635

Property and equipment, net	$617,203	$780,800

During the three and six month periods ended June 30, 2024 property and equipment depreciation expense was approximately $87,600 and $178,700, respectively. During the three and six month periods ended June 30, 2023, property and equipment depreciation expense was approximately $78,600 and 195,000, respectively.

During the three month periods ended June 30, 2024, the Company disposed of fully depreciated property and equipment with a historical cost and accumulated depreciation of approximately $571,600. There were no material disposals of owned property and equipment during the three month period ended June 30, 2023.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three  and six month periods ended June 30, 2024 and 2023.

7.     Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of June 30, 2024 and December 31, 2023. There were no changes in the carrying amount of goodwill during the six month period ended June 30, 2024.

Intangible assets consists of the following:

	JUNE 30, 2024
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(657,800)	$1,734,200
Channel Relationships	2,628,080	(1,781,254)	846,826
Internally Developed Software	7,864,850	(5,290,141)	2,574,709
Trade Name and Trademarks	1,330,472	(387,543)	942,929

	$14,215,402	$(8,116,738)	$6,098,664

	DECEMBER 31, 2023
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(538,200)	$1,853,800
Channel Relationships	2,628,080	(1,693,652)	934,428
Internally Developed Software	7,892,045	(4,331,203)	3,560,842
Trade Name and Trademarks	1,330,472	(343,194)	987,278

	$14,242,597	$(6,906,249)	$7,336,348

The Company did not capitalize any internally developed software costs for the three and six month periods ended June 30, 2024.

For the three and six month period ended June 30, 2023, the Company capitalized $239,500 and $692,800, respectively, of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $280,220 was transferred from capital work in progress to internally developed software during the six month period. Capital work in progress is included in other long-term assets in the consolidated balance sheet

There were no disposals of intangible assets during the three and six month period ended June 30, 2024 and 2023.

The aggregate amortization expense recorded for the three and six month periods ended June 30, 2024 was approximately $650,400 and $1,223,500, respectively. The aggregate amortization expense recorded for the three and six month periods ended June 30, 2023 was approximately $506,500 and $1,007,600, respectively.

As of June 30, 2024, estimated annual amortization for our intangible assets is approximately:

Remainder of 2024	$1,138,418
2025	1,661,850
2026	922,517
2027	612,794
2028	503,106
Thereafter	1,259,979
Total	$6,098,664

8. Credit Agreements

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

During the six month period ended June 30, 2024, the Company sold a total of $2.9 million of receivables for $2.8 million in proceeds net of fees. The Purchase Agreement expired in April of 2024.

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank.  The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”).

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding.  Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%.  Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2025.  The Credit Facility includes customary covenants and events of default, including the following items that are measured annually commencing December 31, 2024: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of June 30, 2024.

9. Income Taxes

The Company’s effective tax rate was (3.3)% and 2.2% for the three and six month periods ended June 30, 2024. The Company’s effective tax rate was (6.2)% and (3.2)% for the three and six month periods ended June 30, 2023. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax (benefit) provision by the loss before income tax (benefit) provision.

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2024, there were 9,485,508 shares issued and outstanding.

During the three month period ended June 30, 2024, there were 189,155 shares of common stock vested in accordance with the vesting terms of restricted stock awards (RSAs). Three employees received less than the shares vested because they elected to have a total of 15,408 shares withheld in satisfaction of the employees corresponding tax liability of approximately $39,800. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the six month period ended June 30, 2024, there were 692,468 shares of common stock vested in accordance with the vesting terms of RSAs. Nine employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

There were no stock option exercises during the three and six month periods ended June 30, 2024 and 2023.

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

11. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
Restricted share-based compensation expense	$337,568	$95,454	$726,961	$235,570
Non-qualified option share-based compensation expense	28,390	-	56,780	-

Total share-based compensation before taxes	$365,958	$95,454	$783,741	$235,570

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. During the six month period ended June 30, 2024, the Company granted 250,000 of RSAs. There were no restricted stock share awards granted during the six month periods ended June 30, 2023.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option awards granted during the three and six month periods ended June 30, 2024 and 2023.

At June 30, 2024, the Company had approximately $0.5 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.4 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The LTIP has two components of equity-based compensation.  The first is 250,000 Restricted Stock Awards (RSAs) that were granted to members of management on April 2, 2024 and vested 33% on the date of grant with the remainder to vest on January 1, 2025 and 2026, subject to continued service. The estimated fair value of these RSAs of $640,500 will be recorded over the service period. The second is 250,000 Performance- based Restricted Stock Units (PSRUs) that would vest upon meeting certain revenue or adjusted EBITDA performance targets through December 31, 2025, subject to continued service. The estimated fair value of these PRSUs of $640,500 will be recorded if and when the Company concludes that it is probable that either performance condition will be achieved.

12. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(499,553)	$(842,073)	$(1,152,663)	$(1,793,552)
Weighted average number of common shares	9,390,154	8,794,704	9,151,265	8,767,163
Basic and Diluted Loss Per Share	$(0.05)	$(0.10)	$(0.13)	$(0.20)

For the three month period ended June 30, 2024, the Company had unexercised stock options of 288,570, RSAs of   173,524 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended June 30, 2023, the Company had unexercised stock options of 28,675, RSAs of 7,124 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

For the six month period ended June 30, 2024, the Company had unexercised stock options of 288,570, RSAs of   173,524 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the six month period ended June 30, 2023, the Company had unexercised stock options of 31,744, RSAs of 30,402 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

13. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
Carrier Services	$20,403,280	$14,241,055	$39,785,951	$27,838,756
Managed Services	15,637,491	12,521,802	30,462,099	24,197,782

	$36,040,771	$26,762,857	$70,248,050	$52,036,538

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
U.S. Federal Government	$29,884,981	$21,644,125	$57,952,553	$41,874,701
U.S. State and Local Governments	112,707	113,691	209,386	204,714
Foreign Governments	21,663	23,021	32,055	39,578
Commercial Enterprises	6,021,420	4,982,020	12,054,056	9,917,545

	$36,040,771	$26,762,857	$70,248,050	$52,036,538

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023
	(Unaudited)
United States	$34,987,680	$25,686,543	$68,237,926	$49,895,953
Europe	1,053,091	1,076,314	2,010,124	2,140,585

	$36,040,771	$26,762,857	$70,248,050	$52,036,538

During the three months ended June 30, 2024 and 2023, the Company recognized approximately $527,900 and $534,200, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

During the six months ended June 30, 2024 and 2023, the Company recognized approximately $1,436,800 and $1,243,600, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

14. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is not involved in any material legal proceedings.

15. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	The impact of supply chain issues;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain and recruit key personnel;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	Our ability to mitigate the impacts of inflation; and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

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

In fiscal 2024, we continue to focus on the following key goals:

•	Capturing new sales opportunities,
•	Providing unmatched levels of service to our current customer base,
•	Attaining FedRAMP Authorized certification,
•	Growing our recurring high margin managed services revenues,
•	Adding incremental capabilities to our Technology Management solution set or develop and/or acquire new high margin business lines,
•	Leveraging our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expanding our customer base organically,
•	Continuing to leverage the R2v3 Certification to further our ESG commitment,
•	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners,
•	Expanding our solution offerings into the commercial space, and
•	Exploring integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

•	Establishing a market leadership position in the trusted mobility management (TM2) sector,
•	Pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
•	Delivering new incremental offerings to add to our existing TM2 offering,
•	Developing and testing innovative new offerings that enhance our TM2 offering, and
•	Transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues.  Revenues for the three month period ended June 30, 2024 were approximately $36.0 million, an increase of approximately $9.3 million (or 35%), compared to approximately $26.8 million in the same period in 2023.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2024	2023	Change

Carrier Services	$20,403,278	$14,241,060	$6,162,218
Managed Services:
Managed Service Fees	9,180,362	6,918,147	2,262,215
Billable Service Fees	1,237,580	1,855,573	(617,993)
Reselling and Other Services	5,219,551	3,748,077	1,471,474
Total Managed Services:	15,637,493	12,521,797	3,115,696

	$36,040,771	$26,762,857	$9,277,914

Our carrier services revenue was $20.4 million, an increase of approximately $6.2 million, as compared with the same period in 2023. The increase in carrier services revenues over the same period last year is a result of new US government contracts, that were signed in the second half of 2023, which provide for WidePoint to pay for  carrier services on the US government’s behalf, which are reflected in the three-months ended June 30 2024 results.

Our managed service fees were $9.2 million, an increase of approximately $2.3 million, compared with the same period in 2023.

The increase in managed service fees was primarily due to new federal and commercial customers signed in the third and fourth quarter of 2023.

Billable service fees were $1.2 million, a decrease of approximately $618,000 compared with the same period in 2023. The decrease is due to less project work at one of our U.S. Government customers and lower fees in Europe.

Reselling and other services increased by approximately $1.5 million from the same period last year primarily due to increased demand and activity for items we resell to our customers.  Reselling and other services are transactional in nature, and the amount and timing of revenue will vary significantly from quarter to quarter.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three month period ended June 30, 2024 were $31.1 million (or 86% of revenues), which is consistent as a percentage of revenues with $22.8 million (or 85% of revenues) in 2023.  Included in cost of revenues is carrier costs paid on behalf of our DHS customer of approximately $20.4 million and $14.2 million for the three month periods ended June 30, 2024 and 2023, respectively.

Gross Profit.  Gross profit for the three month period ended June 30, 2024 was $4.9 million (or 14% of revenues), as compared to approximately $3.9 million (or 15% of revenues) in 2023.  The slight decline in gross margin as a percentage of revenues in the second quarter of 2024 compared to the same period last year was related to increased amortization expenses as our delivery platforms are placed into service.

Gross profit excluding carrier services for the three month period ended June 30, 2024 was 31% compared to 31% in the same period last year.

Sales and Marketing.  Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three month period ended June 30, 2024 was approximately $0.6 million and remained relatively constant at 2% of revenues, as compared to approximately $0.5 million to 2023.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes.  General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services.  Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three month period ended June 30, 2024 were approximately $4.5 million (or 12% of revenues), as compared to approximately $3.8 million (or 16% of revenues) in 2023. The dollar increase during 2024 primarily relates to an increase in share based compensation expense compared to the same period last year.

Depreciation and Amortization.  Depreciation and amortization expense for the three month period ended June 30, 2024 was $252,100 as compared to $263,700 in 2023.

Other Expense.  Other expense for the three month period ended June 30, 2024 was $22,100 compared to $66,500 in 2023.

Income Taxes.  Income tax provision for the three month period ended June 30, 2024 was $15,800 as compared to $48,800 in 2023.  Income taxes were accrued at an estimated effective tax rate of (3.3)% for the three month period ended June 30, 2024 compared to (6.2)% for the three month period ended June 30, 2023.

Net Loss.  As a result of the cumulative factors described above, net loss for the three month period ended June 30, 2024  decreased by $342,500 to $499,600 compared to net loss of $842,100 for the three month period ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues.  Revenues for the six month period ended June 30, 2024 were approximately $70.4 million, an increase of approximately $18.4 million (or 35%), as compared to approximately $52.1 million in 2023.  Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2024	2023	Change

Carrier Services	$39,785,949	$27,838,760	$11,947,189
Managed Services:
Managed Service Fees	17,861,457	13,770,245	4,091,212
Billable Service Fees	2,427,780	3,105,907	(678,127)
Reselling and Other Services	10,172,864	7,321,626	2,851,238
Total Managed Services:	30,462,101	24,197,778	6,264,323

	$70,248,050	$52,036,538	$18,211,512

Our carrier services revenue was $39.7 million, an increase of approximately $11.9 million, compared with the same period in 2023. The increase in carrier services revenues over the same period last year is a result of new US government contracts, that were signed in the second half of 2023, which provide for WidePoint to pay for  carrier services on the US government’s behalf, which are reflected in the six month period ended June 30 2024 results.

Our managed service fees were $17.8 million for the six-month period ended June 30, 2024 an increase of $4.1 million as a result of increased new awards activity in the second half of 2023. The increase in both carrier services revenues and managed service fees was primarily due to new federal customers signed in the third and fourth quarter of 2023.

Billable service fees were $2.4 million, a decrease of approximately $678,000 from the same period last year. The decrease is due to less project work a one of our U.S. Government customers, and lower fees in Europe.

Reselling and other services increased by $2.8 million from the same period last year primarily due to increased demand and activity for items we resell to our customers. Reselling and other services are transactional in nature, and the amount and timing of revenue will vary significantly from period to period.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes amortization of capitalized software related to delivering our solutions. Cost of revenues for the six month period ended June 30, 2024 were approximately $60.6 million (or 86% of revenues), as compared to approximately $44.3 million (or 85% of revenues) in 2023. The dollar increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner for two large federal contracts.

Gross Profit. Gross profit for the six month period ended June 30, 2024 was approximately $9.5 million (or 14% of revenues), as compared to approximately $7.7 million (or 15% of revenues) in 2023.

The Gross Profit percentage excluding carrier services was 31% for the six-month period ended June 30, 2024  compared to 32% in the same period last year. The lower gross margin percentage excluding carrier services is related to the corresponding costs related to the resale of the new capabilities provided by a third-party partner and increased depreciation and amortization related to capital investments in our delivery platforms reaching completion and beginning to be amortized.  Our gross profit percentage will vary from period to period due to our revenue mix.

Sales and Marketing.  Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the six month period ended June 30, 2024 remained constant at approximately $1.2 million (or 2% of revenues), as compared to approximately $1.1 million (or 2% of revenues) in 2023.

General and Administrative.  General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes.  General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services.  Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the six month period ended June 30, 2024 were approximately $8.9 million (or 13% of revenues), as compared to approximately $7.8 million (or 15% of revenues) in 2023.  The dollar increase during 2024 primarily relates to an increase in share based compensation expense compared to the same period last year.

Depreciation and Amortization.  Depreciation and amortization expense for the six month period ended June 30, 2024 was $508,600 compared to $529,500 in 2023.

Other Income (Expense).  Other income (expense) for the six month period ended June 30, 2024 was an expense of $(66,300) compared to expense of $(123,300) in 2023.

Income Taxes.  Income tax benefit for the six month period ended June 30, 2024 was $26,300 compared to  income tax provision of $55,100 in 2023.  Income taxes were accrued at an estimated effective tax rate of 2.2% for the six month period ended June 30, 2024 compared to (3.2)% for the six month period ended June 30, 2023.

Net Loss.  As a result of the cumulative factors described above, net loss for the six month period ended June 30, 2024 improved to $1.1 million compared to net loss of $1.8 million in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At June 30, 2024, our net working capital was approximately $2.4 million compared to $1.4 million at December 31, 2023.  The increase in net working capital was primarily driven by a decrease in investments in computer hardware and software purchases and capitalized internally developed software costs during the six month period of 2024 compared to the prior period. We believe that our existing cash on hand, our anticipated cash flows from operations, funds available under the Old Dominion Credit Facility, through its maturity on February 28, 2025, and our access to alternative financing sources will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months.  The Company is currently in compliance with its covenants that do not become effective until December 31, 2024.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash used in operations was approximately $2.4 million driven by delayed billing and collections of accounts receivables with predominately four (4) U.S. government customers and is partially offset by temporary payable timing differences.   The delays on billing and collections relate to administrative contract actions that the Company expects to resolve in the next three to six months. In the same period in 2023, $1 million net cash was provided by operations.

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

For the six months ended June 30, 2024, cash provided by investing activities was approximately $0.2 million and consisted of receipt of deferred portion of proceeds from factoring arrangement offset by purchases of property and equipment.

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

For the six months ended June 30, 2024, cash used in financing activities was approximately $0.5 million and reflects line of credit advances and payments of $4.6 million, finance lease principal repayments of approximately $278,600, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $258,400.

For the six months ended June 30, 2023, cash used in financing activities was approximately $0.3 million and reflects line of credit advances and payments of approximately $6.4 million, finance lease principal repayments of approximately $255,400, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2024 and 2023, minor fluctuations in the Euro and U.S. dollar exchange rate increased the translated value of our foreign cash balances by approximately $13,000 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Dollar Value of Shares Purchased as as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may be Purchased Under Approved Plans or Programs

March 2024	84,772	$2.58	-	$-

June 2024	15,048	$2.82

Total	99,820	$2.65	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended June 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement with Jin Kang (incorporated by reference from exhibit 10.1 to Form 8-K filed on May 20, 2024).

10.2	Employment Agreement with Todd Dzyak (incorporated by reference from exhibit 10.2 to Form 8-K filed on May 20, 2024).

10.3	Employment Agreement with Robert George (incorporated by reference from exhibit 10.3 to Form 8-K filed on May 20, 2024).

10.4	Employment Agreement with Jason Holloway (incorporated by reference from exhibit 10.4 to Form 8-K filed on May 20, 2024).

10.5	Employment Agreement with Ian Sparling (incorporated by reference from exhibit 10.5 to Form 8-K filed on May 20, 2024).

10.6	Contract Modification dated June 20, 2024 from the Department of Homeland Security (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 14, 2024	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 14, 2024	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

