Form 10-Q
period 2024-09-30
WIDEPOINT CORP
filed 2024-11-13
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2024, there were 9,801,668 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
REVENUES	$34,620,433	$25,733,657	$104,868,483	$77,770,195
COST OF REVENUES (including amortization and depreciation of $562,389, $528,298, $1,793,416, and $1,538,883, respectively)	29,928,067	21,838,836	90,617,004	66,155,797

GROSS PROFIT	4,692,366	3,894,821	14,251,479	11,614,398

OPERATING EXPENSES
Sales and marketing	530,391	490,037	1,702,210	1,553,887
General and administrative expenses (including share-based compensation of $202,584, $299,847, $986,325 and $535,417, respectively)	4,352,980	3,977,709	13,344,232	11,719,042
Depreciation and amortization	259,980	259,804	768,626	789,331

Total operating expenses	5,143,351	4,727,550	15,815,068	14,062,260

LOSS FROM OPERATIONS	(450,985)	(832,729)	(1,563,589)	(2,447,862)

OTHER (EXPENSE) INCOME
Interest income	59,882	27,681	161,033	39,122
Interest expense	(52,911)	(69,095)	(183,979)	(184,783)
Other (expense) income, net	99	(33,663)	(36,306)	(52,721)

Total other (expense) income, net	7,070	(75,077)	(59,252)	(198,382)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(443,915)	(907,806)	(1,622,841)	(2,646,244)
INCOME TAX (BENEFIT) PROVISION	(18,705)	13,308	(44,968)	68,422

NET LOSS	$(425,210)	$(921,114)	$(1,577,873)	$(2,714,666)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.04)	$(0.10)	$(0.17)	$(0.31)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,485,508	8,893,220	9,263,492	8,809,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
NET LOSS	$(425,210)	$(921,114)	$(1,577,873)	$(2,714,666)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	49,549	(77,162)	20,613	(7,510)

Other comprehensive (loss) income	49,549	(77,162)	20,613	(7,510)

COMPREHENSIVE LOSS	$(375,661)	$(998,276)	$(1,557,260)	$(2,722,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,636,057	$6,921,160
Accounts receivable, net of allowance for credit losses of $48,889 and $81,359, respectively	8,498,243	8,219,793
Unbilled accounts receivable	24,784,036	16,618,639
Other current assets	2,020,459	1,083,671

Total current assets	40,938,795	32,843,263

NONCURRENT ASSETS
Property and equipment, net	588,753	780,800
Lease right of use asset	3,536,001	4,045,222
Intangible assets, net	5,554,997	7,336,348
Goodwill	5,811,578	5,811,578
Other long-term assets	489,700	483,288

Total assets	$56,919,824	$51,300,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,990,672	$12,633,658
Accrued expenses	25,063,136	16,175,702
Current portion of deferred revenue	2,655,617	2,009,343
Current portion of lease liabilities	593,280	638,258

Total current liabilities	38,302,705	31,456,961

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,699,456	4,114,516
Contingent consideration	6,900	6,900
Deferred revenue, net of current portion	944,056	1,027,770
Deferred tax liabilities, net	118,595	16,923

Total liabilities	43,071,712	36,623,070

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,485,508 and 8,893,220 shares issued and outstanding, respectively	9,487	8,894
Additional paid-in capital	102,878,731	102,151,381
Accumulated other comprehensive loss	(314,286)	(334,899)
Accumulated deficit	(88,725,820)	(87,147,947)

Total stockholders’ equity	13,848,112	14,677,429

Total liabilities and stockholders’ equity	$56,919,824	$51,300,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,577,873)	$(2,714,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	103,000	-
Depreciation expense	779,972	794,344
Provision for credit losses	21,584	39,979
Amortization of intangibles	1,782,070	1,533,870
Share-based compensation expense	986,325	535,417
Loss on disposal of fixed assets	-	3,211
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(8,627,232)	1,208,899
Inventories	(71,644)	(271,869)
Other current assets	(864,123)	(198,992)
Other assets	(6,412)	27,161
Accounts payable and accrued expenses	6,237,759	(504,739)
Income tax payable	(68,342)	29,780
Deferred revenue and other liabilities	551,938	1,352,781

Net cash (used in) provided by operating activities	(752,978)	1,835,176

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(80,702)	(166,210)
Capitalized hardware and software development costs	-	(810,219)
Proceeds from beneficial interest in sold receivables	259,125	469,104

Net cash provided by (used in) investing activities	178,423	(507,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	4,600,000	6,493,284
Repayments of bank line of credit advances	(4,600,000)	(6,493,284)
Principal repayments under finance lease obligations	(456,825)	(420,139)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(258,382)	(3,628)

Net cash used in financing activities	(715,207)	(423,767)

Net effect of exchange rate on cash	4,659	23,100

NET (DECREASE) INCREASE IN CASH	(1,285,103)	927,184

CASH, beginning of period	6,921,160	7,530,864

CASH, end of period	$5,636,057	$8,458,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2024	2023
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$163,400	$168,083

NONCASH INVESTING AND FINANCING ACTIVITIES
Capitalized hardware and software development costs in accounts payable	$-	$22,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2023	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

Issuance of common stock — restricted	13,841	14	(3,642)	-	-	(3,628)

Stock compensation expense — restricted	-	-	140,116	-	-	140,116

Foreign currency translation — gain	-	-	-	37,248	-	37,248

Net loss	-	-	-	-	(951,479)	(951,479)

Balance, March 31, 2023	8,739,317	$8,740	$101,330,659	$(312,986)	$(84,052,953)	$16,973,460

Issuance of common stock — restricted	153,903	154	(154)	-	-	-

Stock compensation expense — restricted	-	-	95,454	-	-	95,454

Foreign currency translation — gain	-	-	-	32,404	-	32,404

Net Loss					(842,073)	(842,073)

Balance, June 30, 2023	8,893,220	$8,894	$101,425,959	$(280,582)	$(84,895,026)	$16,259,245

Stock compensation expense — restricted	-	-	276,570	-	-	276,570

Stock compensation expense — non-qualified stock options	-	-	23,277	-	-	23,277

Foreign currency translation — (loss)	-	-	-	(77,162)	-	(77,162)

Net loss	-	-	-	-	(921,114)	(921,114)

Balance, September 30, 2023	8,893,220	$8,894	$101,725,806	$(357,744)	$(85,816,140)	$15,560,816

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	102,151,381	(334,899)	(87,147,947)	14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

Issuance of common stock — restricted	173,747	174	(39,773)	-	-	(39,599)

Stock compensation expense — restricted	-	-	337,568	-	-	337,568

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(6,716)	-	(6,716)

Net loss	-	-	-	-	(499,553)	(499,553)

Balance, June 30, 2024	9,485,508	$9,487	$102,676,147	$(363,835)	$(88,300,610)	$14,021,189

Stock compensation expense — restricted	-	-	173,881	-	-	173,881

Stock compensation expense — non-qualified stock options	-	-	28,703	-	-	28,703

Foreign currency translation — gain	-	-	-	49,549	-	49,549

Net loss	-	-	-	-	(425,210)	(425,210)

Balance, September 30, 2024	9,485,508	$9,487	$102,878,731	$(314,286)	$(88,725,820)	$13,848,112

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

A significant portion of the Company’s expenses, such as personnel and facilities costs, are fixed in the short term and may not be easily modified to manage through changes in the Company’s marketplace that may create pressure on pricing and/or costs to deliver its services.

The Company has periodic capital expense requirements to maintain and upgrade its internal technology infrastructure tied to its hosted solutions and other such costs may be significant when incurred in any given quarter.

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2024 and for each of the three and nine month periods ended September 30, 2024 and 2023, included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2024 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 26, 2024.

Recently Issued Accounting Standards

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments and expenses. The standard requires disclosure of the chief operating decision maker’s (the “CODM”) title and position as well as multiple measures of segment profit and loss reviewed by the CODM. Companies with multiple reportable segments as well as companies with a single reportable segment are required to adopt the standard and it should be applied retrospectively to all periods presented. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. As Company operates as a single reportable segment, the Company is currently evaluating the impacts this standard will have on it, if any.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$5,414,668	$6,402,922
Commercial (2)	3,132,464	1,898,230
Gross accounts receivable	8,547,132	8,301,152
Less: allowances for credit losses (3)	48,889	81,359

Accounts receivable, net	$8,498,243	$8,219,793

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

(3)

For the nine month period ended September 30, 2024, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	63%	77%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2024	2023	2024	2023
	(Unaudited)
U.S. Federal Government (1)	81%	79%	82%	80%

(1)

Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access to the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At September 30, 2024, the Company had deposits in excess of FDIC limits of approximately $4.7 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At September 30, 2024, the Company had foreign bank deposits in excess of insured limits of approximately €239,600.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	98%	97%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Inventories	$437,913	$366,126
Prepaid expenses and other assets	1,582,546	717,545

Total other current assets	$2,020,459	$1,083,671

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Carrier service costs	$21,313,310	$12,959,350
Salaries and payroll taxes	2,274,120	1,681,160
Inventory purchases, consultants and other costs	1,472,697	1,463,102
Other	3,010	72,090

	$25,063,137	$16,175,702

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(Unaudited)
Computer hardware and software	$3,064,664	$3,355,488
Furniture and fixtures	464,970	503,913
Leasehold improvements	165,661	330,040
Automobiles	135,694	128,994
Gross property and equipment	3,830,989	4,318,435
Less: accumulated depreciation and amortization	3,242,236	3,537,635

Property and equipment, net	$588,753	$780,800

During the three and nine month periods ended September 30, 2024 property and equipment depreciation expense was approximately $100,900 and $268,300, respectively. During the three and nine month periods ended September 30, 2023, property and equipment depreciation expense was approximately $91,900 and $281,900, respectively.

There were no material disposals during the three month period ended September 30, 2024. During the nine month period ended September 30, 2024, the Company disposed of fully depreciated property and equipment with a historical cost and accumulated depreciation of approximately $571,600. There were no material disposals of owned property and equipment during the three month and nine month periods ended September 30. 2023.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three  and nine month periods ended September 30, 2024 and 2023.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of September 30, 2024 and December 31, 2023. There were no changes in the carrying amount of goodwill during the nine month period ended September 30, 2024.

Intangible assets consists of the following:

	SEPTEMBER 30, 2024
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(717,600)	$1,674,400
Channel Relationships	2,628,080	(1,825,055)	803,025
Internally Developed Software	7,902,508	(5,745,690)	2,156,818
Trade Name and Trademarks	1,330,472	(409,718)	920,754

	$14,253,060	$(8,698,063)	$5,554,997

	DECEMBER 31, 2023
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(538,200)	$1,853,800
Channel Relationships	2,628,080	(1,693,652)	934,428
Internally Developed Software	7,892,045	(4,331,203)	3,560,842
Trade Name and Trademarks	1,330,472	(343,194)	987,278

	$14,242,597	$(6,906,249)	$7,336,348

The Company did not capitalize any internally developed software costs for the three and nine month periods ended September 30, 2024.

For the three and nine month periods ended September 30, 2023, the Company capitalized $139,600 and $832,400, respectively, of internally developed software costs, primarily associated with upgrading its ITMS™ (Intelligent Technology Management System), secure identity management technology and secure network operations center of which $509,700 was transferred from capital work in progress to internally developed software during the nine month period. Capital work in progress is included in other long-term assets in the condensed consolidated balance sheet.

There were no disposals of intangible assets during the three and nine month period ended September 30, 2024 and 2023.

The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2024 was approximately $558,600 and $1,782,100, respectively. The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2023 was approximately $526,300 and $1,533,900, respectively.

As of September 30, 2024, estimated annual amortization for our intangible assets is approximately:

Remainder of 2024	$620,100
2025	1,636,500
2026	922,517
2027	612,794
2028	503,106
Thereafter	1,259,980
Total	$5,554,997

8. Credit Agreements

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”).

During the nine month period ended September 30, 2024, the Company sold a total of $2.9 million of receivables for $2.8 million in proceeds net of fees. The Purchase Agreement expired in April of 2024.

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”).

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2025. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually commencing December 31, 2024: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of September 30, 2024.

9. Income Taxes

The Company’s effective tax rate was 4.2% and 2.8% for the three and nine month periods ended September 30, 2024,respectively. The Company’s effective tax rate was (1.5)% and (2.6)% for the three and nine month periods ended September 30, 2023, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax (benefit) provision by the loss before income tax (benefit) provision.

10. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2024, there were 9,485,508 shares issued and outstanding.

No shares of common stock were issued under the vesting terms of the RSAs during the three month period ended September 30, 2024. During the nine month period ended September 30, 2024, there were 692,468 shares of common stock that vested in accordance with the vesting terms of RSAs. Certain employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

No shares of common stock were issued under the vesting terms of the RSAs during the three month period ended September 30, 2023. During the nine month period ended September 30, 2023, there were 169,737 shares of common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the nine month periods ended September 30, 2024 and 2023.

Contingent Warrants

Liability-classified warrants consist of warrants to acquire common stock at an exercise price of $5.33 per share as part of the consideration for the acquisition of ITA in 2021, during the earn-out period from 2021 to 2024. Based on its consideration of the ASC 815-40 guidance, the Company accounts for these contingent warrants as a liability. The estimated fair value of outstanding contingent warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as other income (expense).

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

11. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense.  The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
Restricted share-based compensation expense	$173,881	$276,570	$900,842	$512,140
Non-qualified option share-based compensation expense	28,703	23,277	85,483	23,277

Total share-based compensation before taxes	$202,584	$299,847	$986,325	$535,417

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. During the nine month period ended September 30, 2024, the Company granted 399,496 of RSAs. During the nine month period ended September 30, 2023, the Company granted 628,572 RSAs.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option awards granted during the nine month period ended September 30, 2024. There were 288,570 stock option awards granted during the nine month period ended September 30, 2023.

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
Stock options granted	--	288,570	--	288,570
Expected dividend yield	--	0%	--	0%
Expected volatility	--	61.6%-62.2%	--	61.6%-62.2%
Risk-free interest rate	--	4.1%	--	4.1%
Term	--	4 years	--	4 years

At September 30, 2024, the Company had approximately $0.8 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.4 years.

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

12. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(425,210)	$(921,114)	$(1,577,873)	$(2,714,666)
Weighted average number of common shares	9,485,508	8,893,220	9,263,492	8,809,644
Basic and Diluted Loss Per Share	$(0.04)	$(0.10)	$(0.17)	$(0.31)

For the three month period ended September 30, 2024, the Company had unexercised stock options of 288,570, RSAs of 323,020 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended September 30, 2023, the Company had unexercised stock options of 288,570, RSAs of 647,738 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

For the nine month period ended September 30, 2024, the Company had unexercised stock options of 288,570, RSAs of 323,020 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the nine month period ended September 30, 2023, the Company had unexercised stock options of 288,570, RSAs of 647,738 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

13. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
Carrier Services	$22,412,970	$14,648,545	$62,198,921	$42,487,301
Managed Services	12,207,463	11,085,112	42,669,562	35,282,894

	$34,620,433	$25,733,657	$104,868,483	$77,770,195

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
U.S. Federal Government	$28,032,960	$20,285,569	$85,985,513	$62,160,270
U.S. State and Local Governments	82,062	113,814	291,448	318,528
Foreign Governments	18,151	22,364	50,206	61,942
Commercial Enterprises	6,487,260	5,311,910	18,541,316	15,229,455

	$34,620,433	$25,733,657	$104,868,483	$77,770,195

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023
	(Unaudited)
United States	$33,576,512	$24,817,014	$101,814,438	$74,712,967
Europe	1,043,921	916,643	3,054,045	3,057,228

	$34,620,433	$25,733,657	$104,868,483	$77,770,195

During the three months ended September 30, 2024 and 2023, the Company recognized approximately $382,900 and $352,100, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $1.8 million and $1.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

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

In fiscal 2024, we continue to focus on the following key goals:

■	Capturing new sales opportunities,
■	Providing unmatched levels of service to our current customer base,
■	Attaining FedRAMP Authorized certification,
■	Growing our recurring high margin managed services revenues,
■	Adding incremental capabilities to our Technology Management solution set or develop and/or acquire new high margin business lines,
■	Leveraging our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expanding our customer base organically,
■	Continuing to leverage the R2v3 Certification to further our ESG commitment,
■	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners,
■	Expanding our solution offerings into the commercial space, and
■	Exploring integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	Pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	Delivering new incremental offerings to add to our existing TM2 offering,
■	Developing and testing innovative new offerings that enhance our TM2 offering, and
■	Transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues. Revenues for the three month period ended September 30, 2024 were $34.6 million, an increase of $8.9 million (or 35%), compared to $25.7 million in the same period in 2023. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2024	2023	Change

Carrier Services	$22,412,970	$14,648,540	$7,764,430
Managed Services:
Managed Service Fees	8,513,799	8,094,912	418,887
Billable Service Fees	1,673,944	1,560,177	113,767
Reselling and Other Services	2,019,720	1,430,028	589,692
Total Managed Services:	12,207,463	11,085,117	1,122,346

	$34,620,433	$25,733,657	$8,886,776

Our carrier services revenue was $22.4 million, an increase of approximately $7.7 million, as compared with the same period in 2023. The increase in carrier services revenues over the same period last year is a result of the recognition of revenue from new federal government contracts signed at the end of 2023.

Our managed service fees were $8.5 million, an increase of approximately $0.4 million, compared with the same period in 2023.

The increase in managed service fees was primarily due to new federal and commercial customers signed in the fourth quarter of 2023.

Billable service fees were $1.7 million, an increase of $114,000 compared with the same period in 2023.

Reselling and other services were $2 million and increased by $0.6 million from the same period last year primarily due to increased demand and activity for items we resell to our customers. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three month period ended September 30, 2024 were $29.9 million (or 86% of revenues), which is consistent as a percentage of revenues of $21.8 million (or 85% of revenues) in 2023.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $22.4 million and $14.6 million for the three month periods ended September 30, 2024 and 2023, respectively.

Gross Profit. Gross profit for the three month period ended September 30, 2024 increased by $0.8 million to $4.7 million (or 14% of revenues), compared to $3.9 million (or 15% of revenues) in 2023. The slight decline in gross profit as a percentage of revenues in the third quarter of 2024 compared to the same period last year was related to increased Reselling and other services, which have lower gross margins and to a lesser extent increased amortization expenses as our delivery platforms are placed into service.

Gross profit as a percentage of revenue excluding carrier services for the three month period ended September 30, 2024 was 38.4% compared to 35.1% in the same period last year.

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three month period ended September 30, 2024 was $0.5 million and remained relatively constant at 2% of revenues, as compared to $0.5 million to 2023.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three month period ended September 30, 2024 were $4.3 million (or 12% of revenues), as compared to $3.9 million (or 16% of revenues) in 2023. The dollar increase during 2024 primarily relates to general inflationary pressures, which were partially offset by $120,000 less share based compensation expense in the third quarter of 2024 compared to the same period in 2023.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2024 was $260,000 as compared to $259,800 in 2023.

Other Income (Expense). Other income, net for the three month period ended September 30, 2024 was $7,100 compared to other expense, net of $75,100 in 2023. The increase in other income is due to higher interest earned on cash balances and a lower level of borrowing in 2024 compared to the same period last year.

Income Taxes. Income tax benefit for the three month period ended September 30, 2024 was $18,700 as compared to income tax provision of $13,300 in 2023. Income taxes were accrued at an estimated effective tax rate of 4.2% for the three month period ended September 30, 2024 compared to (1.5)% for the three month period ended September 30, 2023.

Net Loss. As a result of the cumulative factors described above, net loss for the three month period ended September 30, 2024 decreased by $495,900 to $425,200 compared to net loss of $921,100 for the three month period ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues. Revenues for the nine month period ended September 30, 2024 were $104.9 million, an increase of $27.1 million (or 35%), as compared to approximately $77.7 million in 2023. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2024	2023	Change

Carrier Services	$62,198,919	$42,487,299	$19,711,620
Managed Services:
Managed Service Fees	26,375,256	21,865,158	4,510,098
Billable Service Fees	4,101,724	4,666,084	(564,360)
Reselling and Other Services	12,192,584	8,751,654	3,440,930
Total Managed Services:	42,669,564	35,282,896	7,386,668

	$104,868,483	$77,770,195	$27,098,288

Our carrier services revenue was $62.2 million, an increase of $19.7 million, compared with the same period in 2023. The increase in carrier services revenues over the same period last year is a result of the recognition of revenue from new federal government contracts signed at the end of 2023.

Our managed service fees were $26.4 million for the nine-month period ended September 30, 2024 an increase of $4.5 million, compared with the same period in 2023, primarily due to new federal customers signed in the fourth quarter of 2023.

Billable service fees were $4.1 million, a decrease of $564,400 from the same period last year. The decrease is primarily due to less project work a one of our federal government customers, and lower fees in Europe.

Reselling and other services increased by $3.4 million from the same period last year primarily due to increased demand and activity for items we resell to our customers. Reselling and other services are transactional in nature, and the amount and timing of revenue will vary significantly from period to period.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes amortization of capitalized software related to delivering our solutions. Cost of revenues for the nine month period ended September 30, 2024 were $90.6 million (or 86% of revenues), as compared to $66.2 million (or 85% of revenues) in 2023. The dollar increase in cost of revenues was a result of the corresponding costs related to the resale of the new capabilities provided by a third-party partner for two large federal contracts and labor associated with the new contracts awarded in the fourth quarter of 2023.

Gross Profit. Gross profit for the nine month periods ended September 30, 2024 was approximately $14.3 million (or 14% of revenues), as compared to approximately $11.6 million (or 15% of revenues) in 2023.

The Gross Profit percentage excluding carrier services was 33% for the nine-month periods ended September 30, 2024 and 2023. Our gross profit percentage will vary from period to period due to our revenue mix.

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the nine month period ended September 30, 2024 remained constant at $1.7 million (or 2% of revenues), compared to $1.5 million (or 2% of revenues) in 2023.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the nine month period ended September 30, 2024 were $13.3 million (or 13% of revenues), as compared to $11.7 million (or 15% of revenues) in 2023. The dollar increase during 2024 primarily relates to an increased compensation expense compared to the same period last year. We expect General and administrative expenses to increase as our business grows, but to remain constant or lower as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization expense for the nine month period ended September 30, 2024 was $768,600 compared to $789,300 in 2023.

Other Income (Expense). Other income (expense) for the nine month period ended September 30, 2024 was an expense of $(59,200) compared to expense of $(198,400) in 2023. The difference relates to lower interest income from cash accounts in 2023 compared to 2024.

Income Taxes. Income tax benefit for the nine month period ended September 30, 2024 was $45,000 compared to income tax provision of $68,400 in 2023. Income taxes were accrued at an estimated effective tax rate of 2.8% for the nine month period ended September 30, 2024 compared to (2.6)% for the nine month period ended September 30, 2023.

Net Loss. As a result of the cumulative factors described above, net loss for the nine month period ended September 30, 2024 improved by $1.1 million to $1.6 million compared to a net loss of $2.7 million in the same period last year.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At September 30, 2024, our net working capital was approximately $2.6 million compared to $1.4 million at December 31, 2023. The increase in net working capital was primarily driven by a decrease in investments in computer hardware and software purchases and capitalized internally developed software costs during the first nine months of 2024 compared to the prior period. We believe that our existing cash on hand, our anticipated cash flows from operations, funds available under the Old Dominion Credit Facility, through its maturity on February 28, 2025, and our access to alternative financing sources will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. The Company is currently in compliance with its covenants although the covenants do not become effective until December 31, 2024.

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operations was approximately $0.8 million driven by delayed billing and collections of accounts receivables with predominately four (4) federal government customers and is partially offset by temporary payable timing differences. The delays on billing and collections relate to administrative contract actions that the Company expects to resolve in the next three to six months. In the same period in 2023, $1.8 million net cash was provided by operations.

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

Cash Flows from Investing Activities

Cash used in investing activities provides an indication of our long term infrastructure investments. We maintain our own technology infrastructure and may need to make additional purchases of computer hardware, software and other fixed infrastructure assets to ensure our Information Technology environment is properly maintained and can support our customer obligations. We typically fund purchases of long term infrastructure assets with available cash or capital lease financing agreements.

For the nine months ended September 30, 2024, cash provided by investing activities was approximately $0.2 million and consisted of receipt of deferred portion of proceeds from factoring arrangement offset by purchases of property and equipment.

For the nine months ended September 30, 2023, cash used in investing activities was approximately $0.5 million and consisted of computer hardware and software purchases and capitalized internally developed software costs, primarily associated with upgrading our ITMS™ platform, secure identity management technology and network operations center.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and stock option exercises.

For the nine months ended September 30, 2024, cash used in financing activities was approximately $0.7 million and reflects line of credit advances and payments of $4.6 million, finance lease principal repayments of approximately $456,800, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $258,400.

For the nine months ended September 30, 2023, cash used in financing activities was approximately $0.4 million and reflects line of credit advances and payments of approximately $6.4 million, finance lease principal repayments of approximately $420,100, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $3,600.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2024 and 2023, minor fluctuations in the Euro and U.S. dollar exchange rate increased the translated value of our foreign cash balances by approximately $4,700 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value of Shares	Maximum Dollar Value of Shares
	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as as Part of Publicly Announced Plans or Programs	that may be Purchased Under Approved Plans or Programs

March 2024	84,772	$2.58	-	$-

June 2024	15,048	$2.82

Total	99,820	$2.65	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended September 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

WIDEPOINT CORPORATION

Date: November 13, 2024	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 13, 2024	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

