Form 10-K
period 2024-12-31
WIDEPOINT CORP
filed 2025-04-15
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes £ No ☒

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter of $4.49 per share, was approximately $36.6 million.

As of March 31, 2025, there were 9,783,591 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of WidePoint Corporation's proxy statement in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following risk factor summary:

•

We may be unable to retain our Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ), which contract is up for renewal in a competitive process in November 2025 and which represents a significant portion of our revenue.

•	Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

•

We may not be able to respond to rapid technological changes with new software products and services, especially in the area of artificial intelligence, which could harm our sales and profitability and our competitiveness in the market.

•	Inflationary pressures on costs, such as costs for devices, labor and distribution costs may impact our financial condition or results of operations.

•	Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

•	We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

•	We have incurred net losses in the past and may incur net losses in the future.

•	The loss of significant federal customer contracts could also have an adverse impact on our financial results.

•

Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty and the loss of a large customer would have an adverse impact on our financial results.

•	The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

2

•

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to audit us and/or assess fines and/or penalties for non-compliance.

•

Federal government shutdowns, the failure of the Federal government to approve a budget or reduction in government spending in the areas in which we serve would have a negative impact on our cash flows.

•

Federal government’s current efforts to eliminate fraud waste and abuse could pose unknown risks to WidePoint. Risks such as shutting down of whole agencies or departments we serve could negatively impact WidePoint’s ability to maintain and/or grow revenue.

•	Our inability to access our working capital line of credit or otherwise maintain compliance with the required covenants would have an adverse impact on our financial condition.

•	Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.

•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

•

The negative impact of any catastrophic events, including acts of domestic or international terrorism, civil unrest, pandemics, outbreak of war or hostilities, and other regional low-intensity conflicts, adverse climate or weather events or other public health emergencies, as well as our response to any of the aforementioned factors.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Technology Management as a Service (TMaaS) that consists of federally certified communications management, and identity management. We also provide interactive bill presentment and analytics, and Information Technology as a Service solutions. We help our clients achieve their organizational missions for mobility management, information technology management, and cybersecurity objectives in this challenging and complex business environment.

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

Our Managed Services

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

Mobile and Identity Management

As one of two DoD designated External Certificate Authorities, we offer several different federally certified digital certificates and credentials that enable our customers to provide strong multifactor authentication (MFA) solution to conduct business through secure portals owned and managed by the U.S. federal government, access government facilities and secure mobile devices that are used to access corporate networks, databases and other IT assets.  We also offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.  We also offer the same MFA solution to enterprises in the private sectors with the same level of cybersecurity assurance.

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

IT as a Service

We provide comprehensive information technology (IT) as a service offerings (ITaaS), including cybersecurity, cloud services, network operations, and professional services.  We provide a complete outsourcing solution that includes hardware, software, network and associated management for our clients’ IT needs.  Additionally, we provide development operations support, artificial intelligence implementation, and the Microsoft stack of technologies to help our customers to be productive, agile, and efficient in a secure environment.   We provide the above solutions from the cloud that ensures scalability, resiliency, and security. We also provide “migration to the cloud” services that enables our customers to take advantage of cost savings through economies of scale and elimination of redundancy as well as taking advantage of built in scalability and resiliency of the cloud.

Our Carrier Services

We also provide our customers with carrier services, which consists of phone, data and satellite and related mobile services for a connected device or end point.  We procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution.

Sales Cycle

We sell service solutions to government and business enterprises. Our ability to successfully sell our services depends upon the relationships we build and maintain with key decision makers at existing customers and prospective customer organizations.  Our sales cycle is long and is often affected by many factors including but not limited to customer specific proposal and acquisition processes, unique customer service requirements, the customer’s timetable and urgency, changes in key leadership and/or personnel that slows down the proposal or project, an evaluation by different functional groups within the prospective customers organization before a purchase decision is made by the organization, budgetary funding delays, intermittent U.S. federal government shutdowns, reductions in U.S. federal government administrative functions, competitive bidding processes and other policy constraints, as well as additional factors that may lengthen the sales cycle.  Many of these variables are outside our control and we attempt to manage the financial impact on us by building a large pipeline with opportunities that have overlapping sales cycles.

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

Sales Approaches

We approach selling our services under either a direct sales model under which we control the contract and key relationships or we partner with a large systems integrator and other strategic partners to provide our TMaaS solution as part of their overall total solution offering to the end customer.  We have historically grown our business under the direct sales model; however, more recently we have closed a significant portion of our new sales through our partnerships with other systems integrators.  While we believe we can continue to be successful growing our sales through both models, larger scale opportunities tend to require partnerships with large entrenched systems integrators and other strategic partners.

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

Internal Sales Force.  We have a team of sales professionals, account managers and project managers that are responsible for identifying and pursuing commercial and government opportunities for our TMaaS offerings.  We take a team approach for engaging with a potential customer. Our sales teams consists of sales lead, account managers, solution experts and other subject matter experts to assist with execution of product demonstrations, proposal creation and submission, contract negotiation, relationship management, sales closing and final transition of closed deals to the operations team.  Sales commissions, when applicable, are calculated and paid based gross profit of the new business won, as it is earned, multiplied by a fixed commission rate that declines over the base term of the contract.  Generally, there are no commissions paid after the base term expires. We plan to add resources for this effort to help manage our system integrator and strategic partnership efforts as well as increasing the number of qualified leads in our sales pipeline to further spur growth.

Upselling and Cross Selling. After a customer is on boarded, we focus on delivering our service as contracted and then upsell and cross sell our other TMaaS solution offerings.  We may enter into preferred supplier network programs agreements with our customers and offer our TMaaS solutions on similar terms and conditions to their suppliers and customer which in turn could increase our potential sales opportunities.  We also directly ask our customers for referrals into their professional network, customer and supplier groups to drive additional sales opportunities.

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

Customer Concentrations

In 2024 and 2023, 79% and 75% of our revenues were from the Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ). This contract is up for renewal in a competitive process in November 2025. We believe that contracts with federal government agencies in particular, will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial customers through our relationships with systems integrators and strategic partners.  Accordingly, our failure to win a federal contract that is up for renewal or; negative changes in federal government fiscal or spending policies (including continuing budget resolutions and government shutdowns) that impact the spending budgets of our key government customers, including Department of Homeland Security, will directly affect our financial performance.

We expect all of our customers to be motivated to meet their organizational needs for mobile management, IT management, and cybersecurity objectives in this challenging environment.  As a result of delivering our TMaaS service solution we can often save our customers a significant portion of their total spend on mobility and security management which translates into real cash savings.  While most of our customers use their savings to purchase and upgrade their managed services, our customers could potentially negatively impact our billable revenue base that could result in lower profit margins if they decide to retain the savings and not purchase additional higher margin services.  We have an attractive set of solutions and we believe that government and large enterprise customer spending for mobility management and for cybersecurity services and solutions will increase for the foreseeable future.

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

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

•	Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ), which contract is up for renewal in a competitive process in November 2025.

•

Navy Spiral 4 Contract, a 10 year multi-award contract with a contract value of $2.67 billion. A contract designed to enhance procurement of wireless communications services and devices for U.S. military and associated civilian personnel.

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

Product Development and Technology Solution Enhancements

We believe that our existing technology platforms are adequate and meet our operational obligations to our customers.  We may fund certain product development initiatives to enhance or customize existing client facing platforms and software solutions. These initiatives are aimed at improving the efficiency and effectiveness of our software solutions and meeting our customer’s changing organizational requirements, as necessary.  We determine which enhancements to further develop after assessing the capabilities sought by existing and potential customers, considering technological advances, feedback on enhancements from our current customer user groups and other factors.  Our current development activities are focused on the integration of our heterogeneous services delivery platforms, and improving the security posture and delivery of our information technology services.

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

In the fourth quarter of 2024 we secured the rights to a new warehousing and configuration facility.  By expanding our footprint, we are preparing to scale operations for our Device-as-a-Service offerings.  Build-out of this facility should be complete in the second quarter of 2025.  This facility will contain space for our current Mobility Management Depot services, accessory management, IT Configuration, as well as our R2v3 Recycling Center.

At December 31, 2024, we believe we have substantially completed our capital investments related to our delivery platforms for the foreseeable future; however, future updates and enhancements will be likely to address the changes in technology.

Security Certification and Accreditation

Our TMaaS solution framework has received multiple security certifications and accreditations from the federal government.  As a result we have multiple authorizations to operate (ATOs) from the Department of Homeland Security, the General Services Administration, the Department of Defense, and the Department of Commerce including the FedRAMP® authorization for our proprietary Intelligent Technology Management System (ITMS™).    The ATOs attest to the fact that we meet all of the cybersecurity requirements for processing sensitive data as ascribed by the Federal Information Management Act at the Moderate and High levels.  These ATOs are difficult, time consuming, and costly to attain. Our security certification and accreditation represent a significant reduction of security risk for our customers both in public and private sectors.

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

We do not view our services as a commodity, and comparability of our TMaaS offering against other competitors’ service offerings is not practical due to differences in pricing models described above and overall capabilities among competitors.  As a result of these pricing differences between us and our competitors it can be difficult to compare to pricing models in our market.

All prospective customers tend to initially have price sensitivity and that often changes after we are able to demonstrate that our solutions are superior, more secure, and will save them time and money.  We believe our TMaaS solution pricing is competitive and reflects the value of the solutions provided to our customers.  Our goal is providing the best solution for our customers that meets their needs.

Competition.  Our TMaaS solution crosses into several different market segments and as a result we do not have competitors that compete in all of the market segments in which we conduct business. Some of our principal competitors include: Calero Software Solutions LLC, Tangoe, Inc., Brightfin, DMI, A&T Systems, and Turning Point Global Services, LLC; Identity Management – Entrust Corp., IdenTrust and XTec Inc.; Digital Billing & Analytics – Amdocs Britebill and Globys Inc.; ITaaS  - BMC Software, HPE, StratCore; Next Level Technologies, and many others.

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

Seasonality

Our business is not seasonal. However, our revenues and operating results may vary significantly from quarter to quarter, due to revenues earned on contracts, the number of billable days in a quarter, the timing of the carrier services revenues and other direct costs, the commencement and completion of contracts during any particular quarter; as well as the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Additionally, because we derive a large percentage of our revenue from the U.S. Federal Government, their budgeting process also affects the purchasing patterns of our customers that will significantly impact the quarter to quarter financial performance

Regulation

Our most significant source of regulation relates to compliance with laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	may in certain circumstances require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations;

•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP);

•

impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government contracts;

•

require specific security controls to protect U.S. Government controlled unclassified information and that our suppliers that have access to this type of information comply with cyber security regulations;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•

prohibit the acquisition from or use by contractors of materials, products or services procured from certain countries or entities located outside the United States (e.g., the prohibition on the acquisition of sensitive materials from non-allied foreign nations and prohibition on the acquisition and use of certain telecommunications and video surveillance services or equipment); and

To the extent we may be required to deploy or enhance systems, processes, and controls in any of the above areas in order to be able to bid on new and more complex contracts, we may incur additional costs to achieve compliance

The U.S. Government may audit us or terminate any of our government contracts and subcontracts either at their convenience or for default based on our performance. If a contract is terminated for convenience, we generally are protected by provisions covering reimbursement for costs incurred on the contract and profit on those costs. If a contract is terminated for default, we generally are entitled to payment for our work that has been accepted by the U.S. Government; however, the U.S. Government could make claims to reduce our recovery or recoup its procurement costs and could assess other special penalties.

Human Capital

As of December 31, 2024, we employed 240 full time employees (209 in United States and 31 in Europe), 12 consultants, and 3 part-time staff.

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

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. As of December 31, 2024, the average tenure of our employees was approximately eight (8) years and more than one fourth of our employees have been employed by us for more than ten (10) years.

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

RISKS RELATED TO OUR BUSINESS

We may be unable to renew the DHS CWMS 2.0 IDIQ upon its expiration in November 2025.

During 2024 and 2023 approximately 79% and 75%, respectively, of our revenues were from the Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ), which is up for renewal in a competitive process in November 2025.  The DHS CWMS 2.0 IDIQ, like other government contracts, is awarded through a competitive procurement process. The costs we incur in the competitive procurement process may be substantial and we may not be successful in our bid to win such a contract or may be required to make significant concessions (or partner with another company) in order to rewin the contract.  Many of the competitors involved in the procurement process will likely have greater financial and other resources than us. Additionally, there can be no assurance that the DHS will seek another similar contract.  If we are unable to rewin the DHS CWMS 2.0 IDIQ contract on substantially similar terms or at all, our financial condition and results of operations will be materially adversely impacted.

Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

We operate in a market that is highly fragmented, price sensitive and subject to fierce competition. Additionally, rapid changes in technology may affect our ability to respond timely with new and innovative product offerings to address new market needs. We have a significant presence in the U.S federal marketplace and we expect the intensity of competition for government contracts, as well as commercial contracts to continue to increase in the future as existing competitors develop additional capabilities that better align with our core competencies and those of our target customer segment.

While we believe our customer service history, strong customer retention and integrated technology solution sets are  among  our  key  differentiators,  our  competitors may offer introductory pricing and significantly discount their services to gain market share and/or in exchange for revenues with higher margin services in other areas or at later dates. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance.  In addition, many of our competitors have greater financial resources than we have. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, have adequate financial resources to pay for and retain key personnel, and our business, financial condition and results of operations will be harmed.

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

While we believe that our business relationships with key decision makers are strong and represent a strong competitive advantage for us; however, it is possible that the strength of our relationship could diminish if our primary customer contacts leave their firm or the customer is acquired by another firm that uses a competitor to deliver the same services. We estimate that the loss of any large contract, such as the DHS CWMS 2.0 IDIQ, without any offsetting aggregate contract wins, would have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss. Further, the availability of our line of credit is dependent on having sufficient billed accounts receivable as collateral.  If DHS CWMS 2.0 IDIQ were terminated or we did not re-win the contract upon re-bidding or another large customer contract was terminated, it would have a material adverse impact on our future revenue, profitability and cash flows.

Inflationary or other pressures on costs, such as inputs for devices, labor and distribution costs may impact our financial condition or results of operations.

As a provider of TMaaS services, we sell equipment manufactured by various suppliers and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment and other connected devices. In the past few years, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services rapidly increased. In addition, many of these inputs are subject to price fluctuations and supply issues from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, wars or other low-intensity conflicts, acts of terror, import and export requirements (including tariffs), and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, we expect these supply and inflationary pressures to continue into 2025. In addition, we may face additional cost pressure via new tariffs imposed on the items we import.

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

Product research and development can be time consuming and costly, without any guarantee of a return on our investment. The failure of one of our products or services to gain market acceptance could cause us financial harm due to the costs involved in  developing  or acquiring  new  products and  services and , thereafter, marketing such new products and services. Any failure to gain market acceptances of our products and services could have a material adverse impact on our financial results. In addition, many of our competitors have greater resources than us and if we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations will suffer.

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

A high percentage of our operating cash outlays, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations. Other factors that may negatively affect our earnings from quarter to quarter include changes in:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;
•	acceptance of our products to commercial or government customers;
•	budgets for government customers;
•	the implementation of new projects;
•	the adequacy of provisions for losses and bad debts;
•	the accuracy of our estimates of resources required to complete ongoing projects;
•	personnel, including the loss of key highly skilled personnel necessary to complete projects;
•	labor shortages;
•	supply chain issues;
•	inflationary pressures;
•	natural disasters, cyberattacks, war and/or terrorist attacks;
•	global pandemics; and
•	general economic conditions and international hostilities including war.

These factors could adversely affect customer demand, the Company’s operations, and its ability to source and deliver services to its customers, which could have a material adverse effect on the Company’s financial results.

We currently have access to a credit facility, which provides for short term cashflow needs and requires us to maintain financial covenants and failure to achieve and maintain such covenants could limit our access to needed funds.

We have access to a credit facility, which consists of a variable line of credit primarily to meet short-term working capital requirements. Our credit facility agreement requires us to maintain certain financial covenants measured annually on December 31. We are currently in compliance with our covenants at December 31, 2024; however, if we are unable to meet future covenants, our lender could take adverse actions that might include accelerating in part or in full payment of all unpaid principal and interest, reducing the amount of our credit facility, or offering renewal terms that are unfavorable, or refusing to renew our credit agreement, all of which could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements and manage through prolonged government shutdowns. If we are unable to achieve and maintain our covenants under our credit facility, our business and operating results could suffer and we may need to obtain additional funding or raise capital, which may not be available on favorable terms or at all. The availability of our line of credit is dependent on having sufficient billed accounts receivable as collateral. If we do not have sufficient collateral, that could have a material adverse impact on our ability to meet periodic short term operational cash flow requirements.

We may be unable to maintain profitability.

We have a history of operating losses. A significant contributing factor driving such prior net operating losses were investments in sales and marketing and product development projects that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to leverage our recent improvements in financial performance and meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions and maintain control over operating costs. An inability to successfully grow our sales pipeline and close on new business that is profitable, adequately control costs, could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results. Further, our lack of profitability and limits on access to capital may cause us to be disqualified from winning new contracts or recompeted contracts, or require us to team, and thus share in revenues, with another larger prime contractor to be successful in winning.

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

Most of our contracts with customers have terms of three (3) to five (5) years, with optional additional renewal periods. Our government contracts generally consist of a base period award with 4 option periods depending on the needs of the agency issuing the contract award. Our commercial contracts have contractual terms of 3 or more years with automatic annual renewals in most cases. Most of our contracts are offered at firm fixed price per performance obligation such as price per unit managed. Due to the long-term nature of our firm fixed price contracts, any failure on our part to accurately define the scope of work and properly manage scope creep, properly price our products to match the customer’s operating environment to properly factor in inflation and labor costs, or to effectively manage our costs to deliver against these performance obligations could have an adverse negative impact to our financial position and results of operations over a number of years. Accordingly, we may be unable to pass on the recent increases in costs for labor and supplies as a result of general inflationary conditions or tariffs to such customers. Additionally, our failure to complete our contractual performance obligations in a manner consistent with the contract could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.

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

A global pandemic similar to the COVID 19 pandemic, or an epidemic, could have a material adverse impact on our business and operations.

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

We may expand the international sales and operations of our portfolio of solutions. This international expansion will subject us to new risks that we have not faced in the United States. These risks include:

•	geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;
•	challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;
•	challenges in providing procurement, help desk and fulfillment capabilities for our international customers;
•	fluctuations in currency exchange rates;
•	potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems and restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws and legal standards;
•	increased financial accounting and reporting burdens and complexities;
•	potentially slower adoption rates of communications management solutions services internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

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

We have in the past and may in the future acquire or invest in complementary and supplementary businesses, services or technologies. Demand for businesses with credible business relationships and capabilities to provide services to large commercial enterprises and/or governmental agencies at the federal, state and local level is very competitive. To the extent that the price of such acquisitions may rise beyond reasonable levels where funding for such acquisitions is no longer available, we may not be able to acquire strategic assets. Further, these acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and   require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

•	issue additional equity securities that would dilute our stockholders;
•	use cash that we may need in the future to operate our business;
•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur large charges or substantial liabilities; or
•	become subject to adverse tax consequences, substantial amortization or compensation charges.

If any of these risks materialize, our business and operating results would be harmed.

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

We currently derive a majority of our annual revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will continue to be a significant source of our revenues for the foreseeable future. Accordingly, shutdowns or changes in federal government fiscal or spending policies or changes in U.S. federal budget could directly affect our financial performance. Currently, it is uncertain whether the federal government spending cuts being implemented with the new U.S. Presidential administration and the newly formed Department of Government Efficiency (DOGE) will have a negative impact on our revenues from the federal government. Among the factors that could harm our business are:

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

The newly formed Department of Government Efficiency (DOGE) could negatively impact our revenues from the government customers.

The newly formed Department of Government Efficiency (DOGE) has implemented new policies and oversight mechanisms aimed at reducing federal expenditures, streamlining procurement, and increasing operational efficiency.  DOGE has reduced the number of federal employees and agencies and continues to do so.  As a government contractor, we believe we have saved, and continue to help save, our government customers money; however, our business operations, contract awards, and revenue streams are subject to DOGE actions, which may introduce material risks to our financial performance and strategic growth.  In addition, DOGE could eliminate an agency that we work with, terminate persons with whom we have business relations with or cancel a contract with us. Any failure to comply with DOGE actions, shifts in federal procurement strategies, or budgetary reductions imposed by the agency could materially and adversely impact our financial results, competitive positioning, and overall business operations.

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

The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. For example, our DHS contract is up for renewal in November 2025 and we may be unable to rewin such contract or may be required to make significant concessions in order to renew it. In addition, the General  Services Administration  multiple  award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

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

Many of our projects involve technology applications or systems that are critical to the operations of our customers’ businesses. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our customers with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. While we have created redundancy and back-up systems, any such failures by us could result in claims by our customers for substantial damages against us. Additionally, in the event we manage third party services on behalf of our customers and fail to execute on approved changes requested by our customers it could result in claims asserted by our customers for substantial damages against us.

Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide and carry insurance coverage that mitigates this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our customers for these types of claims could still exceed our insurance coverage and be material in amount and affect our business, financial condition and results of operations.

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

RISKS RELATED TO REGULATION

We operate in a highly regulated environment and are subject to audit by the U.S. government.

Numerous U.S. government agencies routinely audit and review government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and compliance with, internal control systems and policies, including the contractor’s purchasing, property, estimating, material, earned value management and accounting systems. In some cases, audits may result in delayed payments or contractor costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations against a contractor of improper or illegal activities, civil or criminal penalties and administrative sanctions could result, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, reputational harm could result if allegations of impropriety were made. In some cases, audits may result in disputes with the respective government agencies that can result in negotiated settlements, arbitration or litigation. Moreover, new laws, regulations or standards, or changes to existing ones, can increase our performance and compliance costs and reduce our revenue and earnings.

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

Various provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to WidePoint and our stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware.  Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is (i) a person who, together with affiliates and associates, owns 15% or more of our voting stock or (ii) an affiliate or associate of ours who was the owner, together with affiliates and associates, of 15% or more of our outstanding voting stock at any time within the 3-year period prior to the date for determining whether such person is “interested.”

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

The General Corporation Law of Delaware provides generally that the affirmative vote of a majority of the shares entitled to vote on any matter is required to amend a corporation’s certificate of incorporation or bylaws, unless a corporation’s certificate of incorporation or bylaws, as the case may be, requires a greater percentage. Our certificate of incorporation and bylaws do not require a greater percentage vote. Our board of directors is classified into three classes of directors, with approximately one-third of the directors serving in each such  class of directors and  with  one class of directors being elected at each annual meeting of stockholders to serve for a term  of three years or until their successors are elected and take office. Our bylaws provide that the board of directors will determine the number of directors to serve on the board. Our board of directors presently consists of four members.

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

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During our 2024 year-end closing process, we identified deficiencies related to the revenue recognition process for government contracts, specifically in the estimation of unbilled amounts related to a large government agency.   During the assessment process, we identified additional deficiencies in the design of controls over the monitoring of evolving circumstances that require specific, customer level analysis relating to revenue recognition. This deficiency led to errors in the timing of revenue that required adjustment during the year-end close. As a result of these deficiencies, we identified material weaknesses in our internal control over financial reporting, which have not been remediated to date.

If we fail to effectively remediate the material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls when required to do so in the future, we may be unable to accurately or timely report our financial condition or results of operations. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price could be adversely affected.

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

Our cybersecurity framework utilizes the following National Institute of Standards and Technology (NIST) standards:

•	NIST SP 800-34, Rev 1, "Contingency Planning Guide for Federal Information Systems," November 2010
•	NIST SP 800-37 Rev. 2, "Risk Management Framework for Information Systems and Organizations: A System Life Cycle Approach for Security and Privacy," December 2018
•	NIST SP 800-53, Rev. 5, "Security and Privacy Controls for Information Systems and Organizations," September 20, 2020, updated December 10, 2020
•	NIST SP 800-61, Rev 2, "Computer Security Incident Handling Guide," August 2012

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

By engaging in these rigorous and diverse testing and assessment activities, we verify the current effectiveness of our cybersecurity measures and identify areas for continual improvement, ensuring our defenses evolve in line with the dynamic nature of cyber threats.

Executive Experience and Qualifications

Our CEO has over thirty (30) years of risk management experience, and our COO with over twenty (20) years of experience including cybersecurity, possess deep expertise in their respective fields, evidenced by their academic qualifications and professional trajectories. This collective experience underpins our robust approach to managing cybersecurity risks. In addition, we have numerous employees with experience and qualifications related to cybersecurity.  We have named a Chief Information Security Officer as part our cybersecurity program.  Our executive officers are responsible for informing the Board and Governance Committee of any new material cyber events or risks.

Cybersecurity Threats are discussed in ITEM 1 A. RISK FACTORS, under the heading RISKS RELATED TO PRIVACY, CYBERSECURITY AND TECHNOLOGY in this Annual Report on Form 10-K.   We are not aware of any material cybersecurity incidents in the past that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

ITEM 2.  PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so.  The following table presents our property locations at December 31, 2024 for our U.S. locations:

	Lease	Approx.	Cost per	Annual
City, State Zip Code	Expiration	Sqft	Sqft	Cost	Description of use

Fairfax, VA 22030	March 2029	11,852	$28	$328,000	Headquarters, Sales, Operations
Columbus, OH 43235	November 2038	18,833	$10	$195,000	Sales and Operations
Hampton, VA 23669	December 2024	6,440	$17	$109,000	Customer Support
Lewis Center, OH 43035	March 2029	21,236	$10	209,600	Customer Support

The following table presents our property locations at December 31, 2024 for our international locations:

			Base	Base
	Lease	Approx.	Cost per	Annual
Country Postal Code	Expiration	Sqft	Sqft	Cost	Description of use

Dublin 18, Ireland	March 2026	6,000	$30	$179,000	Europe office

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in claims arising in the ordinary course of business.  We are not currently involved in legal proceedings, governmental actions, investigations or claims currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol “WYY”.

Holders

As of the close of business on March 31, 2025, there were 81 registered holders of record of our common stock.

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

None

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

Strategy

During 2024, we completed the integration of the acquired assets of ITA. In addition, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. On February 19, 2025 WidePoint’s Intelligent Technology Management System (ITMS) achieved FedRAMP Authorized status from the Federal Risk and Authorization Management Program (FedRAMP) Program Management Office (PMO). In fiscal 2025, we will continue to focus on the following key goals:

■	Winning the DHS CWHS 3.0 re-compete,
■	Continue to find additional avenues for capturing new sales opportunities,
■	Continue to provide unmatched level of services to our current customer base,
■	Leverage our FedRAMP Authorized status as a differentiator from our competitors in pursuing government business,
■	Grow our recurring managed services revenues,
■	Add incremental capabilities to our Technology Management solution set and develop and possibly acquire new high margin business lines,
■	Leverage our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expand our commercial customer base organically,
■	Continue to leverage the R2v3 Certification,
■	Execute cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space,
■	Explore integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	delivering new incremental offerings to add to our existing TM2 offering,
■	creating and testing innovative new offerings that enhance our TM2 offering, and
■	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

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

We operate in one segment based on the consolidated information used by our CODM in evaluating the financial performance of our business and allocation resources. This single segment represents our Company’s business, which is providing managed services for government and commercial clients under the umbrella of Technology Management as a Service (TMaaS), that includes Identity Management (IdM), secure Mobility Managed Services (MMS), Telecom Lifecycle Management, Digital Billing & Analytics and IT as a service (ITaaS).

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

Our revenue recognition policies for our managed services are summarized and shown below:

■

Managed services are delivered on a monthly basis based on a standard fixed pricing scale and sensitive to significant changes in per user or device counts which form the basis for monthly charges. Revenue is recognized upon the completion of the delivery of monthly managed services based on user or device counts or other metrics. Managed services are not interdependent and there are generally no undelivered elements in these arrangements.

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

Our revenue recognition policy for our reselling services is summarized and shown below:

■

Reselling services require the Company to acquire third party products and services to satisfy customer contractual obligations. We recognize revenues and related costs on a gross basis when we satisfy customer contractual obligations for such arrangements where we control the products and services before they are transferred to the customer. We are the principal in these transactions as we are seen as the primary creditor, we carry inventory risk for undelivered products and services, we directly issue purchase orders third party suppliers, and we have discretion in sourcing among many different suppliers. For those reselling transactions where we are the principal, revenues for product reselling are typically recorded upon delivery while revenues for services reselling are generally recorded over the contractual service period. For those transactions in which we procure and deliver products and services for our customers’ on their own account we do not recognize revenues and related costs on a gross basis for these arrangements. We only recognize revenues earned for arranging the transaction and any related costs.

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

Goodwill

Goodwill represents the excess of acquisition cost of an acquired company over the fair value of assets acquired and liabilities assumed. In accordance with GAAP, goodwill is not amortized but is tested for impairment at the reporting unit level annually and between annual tests if events or circumstances arise, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

A reporting unit is defined as either an operating segment or a business one level below an operating segment for which discrete financial information is available that management regularly reviews.  The Company has a single reporting unit for the purpose of impairment testing.

The Company performed its annual impairment assessment and based upon the Company’s market capitalization at December 31, 2024, as well as the absence of any indicators of impairment, the Company concluded there was no impairment of goodwill at December 31, 2024.

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

During the year ended December 31, 2024, the Company recorded a valuation allowance against a portion of domestic deferred tax assets because management determined that is it more likely than not the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

2024 Results of Operations

Year Ended December 31, 2024 Compared to the Year ended December 31, 2023

Revenues

Revenues for the year ended December 31, 2024 were $142.6 million, an increase of $36.5 million (or 34%),  compared to approximately $106.0 million in 2023.  Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2024	2023	Variance

Carrier Services	$86,793,729	$58,233,989	$28,559,740
Managed Services:
Managed Service Fees	35,754,896	31,285,709	4,469,187
Billable Service Fees	5,133,212	4,985,988	147,224
Reselling and Other Services	14,889,912	11,520,674	3,369,238
Total Managed Services:	55,778,020	47,792,371	7,985,649

	$142,571,749	$106,026,360	$36,545,389

■

Our carrier services revenues increased by $28.5 million to $86.8 million from $58.2 million last year, primarily due to increased contracting activity with our federal customers, where we pay carrier invoices on behalf of those customers.

■

Our managed service fees increased by $4.5 million to $35.8 million from $31.3 million last year as a result of implementing a new commercial contract for a US government end customer later in the third quarter of 2024 and full year of execution on our FEMA contract compared to 2 months of revenue in 2023.

■	Billable services fees remained relatively constant from 2024 to 2023. Billable service fees can vary due to internal projects in our customer organizations.

■

Reselling and other services increased by $3.4 million to $14.9 million from $11.5 million last year. The increase is primarily related to increased reselling of third-party software-as-a-service applications for recording and storing text messages which is now required under an expansion of the Federal Records Act. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Customer Type	2024	2023	Variance

U.S. Federal Government	$118,895,394	$84,475,325	$34,420,069
U.S. State and Local Governments	409,413	561,378	(151,965)
Foreign Governments	65,707	79,556	(13,849)
Commercial Enterprises	23,201,235	20,910,101	2,291,134

	$142,571,749	$106,026,360	$36,545,389

■

Our sales to federal government customers increased primarily because of the increased sales to FEMA of both managed and carrier services that experienced 12 months of revenue totaling $20 million in 2024 compared to 2 months of revenue totaling $1.3 million in 2023, as well as managed services revenues for a government end customer that began in late third quarter 2024. Further, other federal customers such as the US Coast Guard, Customs and Border Patrol, saw increased line counts and corresponding carrier services activity, increases year over year in text capture software.

■	Our sales to state and local government customers, which include educational institutions, decreased primarily due to decreased activity in our Identity Management solutions.

■	Our sales to foreign government customers were relatively constant from year to year.

■	Our sales to commercial enterprise customers increased primarily as a result of new increased sales in our ITaaS offering and increased commercial use of our identity management solutions business.

Cost of Revenues

Our cost of revenues includes employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of accessory products and third-party software that we resell to our end customers.  Cost of revenues also includes amortization of capitalized software related to delivering our solutions.

Cost of revenues for the year ended December 31, 2024 were $123.5 million (or 87% of revenues) compared to $90.4 million (or 85% of revenues) in 2023.  Increased carrier services costs as well as costs related to reselling contributed to the increase. Our cost of revenues will fluctuate due to our revenue mix.

Gross Profit

The following table illustrates gross profit related to Carrier services and Managed services:

	YEARS ENDED
	DECEMBER 31,		Dollar	Percent
	2024	2023	Variance	Change
Revenues:
Carrier Services	$86,793,729	$58,233,989	$28,559,740	49%
Managed Services	55,778,020	47,792,371	7,985,649	17%
Total revenue	142,571,749	106,026,360	36,545,389	34%

Gross Profit:
Carrier Services	-	-	-
Managed Services	19,004,405	15,645,527	3,358,878	21%
Total gross profit	19,004,405	15,645,527	3,358,878	21%

Gross Margin:
Carrier Services	-	-
Managed Services	34%	33%
Total gross margin	13%	15%

Gross profit for the year ended December 31, 2024 was $19.0 million (or 13% of revenues), compared to $15.6 million (or 15% of revenues) in 2023.  The lower gross margin as a percentage of revenues is related to increased carrier services in 2024 compared to 2023.

Gross profit percentage for the year ended December 31, 2024, excluding carrier services was 33% and consistent with the prior period.

Operating Expenses

Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the year ended December 31, 2024 were $2.3 million (or 2% of revenues), compared to $1.7 million (or 2% of revenues) in 2023.

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

General and administrative expenses for the year ended December 31, 2024 were $17.6 million (or 12% of revenues), as compared to $15.9 million (or 15% of revenues) in 2023. The dollar increase primarily relates to an increase in employee compensation, including compensation expense, and increased health insurance costs compared to the same period last year.

There was no definite-lived intangible asset impairment during 2024. Definite-lived intangible asset impairment charge for the year ended December 31, 2023 was $0.2 million following impairment testing on definite-lived intangible assets performed during the year.

Depreciation and amortization expense was $1.0 million for the year ended December 31, 2024 as compared to $0.8 million in 2023.

Other (Expense) Income

Net other expense for the year ended December 31, 2024 was $(0.1) million as compared to net other expense of $(0.2) million in 2023.

(Benefit) Provision for Income Taxes

Income tax benefit for the year ended December 31, 2024 was $4,000 compared to an income tax provision of $0.1 million in 2023.

Net Loss

As a result of the factors above, net loss for the year ended December 31, 2024 was $1.9 million or $0.21 loss per share as compared to a net loss of $4.0 million in 2023 or $0.46 loss per share.

Liquidity and Capital

Net Working Capital

Our sources of liquidity include cash on hand, our anticipated cash flows from operations, and funds available under the Old Dominion Credit Facility, through its maturity on February 28, 2026. At December 31, 2024, our net working capital was approximately $2.4 million as compared to $1.4 million at December 31, 2023.  The increase in net working capital was primarily driven by reduced investments in computer hardware and software purchases and capitalized internally developed software costs, as well as, an increase in unbilled receivables primarily drive by administrative delays in billing. We believe that our existing cash balances and our anticipated cash flows from operations and access to our credit facility will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. There is no assurance that, if needed, we will be able to borrow or raise capital on favorable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expense is labor and company sponsored benefits.  Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers.  We lease our facilities under non-cancellable long-term contracts.  Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired.  We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control. One US government agency, under the Department of Homeland Security, accounted for $14.4 million and $1.4 million of our unbilled receivables at December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, net cash provided by operations was approximately $1.6 million driven by collections of accounts receivable and temporary payable timing difference, as compared to approximately $0.6 million net cash provided by operations for the year ended December 31, 2023.

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

For the year ended December 31, 2024, cash provided by investing activities was approximately $0.1 million and consisted of $0.2 million in proceeds from factoring arrangement offset by purchases of property and equipment. In 2025, we expect to spend additional funds to pay for, and refresh equipment related to our increasing workforce.

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

For the year ended December 31, 2024, cash used in financing activities was approximately $0.9 million and reflects line of credit advances and payments of approximately $5.6 million, finance lease principal repayments of approximately $636,500 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $258,400.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2024, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $31,900 compared to last year. For the year ended December 31, 2023, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $23,800.

Credit Facility

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). The Purchase Agreement terminated in April of 2024 and was not renewed. Prior to the 2024 termination, we sold a total of $2.9 million of receivables for $2.8 million in proceeds net of fees.

During the year ended December 31, 2023, we sold a total of $5.2 million of receivables for $5.1 million in proceeds net of fees.

On February 29, 2024, we entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank.  The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”). On February 18, 2025, the Company renewed its line of credit for an additional year through February 28, 2026. See Note 21.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of eligible accounts receivable.  Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%.  Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026.  The Credit Facility includes customary covenants and events of default, including the following items that are measured: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. We are in compliance with the covenants at December 31, 2024.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report on Form 10-K due to the material weakness described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was not effective as of December 31, 2024, due to the material weakness described below.

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

Material Weakness

During our year-end closing process, we identified deficiencies related to the revenue recognition process for government contracts, specifically in the estimation of unbilled amounts related to a large government agency.   During the assessment process, we identified additional deficiencies in the design of controls over the monitoring of evolving circumstances that require specific, customer level analysis relating to recording revenue accruals. This deficiency led to errors in the timing of revenue that required adjustment during the year-end close.

As a result, the following material weaknesses were identified:

•

The Company did not maintain certain components of the COSO framework, including elements of the risk assessment, control activities and monitoring activities components, relating to: (i) identifying and assessing changes that could significantly impact internal control; (ii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iii) performing ongoing evaluations to ascertain whether the components of internal controls are present and functioning. These entity level material weaknesses gave rise to the following control deficiencies, which were also determined to be material weaknesses:

•	The Company did not design and maintain effective management review controls relating to its accounting for unbilled accounts receivable.

•

The Company did not design and maintain effective controls to timely document and evaluate revenue contract terms and the related revenue recognition accounting conclusions when entering significant revenue contracts.

These material weaknesses were unremediated as of December 31, 2024. We are implementing corrective actions, including:

•	Improving our revenue recognition procedures and associated documentation practices;
•	Enhancing documentation and review of contract terms and estimates, particularly when aged unbilled amounts are present;
•	Providing training to finance, operations and contract management staff; and
•	Engaging third party consultants when needed.

Changes in Internal Controls over Financial Reporting

Except as set forth above, there were no changes in the Company’s ICOFR during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

ITEM 9B. OTHER INFORMATION

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. No contracts, instructions or written plans for the sale or purchase of our securities were adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2025 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2025 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2025 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2025 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2025 Annual Meeting of Stockholders.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■	Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Diego, California PCAOB firm ID: 659)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flow for the Years Ended December 31, 2024 and 2023

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

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 29, 2020.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 23, 2021).

4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2021).

10.1*	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.2	Loan and Security Agreement with Old Dominion Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.2.1	Promissory Note in favor of Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.2.2	Amendment to Note in favor of Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2025).

10.2.3	Loan Modification Agreement with Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2025).

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009).

10.4

Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020).

10.4.1	Cellular Wireless Managed Services Contract Modification (incorporated by reference from Exhibit 10.6 to Registrant’s Form 10-Q filed on August 14, 2024)

10.5*	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.6*	Employment Agreement, between WidePoint Corporation and Robert George. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May, 2024).

10.7	Purchase order dated January 24, 2024 (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-k filed on March 26, 2024).

10.8	Task Order dated October 11, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 11, 2023)

10.9	Amended and Restated 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the definitive proxy statement filed on May 2, 2023)

10.10*	Employment Agreement with Todd Dzyak* (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.11*	Employment Agreement with Ian Sparling* (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

19.1	Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on March 26, 2024).

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Moss Adams LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

97.1	Compensation Recovery Policy* (Incorporated herein by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on March 26, 2024).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WidePoint Corporation

Date: April 15, 2025	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: April 15, 2025	/s/ Robert J. George
Robert J. George
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2025	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Dated: April 15, 2025	/s/ PHILIP GARFINKLE
Philip Garfinkle
Chairman of the Board

Dated: April 15, 2025	/s/ JULIA A. BOWEN
Julia A. Bowen
Director

Dated: April 15, 2025	/s/ JOHN J. FITZGERALD
John J. Fitzgerald
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and the Board of Directors of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moss Adams, LLP

Moss Adams, LLP

San Diego, California

April 15, 2025

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash	$6,775,139	$6,921,160
Restricted cash	1,042,256	-
Accounts receivable, net of allowance for credit losses of $46,150 and $81,359, respectively	11,930,474	8,219,793
Unbilled accounts receivable	31,798,431	16,618,639
Other current assets	3,771,473	1,083,671

Total current assets	55,317,773	32,843,263

NONCURRENT ASSETS
Property and equipment, net	544,723	780,800
Lease right of use asset	4,183,561	4,045,222
Intangible assets, net	5,063,795	7,336,348
Goodwill	5,811,578	5,811,578
Other long-term assets	659,086	483,288

Total assets	$71,580,516	$51,300,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,524,863	$12,633,658
Accrued expenses	30,851,255	16,175,702
Current portion of deferred revenue	4,770,683	2,009,343
Current portion of lease liabilities	735,152	638,258

Total current liabilities	52,881,953	31,456,961

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,200,019	4,114,516
Contingent consideration	-	6,900
Deferred revenue, net of current portion	907,160	1,027,770
Deferred tax liabilities, net	11,415	16,923

Total liabilities	58,000,547	36,623,070

Commitments and contingencies (Note 14)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,485,508 and 8,893,220 shares issued and outstanding, respectively	9,487	8,894
Additional paid-in capital	103,103,653	102,151,381
Accumulated other comprehensive loss	(450,945)	(334,899)
Accumulated deficit	(89,082,226)	(87,147,947)

Total stockholders’ equity	13,579,969	14,677,429

Total liabilities and stockholders’ equity	$71,580,516	$51,300,499

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2024	2023

REVENUES	$142,571,749	$106,026,360
COST OF REVENUES (including amortization and depreciation of $2,267,687 and $2,291,144, respectively)	123,567,344	90,380,833

GROSS PROFIT	19,004,405	15,645,527

OPERATING EXPENSES
Sales and marketing	2,262,266	2,191,838
General and administrative expenses (including share-based compensation of $1,211,247 and $960,991, respectively)	17,621,388	15,882,415
Impairment charge - definite-lived intangible assets	-	193,336
Depreciation and amortization	1,001,133	1,079,724

Total operating expenses	20,884,787	19,347,313

LOSS FROM OPERATIONS	(1,880,382)	(3,701,786)

OTHER (EXPENSE) INCOME
Interest income	214,587	90,679
Interest expense	(242,835)	(239,526)
Other (expense), net	(29,408)	(62,597)

Total other (expense) income, net	(57,656)	(211,444)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(1,938,038)	(3,913,230)
INCOME TAX (BENEFIT) PROVISION	(3,759)	133,243

NET LOSS	$(1,934,279)	$(4,046,473)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.21)	$(0.46)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,319,300	8,830,709

The accompanying notes are an integral part of these consolidated financial statements.

F-4

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	YEARS ENDED
	DECEMBER 31,
	2024	2023

NET LOSS	$(1,934,279)	$(4,046,473)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(116,046)	15,335

Other comprehensive (loss) income:	(116,046)	15,335

COMPREHENSIVE LOSS	$(2,050,325)	$(4,031,138)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2023	8,725,476	$8,726	$101,194,185	$(350,234)	$(83,101,474)	$17,751,203

Issuance of common stock — restricted	167,744	168	(3,795)	-	-	(3,627)

Stock compensation expense — restricted	-	-	914,194	-	-	914,194

Stock compensation expense — non-qualified stock options	-	-	46,797	-	-	46,797

Foreign currency translation — gain	-	-	-	15,335	-	15,335

Net loss	-	-	-	-	(4,046,473)	(4,046,473)

Balance, December 31, 2023	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2024	8,893,220	$8,894	102,151,381	(334,899)	(87,147,947)	14,677,429

Issuance of common stock — restricted
	592,288	593	(258,975)	-	-	(258,382)
Stock compensation expense — restricted
	-	-	1,097,062	-	-	1,097,062
Stock compensation expense — non-qualified stock options
	-	-	114,185	-	-	114,185
Foreign currency translation — (loss)	-	-	-	(116,046)	-	(116,046)

Net loss	-	-	-	-	(1,934,279)	(1,934,279)

Balance, December 31, 2024	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,934,279)	$(4,046,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(13,473)	107,157
Depreciation expense	1,016,925	1,088,546
Impairment charge - definite-lived intangible assets	-	193,336
Provision for credit losses	21,818	47,060
Amortization of intangibles	2,251,895	2,282,322
Share-based compensation expense	1,211,247	960,991
Lease expense	26,780	-
Change in fair value of contingent consideration	(6,900)	-
(Gain) loss on disposal of fixed assets	(8,663)	1,927
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(19,166,759)	(4,686,874)
Inventories	53,151	(143,668)
Other current assets	(2,745,818)	(3,171)
Other assets	(175,798)	33,574
Accounts payable and accrued expenses	18,544,582	3,837,059
Income tax payable	(43,946)	(2,234)
Deferred revenue and other liabilities	2,667,196	955,696
Other liabilities	(16,186)	-

Net cash provided by operating activities	1,681,772	625,248

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(117,938)	(208,202)
Capitalized hardware and software development costs	-	(881,887)
Proceeds from beneficial interest in sold receivables	259,125	469,104

Net cash provided by (used in) investing activities	141,187	(620,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	5,600,000	6,493,284
Repayments of bank line of credit advances	(5,600,000)	(6,493,284)
Principal repayments under finance lease obligations	(636,455)	(586,525)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(258,382)	(3,627)

Net cash used in financing activities	(894,837)	(590,152)

Net effect of exchange rate on cash	(31,887)	(23,815)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	896,235	(609,704)

CASH AND RESTRICTED CASH, beginning of period	6,921,160	7,530,864

CASH AND RESTRICTED CASH, end of period	$7,817,395	$6,921,160

CASH AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash	$6,775,139	$6,921,160
Restricted cash	1,042,256	-

	$7,817,395	$6,921,160

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	YEARS ENDED
	DECEMBER 31,
	2024	2023

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$207,047	$223,307

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$828,608	$-

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

Accounting Standards Update

Accounting Standards Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for our annual period beginning fiscal year 2024 on a retrospective basis to all periods presented. The adoption did not have an impact to our financial position, results of operations and earnings per share. See Note 20 for additional information.

Accounting Standards under Evaluation

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

See Note 3 for changes in fair value of liabilities recorded in connection with certain liabilities that are measured at fair value on a recurring basis.

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, restricted cash and accounts receivable.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements.  Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000.  At December 31, 2024 and 2023, the Company had deposits in excess of FDIC limits, excluding restricted cash, of approximately $5.5 million and $5.5 million, respectively.  The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2024 and 2023, the Company had foreign bank deposits in excess of insured limits of approximately $0.4 million and $0.6 million, respectively.

Restricted Cash

Restricted cash was comprised of cash maintained in Company bank accounts that represent cash deposits to be utilized for the customer’s contractual obligations under their contract with the Company. The Company classifies as restricted cash based on the purpose and availability to fulfill the Company’s direct obligations to its customers.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components.  Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value.  The Company may record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value.  If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of inventory, we may be required to record additional write-downs, which would adversely affect our gross profit.  For the years ended December 31, 2024 and 2023, there were no inventory write-downs.

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

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2024 and 2023, the Company’s management has not identified any material impairment of its property and equipment.

Leases

The Company has leases for corporate offices that are accounted for under ASC 842, Leases (Topic 842). The leases have remaining lease terms ranging from one year to thirteen years.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with ASC 350, Intangibles (Topic 350). Under ASC Topic 350, goodwill and certain indefinite-lived intangible assets are not amortized but are subject to an annual impairment test, and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

 The Company has a single reporting unit and, therefore, goodwill is tested on a consolidated basis. There were no goodwill impairment charges during 2024 and 2023.

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

The Company reports products and services under the categories managed services and carrier services as described below:

Carrier Services. The Company bills for costs incurred to deliver voice, data and satellite and related mobile services for a connected device or end point.  These services require us to procure, process and pay communications carrier invoices.  We recognize revenues and related costs on a gross basis for such arrangements when we satisfy customer contractual obligations for such arrangements where we control the products and services before they are transferred to the customer.  We are the principal in these transactions when we are seen as the primary creditor, we directly issue purchase orders directly to communications carriers for wireline and wireless services, and/or we have discretion in choosing optimal providers and rate plans.  For arrangements in which we do not control the product or service, do not have economic risk, and do not have pricing or vendor discretion we recognize revenues and related costs on a net basis.  A significant portion of our overall reported revenue is tied to this service component; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution.  The Company does not assume the credit risk when providing these services for commercial customers due to the increased credit risk involved.

Managed Services.  The Company delivers managed services under a full-service, quasi full-service or self-service solution to suit our customers’ needs.  A significant portion of our reported gross profit is tied to this service component.  Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are typically no undelivered performance obligations in these arrangements.  The Company aggregates its billable revenue under the following groupings:

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

•

Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and charge a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material

•

Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. The Company is the principal in these transactions as we are seen as the primary creditor, carries inventory risk for undelivered products and services, and directly issues purchase orders third party suppliers, and has discretion in sourcing among many different suppliers. For those reselling transactions where we are the principal, revenues for product reselling are typically recorded upon delivery while revenues for services reselling are generally recorded over the contractual service period. For those transactions in which we procure and deliver products and services for our customers on their own account, the Company does not control the product or service, does not have economic risk, and does not have pricing or vendor discretion and therefore does not recognize revenues and related costs on a gross basis for these arrangements. The Company only recognizes revenues earned for arranging the transaction and any related costs.

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

For the year ended December 31, 2024, the Company did not capitalize any product development costs. For the year ended December 31, 2023, the Company incurred product development costs associated with TMaaS platform application, Secure Identity Management Solutions, Unified Communications Analytics (UCAS) solution, and data center of approximately $0.9 million, which were capitalized.  See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

Contract Balances

A significant portion of contract balances represent revenues earned on federal government contracts. Timing of revenue recognition may differ materially from the timing of invoicing to customers due a long-standing practice of issuing a consolidated managed service invoice. A consolidated invoice usually requires data such as billable hours, units managed, credentials issued, accessories sold and usage data from telecommunications providers and other suppliers. As a result it could take between thirty (30) to sixty (60) days after all performance obligations have been met to deliver a complete customer invoice. As a result, the Company may have both accounts receivables (invoiced revenue) and unbilled receivables (revenue recognized but not yet invoiced) that could represent one or more months of revenue. Additionally, the Company may be required under contractual terms to bill for services in advance and deferred recognition of revenue until all performance obligations have been met. In such cases, the Company records a contract asset relating to the associated costs of such transaction.

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

Costs to Obtain a Contract with a Customer

The Company typically does not recognize assets from the costs to obtain a contract with a customer and generally expenses these costs as incurred.  The Company primarily uses internal labor to manage and oversee the customer acquisition process and to finalize contract terms and conditions and commence customer start-up activities, if any.  Internal labor costs would be incurred regardless of the outcome of a contract with a customer and as such those costs are not considered incremental to the cost to obtain a contract with a customer.  Incremental costs to obtain a contract with a customer may include payment of commissions to certain internal and/or external sales agents. To the extent such commissions are earned in advance of the contract period they relate to, they are amortized over the contract period.

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

Basic and Diluted Earnings (Loss) Per Share (EPS)

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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, short and long-term debt (except for contingent promissory notes) and other financial instruments associated with the issuance of the common stock.  The carrying values of cash equivalents, restricted cash, and accounts receivable approximate their fair value because of the short maturity of these instruments and past evidence indicates that these instruments settle for their carrying value. The carrying amounts of the Company’s bank borrowings under its credit facility approximate fair value because the interest rates reflect current market rates.

The Company did not have contingent consideration liabilities as of December 31, 2024. The following table present information about the Company's liabilities measured at fair value on a recurring basis in the consolidated balance sheets as of December 31, 2023:

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

During the year ended December 31, 2024, the Company recorded a gain of $6,500 related to a change in the fair value of contingent consideration. There was no change in the fair value of contingent consideration during the year ended December 31, 2023.

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations.  Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

U.S. Federal, State, and Local Government (1)	$9,684,059	$6,402,922
Commercial (2)	2,292,565	1,898,230
Gross accounts receivable	11,976,624	8,301,152
Less: allowances for credit
losses (3)	46,150	81,359

Accounts receivable, net	$11,930,474	$8,219,793

As of December 31, 2022, the Company had accounts receivable, net of $9.3 million.

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals.  Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date.  Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, government shutdown, and continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customer.

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

(3) During the year ended December 31, 2024 and 2023, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	As a % of	As a % of
	Revenue	Revenue
Customer Type	2024	2023

U.S. Federal Government (1)	83.4%	79.7%
U.S. State & Local and Foreign Governments	0.3%	0.6%
Commercial	16.3%	19.7%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

5. Unbilled Accounts Receivable and Significant Concentrations

Unbilled accounts receivable represent revenues earned in connection with products and/or services delivered for which we are unable to issue a formal billing to the customer at the balance sheet due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services not invoiced at the end of the reporting period. An allowance for credit losses was insignificant for unbilled accounts receivable as of December 31, 2024 and 2023.

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2024	2023
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables

U.S. Federal Government	99%	97%

As of December 31, 2022, the Company had unbilled accounts receivable of $10.2 million.

Included in unbilled accounts receivable is $14.4 million and $1.4 million at December 31, 2024 and 2023, respectively and was related to a single government customer under our CWMS 2.0 contract, which has experienced administrative delays in billings.

6. Other Current Assets and Other Long Term Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Inventories	$312,429	$366,126
Prepaid project costs	565,999	-
Deferred contract costs	2,134,182	-
Prepaid expenses and other assets	758,863	717,545

Total other current assets	$3,771,473	$1,083,671

Other long term assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Security deposits	$48,822	$40,587
Capital work in progress	449,114	442,701
Prepaid project costs, net of current portion	161,150	-

Other long term assets	$659,086	$483,288

At December 31, 2024, capitalized work in progress consists of internally developed software costs, primarily associated with upgrading our secure network operations center.

During the year ended December 31, 2023, $2.4 million of internally developed software costs, primarily associated with upgrading our ITMS™ (Intelligent Technology Management System) and secure identity management technology was transferred from capital work in progress to internally developed software.

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Computer hardware and software	$3,052,569	$3,355,488
Furniture and fixtures	382,419	503,913
Leasehold improvements	157,715	330,040
Automobiles	127,233	128,994
Gross property and equipment	3,719,936	4,318,435
Less: accumulated depreciation and amortization	3,175,213	3,537,635

Property and equipment, net	$544,723	$780,800

During the years ended December 31, 2024 and 2023, the Company purchased for cash property and equipment totaling approximately $117,900 and $208,200, respectively.

During the years ended December 31, 2024 and 2023, property and equipment depreciation expense was approximately $353,400 and $411,000, respectively.

During the year ended December 31, 2024, the Company disposed of owned fully depreciated property and equipment with historical costs and accumulated depreciation of $663,000. During the year ended December 31, 2023, there were no material disposals of property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2024 and 2023.

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

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Operating lease expense	$16,684	$12,463

Finance lease expense:
Amortization of right of use assets	$673,108	$684,600
Interest on finance lease liabilities	186,367	214,954

Total finance lease expense	$859,475	$899,554

Lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is included in depreciation and amortization in the consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$203,051	$227,417
Financing cash flows from leases	636,456	586,833

Right of use assets obtained in exchange for lease obligations:
Operating leases	$828,608	$-

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2024	2023

Lease right of use assets, net	$4,183,561	$4,045,222
Current portion of lease liabilities	735,152	638,258
Lease liabilities, net of current portion	4,200,019	4,114,516

Weighted average remaining lease term
Finance leases	7.2	10.2
Operating lease	4.3	-
Weighted average discount rate
Finance leases	3.5%	3.5%
Operating lease	7.3%	-

Maturities of lease liabilities as of December 31, 2024, were as follows:

	Operating Leases	Finance Leases
2025	$209,604	$717,272
2026	217,032	665,480
2027	224,676	633,663
2028	232,536	695,939
2029	60,150	296,985
Thereafter	-	1,931,136
Total undiscounted lease payments	943,998	4,940,475
Less: Imputed interest	131,760	817,542
Total lease liability	$812,238	$4,122,933

On November 1, 2024 the Company entered into a new lease agreement, to sublease from a commercial organization, additional warehouse space in the Columbus Ohio area to support planned growth in its Device as a Service (DaaS) offering.  The lease commenced on November 15, 2024 and is for a term of fifty-three months, with a monthly rent obligation of $17,500, subject to annual rent increase of 3.5%. The operating lease resulted in the Company recording a leased right to use asset of $828,608 and associated liability.

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

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2024
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(777,400)	$1,614,600
Channel Relationships	2,628,080	(1,868,857)	759,223
Internally Developed Software	7,837,115	(6,045,723)	1,791,392
Trade Name and Trademarks	1,330,472	(431,892)	898,580

	$14,187,667	$(9,123,872)	$5,063,795

	DECEMBER 31, 2023
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(538,200)	$1,853,800
Channel Relationships	2,628,080	(1,693,652)	934,428
Internally Developed Software	7,892,045	(4,331,203)	3,560,842
Trade Name and Trademarks	1,330,472	(343,194)	987,278

	$14,242,597	$(6,906,249)	$7,336,348

Purchased Intangibles

For the year ended December 31, 2024, there were no disposals or sales of purchased intangible assets.

Internally Developed

For the year ended December 31, 2024, the Company did not incur any capitalized development costs. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

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

The aggregate amortization expense recorded was approximately $2,252,000 and $2,282,300 for the years ended December 31, 2024 and 2023, respectively.

No impairment charges were recorded for the year ended December 31, 2024. The Company recorded an impairment charge of $0.2 million to for the year ended December 31, 2023 as part of its impairment assessment of long-lived assets and reduced the impaired internally developed software assets to the estimated fair value and adjusted the remaining useful lives as applicable on those assets as of December 31, 2023.

As of December 31, 2024, estimated annual amortization for our intangible assets for each of the next five years and beyond is approximately:

2025	$1,737,980
2026	1,032,204
2027	530,526
2028	503,106
2029	373,450
Thereafter	886,529
Total	$5,063,795

10. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Balances, January 1	$5,811,578	$5,811,578

Balances, December 31	$5,811,578	$5,811,578

In December 31, 2024 in connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business and margins, projected new business as well considering modifications to the Company’s cost structure and discounted those cashflows to determine a market value of the Company.  At December 31, 2023 in connection with its annual budgeting and forecast process, the Company projected future cashflows based on existing business and margins, projected new business as well considering modifications to the Company’s cost structure The market approach utilizes multiples of earnings before interest expense, taxes, depreciation and amortization (EBITDA) to estimate the fair value of our reporting unit. The market multiples used for our single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. The assessment did not result in any impairment of goodwill as of December 31, 2024 and 2023.

11. Other Current Liabilities

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2024	2023

Carrier service costs	$25,116,590	$12,959,350
Salaries and payroll taxes	2,210,150	1,681,160
Inventory purchases, consultants and other costs	3,495,405	1,463,102
Other	29,110	72,090

	$30,851,255	$16,175,702

12. Credit Agreements

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC (the “Buyer”) for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company (collectively, the “Purchased Receivables”). The Purchase Agreement terminated in April of 2024 and was not renewed. Prior to the 2024 termination, we sold a total of $2.9 million of receivables for $2.8 million in proceeds net of fees.

During the year ended December 31, 2023, we sold a total of $5.2 million of receivables for $5.1 million in proceeds net of fees

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”). On February 18, 2025, the Company renewed the Credit Facility for an additional year until February 28, 2026.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of December 31, 2024. The Company was in compliance with its covenants at December 31, 2024.

13. Income Taxes

Income tax provision is as follows for the years ended:

	DECEMBER 31,
	2024	2023

Current provision (benefit)
State	$30,000	$30,000
Foreign	(20,285)	(3,914)
Total	9,715	26,086

Deferred provision (benefit)
Federal	5,252	57,849
State	6,001	77,519
Foreign	(24,727)	(28,211)
Total	(13,474)	107,157

Income tax provision (benefit)	$(3,759)	$133,243

Income tax provision effective rates, which differs from the federal and state statutory rate as follows for the years ended:

	DECEMBER 31,
	2024	2023

Statutory federal income tax rate	21.0%	21.0%
State, net of federal benefit	3.0%	4.4%
Non-deductible expenses	2.0%	-1.3%
Valuation allowance	-13.1%	-23.4%
Foreign rate differential	-2.1%	-0.6%
Return to accrual difference true-ups	-19.2%	-1.7%
Other	-2.0%	-0.8%
Deferred tax adjustment and true-up	10.6%	0.2%
Combined effective tax rate	0.2%	-2.2%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$11,743,537	$11,836,460
Alternative minimum tax credit	45,650	45,650
Share-based compensation	419,033	531,179
Intangible amortization	(368,934)	(334,043)
Lease liability	1,804,217	1,581,946
Other assets	1,082,595	770,488

Total deferred tax assets	14,726,098	14,431,680
Less: valuation allowance	(12,160,371)	(11,930,917)
Total deferred tax assets, net	2,565,727	2,500,763

Deferred tax liabilities:
Goodwill amortization	399,032	366,764
Depreciation	536,851	456,913
Foreign intangible amortization	223,929	276,321
Other liabilities	18,351	15,052
Lease asset	1,398,979	1,402,636

Total deferred tax liabilities	2,577,142	2,517,686

Net deferred tax (liability) asset	$(11,415)	$(16,923)

As of December 31, 2024, the Company had approximately $41.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes that consist of $29.4 million that will expire between 2025 and 2037 and $10.5 million related to years after December 31, 2017 that does not have an expiration under current tax law. NOLs arising in tax years beginning in 2018 and after may only reduce 80 percent of taxable income every year but can be carried forward indefinitely. Included in the recorded deferred tax asset, the Company had a benefit of approximately $54.9 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2025 and 2044.

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

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2024	2023

Beginning balance	$(11,930,917)	$(10,503,243)
Increases	(229,454)	(1,427,674)

Ending balance	$(12,160,371)	$(11,930,917)

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, management recorded a valuation allowance against a portion of domestic deferred tax assets because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. During the year ended December 31, 2024, the Company increased the valuation allowance by $0.2 million. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

 The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2020 forward. As of December 31, 2024, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2024 or 2023. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

14. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share.  Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors.  As of December 31, 2024, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance.  There were no issuances of or outstanding preferred stock during the years ended December 31, 2024 and 2023.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share.  As of December 31, 2024, there were 9,485,508 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

There were no stock option exercises during the years ended December 31, 2024 and 2023.

Common Stock Issuances – Restricted Stock Awards

 During the year ended December 31, 2024, there were 692,468 shares of common stock issued in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the year ended December 31, 2023, there were 169,737 shares of common stock issued in accordance with the vesting terms of the RSAs. Two employees received less than the shares vested because they elected to have a total of 1,993 shares withheld in satisfaction of the employees corresponding tax liability of approximately $3,600. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2024 and 2023, the Company granted 399,496 RSAs and 628,572 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were no stock option awards granted during the year ended December 31, 2024. There were 288,570 stock option awards granted during the year ended December 31, 2023.

Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the years then ended as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Stock options granted	-	288,570
Expected dividend yield	-	-
Expected volatility	-	61.6% - 62.2%
Risk-free interest rate	-	4.1%
Term	-	4 years

Non-Qualified Stock Option Awards

A summary of NQSO activity as of December 31, 2024 and 2023, and changes during the years then ended are set forth below:

	2024		2023
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED OPTIONS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	288,570	$0.91	-	-
Granted (+)	-	-	288,570	$0.91
Expired (-)	-	-	-	-
Vested/Excercised (-)	-	-	-	-
Non-vested balances, December 31,	288,570	$0.91	288,570	$0.91

	2024		2023
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE OPTIONS	Shares	Exercise Price	Shares	Exercise Price

Awards outstanding, January 1,	288,570	$2.04	7,500	$4.90
Granted (+)	-	-	288,570	$2.04
Cancelled (-)	-	-	-	-
Expired (-)	-	-	7,500	$4.90
Awards outstanding, December 31,	288,570	$2.04	288,570	$2.04

Awards vested and expected to vest,
December 31,	285,923	$2.04	285,923	$2.04

Awards outstanding and exercisable,
December 31,	-	-	-	-

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2024 are as follows:

			Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	3.73	3.73	-
Aggregate intrinsic value	$806,681	$799,282	$-

Restricted Stock Awards

A summary of RSA activity as of December 31, 2024 and 2023, and changes for the years then ended are set forth below:

	2024	2023
VESTED AND NON-VESTED AWARDS

Non-vested awards outstanding, January 1,	615,992	188,903
Granted (+)	399,496	628,572
Cancelled (-)	-	31,746
Vested (-)	692,468	169,737
Non-vested awards outstanding, December 31,	323,020	615,992

Weighted-average remaining contractual life (in years)	1.1	0.3

Unamortized RSA compensation expense	$558,518	$483,416

Aggregate intrinsic value of RSAs non-vested, December 31	$1,563,417	$1,429,101

Aggregate intrinsic value of RSAs vested, December 31	$1,833,635	$326,628

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

Stock Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options-based expense and stock grant expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2024			YEAR ENDED DECEMBER 31, 2023
	Shared-Based Compensation Expense			Shared-Based Compensation Expense
	Employees	Directors	Total	Employees	Directors	Total

Restricted share-based compensation expense	$852,168	$244,894	$1,097,062	$641,730	$272,464	$914,194
Non-qualified option share-based compensation expense	114,185	-	114,185	46,797	-	46,797

Total share-based compensation before taxes	$966,353	$244,894	$1,211,247	$688,527	$272,464	$960,991

At December 31, 2024, the Company had approximately $0.7 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.2 years.

16. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Basic and Diluted Earnings Per Share Computation:
Net loss	$(1,934,279)	$(4,046,473)
Weighted average number of common shares	9,319,300	8,830,709
Basic and Diluted Loss Per Share	$(0.21)	$(0.46)

For the year ended December 31, 2024, the Company had unexercised stock options of 288,570, RSAs of 323,020 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the year ended December 31, 2023, the Company had unexercised stock options of 288,570, RSAs of 615,992 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

17. Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Balances, January 1	$(334,899)	$(350,234)

Net foreign currency translation (loss) gain	(116,046)	15,335

Balances, December 31	$(450,945)	$(334,899)

18. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Legal Matters

The Company is not involved in any material legal proceedings.

19.  Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

Carrier Services	$86,793,728	$58,229,511
Managed Services	55,778,021	47,796,849

	$142,571,749	$106,026,360

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

U.S. Federal Government	$118,895,394	$84,475,325
U.S. State and Local Governments	409,413	561,378
Foreign Governments	65,707	79,556
Commercial Enterprises	23,201,235	20,910,101

	$142,571,749	$106,026,360

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

United States	$138,485,497	$102,017,851
Europe	4,086,252	4,008,509

	$142,571,749	$106,026,360

During the year ended December 31, 2024 and 2023, the Company recognized approximately $2.1 million and $1.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively. The deferred revenue liability was approximately $2.1 million as of December 31, 2022.

20. Segment Information

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer and is responsible for reviewing segment performance and making decisions regarding resource allocation.

We operate as one segment based on the consolidated information used by our CODM in evaluating the financial performance of our business and allocation resources. This single segment represents our Company’s business, WidePoint, which is providing managed services for government and commercial clients that include Identity Management (IdM), secure Mobility Managed Services (MMS), Telecom Lifecycle Management, Digital Billing & Analytics and IT as a service (ITaaS). We present a single segment for purposes of financial reporting and prepared consolidated financial statements upon that basis.

The CODM assesses performance for the reporting segment and decides how to allocate resources based on consolidated revenue, gross profit and net income (loss), which also is reported on the Consolidated Statement of Operations, in addition to other key financial indicators, including gross margin, guiding strategic decisions to align with company-wide goals. The CODM uses the performance measures and key financial indicators in managing the business, allocating resources, making operating decisions, assessing financial performance, deciding investment decisions such as acquisitions.

The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, substantially all of the Company's revenues and long-lived assets are attributable to operations is in the United States for all periods presented.

The following table reflects certain financial data for our reportable segment:

	YEARS ENDED
	DECEMBER 31,
	2024	2023

REVENUES	$142,571,749	$106,026,360
Carrier services cost	(86,793,729)	(58,233,989)
Managed service costs	(36,773,615)	(32,146,844)
Depreciation and amortization	(3,268,820)	(3,370,868)
Stock based compensation	(1,211,247)	(960,991)
Other segment items (1)	(16,397,202)	(15,281,940)
Interest expense	(242,835)	(239,526)
Interest income	214,587	90,679
Other expense	(29,408)	(62,597)
Income tax benefit (expense)	(3,759)	133,243

NET LOSS FOR THE PERIOD:	$(1,934,279)	$(4,046,473)

(1) Other segment items include sales and marketing costs, general, administration and overhead costs, and bad debt expense.

21.  Subsequent Events

On February 18, 2025, the Company renewed its line of credit with Old Dominion Bank under the same terms as its initial line of credit agreement for an additional year until February 28, 2026.

Effective March 1, 2025, the Company entered into a new lease agreement, to lease office space in the Hampton Virginia area. The lease commenced on March 1, 2025 and is for a term of seventy-six months, with a monthly rent obligation of $8,235, subject to annual rent increase of 3%. The operating lease resulted in the Company recording a leased right to use asset of $678,530 and associated liability.

