Form 10-K/A
period 2024-12-31
WIDEPOINT CORP
filed 2025-04-30
CIK 1034760

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

(703) 349-2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, $0.001 par value per share	WYY	NYSE AMERICAN

Securities registered pursuant to Section 12(g) of the act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On April 15, 2025, WidePoint Corporation filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires, the terms “Company” and “WidePoint,” as well as the words “we,” “our,” “ours” and “us,” refer collectively to WidePoint Corporation and its consolidated subsidiaries.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s directors and executive officers as of April 22, 2025 are set forth below.  Our executive officers serve at the discretion of the board of directors. There are no family relationships among any of our executive officers or directors.

Name	Age	Position

Jin Kang	60	Chief Executive Officer, President and Director (Class I, term expiring 2025)
Todd Dzyak	52	Executive Vice President, and Chief Operating Officer
Robert George	61	Executive Vice President, and Chief Financial Officer
Jason Holloway	57	Executive Vice President, and Chief Revenue Officer
Ian Sparling	59	Executive Vice President, and Chief Operating Officer, International
Julie A. Bowen	59	Director (Class I, term expiring 2025)
Philip Garfinkle	62	Chairman of the Board (Class II, term expiring 2026)
John Fitzgerald	71	Director (Class III, term expiring 2027)

Jin Kang has served as a director and as our Chief Executive Officer and President since his appointment on July 5, 2017. Prior to his appointment as Chief Executive Officer and President of the Company, Mr. Kang served as Executive Vice President and Chief Operations Officer of WidePoint since June 30, 2012. Mr. Kang has also served as the Chief Executive Officer and President of WidePoint Integrated Solutions Corp., a wholly-owned subsidiary of the Company, since our acquisition of WidePoint Integrated Solutions Corp. formerly, iSYS, LLC on January 4, 2008. Mr. Kang founded WidePoint Integrated Solutions Corp. in 1999 and has managed the company since its inception. Mr. Kang has over 39 years of professional experience in both public and private sectors. Prior to founding, iSYS, LLC (now WidePoint Integrated Solutions Corp.), Mr. Kang held various senior management positions at large technology companies to include, Northrop Grumman, Science Applications International Corporation (SAIC), ManTech, and Atlantic Research Corporation. Mr. Kang managed marquee contracts for the federal government such as the Combined DNA Index System (CODIS) for the Federal Bureau of Investigation and Defense Medical Information Systems/Systems Integration, Design Development, Operations and Maintenance Services (D/SIDDOMS). Mr. Kang also served on the McDaniel College’s Board of Trustees. Mr. Kang received a Bachelor and Master’s Degrees in Computer Science and Computer Systems Management from the University of Maryland.  Mr. Kang brings to the Board years of experience in the Federal Government Information Technology Services field. This experience, as well as his experience with the Company, led the Board to conclude that he should serve as a director of the Company.

Todd Dzyak  has served as the Company’s Chief Operating Officer of WidePoint Corporation, since August 15, 2022.  Prior to his appointment as the Company’s Chief Operating Officer, Mr. Dzyak, has served as the President of the Company’s subsidiary, WidePoint Integrated Solutions Corp., a position held since 2017. Prior to such time, Mr. Dzyak served as Sr. Vice President, Telecom Expense Management Operations from 2007 to 2017. Mr. Dzyak has a Bachelor of Science in Psychology from Bowling Green State University.

Robert J George has served as Executive Vice President and Chief Financial Officer since his appointment effective April 1, 2022. Mr. George brings more than 30 years of diverse business experiences to the Company ranging from entrepreneurial companies to publicly traded multinational corporations. Prior to his appointment, Mr. George served as Chief Financial Officer of Exovera LLC, a SOS International subsidiary. Mr. George has extensive tenure in strategic planning, financial forecasting and analysis, financial systems design and implementation, and building and managing successful organizations. Areas of expertise also include domestic and international taxation; US GAAP, SEC reporting, and Sarbanes-Oxley matters; and US Federal Government contracting matters (e.g., FAR and CAS requirements). Mr. George’s prior experience also includes executive roles at Exelis Incorporated, Computer Sciences Corporation, OAO Technology Solutions Inc., and AppNet Systems Inc. As a Corporate Development executive at these various companies, Mr. George led all aspects of the merger and acquisition process resulting in closing 32 transactions in all major geographies of the world totaling $3.4 billion in transaction value. Mr. George graduated from the University of Maryland at College Park with a Bachelor of Science in Accounting.

Jason Holloway has served as the Company’s Chief Revenue Officer since August 15, 2022. Prior to his appointment Mr. Holloway served as the Chief Executive Officer and President of WidePoint’s wholly-owned subsidiary, WidePoint Cybersecurity Solutions Corporation, since July 10, 2017 and has served as the Company’s Executive Vice President and Chief Sales and Marketing Officer since May 2016. Mr. Holloway has been in the IT industry for more than 25 years, holding senior executive positions in multiple IT organizations, with a primary focus on business development, sales, and management to profitability. Mr. Holloway has industry vertical experience in Government, Technology, Finance, Transportation, Health Care, Entertainment, and Manufacturing. Mr. Holloway co-founded Nexcentri, an IT provider for the Credit Union industry, in 2001 and served as president and CEO until 2013. At Nexcentri, working with key vendor partners including Microsoft, First Data, and HP, he developed and implemented three successful financial services software products and was recognized as the first Credit Union service organization to successfully conduct business internationally. Prior to Nexcentri, he was president and CEO of Networked Knowledge Systems (NKS), a global Linux security managed service company where he increased annual revenue more than 800% in five years, servicing clients such as IBM and PwC, and making NKS an Open Source Managed Security industry leader. In addition, Mr. Holloway has held several key executive roles within technology start-up companies that were being positioned for an IPO.

Ian Sparling has served as the Company’s Chief Operating Officer, International since August 15, 2022. Prior to his appointment as the Company’s Chief Operating Officer, International and CEO of Soft-ex, Mr. Sparling served as the CEO of Soft-ex a position held since 2006  having previously held the position of CFO 2001 to 2005.  Prior to such time. Mr. Sparling served as Group Financial Controller of Fitzwilton Plc from 1993 to 2001 and qualified as a chartered accountant with PWC in 2000. He is a Fellow of the Institute of Chartered Accountants, holds a Bachelor of Commerce degree along with a postgraduate degree in finance, from University College Dublin, and recently qualified as a Chartered Director with the IOD. He also holds a Diploma in International Selling from the Technological University Dublin. With a keen interest in both Strategy and Leadership, Mr. Sparling is a guest lecturer for a number of MBA programs.

Julia A. Bowen has served as a director since her appointment on February 9, 2019 pursuant to a prior appointment and standstill agreement with Nokomis Capital L.L.C. Ms. Bowen is currently senior Vice President, operations, outreach, Chief Legal Officer and corporate secretary, interim Vice President, Aviation for The MITRE Corporation, where she advises on all legal matters, including cybersecurity, contracting, international and global presence, intellectual property, HR, and national security. Previously, Bowen held several senior positions in the private sector, including chief legal counsel of DHL Global Mail, vice president, general counsel and secretary of QuadraMed Corporation, and vice president, general counsel and secretary of TREEV. Bowen is an active member of industry, academic and professional groups, including the Northern Virginia Technology Council and the Association of Corporate Counsel. She also serves on the Advisory Board of Manetu, Inc. Ms. Bowen graduated from The Catholic University of America, where she received her bachelor’s and law degrees. She is admitted to the bars of Maryland, the District of Columbia and Virginia.  Ms. Bowen brings to the Board extensive knowledge of legal, corporate governance, government contracting, and government relations. This experience, as well as her independence from the Company, led the Board to conclude that she should serve as a director of the Company.

John Fitzgerald has served as an independent director since his appointment in June 2021. Mr. Fitzgerald has had a successful 40-year career in various key financial leadership roles in several industries, including advance innovation technology businesses, manufacturing, and service companies. Most recently, he was the Executive Vice President and Chief Financial Officer for LGS Innovations, LLC from July 2014 until April 2018. Previously, Mr. Fitzgerald was ManTech International Corporation’s Senior Vice President of Finance and Principal Accounting Officer from 2004 to 2012. He was Vice President and Chief Accounting Officer for DynCorp from 1997 to 2003. Prior to that, he was Vice President and Controller at Litton/PRC Inc. from 1992 to 1997. Mr. Fitzgerald has also held various senior financial positions including Chief Financial Officer at other businesses. He has many years of financial management experience in public and government contracting companies. Mr. Fitzgerald has broad and deep experience in financial reporting, mergers, acquisitions, divestitures, reorganization, strategic planning, and others key areas. Mr. Fitzgerald started his career at public accounting firm Ernst & Young. He graduated from the University of Maryland in Business Administration and Accounting.  Mr. Fitzgerald brings to the Board extensive knowledge of accounting and financial management experience. This experience, as well as his independence from the Company, led the Board to conclude that he should serve as a director of the Company.

Phil Garfinkle has served as an independent director since his appointment on June 18, 2020. Mr. Garfinkle is a successful technology visionary, bringing a wealth of experience as an entrepreneur, inventor, CEO, and deal maker, with a focus on emerging technologies. He is a five-time successful entrepreneur and has been the senior operating manager in many successful organizations. Mr. Garfinkle is currently Managing Director of Navig8 USA, Senior Managing Partner at Planet Cotton, and Senior Managing partner at Anchors Away Travel.  He also serves as an Economic Evaluator for the MIPS program in the state of Maryland. He possesses a unique blend of technological and business acumen to guide business on a path to success. He was a co-founder of Yazam, an Israeli / global Venture Capital / Merchant Banking organization, which he sold to US Technologies. He also founded PhotoNet Japan, which went public in 2002, PictureVision (Chairman, CEO, and President), which he led the sale to Kodak, where he also served as a Senior Executive. PictureVision pioneered online photo processing, sharing, and printing services. He established alliances with AOL for “You’ve Got Pictures,” Sony’s ImageStation, Adobe, and many other major product lines. PictureVision was known for its excellence in engineering which he multi-located globally. Mr. Garfinkle has also served as Chairman of Johns Hopkins Technology Advisory Board, focused on technology transfer from academia to the commercial sector. Mr. Garfinkle brings to the Board extensive knowledge of technology and entrepreneurial experience. This experience, as well as his independence from the Company, led the Board to conclude that he should serve as a director of the Company.

CORPORATE GOVERNANCE

The Company’s Board is classified into three classes of directors, with one class of directors being elected at each annual meeting of stockholders of the Company to serve for a term of three years or until the earlier expiration of the term of their class of directors or until their successors are elected and take office. The Bylaws of the Company provide that the Board will determine the number of directors to serve on the Board. The Company’s Board presently consists of four members (two Class I directors, one Class II director and one Class III director) with no vacancies.

The Board of Directors held six (6) meetings during 2024. During this period, all of the directors attended or participated in more than 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all Committees of the Board of Directors on which each such director served.  The Board currently has the following standing Committees: Audit; Corporate Governance and Nominating and Compensation. The current composition of the Board of directors and standing committees of the Board of Directors is summarized below:

Name	Board Class	Term End	Audit Committee	Corporate Governance and Nominating Committee	Compensation Committee

Philip Garfinkle*	II	2026	X	X *	X
John Fitzgerald	III	2027	X *	X	X
Julia A. Bowen	I	2025	X	X	X *
Jin Kang	I	2025

_______________

*Chair.

The Audit, Corporate Governance and Nominating, and Compensation Committees consist entirely of independent, non-employee directors in accordance with the listing standards of the NYSE American. Membership and principal responsibilities of the Board’s Committees are described below. Each Committee of the Board has adopted a charter and each such charter is available free of charge on our website, www.widepoint.com, or by writing to WidePoint Corporation, 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, c/o Corporate Secretary.

Audit Committee

The Audit Committee met four (4) times in 2024. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The primary functions of the Audit Committee are to: appoint (subject to stockholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as the Company’s independent accountants to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in our Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to WidePoint by the independent accountants who audit its financial statements. At each meeting, Audit Committee members may meet privately with representatives of Moss Adams LLP, our independent accountants, and with the Company’s Chief Financial Officer.

The Board has determined that each member of the Audit Committee meet the definition of "independent director" for purposes of serving on an audit committee under applicable rules of the Securities and Exchange Commission and the listing standards of the NYSE American. In addition, the Board has determined that Mr. Fitzgerald satisfies the “financially sophisticated” requirements set forth in the NYSE American Company Guide, and has designated Mr. Fitzgerald as the “audit committee financial expert,” as such term is defined in the rules and regulations of the SEC.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee met one (1) time in 2024. The primary functions of this Committee are to: identify individuals qualified to become Board members and recommend to the Board the nominees for election to the Board at the next Annual Meeting of Stockholders; review annually and recommend changes to the Company’s Corporate Governance Guidelines; lead the Board in its annual review of the performance of the Board and its committees; review policies and make recommendations to the Board concerning the size and composition of the Board, the qualifications and criteria for election to the Board, retirement from the Board, compensation and benefits of non-employee directors, the conduct of business between WidePoint and any person or entity affiliated with a director, and the structure and composition of the Board’s Committees; review the Company’s policies and programs relating to compliance with its Code of Business Conduct, overseeing the management of risks inherent in the operation of our business, including cybersecurity, and such other matters as may be brought to the attention of the Committee regarding WidePoint’s role as a responsible corporate citizen. See “Identification and Evaluation of Director Candidates” and “Director Compensation” below.

Compensation Committee

The Compensation Committee met three (3)times in 2024. The primary functions of the Compensation Committee are to: evaluate and approve executive compensation plans, policies and programs, including review of relevant corporate and individual goals and objectives, as submitted by the Chief Executive Officer; evaluate the Chief Executive Officer’s performance relative to established goals and objectives and, together with the other independent directors, determine and approve the Chief Executive Officer’s compensation level based on this evaluation; review and approve the annual salary and other remuneration of all other officers; review the management development program, including executive succession plans; review with management, prior to the filing thereof, the executive compensation disclosure included herein; recommend individuals for election as officers; and review or take such other action as may be required in connection with the bonus, stock and other benefit plans of WidePoint and its subsidiaries.

Director Independence

The listing standards of the NYSE American require that our Board be comprised of a majority of "independent directors" and that the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee each be comprised solely of "independent directors," as defined under the listing standards of the NYSE American.

The Company’s Corporate Governance and Nominating Committee conducts an annual review of the independence of the members of the Board and its Committees and reports its findings to the full Board of Directors. Based on the report and recommendation of the Corporate Governance Committee, the Board has determined that each of the Company’s non-employee directors each satisfy the independence criteria set forth in the listing standards of the NYSE American and Securities and Exchange Commission rules.

Identification and Evaluation of Director Candidates

The Corporate Governance and Nominating Committee is charged with seeking individuals qualified to become directors and recommending candidates for all directorships to the full Board of Directors. The Committee considers director candidates in anticipation of upcoming director elections and other potential or expected Board vacancies.

The Committee considers director candidates suggested by members of the Committee, other directors, senior management and stockholders.

Director candidates are reviewed by the Committee based on the needs of the Board and the Company’s various constituencies, their relative skills, characteristics and age, and against the following qualities and skills that are considered desirable for Board membership: exemplification of the highest standards of personal and professional integrity; independence from management under applicable securities laws, listing standards, and the Company’s Corporate Governance Principles; experience and industry and educational background; potential contribution to the composition, diversity and culture of the Board; and ability and willingness to constructively challenge management through active participation in Board and committee meetings and to otherwise devote sufficient time to Board duties.

The Committee’s charter includes diversity as one of the criteria used to evaluate director candidates. The Corporate Governance and Nominating Committee may consider diversity in its broadest sense when evaluating candidates. Though we do not have a formal policy regarding how diversity will be considered in identifying potential director nominees, our Corporate Governance Guidelines direct that the evaluation of nominees should include (but not be limited to) an assessment of whether a nominee would provide the Board with a diversity of viewpoints, backgrounds, experiences, and other demographics.

In evaluating the needs of the Board, the Committee considers the qualifications of sitting directors and consults with other members of the Board, the Chief Executive Officer and other members of senior management. All recommended candidates must possess the requisite personal and professional integrity, meet any required independence standards, and be willing and able to constructively participate in, and contribute to, Board and committee meetings. Additionally, the Committee conducts regular reviews of current directors whose terms are nearing expiration, but who may be proposed for re-election, in light of the considerations described above and their past contributions to the Board.

Although the Committee has not formulated any specific minimum qualifications that the Committee believes must be met by a nominee that the Committee recommends to the Board, the factors it will take into account will include strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. There will be no differences between the manner in which the Committee evaluates a nominee recommended by a stockholder and the manner in which the Committee evaluates nominees recommended by other persons.

Process for Communication with Board Members

Interested parties may communicate directly with the Board, or the presiding director for an upcoming meeting or the non-employee directors as a group, by writing to WidePoint Corporation, 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030, c/o Corporate Secretary. Communications may also be sent to individual directors at the above address.

Director Attendance at Annual Meetings

The Company has adopted a policy that each director should attempt to attend and/or be available via online access or phone for each Annual Meeting of Stockholders. All members of the Board attended last year’s Annual Meeting of Stockholders virtually.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate. Our board reserves the right to assign the responsibilities of the Chief Executive Officer and Chairman in different individuals or in the same individual if, in the Board’s judgment, a combined Chief Executive Officer and Chairman position is determined to be in the best interest of our Company. In the circumstance where the responsibilities of the Chief Executive Officer and Chairman are vested in the same individual or in other circumstances when deemed appropriate, the Board will designate a lead independent director from among the independent directors to preside at the meetings of the non-employee director executive sessions. The positions of Chief Executive Officer and Chairman have been separate since Steve L. Komar retired as our Chief Executive Officer in January 2017. Currently, Phil Garfinkle as the non-executive Chairman of the Board. Our Board retains the authority to modify this structure to best address our Company’s unique circumstances as and when appropriate.

Non-management members of the Board of Directors conduct at least two regularly scheduled meetings per year without members of management being present. Following an executive session of non-employee directors, the Presiding Independent Director may act as a liaison between the non-employee directors and the Chairman, provide the Chairman with input regarding agenda items for Board of Directors and Committee meetings, and coordinate with the Chairman regarding information to be provided to the non-employee directors in performing their duties.

The Board oversees the management of the risks inherent in the operation of the Company’s business. This is accomplished principally through the Audit Committee and the Corporate Governance and Nominating Committee. Additionally, the Compensation Committee is responsible for overseeing the assessment of risks associated with the Company’s compensation policies and programs. Each of these committees receives and discusses reports regularly with members of management who are responsible for applicable day-to-day risk management functions of the Company, and reports regularly to the Board. The Board’s, the Audit Committee’s and the Compensation Committee’s respective roles in our risk oversight process have not affected our Board leadership structure.

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

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 are generally required to be filed before the end of the second business day following the day on which the change in beneficial ownership occurred. Based on the Company's review of Forms 3 and 4 filed during 2024, all such Forms 3 and Forms 4 were filed on a timely basis, except a late Form 4 was filed by each of our officers and directors on July 24, 2024 reporting the grant of restricted stock.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of compensation awarded to, earned by, or paid to each of our named executive officers, whom we refer to as our “NEOs,” during 2024 and describes our policies and decisions made with respect to the information contained in the following tables, related footnotes and narrative for 2024. The NEOs are identified below in the table titled “Summary Compensation Table.” In this compensation discussion and analysis, we also describe various actions regarding NEO compensation taken before or after 2024 when we believe it enhances the understanding of our executive compensation program.

Overview of Our Executive Compensation Philosophy and Design

We believe that a skilled, experienced and dedicated executive and senior management team is essential to the future performance of our Company and to building stockholder value. We have sought to establish competitive compensation programs that enable us to attract and retain executive officers with these qualities. The other objectives of our compensation programs for our executive officers are the following:

•	to motivate our executive officers to achieve strong financial performance;

•	to attract and retain executive officers who we believe have the experience, temperament, talents and convictions to contribute significantly to our future success; and

•	to align the economic interests of our executive officers with the interests of our stockholders.

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

It is our Chief Executive Officer’s (CEO) responsibility to provide recommendations to the Compensation Committee for most compensation matters related to executive compensation. The recommendations are based on a general analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations and has the right to obtain independent compensation advice. Neither the Chief Executive Officer nor any other members of management is present during executive sessions of the Compensation Committee. The Chief Executive Officer is not present when decisions with respect to his compensation are made. Our Board of Directors appoints the members of our compensation committee and delegates to the compensation committee the direct responsibility for overseeing the design and administration of our executive compensation program. In 2023, the Compensation Committee of the Board of Directors authorized an executive compensation study by, Ernst & Young LLP, an independent compensation consultancy, to evaluate whether the current executive compensation program reflects market compensation for directors of similarly-sized organizations. The Consultant performed benchmarking analysis using the following publicly traded companies:

As a result of the benchmarking, the annual base salary for Jin Kang, our Chief Executive Officer, was adjusted from $350,000 to $375,000 effective April 1, 2024.

                During 2024, we entered into new employment agreements with each of Jin Kang, Todd Dzyak, Robert George, Jason Holloway and Ian Sparling.  The employment agreements are substantially the same as the prior employment agreements except that the agreements: (i) were each extended to December 31, 2027 (with one year auto-renewal); (ii) provide for an annual base salary of $375,000 for  Kang, $275,000 for Todd Dzyak, $275,000 for Robert George, $275,000 for Jason Holloway and €250,000 for Ian Sparling; (iii) provide for an annual target bonus of 50% of base salary with a maximum of 100% (other than Mr. Kang’s whose is targets are 75% and 150%, respectively and (iv) provide for an award of 10,000 shares of restricted stock subject to time vesting (20,000 for Mr. Kang).

Elements of Executive Compensation

We believe the most effective compensation package for our NEOs is one designed to reward achievement of individual and corporate objectives, provide for short-term, medium-term and long-term financial and strategic goals and align the interest of management with those of the stockholders by providing incentives for improving stockholder value. Compensation for our NEOs consists of base salary and an annual bonus opportunity, a long-term equity incentive plan through multi-year vesting restricted stock units and performance shares that are earned upon the satisfaction of performance goals based upon (i) revenue; and (ii) Adjusted EBITDA as a percentage of revenue. Our annual bonus opportunity is intended to incentivize the achievement of goals that drive annual performance, while our long-term performance goals are intended to incentivize the achievement of goals that drive multi-year performance.

Base Salary. We pay our NEOs a base salary to compensate them for services rendered and to provide them with a steady source of income for living expenses throughout the year. The fiscal 2024 and projected fiscal 2025 salaries of our named executive officers and the percentage increases over their 2024 base salaries, if any, are as follows:

(1) Mr. Sparlings salary is denominated in Euros, which equates to $285,000 at the current exchange rate.

Annual Cash Based Bonus Opportunity. Our performance-based cash incentive compensation in recent years has included targets for achieving various levels of revenue, earnings, and other financial goals and metrics, along with individual performance assessments that has included goals in personal professional improvement, team building, and other individual personal growth goals. The amount of the annual discretionary cash based bonus award is based on individual performance assessments along with the financial performance of the Company.

In 2024, each of our NEOs had a target bonus of 50% of their base salary (75% for Mr. Kang) with the opportunity to earn a bonus of up to 100% of their base annual salary (150% for Mr. Kang) if they achieve certain financial targets of managed services revenue, Earnings (loss) per share, Free Cash Flow (defined as adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures, as well as sustainability measures and other discretionary factors.

Equity Awards. The Company has historically used equity grants and awards linked to accelerated vesting goals to retain our executives and to reinforce the alignment of interest of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our Common Stock, which, in turn, is indirectly attributable to the performance of our executive officers.

In late 2022, the Compensation Committee approved a Long-¬Term Incentive Plan (the “Plan”) designed to increase long-¬term stockholder value, align the Company’s plan with the objectives of key executives and to retain key executives in a competitive environment over a three year performance period. The Plan is a performance based plan over a term of three years (2023¬2025), with the performance goals being (i) to increase revenue; and (ii) to increase Adjusted EBITDA as a percentage of revenue. The Plan establishes a pool of 500,000 shares of the Company’s common stock to be awarded as performance share units and restricted share units to be allocated among the participants. The restricted share units vest annually over the three year period and the performance share units would vest, if earned, after the completion of the three year performance period. Upon a termination of a participating executive without cause (or by the executive for good reason), a pro rata portion of the shares awarded would be deemed earned. Upon a change of control occurring, the shares would be deemed earned (subject to time vesting). Our NEOs were each awarded 50,000 restricted stock  shares, vesting annually over three years, subject to continued service with us.

We believe the Plan reinforces the alignment of interests of our NEOs with those of our stockholders as they indirectly influence the performance of the Company’s common stock. We believe the compensation model described above for our NEOs motivates our NEOs to expand their expertise and expand the effectiveness of the Company’s staff allowing for greater organization efficiencies while improving Company performance, which drives short-term, medium-term, and long-term organizational improvement and ultimately value for the stockholders in the form of better financial and common stock performance.

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

Summary Compensation Table

The following table summarizes the compensation earned by us during the prior three years for our NEOs:

(1) Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

Stock Awards are comprised of :

(a)	2023 performance bonus to all the NEO’s paid in restricted stock, which were granted in April 2024 and vest on May 16, 2025, 2026 and 2027.
(b)	Restricted stock grants in connection with amended Employment Agreements, which were granted in July 2024 and vest on May 16, 2025, 2026 and 2027.
(c)	Restricted stock grants related to the Bonus Inventive Plan 2023, which were granted in July 2024 and vest on March 27, 2025.

(2) Bonuses for 2024 contain an objective and subjective component.  The subjective component will be determined by the compensation committee. The amounts presented are at the top end of the subjective range and subject to downward revision by the compensation committee.

(3) Other compensation for Mr. Sparling consists of a car allowance of $15,500 and a contribution to a pension scheme of $14,500 which is customary in the European Union, and $2,000 toward country club fees. Amounts classified as other compensation for the other NEO’s relate to company matching contributions toward their 401(k) savings plans.

Grant of Plan Based Awards For 2024

For the year ended December 31, 2024, NEO’s were granted equity awards as summarized below:

Outstanding Equity Awards at December 31, 2024

The following table sets forth information on outstanding equity awards held by NEOs at December 31, 2024:

(1)	Options vest in full on August 4, 2026, subject to continued service.
(2)	Restricted shares vest as follows:

Name:	Vesting Terms:
Jin Kang

33,333 shares of restricted stock, valued at $161,332, vested on Jan 01, 2025 and 2026; and 20,000 shares of restricted stock, valued at $96,800, vested on May 16, 2025, 2026 and 2027; and 2,916 shares of restricted stock, valued at $14,113 vested on May  27, 2025.

Todd Dzyak

33,333 shares of restricted stock, valued at $161,332, vested on Jan 01, 2025 and 2026; and 10,000 shares of restricted stock, valued at $48,400, vested on May 16, 2025, 2026 and 2027; and 2,916 shares of restricted stock, valued at $14,113 vested on May  27, 2025.

Robert George

33,333 shares of restricted stock, valued at $161,332, vested on Jan 01, 2025 and 2026; and 10,000 shares of restricted stock, valued at $48,400, vested on May 16, 2025, 2026 and 2027; and 2,916 shares of restricted stock, valued at $14,113 vested on May  27, 2025.

Jason Holloway

33,333 shares of restricted stock, valued at $161,332, vested on Jan 01, 2025 and 2026; and 10,000 shares of restricted stock, valued at $48,400, vested on May 16, 2025, 2026 and 2027; and 2,916 shares of restricted stock, valued at $14,113 vested on May  27, 2025.

Ian Sparling

33,333 shares of restricted stock, valued at $161,332, vested on Jan 01, 2025 and 2026; and 10,000 shares of restricted stock, valued at $48,400, vested on May 16, 2025, 2026 and 2027; and 2,916 shares of restricted stock, valued at $14,113 vested on May  27, 2025.

(3)	Based on our closing stock price on the last business day of 2024.

Option Exercises and Stock Vested for Fiscal 2024

The following table sets forth information about the exercise of options by our NEOs and the vesting of their restricted stock awards in fiscal 2024.

(1)	The amounts in this column have been computed based on the closing price of our common stock on the vesting date.

Employment Agreements and Compensation Arrangements;

Termination and Change in Control Provisions

The following describes the terms of employment agreements between the Company and the named executive officers included in the above Summary Compensation Table and sets forth information regarding potential payments upon termination of employment or a change in control of the Company.

Mr. Kang. On May 16, 2024, we entered into an employment agreement with Mr. Kang until December 31, 2027 (with one year auto-renewal) providing the following: (i) an annual base salary of $375,000; (ii) an annual target bonus opportunity equal to 75% of the base salary (with a maximum of 150% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company); (iii) a restricted stock grant of 20,000 shares subject to time vesting, (iv) participation in the Company’s employee benefit plans and (v) four (4) weeks of vacation. The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as defined in the employment agreement) or his voluntary resignation for a Good Reason (as defined in the employment agreement), Mr. Kang will receive severance compensation payable in a lump-sum of cash equal to twelve (12) months of base salary and a pro rata bonus amount. The employment agreement further provides that if within 90 days prior to or two years after a change in control of the Company there occurs any termination of Mr. Kang for any reason other than for Cause or a voluntary resignation without a Good Reason, then the Company will be required to pay to Mr. Kang a one-time severance payment equal twelve (12) months base salary and a pro rata bonus.

Mr. Holloway. On May 16, 2024, we entered into an employment agreement with Mr. Holloway. The employment agreement for Mr. Holloway is the same as Mr. Kang’s, except that it provides for: (i) an annual base salary of $275,000; (ii) a restricted stock grant of 10,000 shares subject to time vesting and (iii) an annual target bonus opportunity equal to 50% of the base salary (with a maximum of 100% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company).

Mr. George. On May 16, 2024, we entered into an employment agreement with Mr. George until December 31, 2027 (with one year auto-renewal) providing the following: (i) an annual base salary of $275,000; (ii) an annual target bonus opportunity equal to 50% of the base salary (with a maximum of 100% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company); (iii) a restricted stock grant of 10,000 shares subject to time vesting, (iv) participation in the Company’s employee benefit plans and (v) four (4) weeks of vacation.

The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as defined in the employment agreement) or his voluntary resignation for a Good Reason (as defined in the employment agreement). If Mr. George is terminated without Cause or for Good Reason prior to the first anniversary of the employment agreement, he will receive severance compensation payable in a lump-sum of cash equal to six (6) months of base salary and a pro rata bonus amount. If Mr. George is terminated without Cause or for Good Reason after the first anniversary of the employment agreement, he will receive severance compensation payable in lump-sum of cash equal to twelve (12) months of base salary and a pro rata bonus amount. Any severance payments are conditioned the execution of a general release in favor of the Company.

Mr. Dzyak. On May 16, 2024, we entered into an employment agreement with Mr. Dzyak until December 31, 2027 (with one year auto-renewal) providing the following: (i) an annual base salary of $275,000; (ii) an annual target bonus opportunity equal to 50% of the base salary (with a maximum of 100% of base salary) based on the Company achieving performance goals determined by the Compensation Committee of the Board of Directors (payable one-half in cash and one-half in common stock of the Company); (iii) a restricted stock grant of 10,000 shares subject to time vesting, (iv) participation in the Company’s employee benefit plans and (v) four (4) weeks of vacation. The employment agreement contains severance provisions which provide that upon the termination of his employment without Cause (as described in the employment agreement) or his voluntary resignation for a Good Reason (as described in the employment agreement). If Mr. Dzyak is terminated without Cause or for Good Reason prior to the first anniversary of the employment agreement, he will receive severance compensation payable in a lump-sum of cash equal to six (6) months of base salary and a pro rata bonus amount. If Mr. Dzyak is terminated without Cause or for Good Reason after the first anniversary of the employment agreement, he will receive severance compensation payable in a lump-sum of cash equal to twelve (12) months of base salary and a pro rata bonus amount. Any severance payments are conditioned the execution of a general release in favor of the Company.

Mr. Sparling. On May 16, 2024, we entered into an employment agreement with Mr. Sparling until December 31, 2027 (with one year auto-renewal). Under the employment agreement, Mr. Sparling shall be eligible to receive bonus compensation of up to 100% of his annual salary (currently €250,000) and a restricted stock grant of 10,000 shares subject to time vesting. Mr. Sparling will also receive an annual automobile allowance in the amount €16,500 and we will contribute up to €15,000 to his pension scheme. The employment period will continue unless terminated earlier by (i) Mr. Sparling upon not less than 3 months’ advance written notice or us upon not less than 9 months’ advance written notice, (ii) us or Mr. Sparling with Good Reason (as defined therein), immediately, provided that the remuneration to which Mr. Sparling is entitled under the Employment Agreement shall continue for a period of 9 months following such termination (which shall be increased to 12 months if within a specified period of a change in control), or (iii) us upon the occurrence of certain events or actions by Mr. Sparling, including Mr. Sparling being declared bankrupt or being found guilty of fraud, serious misconduct or willful neglect to carry out his duties under the employment agreement.

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” contained herein with management. Based on our Compensation Committee’s review and discussions with management, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included herein.

Julia Bowen

John Fitzgerald

Phil Garfinkle

DIRECTOR COMPENSATION

In 2023, the Compensation Committee of the Board of Directors authorized a board member compensation study by, Ernst & Young LLP, an independent compensation consultancy, to evaluate whether the current annual retainer reflects market compensation for directors of similarly-sized organizations. For 2024, directors were paid $30,000 in cash and $60,000 in restricted stock ($80,000 in restricted stock for Board Chairman) that vests at the annual meeting of stockholders.  In addition, the chairs of each committee receive additional cash retainers of $8,750 for Nominating and Corporate Governance, $10,000 for Compensation and $12,500 for Audit and each non-chair member of each committee also receives additional cash retainers ($5,000 for Nominating and Corporate Governance, $5,000 for Compensation and $6,000 for Audit).

The following table sets forth non-employee director compensation for the year ended December 31, 2024:

(1)	Represents the meeting retainers and annual payments earned in 2024. Each director is paid in arrears in quarterly installments.
(2)

Amount represents the grant date fair value calculated pursuant to ASC Topic 718. Additional information about the assumptions used when valuing equity awards is set forth in the notes the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying stock options that are exercisable currently or within 60 days. The calculation of the percentage of outstanding shares is based on 9,783,591 shares outstanding as of April 22, 2025. The mailing address for each of our directors, director nominee and officers is c/o WidePoint Corporation - 11250 Waples Mill Road, South Tower, Suite 210, Fairfax, Virginia 22030.

The following tables set forth the number of shares of our common stock beneficially owned as of April 22, 2025 by each director, director nominee, executive officer and beneficial owner of more than 5% of the outstanding shares of the common stock:

(1)

Assumes in the case of each stockholder listed above that all options and/or restricted stock held by such stockholder that are exercisable currently or vesting within 60 days of April 22, 2024 were fully exercised or vested by such stockholder, without the exercise or vesting of any shares of restricted stock or options held by any other stockholders. Excludes unvested restricted stock and options not vesting within 60 days of April 22, 2025.

(2)	Excludes restricted stock totaling 83,333 shares, granted under the long-term incentive plan, that will vest on January, 1, 2026 subject to continued service.
(3)	Includes 81,500 shares held in trust for the benefit of Mr. Holloway.
(4)	The above figures exclude stock options granted on August 4, 2023 for 48,570 underlying shares, or 9,714 for each executive, that do not vest until August 3, 2026.

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

Under the Company’s corporate governance principles (the “Corporate Governance Principles”), a majority of the Company’s Board will consist of independent directors. An “independent” director is a director who meets the NYSE American definition of independence and other applicable independence standards under SEC guidelines, as determined by the Board. The Company’s Corporate Governance and Nominating Committee conduct an annual review of the independence of the members of the Board and its Committees and report its findings to the full Board of Directors. Based on the report and recommendation of the Corporate and Nominating Governance Committee, the Board has determined that each of the Company’s non-employee directors (and the director nominee) satisfies the independence criteria set forth in the applicable NYSE American listing standards and SEC rules. Each standing Board Committee consists entirely of independent, non-employee directors.

Non-management members of the Board of Directors conduct regular meetings without members of management being present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to our principal accountants in connection with audit and audit-related, tax and other non-audit fees for the years ended December 31:

(1) Audit and quarterly review fees for the annual audit and review of financial statements included in the Company’s quarterly filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Item 15(b). Exhibits

Exhibit No.	Description

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

WidePoint Corporation

Date: April 30, 2025	s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: April 30, 2025	/s/ Robert J. George
Robert J. George
Chief Financial Officer

