Form 10-Q
period 2025-03-31
WIDEPOINT CORP
filed 2025-05-15
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 9,780,587 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
REVENUES	$34,217,739	$34,207,279
COST OF REVENUES (including amortization and depreciation of $486,193 and $576,905, respectively)	29,439,218	29,541,388
GROSS PROFIT	4,778,521	4,665,891

OPERATING EXPENSES
Sales and marketing	639,482	611,893
General and administrative expenses (including share-based compensation of $198,859 and $417,783, respectively	4,731,782	4,448,483
Depreciation and amortization	223,688	256,534

Total operating expenses	5,594,952	5,316,910

LOSS FROM OPERATIONS	(816,431)	(651,019)

OTHER (EXPENSE) INCOME
Interest income	53,430	49,426
Interest expense	(55,073)	(58,737)
Other (expense), net	-	(34,871)

Total other expense, net	(1,643)	(44,182)

LOSS BEFORE INCOME TAX BENEFIT	(818,074)	(695,201)
INCOME TAX BENEFIT	(94,011)	(42,091)

NET LOSS	$(724,063)	$(653,110)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.08)	$(0.07)
WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,552,971	8,897,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
NET LOSS	$(724,063)	$(653,110)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	26,105	(22,220)

Other comprehensive income (loss):	26,105	(22,220)

COMPREHENSIVE LOSS	$(697,958)	$(675,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,703,169	$6,775,139
Restricted cash	596,473	1,042,256
Accounts receivable, net of allowance for credit losses of $54,282 and $46,150, respectively	14,625,251	11,930,474
Unbilled accounts receivable	31,176,066	31,798,431
Other current assets	5,206,547	3,771,473

Total current assets	55,307,506	55,317,773

NONCURRENT ASSETS
Property and equipment, net	490,587	544,723
Lease right of use asset	4,534,938	4,183,561
Intangible assets, net	4,583,243	5,063,795
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	30,635	-
Other long-term assets	605,369	659,086

Total assets	$71,363,856	$71,580,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,948,105	$16,524,863
Accrued expenses	30,394,770	30,851,255
Current portion of deferred revenue	5,953,990	4,770,683
Current portion of lease liabilities	842,402	735,152

Total current liabilities	53,139,267	52,881,953

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,470,842	4,200,019
Deferred revenue, net of current portion	788,088	907,160
Deferred tax liabilities, net	-	11,415

Total liabilities	58,398,197	58,000,547

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,563,904 and 9,485,508 shares issued and outstanding, respectively	9,565	9,487
Additional paid-in capital	103,187,223	103,103,653
Accumulated other comprehensive loss	(424,840)	(450,945)
Accumulated deficit	(89,806,289)	(89,082,226)

Total stockholders’ equity	12,965,659	13,579,969

Total liabilities and stockholders’ equity	$71,363,856	$71,580,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(724,063)	$(653,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(36,400)	45,200
Depreciation expense	229,330	260,302
Provision for credit losses	6,776	7,566
Amortization of intangibles	480,552	573,137
Share-based compensation expense	198,859	417,783
Non-cash lease expense	46,444	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(1,990,901)	(5,317,052)
Inventories	(240,208)	(291,356)
Other current assets	(1,190,283)	(251,778)
Other assets	53,717	(6,412)
Accounts payable and accrued expenses	(1,072,599)	3,909,794
Income tax payable	9,543	(72,015)
Deferred revenue and other liabilities	1,044,877	(178,728)
Other liabilities	(43,235)	-

Net cash used in operating activities	(3,227,591)	(1,556,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,632)	(6,494)
Proceeds from beneficial interest in sold receivables	-	259,125

Net cash (used in) provided by investing activities	(27,632)	252,631

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,800,000	1,000,000
Repayments of bank line of credit advances	(2,800,000)	(1,000,000)
Principal repayments under finance lease obligations	(119,766)	(137,469)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(115,211)	(218,783)

Net cash used in financing activities	(234,977)	(356,252)

Net effect of exchange rate on cash	(27,553)	7,064

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,517,753)	(1,653,226)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	7,817,395	6,921,160

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$4,299,642	$5,267,934

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$3,703,169	$5,267,934
Restricted cash	596,473	-
	$4,299,642	$5,267,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$41,259	$51,940

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$542,232	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	103,103,653	(450,945)	(89,082,226)	13,579,969

Issuance of common stock — restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense — restricted	-	-	170,781	-	-	170,781

Stock compensation expense — non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation — gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2025 and for each of the three month periods ended March 31, 2025 and 2024 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

Accounting Standards Update

Accounting Standards Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for our annual period beginning fiscal year 2024 on a retrospective basis to all periods presented. The adoption did not have an impact to our financial position, results of operations and earnings per share. See Note 15 for additional information.

Recently Issued Accounting Standards

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

Out of Period Adjustment

During the three months ended March 31, 2025, the Company recorded an out of period adjustment to correct an error identified by management related to its revenue recognition for certain reselling contracts. The adjustment resulted in a decrease to revenues of $2,695,148, with a corresponding increase to deferred revenue, and a decrease to cost of revenues of $2,461,832, with a corresponding increase in deferred contract costs. The Company has evaluated the impacts of this error, both quantitatively and qualitatively, and has concluded the error was not material to any prior interim or annual period. The correction is not expected to be material to the year ending December 31, 2025.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2025	2024
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$12,222,516	$9,684,059
Commercial (2)	2,457,017	2,292,565
Gross accounts receivable	14,679,533	11,976,624
Less: allowances for credit losses (3)	54,282	46,150

Accounts receivable, net	$14,625,251	$11,930,474

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

(3) For the three month period ended March 31, 2025, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	83%	81%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	As a % of	As a % of
	Revenue	Revenue
Customer Type	2025	2024
	(Unaudited)
U.S. Federal Government (1)	85%	82%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At March 31, 2025, the Company had deposits in excess of FDIC limits of approximately $2.9 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At March 31, 2025, the Company had foreign bank deposits in excess of insured limits of approximately €354,100.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	99%	99%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2025	2024
	(Unaudited)
Inventories	$553,046	$312,429
Prepaid project costs	493,637	565,999
Deferred contract costs	3,301,729	2,134,182
Prepaid expenses and other assets	858,135	758,863

Total other current assets	$5,206,547	$3,771,473

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2025	2024
	(Unaudited)
Carrier service costs	$24,939,210	$25,116,590
Salaries and payroll taxes	2,158,350	2,210,150
Inventory purchases, consultants and other costs	3,259,390	3,495,405
Other	37,820	29,110

	$30,394,770	$30,851,255

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2025	2024
	(Unaudited)
Computer hardware and software	$2,448,773	$3,052,569
Furniture and fixtures	379,351	382,419
Leasehold improvements	162,172	157,715
Automobiles	131,569	127,233
Gross property and equipment	3,121,865	3,719,936
Less: accumulated depreciation and amortization	2,631,278	3,175,213

Property and equipment, net	$490,587	$544,723

During the three month periods ended March 31, 2025 and 2024 property and equipment depreciation expense was approximately $116,190 and $91,100, respectively.

During the three month period ended March 31, 2025, the Company disposed of fully depreciated property and equipment with historical cost and accumulated depreciation of $656,200. During the three month period ended March 31, 2024, there were no material disposals of property and equipment.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2025 and 2024.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of March 31, 2025 and December 31, 2024. There were no changes in the carrying amount of goodwill during the three month period ended March 31, 2025.

Intangible assets consists of the following:

	MARCH 31, 2025

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(837,200)	$1,554,800
Channel Relationships	2,628,080	(1,912,658)	715,422
Internally Developed Software	7,837,115	(6,400,499)	1,436,616
Trade Name and Trademarks	1,330,472	(454,067)	876,405

	$14,187,667	$(9,604,424)	$4,583,243

	DECEMBER 31, 2024

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(777,400)	$1,614,600
Channel Relationships	2,628,080	(1,868,857)	759,223
Internally Developed Software	7,837,115	(6,045,723)	1,791,392
Trade Name and Trademarks	1,330,472	(431,892)	898,580

	$14,187,667	$(9,123,872)	$5,063,795

The Company did not capitalize any internally developed software costs for the three month periods ended March 31, 2025 and 2024.

There were no disposals of intangible assets during the three month periods ended March 31, 2025 and 2024.

The aggregate amortization expense recorded for the three month periods ended March 31, 2025 and 2024 was approximately $480,600 and $573,100, respectively.

As of March 31, 2025, estimated annual amortization for our intangible assets is approximately:

Remainder of 2025	$1,265,961
2026	1,032,204
2027	521,993
2028	503,106
2029	373,451
Thereafter	886,528
Total	$4,583,243

8. Credit Agreements

On April 28, 2023, the Company entered into an Accounts Receivable Purchase Agreement (the “Purchase Agreement”) with Republic Capital Access, LLC for the non-recourse sale of eligible accounts receivable relating to U.S. Government prime contracts or subcontracts of the Company. The Purchase Agreement terminated in April of 2024 and was not renewed. Prior to the 2024 termination, we sold a total of $2.9 million of receivables in the three month period ended March 31, 2024, for $2.8 million in proceeds net of fees.

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

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of March 31, 2025. The Company was in compliance with its covenants at March 31, 2025.

9. Leases

Effective March 1, 2025, the Company entered into a new lease agreement to lease office space in the Hampton, Virginia area, that replaced its existing lease in Hampton, Virginia. The lease is for a term of seventy-six months, with a monthly rent obligation of $8,235, subject to annual rent increase of 3%. The operating lease resulted in the Company recording a leased right to use asset of $542,232 and associated liability.

During the three month period ended March 31, 2025, the Company disposed of a fully amortized right of use asset with historical cost of $283,800.

10. Income Taxes

The Company’s effective tax rate was 11.5% and 6.1% for the three month periods ended March 31, 2025 and 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax benefit by the loss before income tax benefit.

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2025, there were 9,563,904 shares issued and outstanding.

During the three month period ended March 31, 2025, there were 103,013 shares of common stock vested in accordance with the vesting terms of the restricted stock awards (RSAs). Certain employees received less than the shares vested because they elected to have a total of 24,614 shares withheld in satisfaction of the employees corresponding tax liability of approximately $115,200. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

During the three-month period ended March 31, 2024, there were 503,313 shares of common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 84,772 shares withheld in satisfaction of the employees corresponding tax liability of approximately $218,800. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

There were no stock option exercises during the three month periods ended March 31, 2025 and 2024.

12. Share-based Compensation

Share-based compensation (including restricted stock awards) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
Restricted share-based compensation expense	$170,781	$389,393
Non-qualified option share-based compensation expense	28,078	28,390

Total share-based compensation before taxes	$198,859	$417,783

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

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. There were no restricted stock share awards granted during the three month periods ended March 31, 2025 and 2024.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option awards granted during the three month periods ended March 31, 2025 and 2024.

At March 31, 2025, the Company had approximately $0.5 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.2 years.

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

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(724,063)	$(653,110)
Weighted average number of common shares	9,552,971	8,897,819
Basic and Diluted Loss Per Share	$(0.08)	$(0.07)

For the three month period ended March 31, 2025, the Company had unexercised stock options of 288,570, RSAs of 220,007 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended March 31, 2024, the Company had unexercised stock options of 288,570, RSAs of 112,679 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
Carrier Services	$22,401,304	$19,342,789
Managed Services	11,816,435	14,864,490

	$34,217,739	$34,207,279

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
U.S. Federal Government	$29,093,879	$28,067,572
U.S. State and Local Governments	96,822	96,679
Foreign Governments	15,408	10,392
Commercial Enterprises	5,011,630	6,032,636

	$34,217,739	$34,207,279

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
United States	$33,216,571	$33,250,246
Europe	1,001,168	957,033

	$34,217,739	$34,207,279

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $3.2 million and $908,900, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

15. Segment Information

Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer and is responsible for reviewing segment performance and making decisions regarding resource allocation.

The Company operates as one segment based on the consolidated information used by its CODM in evaluating the financial performance of its business and allocation resources. This single segment represents the Company’s business, WidePoint, which is providing managed services for government and commercial clients that include Identity Management (IdM), secure Mobility Managed Services (MMS), Telecom Lifecycle Management, Digital Billing & Analytics and IT as a service (ITaaS). The Company presents a single segment for purposes of financial reporting and prepared consolidated financial statements upon that basis.

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

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
	(Unaudited)
REVENUES	$34,217,739	$34,207,279
Carrier services cost	(22,392,283)	(19,382,671)
Managed service costs	(6,560,742)	(9,581,812)
Depreciation and amortization	(709,882)	(833,439)
Stock based compensation	(198,859)	(417,783)
Other segment items (1)	(5,172,404)	(4,642,593)
Interest expense	(55,073)	(58,737)
Interest income	53,430	49,426
Other expense	-	(34,871)
Income tax benefit	94,011	42,091

NET LOSS FOR THE PERIOD:	$(724,063)	$(653,110)

(1) Other segment items include sales and marketing costs, general and administrative expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to successfully execute our strategy;
•	Our ability to sustain profitability and positive cash flows;
•	Our ability to gain market acceptance for our products;
•	Our ability to win new contracts, execute contract extensions and expand scope of services on existing contracts;
•	Our ability to compete with companies that have greater resources than us;
•	Our ability to penetrate the commercial sector to expand our business;
•	The impact of supply chain issues;
•	Our ability to identify potential acquisition targets and close such acquisitions;
•	Our ability to successfully integrate acquired businesses with our existing operations;
•	Our ability to maintain a sufficient level of inventory necessary to meet our customers demand due to supply shortage and pricing;
•	Our ability to retain and recruit key personnel;
•	The impact of increasingly volatile public equity markets on our market capitalization;
•	Our ability to mitigate the impacts of inflation;
•	Our ability to mitigate the imparts of the Department of Government Efficiency (DOGE) and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

Strategic Focus and Notable Events

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2025, we continue to focus on the following key goals:

■	Winning the DHS CWHS 3.0 re-compete,
■	Finding additional avenues for capturing new sales opportunities,
■	Providing unmatched level of services to our current customer base,
■	Leveraging our FedRAMP Authorized status as a differentiator from our competitors in pursuing government business,
■	Growing our recurring managed services revenues,
■	Adding incremental capabilities to our Technology Management solution set and develop and possibly acquire new high margin business lines,
■	Leveraging our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
■	Expanding our commercial customer base organically,
■	Continuing to leverage the R2v3 Certification,
■	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
■	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
■	Pursuing additional opportunities with our key systems integrator and strategic partners, and
■	Expanding our solution offerings into the commercial space,
■	Exploring integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

■	Establishing a market leadership position in the trusted mobility management (TM2) sector,
■	Pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
■	Delivering new incremental offerings to add to our existing TM2 offering,
■	Creating and testing innovative new offerings that enhance our TM2 offering, and
■	Transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues. Revenues for the three month period ended March 31, 2025 were $34.2 million, which was in line with $34.2 million in the same period in 2024. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2025	2024	Variance

Carrier Services	$22,401,299	$19,382,669	$3,018,630
Managed Services:
Managed Service Fees	9,245,700	8,681,097	564,603
Billable Service Fees	1,782,196	1,190,200	591,996
Reselling and Other Services	788,544	4,953,313	(4,164,769)
Total Managed Services:	11,816,440	14,824,608	(3,008,168)

	$34,217,739	$34,207,279	$10,460

Total managed services revenue were $11.8 million, a decrease of $3.0 million, compared with the same period in 2024 as follows:

•

Our managed service fees were $9.2 million, an increase of $0.5 million, compared with the same period in 2024. The increase in managed service fees was primarily due to a new federal end customer which began in September of 2024.

•	Billable service fees were $1.7 million, which is relatively consistent compared with the same period in 2024.

•

Reselling and other services were approximately $800,000 and decreased by $4.2 million from the same period last year. The decrease is primarily due to the out of period adjustment of $2.7 million and recognition of revenue for SaaS agreements over the period of performance compared to point-in -time recognition. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter.

We also procure, process and pay communications carrier invoices on behalf of customers. Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $22.4 million, an increase of $3.0 million, as compared with the same period in 2024. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during 2024 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three month period ended March 31, 2025 were $29.4 million (or 86% of revenues), which is consistent as a percentage of revenues (or 86% of revenues) in 2024. Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $22.4 million and $19.4 million for the three month periods ended March 31, 2025 and 2024, respectively.

Gross Profit. Gross profit for the three month period ended March 31, 2025 increased by $0.1 million to $4.7 million (or 14% of revenues), compared to $4.6 million (or 14% of revenues) in 2024.

Gross profit as a percentage of managed services revenue (excluding carrier services) for the three month period ended March 31, 2025 was 40.4% compared to 31.5% in the same period last year due to lower reselling revenues, compared to the same period last year, which have a lower gross margin.

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Revenues:
Carrier Services	$22,401,299	$19,382,669
Managed Services	11,816,440	14,824,610
Total revenue	34,217,739	34,207,279

Gross Profit:
Carrier Services	-	-
Managed Services	4,778,521	4,665,891
Total gross profit	4,778,521	4,665,891

Gross Margin:
Carrier Services	-	-
Managed Services	40.4%	31.5%
Total gross margin	14%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three month period ended March 31, 2025 was $0.6 million and remained relatively constant at 2% of revenues to 2024.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three month period ended March 31, 2025 were $4.7 million (or 13% of revenues), as compared to $4.4 million (or 13% of revenues) in 2024. The dollar increase during 2025 primarily relates to general inflationary pressures, which were partially offset by $218,000 less share-based compensation expense in the first quarter of 2025 compared to the same period in 2024.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended March 31, 2025 was $223,700 as compared to $256,500 in 2024. The slight decrease in depreciation expense is due to certain assets reaching their fully depreciated life during 2024.

Other Income (Expense). Other expense, net for the three month period ended March 31, 2025 was $1,600 compared to other expense, net of $44,200 in 2024.

Income Taxes. Income tax benefit for the three month period ended March 31, 2025 was $94,000 as compared to income tax benefit of $42,100 in 2024. Income taxes were accrued at an estimated effective tax rate of 11.5% for the three month period ended March 31, 2025 compared to 6.1% for the three month period ended March 31, 2024.

Net Loss. As a result of the cumulative factors described above, net loss for the three month period ended March 31, 2025 increased by $71,000 to $724,100 compared to net loss of $653,100 for the three month period ended March 31, 2024.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At March 31, 2025, our net working capital, excluding restricted cash, was approximately $1.6 million compared to $2.4 million at December 31, 2024. We believe that our existing cash balances and our anticipated cash flows from operations and interim access to our credit facility through its maturity on February 28, 2026, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. There is no assurance that, if needed, we will be able to borrow or raise capital on favorable terms or at all.

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operations was approximately $3.2 million driven by delayed billing and collections of accounts receivables with a federal government customer and is partially offset by temporary payable timing differences. The delays on billing and collections relate to administrative contract actions that the Company continues to work toward resolving; however, there is no guarantee that the process for billing these receivables will be enhanced. In the same period in 2024, $1.6 million net cash was used in operations.

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

For the three months ended March 31, 2025, cash used in investing activities was approximately $27,600 and consisted of purchases of property and equipment.

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

For the three months ended March 31, 2025, cash used in financing activities was approximately $0.2 million and reflects line of credit advances and payments of $2.8 million, finance lease principal repayments of approximately $120,000, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $115,200.

For the three months ended March 31, 2024, cash used in financing activities was approximately $0.3 million and reflects line of credit advances and payments of $1.0 million, lease principal repayments of approximately $137,500, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $218,800.

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2025 and 2024, minor fluctuations in the Euro and U.S. dollar exchange rate decreased the translated value of our foreign cash balances by approximately $27,600 as compared to last year.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are not effective as of March 31, 2025, due to material weaknesses in our internal control over financial reporting. As fully described in Item 9A Management's Annual Report on Internal Control over Financial Reporting in our 2024 Annual Report on Form 10-K. During our year-end closing process, we identified deficiencies related to the revenue recognition process for government contracts, specifically in the estimation of unbilled amounts related to a large government agency.   During the assessment process, we identified additional deficiencies in the design of controls over the monitoring of evolving circumstances that require specific, customer level analysis relating to recording revenue accruals. This deficiency led to errors in the timing of revenue that required adjustment during the year-end close.

Remediation Plan

Management is in the process of executing its remediation plan to address the material weaknesses. Management has completed the design and implementation of a review and assessment process for newly awarded contracts and a review process for carrier services revenue and cost accruals, if billings are more than 1 month in arrears.  However, additional time is required to test the operating effectiveness of these and previously implemented controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the three month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value	Maximum Dollar Value
	Total Number of Shares	Average Price Paid	of Shares Purchased as Part of Publicly Announced Plans	of Shares that may be Purchased Under Approved Plans
	Purchased	Per Share	or Programs	or Programs

January 2025	21,610	$4.84	-	$-

March 2025	3,004	$3.53

Total	24,614	$4.68	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended March 31, 2025, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

WIDEPOINT CORPORATION

Date: May 15, 2025	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: May 15, 2025	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

