Form 10-Q
period 2025-06-30
WIDEPOINT CORP
filed 2025-08-14
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, there were 9,776,906 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
REVENUES	$37,880,202	$36,040,771	$72,097,941	$70,248,050
COST OF REVENUES (including amortization and depreciation of $492,232, $654,122, $978,425, and $1,231,678, respectively)	32,762,960	31,147,549	62,202,178	60,688,937

GROSS PROFIT	5,117,242	4,893,222	9,895,763	9,559,113

OPERATING EXPENSES
Sales and marketing	669,797	559,926	1,309,279	1,171,819
General and administrative expenses (including share-based compensation of $166,018, $365,958, $364,877 and $783,741, respectively)	4,922,649	4,542,769	9,654,431	8,991,252
Depreciation and amortization	233,122	252,112	456,810	508,646

Total operating expenses	5,825,568	5,354,807	11,420,520	10,671,717

LOSS FROM OPERATIONS	(708,326)	(461,585)	(1,524,757)	(1,112,604)

OTHER INCOME (EXPENSE)
Interest income	89,340	51,725	142,770	101,151
Interest expense	(52,382)	(72,331)	(107,455)	(131,068)
Other income (expense), net	497	(1,534)	497	(36,405)

Total other income (expense), net	37,455	(22,140)	35,812	(66,322)

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(670,871)	(483,725)	(1,488,945)	(1,178,926)
INCOME TAX (BENEFIT) PROVISION	(52,412)	15,828	(146,423)	(26,263)

NET LOSS	$(618,459)	$(499,553)	$(1,342,522)	$(1,152,663)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.14)	$(0.13)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,586,166	9,390,154	9,569,660	9,151,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
NET LOSS	$(618,459)	$(499,553)	$(1,342,522)	$(1,152,663)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	64,846	(6,716)	90,951	(28,936)

Other comprehensive income (loss):	64,846	(6,716)	90,951	(28,936)

COMPREHENSIVE LOSS	$(553,613)	$(506,269)	$(1,251,571)	$(1,181,599)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,820,958	$6,775,139
Restricted cash	398,797	1,042,256
Accounts receivable, net of allowance for credit losses of $64,081 and $46,150, respectively	16,749,251	11,930,474
Unbilled accounts receivable	29,115,715	31,798,431
Other current assets	8,115,728	3,771,473

Total current assets	61,200,449	55,317,773

NONCURRENT ASSETS
Property and equipment, net	500,255	544,723
Lease right of use asset	4,324,312	4,183,561
Intangible assets, net	4,096,698	5,063,795
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	91,132	-
Other long-term assets	551,653	659,086

Total assets	$76,576,077	$71,580,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$20,477,995	$16,524,863
Accrued expenses	29,079,133	30,851,255
Current portion of deferred revenue	8,742,472	4,770,683
Current portion of lease liabilities	858,126	735,152

Total current liabilities	59,157,726	52,881,953

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,269,077	4,200,019
Deferred revenue, net of current portion	586,744	907,160
Deferred tax liabilities, net	-	11,415

Total liabilities	64,013,547	58,000,547

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,655,173 and 9,485,508 shares issued and outstanding, respectively	9,656	9,487
Additional paid-in capital	103,337,616	103,103,653
Accumulated other comprehensive loss	(359,994)	(450,945)
Accumulated deficit	(90,424,748)	(89,082,226)

Total stockholders’ equity	12,562,530	13,579,969

Total liabilities and stockholders’ equity	$76,576,077	$71,580,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,342,522)	$(1,152,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax (benefit) expense	(84,900)	117,700
Depreciation expense	468,136	516,833
Provision for credit losses	31,281	13,725
Amortization of intangibles	967,099	1,223,491
Share-based compensation expense	364,877	783,741
Non-cash lease expense	105,170	-
(Gain) loss on disposal of fixed assets	8,161	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(2,117,441)	(11,774,202)
Inventories	(247,203)	82,917
Other current assets	(4,055,735)	(511,277)
Other assets	107,433	(6,412)
Accounts payable and accrued expenses	2,287,677	7,856,266
Income tax payable	(55,487)	(90,629)
Deferred revenue and other liabilities	3,605,371	303,130
Other liabilities	(97,365)	-

Net cash used in operating activities	(55,448)	(2,637,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(120,887)	(18,001)
Proceeds from beneficial interest in sold receivables	-	259,125

Net cash (used in) provided by investing activities	(120,887)	241,124

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,800,000	4,600,000
Repayments of bank line of credit advances	(2,800,000)	(4,600,000)
Principal repayments under finance lease obligations	(246,602)	(278,574)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(130,745)	(258,381)

Net cash used in financing activities	(377,347)	(536,955)

Net effect of exchange rate on cash	(43,958)	12,950

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(597,640)	(2,920,261)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	7,817,395	6,921,160

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$7,219,755	$4,000,899

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$6,820,958	$4,000,899
Restricted cash	398,797	-

	$7,219,755	$4,000,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$82,271	$117,521
Cash paid for income taxes	$47,500	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$542,232	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

Issuance of common stock — restricted	173,747	$174	(39,772)	-	-	(39,598)

Stock compensation expense — restricted	-	-	337,568	-	-	337,568

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — (loss)	-	-	-	(6,716)	-	(6,716)

Net loss	-	-	-	-	(499,553)	(499,553)

Balance, June 30, 2024	9,485,508	$9,487	$102,676,148	$(363,835)	$(88,300,610)	$14,021,190

			Additional
	Common Stock	Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock — restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense — restricted	-	-	170,781	-	-	170,781

Stock compensation expense — non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation — gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

Issuance of common stock — restricted	91,269	91	(15,625)	-	-	(15,534)

Stock compensation expense — restricted	-	-	137,628	-	-	137,628

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — gain	-	-	-	64,846	-	64,846

Net loss	-	-	-	-	(618,459)	(618,459)

Balance, June 30, 2025	9,655,173	$9,656	103,337,616	(359,994)	(90,424,748)	12,562,530

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

Nature of Operations

The Company is a leading provider of Technology Management as a Service (TMaaS). The Company’s TMaaS platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Technology Management System (ITMS™). The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TMaaS platform. Additionally, the Company’s ITMS platform has receive the FedRAMP Authorize status. The Company’s TMaaS platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2025 and for each of the three and six month periods ended June 30, 2025 and 2024 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring use of estimates and judgment relate to revenue recognition, allowance for credit losses, ability to realize intangible assets and goodwill, ability to realize deferred income tax assets, fair value of certain financial instruments and the evaluation of contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. There were no significant changes in accounting estimates used by management during the period.

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

Out of Period Adjustment

During the three months ended March 31, 2025, the Company recorded an out of period adjustment to correct an error identified by management related to its revenue recognition for certain reselling contracts. The adjustment resulted in a decrease to revenues of $2,695,148, with a corresponding increase to deferred revenue, and a decrease to cost of revenues of $2,461,832, with a corresponding increase in deferred contract costs. The Company has evaluated the impacts of this error, both quantitatively and qualitatively, and has concluded the error was not material to any prior interim or annual period. The correction is not expected to be material to the year ending December 31, 2025. No such adjustments occurred in the three month period ended June 30, 2025.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$14,609,529	$9,684,059
Commercial (2)	2,203,803	2,292,565
Gross accounts receivable	16,813,332	11,976,624
Less: allowances for credit losses (3)	64,081	46,150
Accounts receivable, net	$16,749,251	$11,930,474

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

(3) For the three and six month periods ended June 30, 2025 and 2024, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	87%	81%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2025	2024	2025	2024
	(Unaudited)
U.S. Federal Government (1)	81%	83%	83%	82%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At June 30, 2025, the Company had deposits in excess of FDIC limits of approximately $6.9 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At June 30, 2025, the Company had foreign bank deposits in excess of insured limits of approximately €41,300.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	98%	99%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Inventories	$560,918	$312,429
Prepaid project costs	454,071	565,999
Deferred contract costs	5,532,309	2,134,182
Prepaid expenses and other assets	1,568,430	758,863

Total other current assets	$8,115,728	$3,771,473

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Carrier service costs	$23,997,350	$25,116,590
Salaries and payroll taxes	2,070,370	2,210,150
Inventory purchases, consultants and other costs	3,003,433	3,495,405
Other	7,980	29,110

	$29,079,133	$30,851,255

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Computer hardware and software	$2,440,918	$3,052,569
Furniture and fixtures	380,142	382,419
Leasehold improvements	199,271	157,715
Automobiles	139,414	127,233
Gross property and equipment	3,159,745	3,719,936
Less: accumulated depreciation and amortization	2,659,490	3,175,213

Property and equipment, net	$500,255	$544,723

During the three and six month periods ended June 30, 2025 property and equipment depreciation expense was approximately $91,400 and $177,300, respectively. During the three and six month periods ended June 30, 2024 property and equipment depreciation expense was approximately $87,600 and $178,700, respectively.

During the three month period ended June 30, 2025, the Company disposed of property and equipment with historical cost of $118,800 and accumulated depreciation of $110,600 and recognized a loss on disposal of property and equipment of $8,200. During the six month period ended June 30, 2025, the Company disposed of property and equipment with historical cost of $775,000 and accumulated depreciation of $766,800 and recognized a loss on disposal of property and equipment of $8,200.

During the three month and six month period ended June 30, 2024, the Company disposed of fully depreciated property and equipment with historical cost and accumulated depreciation of approximately $571,600.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2025 and 2024.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of June 30, 2025 and December 31, 2024. There were no changes in the carrying amount of goodwill during the three and six month periods ended June 30, 2025 and 2024.

Intangible assets consists of the following:

	JUNE 30, 2025

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(897,000)	$1,495,000
Channel Relationships	2,628,080	(1,956,459)	671,621
Internally Developed Software	7,837,115	(6,761,269)	1,075,846
Trade Name and Trademarks	1,330,472	(476,241)	854,231

	$14,187,667	$(10,090,969)	$4,096,698

	DECEMBER 31, 2024

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(777,400)	$1,614,600
Channel Relationships	2,628,080	(1,868,857)	759,223
Internally Developed Software	7,837,115	(6,045,723)	1,791,392
Trade Name and Trademarks	1,330,472	(431,892)	898,580

	$14,187,667	$(9,123,872)	$5,063,795

The Company did not capitalize any internally developed software costs for the three and six month periods ended June 30, 2025 and 2024.

There were no disposals of intangible assets during the three and six month periods ended June 30, 2025 and 2024.

The aggregate amortization expense recorded for the three and six month periods ended June 30, 2025 was approximately $486,500 and $967,100, respectively. The aggregate amortization expense recorded for the three and six month periods ended June 30, 2024 was approximately $650,400 and $1,223,500, respectively

As of June 30, 2025, estimated annual amortization for intangible assets is approximately:

Remainder of 2025	$770,875
2026	1,032,201
2027	530,533
2028	503,106
2029	373,451
Thereafter	886,532
Total	$4,096,698

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

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) until February 28, 2026.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of June 30, 2025. The Company was in compliance with its covenants at June 30, 2025.

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

10. Income Taxes

The Company’s effective tax rate was 7.8% and 9.8% for the three and six month periods ended June 30, 2025, respectively. The Company’s effective tax rate was (3.3)% and 2.2% for the three and six month periods ended June 30, 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax benefit by the loss before income tax benefit.

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill (“H.R. 1”). The enactment of H.R. 1 is not expected to have a material impact on the Company’s tax position or consolidated financial statements.

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2025, there were 9,655,173 shares issued and outstanding.

During the three month period ended June 30, 2025, there were 94,920 shares of restricted common stock vested in accordance with the vesting terms of the restricted stock awards (RSAs). Certain employees received less than the shares vested because they elected to have a total of 3,681 shares withheld in satisfaction of the employees corresponding tax liability of approximately $15,407. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the six month period ended June 30, 2025, there were 197,933 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 28,268 shares withheld in satisfaction of the employees corresponding tax liability of approximately $130,618. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the three month period ended June 30, 2024, there were 189,155 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 15,408 shares withheld in satisfaction of the employees corresponding tax liability of approximately $39,800. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the six month period ended June 30, 2024, there were 692,468 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

There were no stock option exercises during the three and six month periods ended June 30, 2025 and 2024.

12. Share-based Compensation

Share-based compensation (including RSAs) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
Restricted share-based compensation expense	$137,628	$337,568	$308,409	$726,961
Non-qualified option share-based compensation expense	28,390	28,390	56,468	56,780

Total share-based compensation before taxes	$166,018	$365,958	$364,877	$783,741

At June 30, 2025, the Company had approximately $0.5 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.2 years.

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The LTIP has two components of equity-based compensation. The first is 250,000 RSAs that were granted to members of management on April 2, 2024 and vested 33% on the date of grant and 33% on January 1, 2025 with the remainder to vest on January 1, 2026, subject to continued service. The estimated fair value of these RSAs of $640,500 will be recorded over the service period. The second is 250,000 Performance- based Restricted Stock Units (PSRUs) that would vest upon meeting certain revenue or adjusted EBITDA performance targets through December 31, 2025, subject to continued service. The estimated fair value of these PRSUs of $640,500 will be recorded if and when the Company concludes that it is probable that either performance condition will be achieved.

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(618,459)	$(499,553)	$(1,342,522)	$(1,152,663)
Weighted average number of common shares	9,586,166	9,390,154	9,569,660	9,151,265
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.14)	$(0.13)

For the three month period ended June 30, 2025, the Company had unexercised stock options of 288,570, RSAs of 125,087 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended June 30, 2024 , the Company had unexercised stock options of 288,570, RSAs of 173,524 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

For the six month period ended June 30, 2025, the Company had unexercised stock options of 288,570, RSAs of 125,087 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the six month period ended June 30, 2024 , the Company had unexercised stock options of 288,570, RSAs of 173,524 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
Carrier Services	$22,223,060	$20,403,280	$44,624,364	$39,785,951
Managed Services	15,657,142	15,637,491	27,473,577	30,462,099

	$37,880,202	$36,040,771	$72,097,941	$70,248,050

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
U.S. Federal Government	$30,639,511	$29,884,981	$59,733,390	$57,952,553
U.S. State and Local Governments	119,580	112,707	216,402	209,386
Foreign Governments	21,337	21,663	36,745	32,055
Commercial Enterprises	7,099,774	6,021,420	12,111,404	12,054,056

	$37,880,202	$36,040,771	$72,097,941	$70,248,050

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
United States	$36,800,916	$34,987,680	$70,017,487	$68,237,926
Europe	1,079,286	1,053,091	2,080,454	2,010,124

	$37,880,202	$36,040,771	$72,097,941	$70,248,050

During the three month periods ended June 30, 2025 and 2024, the Company recognized approximately $1.9 million and $527,900, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

During the six month periods ended June 30, 2025 and 2024, the Company recognized approximately $5.2 million and $1.4 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

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

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2025	2024	2025	2024
	(Unaudited)
REVENUES	$37,880,202	$36,040,771	$72,097,941	$70,248,050
Carrier services cost	(22,219,560)	(20,401,300)	(44,611,944)	(39,783,894)
Managed service costs	(10,057,207)	(10,169,344)	(16,611,809)	(19,673,365)
Depreciation and amortization	(725,354)	(906,234)	(1,435,235)	(1,740,324)
Stock based compensation	(166,018)	(365,958)	(364,877)	(783,741)
Other segment items (1)	(5,420,389)	(4,659,520)	(10,598,833)	(9,379,330)
Interest expense	(52,382)	(72,331)	(107,455)	(131,068)
Interest income	89,340	51,725	142,770	101,151
Other expense	497	(1,534)	497	(36,405)
Income tax benefit (provision)	52,412	(15,828)	146,423	26,263

NET LOSS FOR THE PERIOD:	$(618,459)	$(499,553)	$(1,342,522)	$(1,152,663)

(1) Other segment items include sales and marketing costs, general and administrative expenses.

16. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of business. Management does not believe that the outcome of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

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

•	Our inability to access our working capital line of credit or otherwise maintain compliance with the required covenants would have an adverse impact on our financial condition.
•	Security breaches or cybersecurity events could result in the loss of customers and negative publicity and materially harm our business.
•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.
•	Our ability to mitigate the impacts of the Department of Government Efficiency (DOGE) and
•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

In fiscal 2025, we continue to focus on the following key goals:

•	Winning the DHS CWHS 3.0 re-compete,
•	Finding additional avenues for capturing new sales opportunities,
•	Providing unmatched level of services to our current customer base,
•	Leveraging our FedRAMP Authorized status as a differentiator from our competitors in pursuing government business,
•	Growing our recurring managed services revenues,
•	Adding incremental capabilities to our Technology Management solution set and develop and possibly acquire new high margin business lines,
•	Leveraging our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expanding our commercial customer base organically,
•	Continuing to leverage the R2v3 Certification,
•	Executing cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners, and
•	Expanding our solution offerings into the commercial space,
•	Exploring integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

•	Establishing a market leadership position in the trusted mobility management (TM2) sector,
•	Pursuing accretive and strategic acquisitions to expand our solutions and our customer base,
•	Delivering new incremental offerings to add to our existing TM2 offering,
•	Creating and testing innovative new offerings that enhance our TM2 offering, and
•	Transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues.  Revenues for the three month period ended June 30, 2025 were $38.0 million, which was in line with $36.0 million in the same period in 2024.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2025	2024	Variance

Carrier Services	$22,223,060	$20,403,278	$1,819,782
Managed Services:
Managed Service Fees	9,231,681	9,180,362	51,319
Billable Service Fees	1,287,643	1,237,580	50,063
Reselling and Other Services	5,137,818	5,219,551	(81,733)
Total Managed Services:	15,657,142	15,637,493	19,649

	$37,880,202	$36,040,771	$1,839,431

Managed Service Revenues. Total managed services revenue were $15.7 million, an increase of approximately $ 0.1 million compared with $15.6 million in the same period in 2024 as follows:

•	Our managed service fees were $9.2 million, and our billable service fees were $1.3 million, both of which are relatively consistent with the same period in 2024.

•

Reselling and other services were $5.2 million. Included in reselling and other services is $0.4 million of connectivity and device resales under our new Spiral 4 contract. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter.

Carrier Service Revenues. We also procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $22.2 million, an increase of $1.8 million, as compared with the same period in 2024. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during 2024 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three month period ended June 30, 2025 were $32.8 million (or 87% of revenues), an increase of $1.7 million from $31.1 million (or 86% of revenues) in the same period in 2024.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $22.2 million and $20.4 million for the three month periods ended June 30, 2025 and 2024, respectively.

Gross Profit.  Gross profit for the three month period ended June 30, 2025 increased on a dollar basis by  $0.2 million to $5.1 million (or 15% of revenues), compared to $4.9 million (or 14% of revenues) in the same period in 2024.

Gross profit as a percentage of managed services revenue (excluding carrier services) for the three month period ended June 30, 2025 was 33% compared to 31% in the same period last year due to slightly higher labor costs, compared to the same period last year as we bolster our customer delivery capability.

	THREE MONTHS ENDED
	JUNE 30,
	2025	2024
Revenues:
Carrier Services	$22,223,060	$20,403,278
Managed Services	15,657,142	15,637,493
Total revenue	37,880,202	36,040,771

Gross Profit:
Carrier Services	-	-
Managed Services	5,117,242	4,893,222
Total gross profit	5,117,242	4,893,222

Gross Margin:
Carrier Services	-	-
Managed Services	33%	31%
Total gross margin	14%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three month period ended June 30, 2025 increased by $0.1 million to $0.7 million (or 2% of revenues) compared to $0.6 million (or 2% of revenues) in 2024, reflecting increased sales and marketing activities.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three month period ended June 30, 2025 were $4.9 million (or 13% of revenues), as compared to $4.5 million (or 13% of revenues) in 2024. The dollar increase during 2025 primarily relates to general inflationary pressures, additional headcount and associated costs, which were partially offset by $200,000 less share-based compensation expense in the second quarter of 2025 compared to the same period in 2024.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended June 30, 2025 was $233,100 as compared to $252,100 in 2024. The slight decrease in depreciation expense is due to certain assets reaching their fully depreciated life during 2024.

Other Income (Expense), Net. Other income, net for the three month period ended June 30, 2025 was $37,500 compared to other expense, net of $22,100 in 2024 as a result of higher earnings on cash deposits and less borrowing under our line of credit.

Income Taxes. Income tax benefit for the three month period ended June 30, 2025 was $52,400 as compared to income tax provision of $15,800 in 2024. Income taxes were accrued at an estimated effective tax rate of 7.8% for the three month period ended June 30, 2025 compared to (3.3)% for the three month period ended June 30, 2024.

Net Loss. As a result of the cumulative factors described above, net loss for the three month period ended June 30, 2025 increased by $118,900 to $618,500 compared to net loss of $499,600 for the three month period ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues.  Revenues for the six month period ended June 30, 2025 were $72.1 million, which was in line with $70.2 million in the same period in 2024.  Our mix of revenues for the periods presented is set forth below

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2025	2024	Change

Carrier Services	$44,624,359	$39,785,950	$4,838,409
Managed Services:
Managed Service Fees	18,477,381	17,861,456	615,925
Billable Service Fees	3,069,839	2,427,780	642,059
Reselling and Other Services	5,926,362	10,172,864	(4,246,502)
Total Managed Services:	27,473,582	30,462,100	(2,988,518)

	$72,097,941	$70,248,050	$1,849,891

Managed Service Revenues. Total managed services revenue were $27.5 million, a decrease of $2.9 million, compared with the same period in 2024 as follows:

•	Our managed service fees were $18.4 million, an increase of $0.6 million, compared with the same period in 2024. The increase in managed service fees was primarily due to a new federal end customer which began in September of 2024.

•	Billable service fees were $3.1 million, an increase of $0.6 million, compared with the same period in 2024. which is relatively consistent compared with the same period in 2024.

•

Reselling and other services were $6.0 million, a decrease of $4.2 million, compared with the same period in 2024. The decrease is primarily due to the out of period adjustment of $2.7 million. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter.

Carrier Services Revenues. We also procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $44.6 million, an increase of $4.8 million, as compared with the same period in 2024. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during 2024 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the six month period ended June 30, 2025 were $62.2 million (or 86% of revenues), which is consistent as a percentage of revenues (or 86% of revenues) in the same period in 2024.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $44.6 million and $39.9 million for the six month periods ended June 30, 2025 and 2024, respectively.

Gross Profit.  Gross profit for the six month period ended June 30, 2025 increased by  $0.3 million to $9.9 million (or 14% of revenues), compared to $9.6 million (or 14% of revenues) in the same period in 2024.

Gross profit as a percentage of managed services revenue (excluding carrier services) for the six month period ended June 30, 2025 was 36% compared to 31% in the same period last year due to lower reselling revenues, compared to the same period last year, which have a lower gross margin.

	SIX MONTHS ENDED
	JUNE 30,
	2025	2024
Revenues:
Carrier Services	$44,624,359	$39,785,950
Managed Services	27,473,582	30,462,100
Total revenue	72,097,941	70,248,050

Gross Profit:
Carrier Services	-	-
Managed Services	9,895,763	9,559,113
Total gross profit	9,895,763	9,559,113

Gross Margin:
Carrier Services	-	-
Managed Services	36%	31%
Total gross margin	14%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the six month period ended June 30, 2025 was $1.3 million compared to $1.2 million in 2024 and remained relatively constant at 2% of revenues in the same period in 2024.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the six month period ended June 30, 2025 were $9.6 million (or 13% of revenues), as compared to $9.0 million (or 13% of revenues) in the same period in 2024. The dollar increase during 2025 primarily relates to general inflationary pressures, additional headcount and associated costs, which were partially offset by $419,000 less share-based compensation expense in the first half of 2025 compared to the same period in 2024.

Depreciation and Amortization. Depreciation and amortization expense for the six month period ended June 30, 2025 was $456,800 as compared to $508,600 in the same period in 2024. The slight decrease in depreciation expense is due to certain assets reaching their fully depreciated life during 2024.

Other Income (Expense), Net. Other income, net for the six month period ended June 30, 2025 was $35,800 compared to other expense, net of $66,300 in the same period in 2024, as a result of higher earnings on cash deposits and less borrowing under our line of credit in the comparable period of 2024.

Income Taxes. Income tax benefit for the six month period ended June 30, 2025 was $146,400 as compared to income tax benefit of $26,300 in the same period in 2024. Income taxes were accrued at an estimated effective tax rate of 9.8% for the three month period ended June 30, 2025 compared to 2.2% for the six month period ended June 30, 2024.

Net Loss. As a result of the cumulative factors described above, net loss for the six month period ended June 30, 2025 increased by $0.1 million to $1.3 million compared to net loss of $1.2 million for the six month period ended June 30, 2024.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At June 30, 2025, our net working capital, excluding restricted cash, was approximately $1.6 million compared to $1.4 million at December 31, 2024. We believe that our existing cash balances and our anticipated cash flows from operations and access to our credit facility, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. There is no assurance that, if needed, we will be able to borrow or raise capital on favorable terms or at all.

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operations was approximately $0.1 million driven by delayed billing and collections of accounts receivables with a federal government customer and is partially offset by temporary payable timing differences. The delays on billing and collections relate to administrative contract actions that the Company continues to work toward resolving; however, there is no guarantee that the process for billing these receivables will be effectively enhanced. In the same period in 2024, $2.6 million net cash was used in operations.

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

For the six months ended June 30, 2025, cash used in investing activities was approximately $0.1 million and consisted of purchases of property and equipment.

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

For the six months ended June 30, 2025, cash used in financing activities was approximately $0.4 million and reflects line of credit advances and payments of $2.8 million, finance lease principal repayments of approximately $246,600, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $130,700.

For the six months ended June 30, 2024, cash used in financing activities was approximately $0.5 million and reflects line of credit advances and payments of $4.6 million, lease principal repayments of approximately $278,600, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $258,400.

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2025 and 2024, fluctuations in the Euro and U.S. dollar exchange rate decreased the translated value of our foreign cash balances by approximately $43,960 as compared to last year.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are not effective as of June 30, 2025, due to material weaknesses in our internal control over financial reporting. As fully described in our 2024 Annual Report on Form 10-K, during our year-end closing process, we identified deficiencies related to the revenue recognition process for government contracts, specifically in the estimation of unbilled amounts related to a large government agency. During the assessment process, we identified additional deficiencies in the design of controls over the monitoring of evolving circumstances that require specific, customer level analysis relating to recording revenue accruals. This deficiency led to errors in the timing of revenue that required adjustment during the 2024 fiscal year closing process.

Remediation Plan

Management is in the process of executing its remediation plan to address the material weaknesses. Management has completed the design and implementation of a review and assessment process for newly awarded contracts and a review process for carrier services revenue and cost accruals, if billings are more than 1 month in arrears. However, additional time is required to test the operating effectiveness of these and previously implemented controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time, which management believes will be year end, and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value of Shares Purchased as	Maximum Dollar Value
	Total	Average	as Part of Publicly	of Shares that may be Purchased
	Number of Shares Purchased	Price Paid Per Share	Announced Plans or Programs	Under Approved Plans or Programs

January 2025	21,613	$4.84	-	$-

March 2025	3,004	$3.53

May 2025	3,681	$4.22

Total	28,298	$4.62	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

During the three months ended June 30, 2025, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

WIDEPOINT CORPORATION

Date: August 14, 2025	By:	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August14, 2025		/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

