Form 10-Q
period 2025-09-30
WIDEPOINT CORP
filed 2025-11-13
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 9,891,002 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
REVENUES	$36,125,207	$34,620,433	$108,223,148	$104,868,483
COST OF REVENUES (including amortization and depreciation of $424,411, $562,389, $1,402,836, and $1,793,416, respectively)	30,849,895	29,928,067	93,052,073	90,617,004

GROSS PROFIT	5,275,312	4,692,366	15,171,075	14,251,479

OPERATING EXPENSES
Sales and marketing	677,618	530,391	1,986,897	1,702,210
General and administrative expenses (including share-based compensation of $154,111, $202,584, $518,988 and $986,325, respectively)	4,832,422	4,352,980	14,486,853	13,344,232
Depreciation and amortization	225,908	259,980	682,718	768,626

Total operating expenses	5,735,948	5,143,351	17,156,468	15,815,068

LOSS FROM OPERATIONS	(460,636)	(450,985)	(1,985,393)	(1,563,589)

OTHER INCOME (EXPENSE)
Interest income	83,439	59,882	226,209	161,033
Interest expense	(47,671)	(52,911)	(155,126)	(183,979)
Other income (expense), net	93	99	590	(36,306)

Total other income (expense), net	35,861	7,070	71,673	(59,252)

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(424,775)	(443,915)	(1,913,720)	(1,622,841)
INCOME TAX PROVISION (BENEFIT)	134,410	(18,705)	(12,013)	(44,968)

NET LOSS	$(559,185)	$(425,210)	$(1,901,707)	$(1,577,873)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.06)	$(0.04)	$(0.20)	$(0.17)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,655,173	9,485,508	9,598,478	9,263,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
NET LOSS	$(559,185)	$(425,210)	$(1,901,707)	$(1,577,873)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	410	49,549	91,361	20,613

Other comprehensive income (loss):	410	49,549	91,361	20,613

COMPREHENSIVE LOSS	$(558,775)	$(375,661)	$(1,810,346)	$(1,557,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,128,422	$6,775,139
Restricted cash	832,863	1,042,256
Accounts receivable, net of allowance for credit losses of $70,725 and $46,150, respectively	7,117,636	11,930,474
Unbilled accounts receivable	29,888,114	31,798,431
Other current assets	6,066,826	3,771,473

Total current assets	56,033,861	55,317,773

NONCURRENT ASSETS
Property and equipment, net	439,110	544,723
Lease right of use asset	4,114,808	4,183,561
Intangible assets, net	3,678,013	5,063,795
Goodwill	5,811,578	5,811,578
Other long-term assets	497,936	659,086

Total assets	$70,575,306	$71,580,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,637,127	$16,524,863
Accrued expenses	28,547,750	30,851,255
Current portion of deferred revenue	6,820,156	4,770,683
Current portion of lease liabilities	780,345	735,152

Total current liabilities	53,785,378	52,881,953

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	4,125,894	4,200,019
Deferred revenue, net of current portion	462,053	907,160
Deferred tax liabilities, net	44,115	11,415

Total liabilities	58,417,440	58,000,547

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,655,173 and 9,485,508 shares issued and outstanding, respectively	9,656	9,487
Additional paid-in capital	103,491,727	103,103,653
Accumulated other comprehensive loss	(359,584)	(450,945)
Accumulated deficit	(90,983,933)	(89,082,226)

Total stockholders’ equity	12,157,866	13,579,969

Total liabilities and stockholders’ equity	$70,575,306	$71,580,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,901,707)	$(1,577,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	50,200	103,000
Depreciation expense	699,768	779,972
Provision for credit losses	38,694	21,584
Amortization of intangibles	1,385,786	1,782,070
Share-based compensation expense	518,988	986,325
Non-cash lease expense	164,883	-
Loss on disposal of fixed assets	8,161	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	6,784,375	(8,627,232)
Inventories	(712,121)	(71,644)
Other current assets	(1,542,224)	(864,123)
Other assets	161,150	(6,412)
Accounts payable and accrued expenses	(1,124,995)	6,237,759
Income tax payable	(55,111)	(68,342)
Deferred revenue and other liabilities	1,556,822	551,938
Other liabilities	(152,483)	-
Net cash provided by (used in) operating activities	5,880,186	(752,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(140,918)	(80,702)
Proceeds from beneficial interest in sold receivables	-	259,125
Net cash (used in) provided by investing activities	(140,918)	178,423

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,800,000	4,600,000
Repayments of bank line of credit advances	(2,800,000)	(4,600,000)
Principal repayments under finance lease obligations	(412,299)	(456,825)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(130,745)	(258,382)
Net cash used in financing activities	(543,044)	(715,207)

Net effect of exchange rate on cash	(52,334)	4,659

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,143,890	(1,285,103)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	7,817,395	6,921,160

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$12,961,285	$5,636,057

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$12,128,422	$5,636,057
Restricted cash	832,863	-

	$12,961,285	$5,636,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$121,221	$163,400
Cash paid for income taxes	$47,500	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$542,232	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2024	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

Issuance of common stock — restricted	418,541	419	(219,202)	-	-	(218,783)

Stock compensation expense — restricted	-	-	389,393	-	-	389,393

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation —(loss)	-	-	-	(22,220)	-	(22,220)

Net loss	-	-	-	-	(653,110)	(653,110)

Balance, March 31, 2024	9,311,761	$9,313	$102,349,962	$(357,119)	$(87,801,057)	$14,201,099

Issuance of common stock — restricted	173,747	174	(39,773)	-	-	(39,599)

Stock compensation expense — restricted	-	-	337,568	-	-	337,568

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation —(loss)	-	-	-	(6,716)	-	(6,716)

Net loss	-	-	-	-	(499,553)	(499,553)

Balance, June 30, 2024	9,485,508	$9,487	$102,676,147	$(363,835)	$(88,300,610)	$14,021,189

Stock compensation expense — restricted	-	-	173,881	-	-	173,881

Stock compensation expense — non-qualified stock options	-	-	28,703	-	-	28,703

Foreign currency translation —gain	-	-	-	49,549	-	49,549

Net loss	-	-	-	-	(425,210)	(425,210)

Balance, September 30, 2024	9,485,508	$9,487	$102,878,731	$(314,286)	$(88,725,820)	$13,848,112

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock — restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense — restricted	-	-	170,781	-	-	170,781

Stock compensation expense — non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation —gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

Issuance of common stock — restricted	91,269	91	(15,625)	-	-	(15,534)

Stock compensation expense — restricted	-	-	137,628	-	-	137,628

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation —gain	-	-	-	64,846	-	64,846

Net loss	-	-	-	-	(618,459)	(618,459)

Balance, June 30, 2025	9,655,173	$9,656	$103,337,616	$(359,994)	$(90,424,748)	$12,562,530

Stock compensation expense — restricted	-	-	108,369	-	-	108,369

Stock compensation expense — non-qualified stock options	-	-	45,742	-	-	45,742

Foreign currency translation —gain	-	-	-	410	-	410

Net loss	-	-	-	-	(559,185)	(559,185)

Balance, September 30, 2025	9,655,173	$9,656	$103,491,727	$(359,584)	$(90,983,933)	$12,157,866

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

Nature of Operations

The Company is a leading provider of Technology Management as a Service (TMaaS). The Company’s TMaaS platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile communications assets through its federally compliant platform Intelligent Technology Management System (ITMS™). The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TMaaS platform. Additionally, the Company’s ITMS platform has received the FedRAMP Authorized status. The Company’s TMaaS platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2025 and for each of the three and nine month periods ended September 30, 2025 and 2024 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2025 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impacts of the new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220) Disaggregation of Income Statement Expenses (“ASU 2024-03”), to enhance the transparency and decision usefulness of financial information presented in the income statement by requiring disaggregated information about certain income statement expense line items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of these new requirements on its income statement presentation and disclosures.

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

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$4,597,723	$9,684,059
Commercial (2)	2,590,638	2,292,565
Gross accounts receivable	7,188,361	11,976,624
Less: allowances for credit
losses (3)	70,725	46,150

Accounts receivable, net	$7,117,636	$11,930,474

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments could be delayed due to administrative processing delays by the government agency, continuing budget resolutions or a government shutdown, as further discussed in Note 17, that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers that may delay payment processing by our government customers.

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

(3) For the three and nine month periods ended September 30, 2025 and 2024, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	64%	81%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2025	2024	2025	2024
	(Unaudited)
U.S. Federal Government (1)	82%	81%	82%	82%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At September 30, 2025, the Company had deposits in excess of FDIC limits of approximately $12.1 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At September 30, 2025, the Company had foreign bank deposits in excess of insured limits of approximately €220,200.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	98%	99%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Inventories	$1,025,836	$312,429
Prepaid project costs	510,614	565,999
Deferred contract costs	3,863,152	2,134,182
Prepaid expenses and other assets	667,224	758,863

Total other current assets	$6,066,826	$3,771,473

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Carrier service costs	$24,269,920	$25,116,590
Salaries and payroll taxes	1,752,200	2,210,150
Inventory purchases, consultants and other costs	2,517,650	3,495,405
Other	7,980	29,110

	$28,547,750	$30,851,255

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
Computer hardware and software	$2,461,174	$3,052,569
Furniture and fixtures	380,132	382,419
Leasehold improvements	199,155	157,715
Automobiles	136,425	127,233
Gross property and equipment	3,176,886	3,719,936
Less: accumulated depreciation and amortization	2,737,776	3,175,213

Property and equipment, net	$439,110	$544,723

During the three and nine month periods ended September 30, 2025 property and equipment depreciation expense was approximately $81,800 and $242,100, respectively. During the three and nine month periods ended September 30, 2024 property and equipment depreciation expense was approximately $92,000 and $259,400, respectively.

During the three month period ended September 30, 2025, there were no material disposals of property and equipment. During the nine month period ended September 30, 2025, the Company disposed of property and equipment with historical cost of $775,000 and accumulated depreciation of $766,800 and recognized a loss on disposal of property and equipment of $8,200.

During the three month and nine month period ended September 30, 2024, the Company disposed of fully depreciated property and equipment with historical cost and accumulated depreciation of approximately $571,600.

There were no changes in the estimated useful lives used to depreciate property and equipment during the nine month periods ended September 30, 2025 and 2024.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of September 30, 2025 and December 31, 2024. There were no changes in the carrying amount of goodwill during the three and nine month periods ended September 30, 2025 and 2024.

Intangible assets consists of the following:

	SEPTEMBER 30, 2025
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(956,800)	$1,435,200
Channel Relationships	2,628,080	(2,000,261)	627,819
Internally Developed Software	7,837,115	(7,054,178)	782,937
Trade Name and Trademarks	1,330,472	(498,415)	832,057

	$14,187,667	$(10,509,654)	$3,678,013

	DECEMBER 31, 2024
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(777,400)	$1,614,600
Channel Relationships	2,628,080	(1,868,857)	759,223
Internally Developed Software	7,837,115	(6,045,723)	1,791,392
Trade Name and Trademarks	1,330,472	(431,892)	898,580

	$14,187,667	$(9,123,872)	$5,063,795

The Company did not capitalize any internally developed software costs for the three and nine month periods ended September 30, 2025 and 2024.

There were no disposals of intangible assets during the three and nine month periods ended September 30, 2025 and 2024.

The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2025 was approximately $418,700 and $1,385,800, respectively. The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2024 was approximately $558,600 and $1,782,100, respectively

As of September 30, 2025, estimated annual amortization for intangible assets is approximately:

Remainder of 2025	$348,700
2026	1,032,201
2027	534,021
2028	503,103
2029	373,446
Thereafter	886,542
Total	$3,678,013

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

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) maturing on February 28, 2026.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of September 30, 2025. The Company was in compliance with its covenants at September 30, 2025.

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

10. Income Taxes

The Company’s effective tax rate was (31.6)% and 1.0% for the three and nine month periods ended September 30, 2025, respectively. The Company’s effective tax rate was 4.2% and 2.8% for the three and nine month periods ended September 30, 2024, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax provision (benefit) by the loss before income tax provision (benefit).

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill (“H.R. 1”). The enactment of H.R. 1 did not result in a material impact on the Company’s tax position or consolidated financial statements.

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2025, there were 9,655,173 shares issued and outstanding.

No shares of common stock were issued under the vesting terms of RSAs during the three month period ended September 30, 2025. During the nine month period ended September 30, 2025, there were 197,933 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 28,268 shares withheld in satisfaction of the employees corresponding tax liability of approximately $130,618. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

No shares of common stock were issued under the vesting terms of RSAs during the three month period ended September 30, 2024. During the nine month period ended September 30, 2024, there were 692,468 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

 There were no stock option exercises during the nine month periods ended September 30, 2025 and 2024.

12. Share-based Compensation

Share-based compensation (including RSAs) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
Restricted share-based compensation expense	$108,369	$173,881	$416,778	$900,842
Non-qualified option share-based compensation expense	45,742	28,703	102,210	85,483

Total share-based compensation before taxes	$154,111	$202,584	$518,988	$986,325

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock shares are issued when vested and included in the total number of common shares issued and outstanding. During the three and nine month period ended September 30, 2025, the Company granted 71,291 restricted stock awards. There were no restricted stock awards granted during the three and nine month periods ended September 30, 2024.

Stock Options.

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were 120,000 stock option awards granted during the nine month period ended September 30, 2025. There were no stock option awards granted during the nine month period September 30, 2024.

For the three and nine month periods ended September 30, 2025, the weighted-average grant date fair value per option was $1.89. Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the period then ended as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024

Expected dividend yield	0%	--	0%	--
Expected volatility	62.6%	--	62.6%	--
Risk-free interest rate	3.8%	--	3.8%	--
Term	4.5 years	--	4.5 years	--

At September 30, 2025, the Company had approximately $0.7 million of total unrecognized share-based compensation expense related to share-based compensation that will be recognized over the weighted average remaining period of 1.2 years.

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

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
Basic and Diluted Earnings Per Share Computation:
Net loss	$(559,185)	$(425,210)	$(1,901,707)	$(1,577,873)
Weighted average number of common shares	9,655,173	9,485,508	9,598,478	9,263,492
Basic and Diluted Loss Per Share	$(0.06)	$(0.04)	$(0.20)	$(0.17)

For the three month period ended September 30, 2025, the Company had unexercised stock options of 408,570, RSAs of 196,378 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the three month period ended September 30, 2024, the Company had unexercised stock options of 288,570, RSAs of 323,020 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

For the nine month period ended September 30, 2025, the Company had unexercised stock options of 408,570, RSAs of 196,378 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive. For the nine month period ended September 30, 2024, the Company had unexercised stock options of 288,570, RSAs of 323,020 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
Carrier Services	$20,406,680	$22,412,970	$65,031,044	$62,198,921
Managed Services	15,718,527	12,207,463	43,192,104	42,669,562

	$36,125,207	$34,620,433	$108,223,148	$104,868,483

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
U.S. Federal Government	$29,495,102	$28,032,960	$89,228,492	$85,985,513
U.S. State and Local Governments	132,926	82,062	349,328	291,448
Foreign Governments	13,699	18,151	50,444	50,206
Commercial Enterprises	6,483,480	6,487,260	18,594,884	18,541,316

	$36,125,207	$34,620,433	$108,223,148	$104,868,483

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
United States	$35,036,015	$33,576,512	$105,053,502	$101,814,438
Europe	1,089,192	1,043,921	3,169,646	3,054,045

	$36,125,207	$34,620,433	$108,223,148	$104,868,483

During the three month periods ended September 30, 2025 and 2024, the Company recognized approximately $750,000 and $382,900, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

During the nine month periods ended September 30, 2025 and 2024, the Company recognized approximately $5.9 million and $1.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

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

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
	(Unaudited)
REVENUES	$36,125,207	$34,620,433	$108,223,148	$104,868,483
Carrier services cost	(20,406,680)	(22,412,970)	(65,015,056)	(62,194,792)
Managed service costs	(10,018,804)	(6,952,708)	(26,634,181)	(26,628,796)
Depreciation and amortization	(650,319)	(822,369)	(2,085,554)	(2,562,042)
Stock based compensation	(154,111)	(202,584)	(518,988)	(986,325)
Other segment items (1)	(5,355,929)	(4,680,787)	(15,954,762)	(13,634,907)
Interest expense	(47,671)	(52,911)	(155,126)	(183,979)
Interest income	83,439	59,882	226,209	161,033
Other income (expense)	93	99	590	(36,306)
Income tax (provision) benefit	(134,410)	18,705	12,013	44,968

NET LOSS FOR THE PERIOD:	$(559,185)	$(425,210)	$(1,901,707)	$(1,152,663)

(1)	Other segment items include sales and marketing costs, general and administrative expenses.

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

Property Theft Matter

During the third quarter of 2025, the Company identified a theft of certain assets resulting in an estimated loss of approximately $320,000. The Company recognized this amount as a charge to cost of revenues in the third quarter of 2025, representing management’s best estimate of the probable loss. Potential Insurance recovery has not been recorded, as the likelihood of recovery does not meet the probable criteria at this time.

The matter has been investigated internally and resolved operationally, though law enforcement and Insurance investigations will be ongoing.

While the Company believes the recorded amount reflects the best estimate at this time, there remains a possibility of additional exposure related to this matter. Management does not currently expect any additional loss, if incurred, to be material to the consolidated financial statements.

The Company continues to monitor the matter and will adjust its estimates as new information becomes available.

17. Subsequent Events

On October 1, 2025, the U.S. federal government entered a partial shutdown following the expiration of funding under the fiscal year 2025 continuing resolution. As a result, certain federal agencies temporarily suspended or limited operations. The Company is assessing potential impacts on its existing and anticipated government contracts; however, management does not currently expect the shutdown to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

22

•

A federal government shutdown occurred on October 1, 2025, which temporarily limited the availability of federal personnel and delayed certain government activities. Future shutdowns or continuing resolutions may disrupt the federal contracting process and could adversely affect our results of operations or cash flows. Federal government shutdowns, the failure of the Federal government to approve a budget or reduction in government spending in the areas in which we serve would have a negative impact on our cash flows.

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

Our Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ) is up for renewal in a competitive process in November 2025.  However, on October 30, 2025, the  US Department of Homeland Security notified the Company of its intent to issue a contract modification to exercise its option to extend services for a 2-month base period and four additional 1-month options, representing a potential total of six months of additional performance under the contract.

On October 1, 2025, the U.S. federal government entered a partial shutdown following the expiration of funding under the fiscal year 2025 continuing resolution. As a result, certain federal agencies temporarily suspended or limited operations. We are assessing potential impacts on its existing and anticipated government contracts; however, management does not currently expect the shutdown to have a material effect on our financial position, results of operations, or cash flows.

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

In fiscal 2025, we continue to focus on the following key goals:

•	Winning the DHS CWMS 3.0 re-compete,
•	Finding additional avenues for capturing new sales opportunities,
•	Providing unmatched level of services to our current customer base,
•	Leveraging our FedRAMP Authorized status as a differentiator from our competitors in pursuing government business,
•	Growing our recurring managed services revenues,
•	Adding incremental capabilities to our Technology Management solution set and develop and possibly acquire new high margin business lines,
•	Leveraging our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expanding our commercial customer base organically,
•	Continuing to leverage the R2v3 Certification,
•	Executing cross-sell opportunities among our IT as a Service, Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solutions,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners, and
•	Expanding our solution offerings into the commercial space,
•	Exploring integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.

Our strategy for achieving our longer-term goals include:

•	Establishing a market leadership position in the trusted mobility management (TM2) sector,
•	Pursuing strategic acquisitions to expand our solutions and our customer base,
•	Delivering new incremental offerings to add to our existing TM2 offering,
•	Creating and testing innovative new offerings that enhance our TM2 offering, and
•	Transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues.  Revenues for the three month period ended September 30, 2025 were $36.1 million, an increase of $1.5 million (or 4%) compared to $34.6 million in the same period in 2024.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2025	2024	Variance

Carrier Services	$20,406,680	$22,412,970	$(2,006,290)
Managed Services:
Managed Service Fees	10,092,020	8,513,799	1,578,221
Billable Service Fees	1,280,704	1,673,944	(393,240)
Reselling and Other Services	4,345,803	2,019,720	2,326,083
Total Managed Services:	15,718,527	12,207,463	3,511,064

	$36,125,207	$34,620,433	$1,504,774

Managed Service Revenues. Total managed services revenue were $15.7 million, an increase of approximately $3.5 million compared with $12.2 million in the same period in 2024 as follows:

•	Our managed service fees were $10.1 million, an increase of $1.6 million or 18.5% from $8.6 million in the same period last year.

•	Our billable service fees were $1.3 million, which is materially consistent with the same period in 2024.

•

Reselling and other services were $4.3 million compared to $2.3 million in the same period last year. Included in reselling and other services is $0.3 million of connectivity and device resales under our Spiral 4 contract. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter.

Carrier Service Revenues. We also procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $20.4 million, a decrease of $2.0 million, as compared with the same period in 2024. The decrease in carrier services revenues over the same period last year is a result of variations in the total number of lines managed for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three month period ended September 30, 2025 were $30.8 million (or 85% of revenues), an increase of $0.9 million from $29.9 million (or 86% of revenues) in the same period in 2024.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $20.4 million and $22.4 million for the three month periods ended September 30, 2025 and 2024, respectively.

Gross Profit.  Gross profit for the three month period ended September 30, 2025 increased on a dollar basis by  $0.6 million to $5.3 million (or 15% of revenues), compared to $4.7 million (or 14% of revenues) in the same period in 2024.

Gross profit as a percentage of managed services revenue (excluding carrier services) for the three month period ended September 30, 2025 was 34% compared to 38% in the same period last year due to slightly higher labor costs, as we bolster our customer delivery and relatively more reselling revenues which carry lower margins, compared to the same period last year.

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Revenues:
Carrier Services	$20,406,680	$20,403,278
Managed Services	15,718,527	12,207,463
Total revenue	36,125,207	32,610,741

Gross Profit:
Carrier Services	-	-
Managed Services	5,275,312	4,692,366
Total gross profit	5,275,312	4,692,366

Gross Margin:
Carrier Services	-	-
Managed Services	34%	38%
Total gross margin	15%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three month period ended September 30, 2025 increased by $0.2 million to $0.7 million (or 2% of revenues) compared to $0.5 million (or 2% of revenues) in 2024, reflecting increased sales and marketing activities in the third quarter of this year.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three month period ended September 30, 2025 were $4.8 million (or 13% of revenues), as compared to $4.4 million (or 13% of revenues) in 2024. The dollar increase during 2025 primarily relates to general inflationary pressures, additional headcount and associated costs, which were partially offset by $50,000 less share-based compensation expense compared to the same period in 2024.

Depreciation and Amortization. Depreciation and amortization expense for the three month period ended September 30, 2025 was $225,900 as compared to $260,000 in 2024. The slight decrease in depreciation expense is due to certain assets reaching their fully depreciated life during 2024.

Other Income (Expense), Net. Other income, net for the three month period ended September 30, 2025 was $35,900 compared to other income, net of $7,100 in 2024 as a result of higher earnings on cash deposits and less borrowing under our line of credit.

Income Taxes. Income tax provision for the three month period ended September 30, 2025 was $134,400 as compared to income tax benefit of $18,700 in 2024. Income taxes were accrued at an estimated effective tax rate of (31.6)% for the three month period ended September 30, 2025 compared to 4.2% for the three month period ended September 30, 2024.

Net Loss.  As a result of the cumulative factors described above, net loss for the three month period ended September 30, 2025  increased by $134,000 to $559,200 compared to net loss of $425,200 for the three month period ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues.  Revenues for the nine month period ended September 30, 2025 were $108.2 million, compared with $104.9 million in the same period in 2024.  Our mix of revenues for the periods presented is set forth below

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2025	2024	Change

Carrier Services	$65,031,039	$62,198,919	$2,832,120
Managed Services:
Managed Service Fees	28,569,401	26,375,256	2,194,145
Billable Service Fees	4,350,543	4,101,724	248,819
Reselling and Other Services	10,272,165	12,192,584	(1,920,419)
Total Managed Services:	43,192,109	42,669,564	522,545

	$108,223,148	$104,868,483	$3,354,665

Managed Service Revenues. Total managed services revenue were $43.2 million, which was relatively consistent with $42.7 million in the same period in 2024 as follows:

•

Our managed service fees were $28.6 million, an increase of $2.2 million, compared with the same period in 2024. The increase in managed service fees was primarily due to a new federal end customer which began in September of 2024.

•	Billable service fees were $4.4 million, an increase of $0.2 million, compared with the same period in 2024.

•

Reselling and other services were $10.3 million, a decrease of $1.9 million, compared with the same period in 2024. The decrease is partially due to recognition of revenue for SaaS agreements over the period of performance compared to point-in -time recognition. Reselling and other services are transactional in nature, and the amount and timing of revenue varies from quarter to quarter. Included in reselling and other services is $0.6 million of connectivity and device re-sales under our Spiral 4 contract.

Carrier Services Revenues. We also procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $65.0 million, an increase of $2.8 million, as compared with the same period in 2024. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the nine month period ended September 30, 2025 were $93.1 million (or 86% of revenues), which is consistent with $90.6 million (or 86% of revenues) in the same period in 2024.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $65.0 million and $62.2 million for the nine month periods ended September 30, 2025 and 2024, respectively.

Gross Profit.  Gross profit for the nine month period ended September 30, 2025 increased by  $0.9 million to $15.2 million (or 14% of revenues), compared to $14.3 million (or 14% of revenues) in the same period in 2024.

Gross profit as a percentage of managed services revenue (excluding carrier services) for the nine month period ended September 30, 2025 was 35% compared to 33% in the same period last year due to a combination of increased managed service fees and lower reselling revenues, compared to the same period last year.

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2025	2024
Revenues:
Carrier Services	$65,031,039	$62,198,919
Managed Services	43,192,109	42,669,564
Total revenue	108,223,148	104,868,483

Gross Profit:
Carrier Services	-	-
Managed Services	15,171,075	14,251,479
Total gross profit	15,171,075	14,251,479

Gross Margin:
Carrier Services	-	-
Managed Services	35%	33%
Total gross margin	14%	14%

Sales and Marketing.  Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the nine month period ended September 30, 2025 was $2.0 million compared to $1.7 million in 2024 reflecting increased sales and marketing activities in 2025, though remained relatively constant at 2% of revenues from the same period in 2024.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes.  General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services.  Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the nine month period ended September 30, 2025 were $14.5 million (or 13% of revenues), as compared to $13.3 million (or 13% of revenues) in the same period in 2024. The dollar increase during 2025 primarily relates to general inflationary pressures, additional headcount and associated costs, which were partially offset by $467,000 less share-based compensation expense in the first nine months of 2025 compared to the same period in 2024.

Depreciation and Amortization.  Depreciation and amortization expense for the nine month period ended September 30, 2025 was $683,000 as compared to $769,000 in the same period in 2024.  The slight decrease in depreciation expense is due to certain assets reaching their fully depreciated life during 2024.

Other Income (Expense), Net.  Other income, net for the nine month period ended September 30, 2025 was $71,700 compared to other expense, net of $59,300 in the same period in 2024, as a result of higher earnings on cash deposits and less borrowing under our line of credit in the comparable period of 2024.

Income Taxes.  Income tax benefit for the nine month period ended September 30, 2025 was $12,000 as compared to income tax benefit of $45,000 in the same period in 2024.  Income taxes were accrued at an estimated effective tax rate of 1.0% for the three month period ended September 30, 2025 compared to 2.8% for the nine month period ended September 30, 2024.

Net Loss.  As a result of the cumulative factors described above, net loss for the nine month period ended September 30, 2025 was $1.9 million which was relatively consistent with the net loss of $1.6 million for the nine month period ended September 30, 2024.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

As part of our ongoing liquidity management, we elected to temporarily delay payment to certain vendors (approximately $7.5  million) to strengthen our cash position amid uncertainty related to the federal government shutdown. This action was precautionary in nature, and we expect normal payment activity to resume once funding stability is restored. At quarter-end, the Company maintained sufficient liquidity, including available cash and borrowing capacity, to meet all anticipated operating and contractual needs.

At September 30, 2025, our net working capital was approximately $2.2 million compared to $2.4 million at December 31, 2024.  We believe that our existing cash balances and our anticipated cash flows from operations and access to our credit facility, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. There is no assurance that, if needed, we will be able to borrow or raise capital on favorable terms or at all.

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash provided by operations was approximately $5.8 million driven by collections of accounts receivables and is partially offset by temporary payable timing differences. In the same period in 2024, $0.8 million net cash was used in operations.

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

For the nine months ended September 30, 2025, cash used in investing activities was approximately $0.1 million and consisted of purchases of property and equipment.

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

For the nine months ended September 30, 2025, cash used in financing activities was approximately $0.5 million and reflects line of credit advances and payments of $2.8 million, finance lease principal repayments of approximately $412,300, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $130,700.

For the nine months ended September 30, 2024, cash used in financing activities was approximately $0.7 million and reflects line of credit advances and payments of $4.6 million, lease principal repayments of approximately $456,800, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $258,400.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2025 and 2024, fluctuations in the Euro and U.S. dollar exchange rate decreased the translated value of our foreign cash balances by approximately $52,300 as compared to last year.

Off-Balance Sheet Arrangements

The Company has no existing off-balance sheet arrangements as defined under SEC regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that these disclosure controls and procedures are not effective as of September 30, 2025, due to material weaknesses in our internal control over financial reporting. As fully described in our 2024 Annual Report on Form 10-K, during our year-end closing process, we identified deficiencies related to the revenue recognition process for government contracts, specifically in the estimation of unbilled amounts related to a large government agency. During the assessment process, we identified additional deficiencies in the design of controls over the monitoring of evolving circumstances that require specific, customer level analysis relating to recording revenue accruals. This deficiency led to errors in the timing of revenue that required adjustment during the 2024 fiscal year closing process.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

			Dollar Value of Shares Purchased as	Maximum Dollar Value of Shares
	Total Number of Shares	Average Price Paid	as Part of Publicly Announced Plans or	that may be Purchased Under Approved Plans or
	Purchased	Per Share	Programs	Programs

January 2025	21,613	$4.84	-	$-

March 2025	3,004	$3.53

May 2025	3,681	$4.22

Total	28,298	$4.62	-	$-

ITEM 3 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

None

ITEM 5 OTHER INFORMATION

Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Jason Holloway Executive Vice President, and Chief Revenue Officer	Adoption	September 17, 2025	April 6, 2026	Up to 140,000
Todd Dzyak Executive Vice President, and Chief Operating Officer	Adoption	September 17, 2025	August 20, 2026	Up to 30,000

ITEM 6.  EXHIBITS

EXHIBIT NO	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: November 13, 2025	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 13, 2025	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

