Form 10-K
period 2025-12-31
WIDEPOINT CORP
filed 2026-03-25
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of the Common Stock on the NYSE American on the last business day of the registrant’s most recently completed second fiscal quarter of $3.42 per share, was approximately $28.0 million.

As of March 19, 2026, there were 9,872,661 shares of the registrant’s Common Stock issued and outstanding.

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

Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following risk factor summary:

•	Our DHS CWMS 2.0 IDIQ contract is currently subject to re-competition and there can be no assurance that we will be awarded the successor contract, or that the terms, scope, or timing of any extension, bridge arrangement, or successor award will not materially differ from the current contract. This contract represents a significant portion of our revenue.

•	Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.

•	We may not be able to respond to rapid technological changes with new software products and services, especially in the area of artificial intelligence, which could harm our sales and profitability and our competitiveness in the market.

•	Tariffs, inflationary pressures, and other macroeconomic forces that impact costs, such as costs for devices, labor and distribution costs may impact our financial condition or results of operations.

•	Our financial resources are limited and the failure of one or more new product or service offerings could materially harm our financial results.

•	We have significant fixed operating costs, which may be difficult to adjust in response to unanticipated fluctuations in revenues.

•	We have incurred net losses in the past and may incur net losses in the future.

•	Federal agencies and certain large customers can unexpectedly terminate their contracts with us at any time without penalty and the loss of a large customer could have an adverse impact on our financial results.

•	The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

•	Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to audit us and/or assess fines and/or penalties for non-compliance.

•	Federal government shutdowns, the failure of the Federal government to approve a budget or reduction in government spending in the areas in which we serve could have a negative impact on our cash flows.

•	Federal government organizational changes and/or restructuring may pose unknown risks to WidePoint. Changes in Federal Departmental leadership may result in changes priorities and changes in budgets can negatively impact our ability to maintain and/or grow revenue.

•	Our inability to access our working capital line of credit or otherwise maintain compliance with the required covenants could have an adverse impact on our financial condition.

•	Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

•	The negative impact of any catastrophic events, including acts of domestic or international terrorism, civil unrest, pandemics, outbreak of war or hostilities, and other regional low-intensity conflicts, adverse climate or weather events or other public health emergencies, as well as our response to any of the aforementioned factors.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a leading provider of Technology Management as a Service (TMaaS) that consists of federally certified communications management, and identity management. We also provide interactive bill presentment and analytics, and Information Technology as a Service Solutions (ITaaS). We help our clients achieve their organizational missions for mobility management, information technology management, and cybersecurity objectives in this challenging and complex business environment.

We offer our TMaaS solutions through a flexible “As-a-Service” model or XaaS which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TMaaS solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development.  The flexibility of our TMaaS solutions enables our customers to be able to quickly expand or contract their mobility management requirements.  Our TMaaS solutions are hosted and accessible on-demand through both a secure federal government certified proprietary portal and/or through a secure enterprise portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy identity management solutions that provide secured virtual and physical access to restricted environments.

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

Mobile and Identity Management

 As one of two Department of Defense (DoD) designated External Certificate Authorities (ECA), we offer several different federally certified digital certificates and credentials that enable our customers to provide strong multifactor authentication (MFA) solution to conduct business through secure portals owned and managed by the U.S. federal government, access government facilities and secure mobile devices that are used to access corporate networks, databases and other IT assets.  We also offer comprehensive mobile security solutions that protect users, devices, and corporate resources, including establishing effective policies to create a scalable, adaptable, successful mobile program.  We also offer the same MFA solution to enterprises in the private sectors with the same level of cybersecurity assurance.

Digital Billing and Unified Communications Analytics Solutions

We offer innovative and interactive billing communications and analytics solutions to large communications service providers (CSPs). Our customized solutions give their end customers the ability to view and analyze their bills online via our advanced self-serve user portal 24/7.Our solutions are delivered in a hosted and secure environment and provide our CSPs with full visibility into their revenue model which provides stronger customer experience and reduces their operating costs and improves profitability.

IT as a Service

We provide comprehensive information technology (IT) as a service offerings (ITaaS), including cybersecurity, cloud services, network operations, and professional services. We provide a complete outsourcing solution that includes hardware, software, network, cybersecurity, and associated management for our clients’ IT needs. Additionally, we provide development operations support, artificial intelligence implementation, and the Microsoft stack of technologies to help our customers to be productive, agile, and efficient in a secure environment. We provide the above solutions from the cloud that ensures scalability, resiliency, and security. We also provide “migration to the cloud” services that enables our customers to take advantage of cost savings through economies of scale and elimination of redundancy as well as taking advantage of built in scalability and resiliency of the cloud.

Our Carrier Services

We also provide our customers with carrier services, which consists of phone, data and satellite and related mobile services for a connected device or end point. We procure, process and pay communications carrier invoices on behalf of customers. Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution as part of our platform. We support the consolidation, validation, and administration of telecom charges across multiple carriers and vendors, allowing customers to simplify billing and related payment processes without assuming direct responsibility for carrier relationships.

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

Upselling and Cross Selling. After a customer is on boarded, we focus on delivering our service as contracted and then attempt to upsell and cross sell our other TMaaS solution offerings. We may enter into preferred supplier network programs agreements with our customers and offer our TMaaS solutions on similar terms and conditions to their suppliers and customer which in turn could increase our potential sales opportunities. We also directly ask our customers for referrals into their professional network, customer and supplier groups to drive additional sales opportunities.

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

Department of Homeland Security for Cellular Wireless Managed Services 2.0 ID/IQ Contract Renewal

In 2025 and 2024, 77% and 79% of our revenues, respectively, were from the Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract. This renewal of this contract was placed in a competitive process in November 2025 and we are awaiting the government’s award decision. There can be no assurance that we will be awarded the successor contract, or that the terms, scope, or timing of any extension, bridge arrangement, or successor award will not materially differ from the current contract.

Other Government Contracts

We believe that contracts with federal government agencies will be the primary source of our revenues for the foreseeable future although we are working to increase our footprint with commercial customers through our relationships with systems integrators and strategic partners.

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

Contract vehicles include Government Wide Acquisition Contracts (“GWACs”), and Blanket Purchase Agreements (“BPAs”) based upon GSA Schedule 70, and customer specific contracts. We also hold a number of Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts, including, but not limited to:

•	Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ), which contract is subject to renewal in a competitive process.

•	Navy Spiral 4 Contract, a 10 year multi-award contract with a contract value of $2.67 billion. A contract designed to enhance procurement of wireless communications services and devices for U.S. military and associated civilian personnel.

•	We are an approved subcontractor for the following ID/IQ contracts:

o	GSA Alliant 2
o	GSA Enterprise Infrastructure Solutions (EIS)
o	GSA Connections II
o	National Institutes of Health Chief Information Officer Solutions and Partners (CIO-SP3)
o	NASA Solutions for Enterprise-Wide Procurement (SEWP)
o	Department of Justice (DOJ) Enterprise Standard Architecture V (ESA V)

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

At December 31, 2025, we believe we have substantially completed our capital investments related to our delivery platforms for the foreseeable future; however, future updates and enhancements will be likely to address the changes in technology.

Security Certification and Accreditation

Our TMaaS solution framework has received multiple security certifications and accreditations from the federal government. As a result we have multiple authorizations to operate (ATOs) from the Department of Homeland Security, the General Services Administration, the Department of Defense, and the Department of Commerce including the FedRAMP® Authorized status for our proprietary Intelligent Technology Management System (ITMS™). The ATOs attest to the fact that we meet all of the cybersecurity requirements for processing sensitive data as ascribed by the Federal Information Management Act at the Moderate and High levels. These ATOs are difficult, time consuming, and costly to attain. Our security certification and accreditation represent a significant reduction of security risk for our customers both in public and private sectors.

Data Centers

We host our proprietary solutions and operate all servers, systems and networks in multiple data centers located in North America and Europe, which we may consolidate in the future. We also host our proprietary solutions in the cloud and have plans to migrate more customers to the cloud in the future. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards. We utilize monitoring technology software tools that continuously check our servers and key underlying components at regular intervals for issues with system availability and performance, server and application security and penetration vulnerabilities, and other factors that may impact the availability of our systems to our customers. Each data center provides security measures, redundant environmental controls, fire suppression systems and redundant electrical generators to meet our service level agreements. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server tools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

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

Market Pricing. Pricing for services in our market often lack transparency due to the way in which our competitors price their services. Our competitors take advantage of this lack of pricing transparency and prospective customer’s lack of understanding and awareness of market pricing for services. Our competitors often take advantage of a prospective customer and will often heavily discount their prices to unprofitable levels thereby creating a commodity pricing environment that affects the value of the solution perceived by prospective customers, severely limits profitability for other service providers that provide better solutions, discourages further innovation and harms the customer in the end. The costs to switch solutions can be high for a prospective customer even if they know their current solution is not working.

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

Our most significant source of regulation relates to compliance with laws and regulations relating to the formation, administration and performance of U.S. Government contracts. These laws and regulations, among other things:

•	may in certain circumstances require certification and disclosure of all cost or pricing data in connection with certain types of contract negotiations for which our associated systems are not certified to do so. This limits the type of contracts we can bid on;

•	impose specific and unique cost accounting practices that may differ from U.S. generally accepted accounting principles (GAAP) and would be costly and time consuming to implement;

•	impose acquisition regulations, which may change or be replaced over time, that define which costs can be charged to the U.S. Government, how and when costs can be charged, and otherwise govern our right to reimbursement under certain U.S. Government contracts;

•	require specific security controls to protect U.S. Government controlled unclassified information and that our suppliers that have access to this type of information comply with cyber security regulations;

•	restrict the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	prohibit the acquisition from or use by contractors of materials, products or services procured from certain countries or entities located outside the United States (e.g., the prohibition on the acquisition of sensitive materials from non-allied foreign nations and prohibition on the acquisition and use of certain telecommunications and video surveillance services or equipment); and

To the extent we may be required to deploy or enhance systems, processes, and controls in any of the above areas in order to be able to bid on new and more complex contracts, we may incur additional costs to achieve compliance and could incur significant penalties for non-compliance.

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

Human Capital

As of December 31, 2025, we employed 243 full time employees (215 in United States and 28 in Europe), and 4 part-time staff.

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

We believe the combination of competitive compensation package and career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. As of December 31, 2025, the average tenure of our employees was approximately eight (8) years with 30% of our employees having been employed by us for more than ten (10) years.

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

RISKS RELATED TO OUR BUSINESS

We may be unable to renew the DHS CWMS 2.0 IDIQ.

During 2025 and 2024 approximately 77% and 79%, respectively, of our revenues were from the Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ). Our DHS CWMS 2.0 IDIQ contract is currently subject to re-competition, in a competitive process, and we are awaiting the government’s award decision; there can be no assurance that we will be awarded the successor contract, or that the terms, scope, or timing of any extension, bridge arrangement, or successor award will not materially differ from the current contract.  This contract represents a significant portion of our revenue. We estimate that the loss of the DHS CWMS 2.0 IDIQ, without any offsetting aggregate contract wins, would have a significant adverse impact on our operating cash flow and financial results; and we would likely be faced with a decision to initiate cost reduction actions that would largely include reductions in force for personnel and assets affected by the contract loss. Further, the availability of our line of credit is dependent on having sufficient billed accounts receivable as collateral.

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

Inflationary or other pressures on costs, such as inputs for devices, labor, tariffs, and distribution costs may impact our financial condition or results of operations.

We sell equipment manufactured by various suppliers and depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, and wireless-related equipment and other connected devices. In the past few years, the costs of these inputs and the costs of labor necessary to develop and maintain our networks and our products and services rapidly increased. In addition, many of these inputs are subject to price fluctuations and supply issues from a number of factors, including, but not limited to, market conditions, demand for raw materials used in the production of these devices and network components, weather, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, wars or other low-intensity conflicts, acts of terror, import and export requirements, and other factors beyond our control. Although we are unable to predict the impact on our ability to source materials in the future, these supply and inflationary pressures are likely to continue for the foreseeable future. In addition, we face additional cost pressure via tariffs imposed on the items we import.

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

We may be unable to achieve profitability.

We have a history of operating losses. A significant contributing factor driving such prior net operating losses were investments in product development projects, sales and marketing that did not produce the expected return on investment; and as a result placed a significant cumulative strain on our networking capital and overall financial position. There is no guarantee that we will be able to meet our financial goals of growing top line revenue and positive net income without closing significant new business and incremental contract expansions and maintain control over operating costs. An inability to successfully grow our sales pipeline and close on new business that is profitable, adequately control costs, could affect our long-term viability, profitability and ultimately limit the financial resources we have available to grow our business and achieve our desired financial results. Further, our lack of profitability and limits on access to capital may cause us to be disqualified from winning new contracts or recompeted contracts, or require us to team, and thus share in revenues, with another larger prime contractor to be successful in winning.

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

A high percentage of our operating cash outlays, particularly personnel, rent and communications costs, are fixed in advance of any particular quarter. As a result, an unanticipated or prolonged decrease in the number or average size of, or an unanticipated delay in the scheduling for our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations and cash flow for that quarter. An unanticipated termination, decrease or delay in the implementation of a significant anticipated customer contract could require us to maintain underutilized employees and that could have a material adverse effect on our cash flow, financial condition and results of operations. Other factors that may negatively affect our earnings and free cashflow from quarter to quarter include changes in:

•	the contractual terms and timing of completion of projects, including achievement of certain business results;
•	acceptance of our products to commercial or government customers;
•	budgets for government customers;
•	the implementation of new projects;
•	the adequacy of estimates of provisions for losses and credit losses;
•	the accuracy of our estimates of resources required to complete ongoing projects;
•	personnel, including the loss of key highly skilled personnel necessary to complete projects;
•	labor shortages;
•	supply chain issues;
•	inflationary pressures;
•	natural disasters, cyberattacks, war and/or terrorist attacks;
•	partial or complete government shutdowns;
•	global pandemics; and
•	general economic conditions and international hostilities including war.

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

We have access to a credit facility consisting of a variable line of credit used primarily to meet short-term working capital requirements. The availability of borrowings under this facility is subject to certain conditions, including compliance with financial covenants measured annually as of December 31 and a borrowing base calculation based on eligible billed accounts receivable pledged as collateral. Although we have adequate collateral and were in compliance with our covenants as of December 31, 2025, we may not be able to maintain compliance or sufficient eligible collateral in future periods. If we fail to satisfy these requirements, our lender could restrict or terminate our ability to borrow under the facility, accelerate repayment of outstanding amounts, impose unfavorable renewal terms, or decline to renew the agreement. Any such actions could materially and adversely affect our liquidity. If sufficient borrowing capacity is not available, we may need to obtain additional financing, which may not be available on favorable terms or at all.

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

Our contracting environment is becoming increasingly complex and subject to heightened regulatory requirements and enforcement, which increases our operational and compliance risk.

We operate in a regulatory and contractual environment that continues to evolve and become more complex. Many of our contracts, particularly those with government and regulated commercial customers, are subject to extensive statutory, regulatory, and contractual requirements. These requirements may relate to procurement rules, cybersecurity standards, data protection, labor compliance, cost accounting, reporting obligations, supply chain integrity, and other compliance mandates. Non-compliance with applicable laws, regulations, or contractual provisions can result in substantial penalties, including fines, contract termination, suspension or debarment, repayment obligations, reputational damage, or exclusion from future bidding opportunities.

In addition, we are increasingly pursuing contracts with broader scope, greater technical complexity, and more sophisticated performance and compliance obligations. These contracts often contain detailed pricing structures, performance metrics, indemnification provisions, audit rights, flow-down requirements, and other risk-shifting mechanisms that may expose us to financial or operational risk if not properly negotiated or managed.

Our ability to effectively mitigate these risks depends in part on maintaining adequate internal resources, including personnel with appropriate legal, regulatory, contracting, pricing, and compliance expertise. If we fail to devote sufficient resources to contract review and negotiation, or if we are unable to attract and retain qualified personnel capable of managing increasingly complex contractual and regulatory obligations, we may enter into agreements on unfavorable terms, underestimate compliance costs, or fail to maintain effective internal controls. Any such failure could result in increased costs, disputes, penalties, diminished profitability, or other material adverse effects on our business, financial condition, and results of operations.

As regulatory scrutiny increases and contractual complexity grows, the consequences of errors in contract negotiation, compliance oversight, or performance management may become more significant

Our inability to accurately price and sell our product offerings at an acceptable profit margin that customers are willing to pay will have a negative impact on our business that could extend for a number of years.

Most of our contracts with customers have terms of three to five years, often with optional renewal periods. Our government contracts generally consist of a base period with multiple option periods, while our commercial contracts typically have initial terms of three or more years with automatic annual renewals in many cases. Substantially all of these contracts are structured on a firm fixed-price basis per performance obligation.

The long-term and fixed-price nature of these contracts increases the importance of accurately defining the scope of work, appropriately pricing our services, and effectively managing performance obligations over the contract term. Our ability to do so depends in part on maintaining adequate personnel resources, including employees with sufficient experience and expertise in contract scoping, pricing, operational planning, and contract administration. If we do not maintain adequate staffing levels or do not have personnel with the appropriate level of experience to assess contractual terms, evaluate pricing assumptions, and manage performance risks, we may misprice contracts, underestimate costs, or fail to anticipate operational complexities.

In addition, because many of our contracts are firm fixed-price, we bear the risk of cost increases, including those resulting from inflation, labor shortages, supply chain disruptions, tariffs, or other economic conditions, and we may be unable to pass such increases on to customers. Any failure to accurately scope, price, or manage our contracts, or to complete our performance obligations in accordance with contractual requirements, could negatively affect our profitability over multiple years and could have a material adverse effect on our business, financial condition, and results of operations.

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

We may expand the international sales and operations of our portfolio of solutions. This international expansion will subject us to new risks that we have not faced in the United States. These risks include:

•	geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing, staffing and overseeing international implementations and operations, including increased reliance on foreign subcontractors;
•	challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;

•	challenges in providing procurement, help desk and fulfillment capabilities for our international customers;
•	fluctuations in currency exchange rates;
•	increased tax compliance costs and potentially adverse tax consequences, including the complexities of transfer pricing, foreign value added or other tax systems and restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws and legal standards including US laws related to foreign operations;
•	increased financial accounting and reporting burdens and complexities;
•	potentially slower adoption rates of communications management solutions services internationally;
•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and
•	reduced or varied protection for intellectual property rights in some countries.

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

Our TMaaS solution derives its value in significant part from our communications management software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for  the  interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system  or operational support system with our software products for competitive or other reasons. This could be accelerated through the use of artificial intelligence. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential market if such manufacturer or carrier, or its authorized licensees, were to develop one or more communications management solutions competitive with our solution.

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

RISKS RELATED TO BUSINESS WITH GOVERNMENT AGENCIES

A government shutdown, agency specific shut downs, or changes in the spending policies or budget priorities of the federal government could cause us to lose revenues.

We currently derive a majority of our annual revenues from contracts funded by federal government agencies. We believe that contracts with federal government agencies will continue to be a significant source of our revenues for the foreseeable future. Accordingly, shutdowns or changes in federal government fiscal or spending policies or changes in U.S. federal budget could directly affect our financial performance. The newly formed Department of Government Efficiency (DOGE) could have a negative impact on our revenues from the federal government. Among the factors that could harm our business are:

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

Federal government efficiency initiatives and restructuring efforts could adversely affect our government revenues.

From time to time, the federal government undertakes initiatives intended to improve efficiency, reduce costs, streamline procurement, or restructure agencies and programs. These efforts, whether implemented through specific agencies, task forces, or broader policy directives, may result in reductions in government spending, changes in procurement priorities, workforce reductions, agency consolidations, or the elimination or modification of programs.

As a government contractor, our business operations, contract awards, and revenue streams may be adversely affected by such initiatives, including through reduced demand for our services, delays or cancellations of contracts, changes in customer requirements, or the loss of key government personnel with whom we maintain working relationships. Although our solutions are designed to help government customers operate more efficiently and reduce costs, there can be no assurance that these initiatives will not result in decreased funding, contract terminations, or other actions that could materially and adversely impact our financial condition, results of operations, or growth prospects.

We may incur substantial costs in connection with contracts awarded through a competitive procurement process, which could negatively impact our operating results.

Most if not all federal, state and local governments, as well as commercial contracts are awarded through a competitive procurement process that could be a year or more from the initial solicitation to final contract award. We expect that much of the business we seek in the foreseeable future will be awarded through competitive procedures and similar lengthy sales cycle. Competitive procurements can incur substantial upfront costs and present a number of potential risks, including:

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

The costs we incur in the competitive procurement process may be substantial and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. For example, our DHS contract was up for renewal in November 2025 and our proposal is currently under evaluation. There can be no guarantees we rewin the contract, or may be required to make significant concessions in order to rewin it. DHS has issued a modification that extends the current CWMS 2.0 IDIQ contract through April 24,  2026 and provides for one more additional 1-month extension, which if exercised,  would provide for performance through May 24, 2026. Task orders issued while CWMS 2.0 is under extension can be executed upon up to 1 year  after award. In addition, the General Services Administration multiple  award schedule contracts, government-wide acquisitions contracts, blanket purchase agreements, and other indefinite delivery/indefinite quantity contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. This competitive process may result in increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under the relevant contract.

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

Federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•	terminate existing contracts, with short notice, for convenience, as well as for default;
•	reduce orders under or otherwise modify contracts;
•	for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate, and current;
•	for GSA multiple award schedule contracts, government-wide acquisition agreements, and blanket purchase agreements, demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents
•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
•	claim rights in solutions, systems, and technology produced by us;
•	prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;
•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract; and
•	suspend or debar us from doing business with the federal government.

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

Many of the services we provide involve managing and protecting information involved in sensitive or classified government functions as well as sensitive commercial information. A security breach or cybersecurity event in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government customers. In addition, sensitive personal data could be illegally accessed and/or stolen through a cybersecurity event. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenues.

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

Although we attempt to limit the amount and type of our contractual liability for defects in the applications or systems we provide and carry insurance coverage that may mitigate this liability in certain instances, we cannot be assured that these limitations and insurance coverages will be applicable and enforceable in all cases. Even if these limitations and insurance coverages are found to be applicable and enforceable, our liability to our customers for these types of claims could still exceed our insurance coverage and be material in amount and affect our business, financial condition and results of operations.

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

The stock market has, from time to time, experienced extreme price and volume fluctuations. The market prices of the securities of companies in our industry have been especially volatile. Broad market fluctuations of this type may adversely affect the market price of our common stock. The market price of our common stock has experienced, and may continue to be subject to volatility due to a variety of factors, including:

•	public announcements concerning us, our competitors or our industry;
•	externally published articles and analyses about us by retail investors and non-analysts;
•	changes in analysts’ earnings estimates;
•	information in third party chat rooms, third party publications and social media outlets;
•	the failure to meet the expectations of analysts;
•	fluctuations in operating results;
•	additional financings or capital raises;
•	introductions of new products or services by us or our competitors;
•	announcements of technological innovations;
•	additional sales of our common stock or other securities;
•	trading by individual investors that causes our stock prices to straddle at a low price for prolonged periods of time;
•	general economic conditions and events, including adverse changes in the financial markets, terrorist attacks, health pandemics, government shutdowns, war, adverse weather events, pandemics (such as the COVID-19 pandemic) and other disasters; and
•	Impairment of goodwill resulting from the fair value of our single reporting unit below its carrying value.

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

If we sell substantial amounts of our common stock, the market price of our common stock could fall. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances would dilute our stockholders percentage ownership interest, which would have the effect of reducing our stockholders’ influence on matters on which our stockholders vote, and might dilute the book value of our common stock. There is no assurance that we will not seek to sell additional shares of our common stock in order to meet our working capital or other needs in a transaction that would be dilutive to current stockholders.

A third party could be prevented from acquiring shares of our common stock at a premium to the market price because of our anti-takeover provisions.

Various provisions of our certificate of incorporation, by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to us and our stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware.  Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with any interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is (i) a person who, together with affiliates and associates, owns 15% or more of our voting stock or (ii) an affiliate or associate of ours who was the owner, together with affiliates and associates, of 15% or more of our outstanding voting stock at any time within the 3-year period prior to the date for determining whether such person is “interested.”

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our Board of Directors (Board) oversees the management of the risks inherent in the operation of the Company’s business, principally through the Governance Committee.  Our Governance Committee oversees our risk management efforts, with cybersecurity being an element of our comprehensive Enterprise Risk Management (ERM) strategy. Our Chief Executive Officer and Chief Operating Officer report information to the Board through the Governance Committee regarding the risks that impact the organization, including cybersecurity risks, and any material events.

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

Executive Experience and Qualifications

Our CEO has over thirty (30) years of risk management experience, and our COO with over twenty (20) years of experience including cybersecurity, possess deep expertise in their respective fields, evidenced by their academic qualifications and professional trajectories. This collective experience underpins our robust approach to managing cybersecurity risks. In addition, we have numerous employees with experience and qualifications related to cybersecurity.  We have named a Chief Information Security Officer as part our cybersecurity program.  Our Chief Executive and Chief Operating officers are responsible for informing the Board and Governance Committee of any new material cyber events or risks.

Cybersecurity Threats are discussed in ITEM 1 A. RISK FACTORS, under the heading RISKS RELATED TO PRIVACY, CYBERSECURITY AND TECHNOLOGY in this Annual Report on Form 10-K.   We are not aware of any material cybersecurity incidents in the past that have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

All of our property locations are leased. We believe we can obtain additional facilities required to accommodate projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that we will be able to do so.  The following table presents our property locations at December 31, 2025 for our U.S. locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	City, State Zip Code	Expiration	Sqft	Sqft	Cost	Description of use

11250 Waples Mill Rd S. Tower, Suite 210	Fairfax, VA 22030	March 2029	11,852	$28	$328,000	Headquarters, Sales, Operations
8351 N High Street, Suite 130, 149 and 200	Columbus, OH 43235	November 2028	18,833	$11	$200,100	Sales and Operations
21 Enterprise Parkway, Suites 130 and 140	Hampton, VA 23669	June 2031	5,989	$16	$98,800	Customer Support
7611 Green Meadows Dr.	Lewis Center, OH 43035	March 2029	21,236	$10	$209,600	Customer Support

The following table presents our property locations at December 31, 2025 for our international locations:

				Base	Base
		Lease	Approx.	Cost per	Annual
Physical Street Address	Country Postal Code	Expiration	Sqft	Sqft	Cost	Description of use

South County Business Park	Dublin 18, Ireland	March 2026	6,000	$30	$179,000	Europe office

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings, claims, and disputes arising in the ordinary course of business. As of the date of this report, we are party to certain legal matters, that management believes are routine in nature and not material, individually or in the aggregate. While the outcome of these matters cannot be predicted with certainty, we do not believe that their resolution will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol “WYY”.

Holders

As of the close of business on March 19, 2026, there were 80 registered holders of record of our common stock.

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

Organizational Overview

We are a leading provider of Technology Management as a Service (TMaaS) that consists of federally certified communications management, identity management, and interactive bill presentment and unified communication analytics solutions and IT as a Service (ITaaS). We help our clients achieve their organizational missions for mobility management and security objectives in this challenging and complex business environment.

We offer our TMaaS solutions through a flexible “As-a-Service” model or “Xaas” which includes both a scalable and comprehensive set of functional capabilities that can be used by any customer to meet the most common functional, technical and security requirements for mobility management. Our TMaaS solutions were designed and implemented with flexibility in mind such that it can accommodate a large variety of customer requirements through simple configuration settings rather than through costly software development.  The flexibility of our TMaaS solutions enables our customers to be able to quickly expand or contract their mobility management requirements.  Our TMaaS solutions are hosted and accessible on-demand through a secure federal government certified proprietary portal that provides our customers with the ability to manage, analyze and protect their valuable communications assets, and deploy identity management solutions that provide secured virtual and physical access to restricted environments.

Strategy

During 2025, we focused on increasing our customer base and our sales pipeline and leveraging our strategic relationships with key system integrators and strategic partners to capture additional market share. On February 19, 2025 WidePoint’s Intelligent Technology Management System (ITMS) achieved FedRAMP Authorized status from the Federal Risk and Authorization Management Program (FedRAMP) Program Management Office (PMO). In fiscal 2026, we will continue to focus on the following key goals:

•	Winning the DHS CWHS 3.0 re-compete,
•	Continue to find additional avenues for capturing new sales opportunities,
•	Continue to provide unmatched level of services to our current customer base,
•	Leverage our FedRAMP Authorized status as a differentiator from our competitors in pursuing government business,
•	Grow our recurring managed services revenues,
•	Add incremental capabilities to our Technology Management solution set and develop and possibly acquire new high margin business lines,
•	Leverage our software platforms to grow our SaaS revenues and take advantage of the opportunities emerging from the growth in remote working,
•	Expand our commercial customer base organically,
•	Continue to leverage the R2v3 Certification,
•	Execute cross-sell opportunities identified from ITA acquisition, including Identity Management (IdM), Telecommunications Lifecycle Management (TLM) and Digital Billing & Analytics (DB&A) solution,
•	Growing our sales pipeline by continuing to invest in our business development and sales team assets,
•	Pursuing additional opportunities with our key systems integrator and strategic partners,
•	Expanding our solution offerings into the commercial space, and

•	Explore integration of artificial intelligence into our solution to provide better information security, and improve service delivery while reducing response time and cost.
•	Our strategy for achieving our longer-term goals include:
•	Establishing a market leadership position in the trusted mobility management (TM2) sector,
•	pursuing strategic acquisitions to expand our solutions and our customer base,
•	delivering new incremental offerings to add to our existing TM2 offering,
•	creating and testing innovative new offerings that enhance our TM2 offering, and
•	transitioning our data center and support infrastructure into a more cost-effective and federally approved cloud environment to comply with perceived future contract requirements.

We believe these actions could drive a strategic repositioning to our TM2 offering and could include the sale of non-aligned offerings coupled with acquisitions of complementary and supplementary offerings that could result in a more focused core set of TM2 offerings.

Critical Accounting Policies and Estimates

Refer to Note 2 to the consolidated financial statements for a summary of our significant accounting policies referenced, as applicable, to other notes. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. Our senior management has reviewed these critical accounting policies and estimates and related disclosures with its Audit Committee. See Note 2 to consolidated financial statements, which contain additional information regarding accounting policies and other disclosures required by U.S. GAAP.  The following section below provides information about certain critical accounting policies and estimates that are important to the consolidated financial statements and that require significant management assumptions and judgments.

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

A substantial portion of our revenues are derived from firm fixed price contracts with the U.S. federal government that are fixed fee arrangements tied to the number of devices managed. Our actual reported revenue may fluctuate quarter to quarter depending on the hours worked, number of users, number of devices managed, actual or prospective proven expense savings, actual technology spend, or any other metrics as contractually agreed to with our customers.

Our revenue recognition policies for our managed services are summarized and shown below:

•	Managed services are delivered on a monthly basis based on a standard fixed pricing scale and sensitive to significant changes in per user or device counts which form the basis for monthly charges. Revenue is recognized upon the completion of the delivery of monthly managed services based on user or device counts or other metrics. Managed services are not interdependent and there are generally no undelivered elements in these arrangements.

•	Identity services are delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. There are two aspects to issuing an identity credential to an individual that consists of identity proofing which is a significant part of the service and monthly credential validation services which enable the credential holder to access third party systems. Identity proofing services are not bundled and do not generally include other performance obligations to deliver. Revenue is recognized from the sales of identity credentials to an individual or organization upon issuance less a portion deferred for monthly credential validation support services. In the case of bulk sales or credential management system revenue is recognized upon issue or availability to the customer for issuance. There is generally no significant performance obligation to provide post contract services in relation to identity consoles delivered. Identity certificates issued have a fixed life and cannot be modified once issued.

•	Software revenue for software sold as a subscription is recognized ratably over the license term from the date the software is accepted by the customer. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve to thirty six months. Revenue for fixed price software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. When we enter into Software as a Service (SaaS) agreements and we are the principal in the transaction, we recognize revenue commensurate with the end customers consumption of the services Implementation fees are recognized when the work is completed. Revenue from this service does not require significant accounting estimates.

Our revenue recognition policy for our labor services is summarized and shown below:

•	Billable services are professional services provided on a project basis determined by our customers’ specific requirements. These technical professional services are billed based on time incurred and actual costs. We recognize revenues for professional services performed based on actual hours worked and actual costs incurred.

Our revenue recognition policy for our reselling services is summarized and shown below:

Reselling arrangements require the Company to procure third-party products and services in order to satisfy customer contractual obligations. The Company recognizes revenue and related costs on a gross basis in arrangements in which it controls the specified products or services prior to transfer to the customer. In these arrangements, the Company acts as the principal, as it is primarily responsible to the customer for fulfillment, bears inventory and credit risk for undelivered products and services, directly contracts with and issues purchase orders to third-party suppliers, and has discretion in selecting among multiple suppliers.

For reselling transactions in which the Company is the principal, revenue from product resales is generally recognized upon delivery, while revenue from resold services is generally recognized over the contractual service period. When the Company enters into Software-as-a-Service (“SaaS”) arrangements in which it is the principal, revenue is recognized in a manner that reflects the customer’s consumption of the services over the period of access.

In arrangements in which the Company does not control the underlying products or services prior to transfer and instead arranges for third parties to provide such products or services to customers on their own account, the Company acts as an agent. In these transactions, the Company recognizes revenue on a net basis, reflecting the fees or margins earned for arranging the transaction, with no corresponding recognition of the related third-party costs

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

The Company performed its annual impairment assessment and based upon the Company’s market capitalization at December 31, 2025, as well as the absence of any indicators of impairment, the Company concluded there was no impairment of goodwill at December 31, 2025.

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

During the year ended December 31, 2025, the Company recorded a valuation allowance against a portion of domestic deferred tax assets because management determined that is it more likely than not the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period.

2025 Results of Operations

Year Ended December 31, 2025 Compared to the Year ended December 31, 2024

Revenues

Revenues for the year ended December 31, 2025 were $150.5 million, an increase of $7.9 million (or 6%), compared to approximately $142.6 million in 2024. Our mix of revenues for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
	2025	2024	Variance

Carrier Services	$91,867,699	$86,793,729	$5,073,970
Managed Services:
Managed Service Fees	39,068,138	35,754,896	3,313,242
Billable Service Fees	5,447,381	5,133,212	314,169
Reselling and Other Services	14,162,146	14,889,912	(727,766)
Total Managed Services:	58,677,665	55,778,020	2,899,645

	$150,545,364	$142,571,749	$7,973,615

•	Our carrier services revenues increased by $5.1 million to $91.8 million from $86.8 million last year, primarily due to increased contracting activity with our federal customers, where we pay carrier invoices on behalf of those customers. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and is a pass through cost yielding no margin, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution as part of our platform.

•	Our managed service fees increased by $3.3 million to $39.1 million from $35.8 million last year as a result of implementing a new commercial contract for a US government end customer later in the third quarter of 2024 compared with a full twelve months reflected in 2025 and an additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines.

•	Billable services fees remained relatively constant from 2025 to 2024. Billable service fees can vary due to internal projects in our customer organizations.

35

•

Reselling and other services decreased by $0.7 million to $14.2 million from $14.9 million last year. The decrease was driven by a partial termination of a customer contract in 2025. Reselling and other services are transactional in nature and as a result the amount and timing of revenue will vary significantly from quarter to quarter.

Revenues by customer type for the periods presented is set forth below:

	YEARS ENDED
	DECEMBER 31,		Dollar
Customer Type	2025	2024	Variance

U.S. Federal Government	$125,270,256	$118,895,394	$6,374,862
U.S. State and Local Governments	439,588	409,413	30,175
Foreign Governments	62,046	65,707	(3,661)
Commercial Enterprises	24,773,474	23,201,235	1,572,239

	$150,545,364	$142,571,749	$7,973,615

•	Our sales to federal government customers increased primarily because of a full twelve months of managed services revenues for a government end customer that began in late third quarter 2024 and an additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines and associated carrier services that added approximately $5.2 million in 2025.

•	Our sales to state, local, and foreign government customers were relatively constant from year to year.

•	Our sales to commercial enterprise customers increased primarily as a result of increased sales in our ITaaS offering and increased commercial use of our identity management solutions.

Cost of Revenues

Our cost of revenues includes employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, and the associated cost of accessory products and third-party software that we resell to our end customers. Cost of revenues also includes amortization of capitalized software related to delivering our solutions.

Cost of revenues for the year ended December 31, 2025 were $129.5 million (or 86% of revenues) compared to $123.5 million (or 87% of revenues) in 2024. Increased carrier services costs as well as costs related to reselling contributed to the dollar increase. Our cost of revenues will fluctuate due to our revenue mix.

Gross Profit

The following table illustrates gross profit related to Carrier services and Managed services:

	YEARS ENDED
	DECEMBER 31,		Dollar	Percent
	2025	2024	Variance	Change
Revenues:
Carrier Services	$91,867,704	$86,793,729	$5,073,975	6%
Managed Services	58,677,660	55,778,021	2,899,639	5%
Total revenue	150,545,364	142,571,750	7,973,614	6%

Gross Profit:
Carrier Services	-	-	-
Managed Services	21,007,940	19,004,405	2,003,535	11%
Total gross profit	21,007,940	19,004,405	2,003,535	11%

Gross Margin:
Carrier Services	-	-
Managed Services	36%	34%
Total gross margin	14%	13%

Gross profit percentage for the year ended December 31, 2025 of our managed services was 36% compared to 34% in the prior period.

Gross profit for the year ended December 31, 2025 was $21.0 million (or 14% of revenues), compared to $19.0 million (or 13% of revenues) in 2024. The higher gross margin as a percentage of revenues is related to increased gross margins experienced in our managed services in 2025 compared to 2024.

Operating Expenses

Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the year ended December 31, 2025 were $2.7 million (or 2% of revenues), compared to $2.3 million (or 2% of revenues) in 2024.

General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401(K) matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services.

General and administrative expenses for the year ended December 31, 2025 were $19.7 million (or 13% of revenues), as compared to $17.6 million (or 12% of revenues) in 2024. The dollar increase primarily relates to an increase in employee compensation, and increased health insurance costs compared to the same period last year.

Depreciation and amortization expense increased to $1.3 million for the year ended December 31, 2025 as compared to $1.0 million in 2024, primarily due to increased depreciation expense recognized on certain disaster recovery assets based on their assessed in-service dates.

Other Income (Expense)

Net other income (expense) for the year ended December 31, 2025 was $0.1 million as compared to net other income (expense) of $(0.1) million in 2024.

Provision (Benefit) for Income Taxes

Income tax provision for the year ended December 31, 2025 was $97,700 compared to an income tax benefit of $4,000 in 2024.

Net Loss

As a result of the factors above, net loss for the year ended December 31, 2025 was $2.7 million or $0.28 loss per share as compared to a net loss of $1.9 million in 2024 or $0.21 loss per share.

Liquidity and Capital

Net Working Capital

Our sources of liquidity include cash on hand, our anticipated cash flows from operations, and interim funds available under the Old Dominion Credit Facility, through its maturity date of May 28, 2026. At December 31, 2025, our net working capital was approximately $2.3 million as compared to $2.4 million at December 31, 2024. We believe that our existing cash balances and our anticipated cash flows from operations and access to our credit facility will be sufficient to meet our working capital, capital expenditure, and contractual obligation requirements for the next 12 months. There is no assurance that, if needed, we will be able to borrow or raise capital on favorable terms or at all.

Cash Flows from Operating Activities

Cash provided by operating activities provides an indication of our ability to generate sufficient cash flow from our recurring business activities. Our single largest cash operating expense is labor and company sponsored benefits. Our second largest cash operating expense is our facility costs and related technology communication costs to support delivery of our services to our customers. We lease our facilities under non-cancellable long-term contracts. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made and cash payments to terminate any agreements that have not yet expired. We experience temporary collection timing differences from time to time due to customer invoice processing delays that are often beyond our control. One US government agency, under the Department of Homeland Security, accounted for $6.8 million and $14.4 million of our unbilled receivables at December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, net cash provided by operating activities was approximately $5.7 million driven by collections of accounts receivable and temporary payable timing differences, as compared to approximately $1.6 million net cash provided by operations for the year ended December 31, 2024.

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

For the year ended December 31, 2025, cash used in investing activities was approximately $0.3 million and consisted of purchases of property and equipment.

For the year ended December 31, 2024, cash provided by investing activities was approximately $0.1 million and consisted of $0.2 million in proceeds from our factoring arrangement offset by purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and proceeds from capital raise transactions and stock option exercises.

For the year ended December 31, 2025, cash used in financing activities was approximately $0.7 million and reflects line of credit advances and payments of approximately $2.8 million, finance lease principal repayments of approximately $580,200, proceeds from stock option exercises of approximately $52,300 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $130,700.

For the year ended December 31, 2024, cash used in financing activities was approximately $0.9 million and reflects line of credit advances and payments of approximately $5.6 million, finance lease principal repayments of approximately $0.6 million and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $0.3 million.

Net Effect of Exchange Rate on Cash and Equivalents

For the year ended December 31, 2025, the gradual depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $72,200 compared to last year. For the year ended December 31, 2024, the depreciation of the Euro relative to the US dollar decreased the translated value of our foreign cash balances by approximately $31,900.

Credit Facility

On February 29, 2024, we entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) until May 28, 2026. The Company expects to renew its line of credit for a full year term on May 28, 2026 or sooner.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of eligible accounts receivable. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of May 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. We were in compliance with the covenants at December 31, 2025.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, and as a result of the remediation efforts described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting (ICOFR) was effective as of December 31, 2025, as a result of the remediation efforts described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Controls over Financial Reporting

In response to our previously disclosed material weaknesses in internal control over financial reporting, which related to:

•	Lack of maintaining certain components of the COSO framework, including elements of the risk assessment, control activities and monitoring activities components, relating to: (i) identifying and assessing changes that could significantly impact internal control; (ii) sufficiency of selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels and (iii) performing ongoing evaluations to ascertain whether the components of internal controls are present and functioning,

•	Lack of designing and maintaining effective management review controls relating to its accounting for unbilled accounts receivable,

•

Lack of designing and maintaining effective controls to timely document and evaluate revenue contract terms and the related revenue recognition accounting conclusions when entering significant revenue contracts.

The below remedial actions were implemented during the year ended December 31, 2025:

The Company implemented remediation measures designed to address the identified material weaknesses, including:

•	Enhanced revenue recognition policies, procedures, and documentation requirements, including formalized management review controls over unbilled accounts receivable and revenue accruals;

•	Strengthened controls over the documentation, evaluation, and approval of contract terms and revenue recognition conclusions at contract inception and upon the occurrence of significant contract modifications or changes in customer circumstances;

•	Implemented additional monitoring controls to identify and assess customer-specific developments that may impact revenue recognition estimates;

•	Provided targeted training to finance, operations, and contract management personnel regarding revenue recognition requirements and internal control responsibilities; and

•	Utilized third-party consultants to assist management in evaluating the design and operating effectiveness of the enhanced controls.

Management completed its documentation, testing and evaluation of the design and operating effectiveness of the remedial controls and determined that, as of December 31, 2025, these controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Except as set forth above, there were no changes in the Company’s ICOFR during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICOFR.

ITEM 9B. OTHER INFORMATION

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. No contracts, instructions or written plans for the sale or purchase of our securities were adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2026 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2026 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
			Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights	column (a))

Equity Compensation Plans:

Approved by security holders	343,570	$3.01	1,245,203

Not approved by security holders	-	$0.00	-

Total	343,570	$3.01	1,245,203

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2026 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

■	Financial Statements and Financial Statement Schedule

Financial Statements:

Report of Independent Registered Public Accounting Firm (Baker Tilly US, LLP, Los Angeles, California PCAOB firm ID: 23)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flow for the Years Ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

All other schedules are omitted either because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto

■	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

3.1	Amended and Restated Certificate of Incorporation of WidePoint Corporation. (Incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, as filed on December 27, 2004.)

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on October 29, 2020.)

3.2	Bylaws. (Incorporated herein by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-29833))

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1924 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 23, 2021).

10.1*	Employment Agreement, between WidePoint Corporation and Jin Kang. * (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.2	Loan and Security Agreement with Old Dominion Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.2.1	Promissory Note in favor of Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2024).

10.2.2	Amendment to Note in favor of Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2025).

10.2.3	Loan Modification Agreement with Old Dominion National Bank. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2025).

10.3	Amended and Restated 2008 Stock Incentive Plan.* (Incorporated herein by reference to Appendix I to the Company's Definitive Proxy Statement filed on November 24, 2009).

10.4	Cellular Wireless Managed Services Contract with U.S. Department of Homeland Security (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 2, 2020).

10.4.1	Cellular Wireless Managed Services Contract Modification (incorporated by reference from Exhibit 10.6 to Registrant’s Form 10-Q filed on August 14, 2024)

10.5*	Employment Agreement, between WidePoint Corporation and Jason Holloway. * (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.6*	Employment Agreement, between WidePoint Corporation and Robert George. * (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May, 2024).

10.7	Purchase order dated January 24, 2024 (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-k filed on March 26, 2024).

10.8	Task Order dated October 11, 2023 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 11, 2023)

10.9	Amended and Restated 2017 Omnibus Incentive Plan* (incorporated by reference from Appendix A to the definitive proxy statement filed on June 3, 2025)

10.10*	Employment Agreement with Todd Dzyak* (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.11*	Employment Agreement with Ian Sparling* (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 20, 2024).

10.12	Task Order dated September 29, 2025 with the U.S. Customs and Border Protection (filed herewith)

19.1	Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on March 26, 2024).

21	Subsidiaries of WidePoint Corporation (Filed herewith).

23.1	Consent of Baker Tilly US, LLP (Filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

97.1	Compensation Recovery Policy* (Incorporated herein by reference to Exhibit 97.1 to the Registrant’s Form 10-K filed on March 26, 2024).

101.	Interactive Data Files

101.	INS+ XBRL Instance Document

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

WidePoint Corporation

Date: March 25, 2026	/s/ JIN H. KANG
Jin H. Kang
Chief Executive Officer

Date: March 25, 2026	/s/ Robert J. George
Robert J. George
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2026	/s/ JIN H. KANG
Jin H. Kang
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: March 25, 2026	/s/ PHILIP GARFINKLE
Philip Garfinkle
Chairman of the Board

Dated: March 25, 2026	/s/ JOHN J. FITZGERALD
John J. Fitzgerald
Director

48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

WidePoint Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WidePoint Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Los Angeles, California

March 25, 2026

We have served as the Company’s auditor since 2007.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,818,503	$6,775,139
Restricted cash	2,647,990	1,042,256
Accounts receivable, net of allowance for credit losses of $57,454 and $46,150, respectively	15,002,571	11,930,474
Unbilled accounts receivable	33,548,228	31,798,431
Other current assets	5,196,613	3,771,473

Total current assets	66,213,905	55,317,773

NONCURRENT ASSETS
Property and equipment, net	480,082	544,723
Lease right of use asset	3,904,479	4,183,561
Intangible assets, net	3,352,296	5,063,795
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	1,123	-
Other long-term assets	48,822	659,086

Total assets	$79,812,285	$71,580,516

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$25,891,150	$16,524,863
Accrued expenses	31,159,173	30,851,255
Current portion of deferred revenue	6,114,402	4,770,683
Current portion of lease liabilities	751,233	735,152

Total current liabilities	63,915,958	52,881,953

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,930,495	4,200,019
Deferred revenue, net of current portion	435,151	907,160
Deferred tax liabilities, net	-	11,415

Total liabilities	68,281,604	58,000,547

Commitments and contingencies (Note 18)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,892,565 and 9,485,508 shares issued and outstanding, respectively	9,894	9,487
Additional paid-in capital	103,733,790	103,103,653
Accumulated other comprehensive loss	(379,665)	(450,945)
Accumulated deficit	(91,833,338)	(89,082,226)

Total stockholders’ equity	11,530,681	13,579,969

Total liabilities and stockholders’ equity	$79,812,285	$71,580,516

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	YEARS ENDED
	DECEMBER 31,
	2025	2024

REVENUES	$150,545,364	$142,571,749
COST OF REVENUES (including amortization and depreciation of $1,763,013 and $2,267,687, respectively)	129,537,424	123,567,344

GROSS PROFIT	21,007,940	19,004,405

OPERATING EXPENSES
Sales and marketing	2,733,824	2,262,266
General and administrative expenses (including share-based compensation of $770,219 and $1,211,247, respectively)	19,728,425	17,621,388
Depreciation and amortization	1,330,431	1,001,133

Total operating expenses	23,792,680	20,884,787

LOSS FROM OPERATIONS	(2,784,740)	(1,880,382)

OTHER INCOME (EXPENSE)
Interest income	333,063	214,587
Interest expense	(202,391)	(242,835)
Other income (expense), net	647	(29,408)

Total other income (expense), net	131,319	(57,656)

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(2,653,421)	(1,938,038)
INCOME TAX PROVISION (BENEFIT)	97,691	(3,759)

NET LOSS	$(2,751,112)	$(1,934,279)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.28)	$(0.21)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	9,669,721	9,319,300

The accompanying notes are an integral part of these consolidated financial statements.

F-3

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	YEARS ENDED
	DECEMBER 31,
	2025	2024

NET LOSS	$(2,751,112)	$(1,934,279)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	71,280	(116,046)

Other comprehensive income (loss):	71,280	(116,046)

COMPREHENSIVE LOSS	$(2,679,832)	$(2,050,325)

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total

Balance, January 1, 2024	8,893,220	$8,894	$102,151,381	$(334,899)	$(87,147,947)	$14,677,429

Issuance of common stock — restricted	592,288	593	(258,975)	-	-	(258,382)

Stock compensation expense — restricted	-	-	1,097,062	-	-	1,097,062

Stock compensation expense — non-qualified stock options	-	-	114,185	-	-	114,185

Foreign currency translation — (loss)	-	-	-	(116,046)	-	(116,046)

Net loss	-	-	-	-	(1,934,279)	(1,934,279)

Balance, December 31, 2024	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	-
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock — restricted	364,252	364	(131,109)	-	-	(130,745)

Issuance of common stock — cash option exercises	25,000	25	52,250	-	-	52,275

Issuance of common stock — cash less option exercises	17,805	18	(61,223)	-	-	(61,205)

Stock compensation expense — restricted	-	-	625,980	-	-	625,980

Stock compensation expense — non-qualified stock options	-	-	144,239	-	-	144,239

Foreign currency translation — gain	-	-	-	71,280	-	71,280

Net loss	-	-	-	-	(2,751,112)	(2,751,112)

Balance, December 31, 2025	9,892,565	$9,894	$103,733,790	$(379,665)	$(91,833,338)	$11,530,681

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	YEARS ENDED
	DECEMBER 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,751,112)	$(1,934,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	6,450	(13,473)
Depreciation expense	1,353,060	1,016,925
Provision for credit losses	26,117	21,818
Amortization of intangibles	1,740,384	2,251,895
Share-based compensation expense	770,219	1,211,247
Non-cash lease expense	225,602	26,780
Chang in fair value of contingent consideration	-	(6,900)
Loss (gain) on disposal of fixed assets	8,161	(8,663)
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(4,710,100)	(19,166,759)
Inventories	(368,275)	53,151
Other current assets	(1,056,038)	(2,745,818)
Other assets	161,041	(175,798)
Accounts payable and accrued expenses	9,605,504	18,544,582
Income tax payable	89,727	(43,946)
Deferred revenue and other liabilities	814,526	2,667,196
Other liabilities	(208,607)	(16,186)

Net cash provided by operating activities	5,706,659	1,681,772

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(265,469)	(117,938)
Proceeds from beneficial interest in sold receivables	-	259,125

Net cash (used in) provided by investing activities	(265,469)	141,187

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	2,800,000	5,600,000
Repayments of bank line of credit advances	(2,800,000)	(5,600,000)
Principal repayments under finance lease obligations	(580,233)	(636,455)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(130,745)	(258,382)
Issuance of common stock from cashless stock option exercises	(61,205)	-
Proceeds from exercise of stock options	52,275	-

Net cash used in financing activities	(719,908)	(894,837)

Net effect of exchange rate on cash	(72,184)	(31,887)

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,649,098	896,235

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	7,817,395	6,921,160

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$12,466,493	$7,817,395

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$9,818,503	$6,775,139
Restricted cash	2,647,990	1,042,256

	$12,466,493	$7,817,395

The accompanying notes are an integral part of these consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	YEARS ENDED
	DECEMBER 31,
	2025	2024

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$159,300	$207,047
Cash paid for income taxes	$47,500	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$542,232	$828,608

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

Accounting Standards Update

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes – Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this guidance prospectively for the year ended December 31, 2025. See Note 13 for additional information.

Accounting Standards under Evaluation

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

In September2025,the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendment removes reference to development-stages, clarify when capitalization may begin, and require entities to apply to property, plant and equipment disclosure requirements under ASC 350-10 to capitalize internal-use software costs. The ASU is effective for annual periods beginning after December15,2027,and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company is evaluating the impact of these new requirements on its financial position, results of operations and cash flows.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include, but are not limited to, the Company’s valuation of goodwill impairment. To estimate the fair value of its reporting unit, the Company projects future cash flows using management’s assumptions for revenue growth rate, operating margins, and a discount rate. These estimates can significantly affect the outcome of the Company’s impairment assessment.

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

Financial Instruments

Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, restricted cash, receivables, and contract assets.

Cash and Cash Equivalents

The Company maintains interest-bearing cash deposits and short-term overnight investments with large financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of these consolidated financial statements. Interest-bearing cash deposits maintained by financial institutions in the United States of America are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000, per depositor, per insured bank. Because we maintain multiple accounts across separate legal entities, each entity is separately insured subject to applicable FDIC coverage limits. At December 31, 2025 and 2024, the Company had deposits in excess of FDIC limits, excluding restricted cash, of approximately $8.8 million and $5.5 million, respectively. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. The Company also maintains deposits with a financial institution in the United Kingdom that are insured by Financial Services Compensation Scheme up to a maximum of £75,000 per financial institution. At December 31, 2025 and 2024, the Company had foreign bank deposits in excess of insured limits of approximately $0.2 million and $0.4 million, respectively.

Restricted Cash

Restricted cash is comprised of cash maintained in Company bank accounts that represent cash deposits to be utilized for the customer’s contractual obligations under their contract with the Company. The Company classifies as restricted cash based on the purpose and availability to fulfill the Company’s direct obligations to its customers.

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

Inventories

Inventories consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value. The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. For the years ended December 31, 2025 and 2024, there were no inventory write-downs.

Property and Equipment

Property and equipment are stated at historical cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives based upon the classification of the property and/or equipment or lease period for assets acquired under lease arrangements. The estimated useful lives of the assets are as follows:

Estimated
Useful Life

Computer hardware and software	3-5 years
Furniture and fixtures	5 years
Mobile equipment	3 years

The Company assesses the recoverability of property and equipment by determining whether the depreciation of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. As of December 31, 2025 and 2024, the Company’s management has not identified any material impairment of its property and equipment.

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

The Company has a single reporting unit and, therefore, goodwill is tested on a consolidated basis. There were no goodwill impairment charges during 2025 and 2024.

Impairment of long-lived assets

The Company reviews long-lived assets such as property and equipment, right of use assets, and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition. As of December 31, 2025 and 2024, the Company’s management has not identified any material impairment of its long-lived assets.

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

Managed Services. The Company delivers managed services under a full-service, quasi full-service or self-service solution to suit our customers’ needs. A significant portion of our reported gross profit is tied to this service component. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material. Managed services are not interdependent and there are typically no undelivered performance obligations in these arrangements. The Company aggregates its billable revenue under the following groupings:

•	Managed Service Fees: The Company delivers managed services under firm fixed price contracts that may include multiple performance obligations.

o	Revenue for fixed price services are generally completed and billed in the same accounting period and we charge a fixed fee for each performance obligation which may be tied to the number of units managed, percentage of supplier spend and/or savings, units delivered, certificates issued by the Company, certificate validation services installed in a customer’s environment, accessories sold and billable hours. Revenue from this service requires accounting estimates due to delays between completion of the service and the normal billing cycle.

o	Revenue for fixed price software sold as a subscription is recognized ratably over the license term from the date the software is accepted by the customer. Maintenance services, if contracted, are recognized ratably over the term of the maintenance agreement, generally twelve months. Revenue for fixed price on customer premises software licenses that are sold as a perpetual license with no significant customization are recognized when the software is delivered. Implementation fees are recognized when the work is completed. Revenue from this service does not require significant accounting estimates.

o	Revenue from identity services is delivered as an on-demand managed service through the cloud to an individual or organization or sold in bulk to an organization capable of self-issuing credentials. There are two aspects to issuing an identity credential to an individual that consists of identity proofing which is a significant part of the service and monthly credential validation services which enable the credential holder to access third party systems. Identity proofing services are not bundled and do not generally include other performance obligations to deliver. Revenue is recognized from the sales of identity credentials to an individual or organization upon issuance less a portion deferred for monthly credential validation support services. In the case of bulk sales or credential management system revenue is recognized upon issue or availability to the customer for issuance. There is generally no significant performance obligation to provide post contract services in relation to identity consoles delivered. Identity certificates issued have a fixed life and cannot be modified once issued.

•	Billable Service Fees. The Company delivers subject matter expertise either offsite or onsite for certain customers at a fixed hourly rate or fixed monthly fee. Billable services are generally completed and billed in the same accounting period and charge a fixed fee based on actual hours worked and actual costs incurred. Revenue is accrued based on what the Company expects will be ultimately invoiced. Differences between accrued revenues and actual billed revenues are adjusted in the period that billings are prepared and such differences have not historically been material

•	Reselling and Other Service Fees. The Company delivers third party products and services to satisfy customer contractual obligations. The Company recognizes revenues and related costs on a gross basis for such arrangements whenever we control the products and services before they are transferred to the customer. The Company is the principal in these transactions as we are seen as the primary creditor, carries inventory risk for undelivered products and services, and directly issues purchase orders third party suppliers, and has discretion in sourcing among many different suppliers. For those reselling transactions where we are the principal, revenues for product reselling are typically recorded upon delivery while revenues for services reselling are generally recorded over the contractual service period. For those transactions in which we procure and deliver products and services for our customers on their own account, the Company does not control the product or service, does not have economic risk, and does not have pricing or vendor discretion and therefore does not recognize revenues and related costs on a gross basis for these arrangements. The Company only recognizes revenues earned for arranging the transaction and any related costs.

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

For the years ended December 31, 2025 and 2024, the Company did not capitalize any product development costs. See Note 9 to the consolidated financial statements for additional information about capitalization of product development costs.

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

Contract Balances

A significant portion of contract balances represent revenues earned on federal government contracts. Timing of revenue recognition may differ materially from the timing of invoicing to customers due a long-standing practice of issuing a consolidated managed service invoice. A consolidated invoice usually requires data such as billable hours, units managed, credentials issued, accessories sold and usage data from telecommunications providers and other suppliers. As a result it could take between thirty (30) to sixty (60) days or more after all performance obligations have been met to deliver a complete customer invoice. As a result, the Company may have both accounts receivables (invoiced revenue) and unbilled receivables (revenue recognized but not yet invoiced) that could represent one or more months of revenue. Additionally, the Company may be required under contractual terms to bill for services in advance and defer recognition of revenue until the related performance obligations have been met. In such cases, the Company records a contract asset relating to the associated costs of such transaction.

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

Financial Assets and Financial Liabilities Carried at Other Than Fair Value

The Company’s financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable and other financial instruments associated with the issuance of the common stock. The carrying values of cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value because of the short maturity of these instruments and past evidence indicates that these instruments settle for their carrying value.

4. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s revenue arrangements consist of firm fixed price contracts with agencies of the U.S. federal government and several large multinational publicly traded and private corporations. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

U.S. Federal, State, and Local Government (1)	$12,598,664	$9,684,059
Commercial (2)	2,461,361	2,292,565
Gross accounts receivable	15,060,025	11,976,624
Less: allowances for credit
losses (3)	57,454	46,150

Accounts receivable, net	$15,002,571	$11,930,474

As of December 31, 2023, the Company had accounts receivable, net of $8.2 million.

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

(3) During the year ended December 31, 2025 and 2024, the Company did not recognize any material provisions or recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring bad debt charges and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents revenue by customer for each of the periods presented:

	YEARS ENDED
	DECEMBER 31,
	As a % of	As a % of
	Revenue	Revenue
Customer Type	2025	2024

U.S. Federal Government (1)	83%	83%
U.S. State & Local and Foreign Governments	1.0%	1.0%
Commercial	16%	16%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

5. Unbilled Accounts Receivable and Significant Concentrations

Unbilled accounts receivable represent revenues earned in connection with products and/or services delivered for which we are unable to issue a formal billing to the customer at the balance sheet due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services not invoiced at the end of the reporting period. An allowance for credit losses was insignificant for unbilled accounts receivable as of December 31, 2025 and 2024.

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2025	2024
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables

U.S. Federal Government	99%	99%

As of December 31, 2023, the Company had unbilled accounts receivable of $16.6 million.

Included in unbilled accounts receivable is $6.8 million and $14.4 million at December 31, 2025 and 2024, respectively, related to a single government customer under our CWMS 2.0 contract, which has experienced administrative delays in billings.

6. Other Current Assets and Other Long-Term Assets

Other current assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

Inventories	$682,005	$312,429
Prepaid project costs	697,360	565,999
Deferred contract costs	2,993,272	2,134,182
Prepaid expenses and other assets	823,976	758,863

Total other current assets	$5,196,613	$3,771,473

Other long-term assets consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

Security deposits	$48,822	$48,822
Capital work in progress	-	449,114
Prepaid project costs, net of current portion	-	161,150

Other long term assets	$48,822	$659,086

During the year ended December 31, 2025, $28,885 of internally developed software costs was transferred from capital work in progress to internally developed software and $420,229 was transferred from capital work in progress to property and equipment during the year.

At December 31, 2024, capitalized work in progress consists of internally developed software costs, primarily associated with upgrading the Company’s secure network operations center.

7. Property and Equipment

Major classes of property and equipment consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

Computer hardware and software	$2,925,707	$3,052,569
Furniture and fixtures	380,139	382,419
Leasehold improvements	279,762	157,715
Automobiles	136,651	127,233
Gross property and equipment	3,722,259	3,719,936

Less: accumulated depreciation and	3,242,177	3,175,213

Property and equipment, net	$480,082	$544,723

During the years ended December 31, 2025 and 2024, the Company purchased for cash property and equipment totaling approximately $237,400 and $117,900, respectively.

During the years ended December 31, 2025 and 2024, property and equipment depreciation expense was approximately $740,200 and $353,400, respectively.

During the year ended December 31, 2025, the Company disposed of owned property and equipment with historical cost of $775,000 and accumulated depreciation of $766,800 and recognized a loss on disposal of property and equipment of $8,200.

There were no changes in the estimated useful lives used to depreciate property and equipment during the years ended December 31, 2025 and 2024.

8. Leases

The Company has leases for corporate and operational facilities (“real estate leases”).

Real estate leases. Substantially all real estate leases have remaining terms of two (2) to twelve (12) years, with additional five (5) year extensions available. All of these leases require a fixed lease payment that contains an annual lease payment escalation provision ranging from 3% to 4% per year.

The components of lease expense were as follows:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Operating lease expense	$307,862	$16,684

Finance lease expense:
Amortization of right of use assets	$600,008	$673,108
Interest on finance lease liabilities	158,195	186,367

Total finance lease expense	$758,203	$859,475

Lease expense is included in general and administrative expenses in the consolidated statement of operations. Amortization of right of use assets is included in depreciation and amortization in the consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$466,057	$203,051
Financing cash flows from leases	580,233	636,455

Right of use assets obtained in exchange for lease obligations:
Operating leases	$542,232	$828,608

Supplemental balance sheet information related to leases was as follows:

	DECEMBER 31,
	2025	2024

Lease right of use assets	$3,904,479	$4,183,561
Current portion of lease liabilities	751,233	735,152
Lease liabilities, net of current portion	3,930,495	4,200,019

Weighted average remaining lease term
Finance leases	8.3	8.5
Operating lease	4.2	4.3
Weighted average discount rate
Finance leases	3.5%	3.5%
Operating lease	7.3%	7.3%

Maturities of lease liabilities as of December 31, 2025, were as follows:

	Operating Leases	Finance Leases
2026	$318,321	$638,306
2027	329,004	633,663
2028	339,993	695,936
2029	170,831	296,986
2030	114,002	216,576
Thereafter	58,424	1,714,560
Total undiscounted lease payments	1,330,575	4,196,027
Less: Imputed interest	184,712	660,162
Total lease liability	$1,145,863	$3,535,865

On March 1, 2025, the Company entered into a new lease agreement to lease office space in the Hampton, Virginia area, that replaced its existing lease in Hampton, Virginia. The lease is for a term of seventy-six months, with a monthly rent obligation of $8,235, subject to annual rent increase of 3%. The operating lease resulted in the Company recording a leased right to use asset of $542,232 and associated liability.

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

The Company’s intangible assets also include internally developed software used in the sales and delivery of its information technology service offerings. The Company capitalizes certain internal costs related to software development to deliver its information technology services including but not limited to its Intelligent Telecommunications Management System (ITMS™), Public Key Infrastructure (PKI) and Optimiser Telecom Data Intelligence (TDI™) applications. Significant development costs are capitalized from the point of demonstrated technological feasibility until the point in time that the product is available for general release to customers. Once the product is available for general release, capitalized costs are amortized typically on a straight-line basis generally over the expected functional life which may range from two (2) to five (5) years.

The following tables summarize purchased and internally developed intangible assets subject to amortization as of the periods presented below:

	DECEMBER 31, 2025

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(1,016,600)	$1,375,400
Channel Relationships	2,628,080	(2,044,062)	584,018
Internally Developed Software	7,866,000	(7,283,003)	582,997
Trade Name and Trademarks	1,330,472	(520,591)	809,881

	$14,216,552	$(10,864,256)	$3,352,296

	DECEMBER 31, 2024

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(777,400)	$1,614,600
Channel Relationships	2,628,080	(1,868,857)	759,223
Internally Developed Software	7,837,115	(6,045,723)	1,791,392
Trade Name and Trademarks	1,330,472	(431,892)	898,580

	$14,187,667	$(9,123,872)	$5,063,795

Purchased Intangibles

For the year ended December 31, 2025, there were no disposals or sales of purchased intangible assets.

Internally Developed

For the years ended December 31, 2025 and 2024, the Company did not incur any capitalized development costs. Capital work in progress is included in other long-term assets in the consolidated balance sheet.

The aggregate amortization expense recorded was approximately $1,740,400 and $2,252,000 for the years ended December 31, 2025 and 2024, respectively.

No impairment charges were recorded for the years ended December 31, 2025 and 2024.

As of December 31, 2025, estimated annual amortization for our intangible assets for each of the next five years and beyond is approximately:

2026	$1,041,829
2027	540,153
2028	510,324
2029	373,446
2030	308,530
Thereafter	578,014
Total	$3,352,296

10. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

Balances, January 1	$5,811,578	$5,811,578

Balances, December 31	$5,811,578	$5,811,578

11. Accrued Expenses

Accrued expenses consisted of the following as of the periods presented below:

	DECEMBER 31,	DECEMBER 31,
	2025	2024

Carrier service costs	$25,759,570	$25,116,590
Salaries and payroll taxes	2,012,510	2,210,150
Inventory purchases, consultants and other costs	3,269,533	3,495,405
Other	117,560	29,110

Total accrued expenses	$31,159,173	$30,851,255

12. Credit Agreements

On February 29, 2024, the Company entered into a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”). On February 18, 2025, the Company renewed the Credit Facility for an additional year until February 28, 2026. On February 25, 2026, the Company entered into an amendment to the Note with Old Dominion National Bank to extend the maturity to May 28, 2026.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date of February 28, 2026. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of December 31, 2025. The Company was in compliance with its covenants at December 31, 2025.

13. Income Taxes

Income tax provision is as follows for the years ended:

	DECEMBER 31,
	2025	2024

Current provision (benefit)
State	$60,000	$30,000
Foreign	31,843	(20,285)
Total	91,843	9,715

Deferred provision (benefit)
Federal	18,149	5,252
State	23,824	6,001
Foreign	(35,522)	(24,727)
Total	6,451	(13,474)

Income tax provision (benefit)	$98,294	$(3,759)

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the year ended December 31, 2025 is presented accordingly as follows:

	DECEMBER 31, 2025
	Amount	Percent

Tax at federal statutory rate	$(547,411)	21.0%
State and local taxes, net of federal benefit (1)	(86,566)	3.3%
Foreign tax effects
Ireland
Statutory tax rate differences between Ireland and United States	36,165	(1.4)%
Other	13,538	(0.5)%
Change in valuation allowance	579,733	(22.2)%
Nontaxable / nondeductible items
Stock-based compensation	(68,227)	2.6%
Other items	7,564	(0.3)%
Deferred tax adjustments	163,498	(6.3)%

Income tax benefit	$98,294	(3.8)%

(1)	For the year ended December 31, 2025, state and local taxes in Texas and Virginia made up the majority (greater than 50%) of the tax effect in this category.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the effective tax rate for the year ended December 31, 2024 based on the required disclosure prior to the adoption of ASU 2023-09:

DECEMBER 31, 2024

Statutory federal income tax rate	21.0%
State, net of federal benefit	3.0%
Non-deductible expenses	2.0%
Valuation allowance	(13.1)%
Foreign rate differential	(2.1)%
Return to accrual difference true-ups	(19.2)%
Other	(2.0)%
Deferred tax adjustment and true-up	10.6%
Combined effective tax rate	0.2%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets (liabilities) consisted of the following:

	DECEMBER 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$12,135,745	$11,743,537
Alternative minimum tax credit	45,650	45,650
Share-based compensation	416,382	419,033
Depreciation	336,908	(536,851)
Lease liability	1,603,638	1,804,217
Other assets	695,140	1,082,595

Total deferred tax assets	15,233,463	14,558,181
Less: valuation allowance	(12,672,174)	(12,160,371)
Total deferred tax assets, net	2,561,289	2,397,810

Deferred tax liabilities:
Goodwill amortization	513,600	399,032
Intangible amortization	459,831	368,934
Foreign intangible amortization	172,186	223,929
Other liabilities	16,127	18,351
Lease asset	1,398,422	1,398,979

Total deferred tax liabilities	2,560,166	2,409,225

Net deferred tax asset (liability)	$1,123	$(11,415)

As of December 31, 2025, the Company had approximately $42.1 million in net operating loss (NOL) carry forwards available to offset future taxable income for federal income tax purposes that consist of $26.3 million that will expire between 2026 and 2037 and $15.8 million related to years after December 31, 2017 that does not have an expiration under current tax law. NOLs arising in tax years beginning in 2018 and after may only reduce 80 percent of taxable income every year but can be carried forward indefinitely. Included in the recorded deferred tax asset, the Company had a benefit of approximately $59.3 million available to offset future taxable income for state income tax purposes. These state NOL carry forwards expire between 2026 and 2045.

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

Changes in the valuation allowance for the years ended were as follows:

	DECEMBER 31,
	2025	2024

Beginning balance	$(12,160,371)	$(11,930,917)
Increases	(511,803)	(229,454)

Ending balance	$(12,672,174)	$(12,160,371)

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On the basis of this evaluation, management recorded a valuation allowance against a portion of domestic deferred tax assets because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period. During the year ended December 31, 2025, the Company increased the valuation allowance by $0.5 million. If management’s assumptions change and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction of income tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states and certain foreign countries. The Company may be subject to examination by the IRS for tax years 2003 and forward. The Company may be subject to examinations by various state taxing jurisdictions for tax years 2003 and forward. The Company may be subject to examination by various foreign countries for tax years 2020 forward. As of December 31, 2025, the Company is currently not under examination by the IRS, any state or foreign tax jurisdiction. The Company did not have any unrecognized tax benefits at either December 31, 2025 or 2024. In the future, any interest and penalties related to uncertain tax positions will be recognized in income tax expense.

Cash Taxes Paid

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of the adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Amount

Federal	$-
State	47,500
Foreign	-

Total	$47,500

State
California	$2,400
District of Columbia	1,600
New York	1,500
Texas	12,000
Virigina	30,000

Total	$47,500

14. Stockholders’ Equity

Preferred Stock

The Company’s Certificate of Incorporation authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Under the terms of the Company’s Certificate of Incorporation, the board of directors is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue such shares of preferred stock in one or more series. Each such series of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the board of directors. As of December 31, 2025, there were 7,954,286 undesignated shares of preferred stock remaining available for issuance. There were no issuances of or outstanding preferred stock during the years ended December 31, 2025 and 2024.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2025, there were 9,892,565 shares issued and outstanding.

Common Stock Issuances - Employee Stock Option Exercises

The Company issued a total of 42,805 shares of common stock as a result of stock option exercises for the year ended December 31, 2025. The Company issued 25,000 shares of common stock and realized gross proceeds of $61,200 from stock option cash exercises. The Company issued 17,805 shares of common stock upon cashless exercises of options to purchase 40,000 shares of common stock at an exercise price of $2.09 per share based up an average market price of $6.52 per share.

There were no stock option exercises during the year ended December 31, 2024.

Common Stock Issuances – Restricted Stock Awards

During the year ended December 31, 2025, there were 71,291 awards granted and 197,933 shares of common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 28,268 shares withheld in satisfaction of the employees corresponding tax liability of approximately $130,618. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows. During the year ended December 31, 2025, the Company determined an additional 95,028 RSAs were legally issued and outstanding.

During the year ended December 31, 2024, there were 399,496 awards granted and 692,468 shares of common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 100,180 shares withheld in satisfaction of the employees corresponding tax liability of approximately $258,400. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the consolidated statement of cash flows.

See Note 15 for additional information regarding stock option plans.

Warrants Issued

On March 31, 2022, the Company issued a warrant to purchase 75,000 shares of common stock as part of the contingent consideration earned by ITA for 2021 EBITDA achievement. The warrant contains a strike price of $5.33 and has a four-year contractual term. The warrant is classified within stockholders’ equity at its fair value. The fair value of the warrant was determined to be $108,000 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance. Following such issuance, the Company has outstanding warrants to acquire 150,000 shares of common stock at a strike price of $5.33. These warrants expired as of December 31, 2025.

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

Valuation of Stock Awards

Restricted Stock. The Company records the fair value of all restricted stock awards based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the years ended December 31, 2025 and 2024, the Company granted 71,291 RSAs and 399,496 RSAs, respectively.

Non-Qualified Stock Options. The Company estimates the fair value of nonqualified stock options using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock option is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, forfeiture rates and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. There were 120,000 stock options granted during the year ended December 31, 2025. There were no stock option awards granted during the year ended December 31, 2024.

Option pricing model assumptions for NQSO granted were valued using the following assumptions for the years then ended as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Expected dividend yield	0%	-
Expected volatility	62.6%	-
Risk-free interest rate	3.8%	-
Term	6.5 years	-

Non-Qualified Stock Options

A summary of NQSO activity as of December 31, 2025 and 2024, and changes during the years then ended are set forth below:

	2025		2024
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
NON-VESTED OPTIONS	Shares	Fair Value	Shares	Fair Value

Non-vested balances, January 1,	288,570	$0.91	288,570	$0.91
Granted (+)	120,000	$1.89	-	-
Expired (-)	-	-	-	-
Vested/Exercised (-)	240,000	$0.90	-	-
Non-vested balances, December 31,	168,570	$1.62	288,570	$0.91

F-30

	2025		2024
		Weighted		Weighted
		Average		Average
OUTSTANDING AND EXERCISABLE OPTIONS	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, January 1,	288,570	$2.04	288,570	$2.04
Granted (+)	120,000	4.84	-	-
Cancelled (-)	-	-	-	-
Expired (-)	-	-	-	-
Exercised (-)	65,000	2.09	-	-
Options, December 31,	343,570	$3.01	288,570	$2.04

Options vested and expected to vest,
December 31,	342,640	$3.01	285,923	$2.04

Options outstanding and exercisable,
December 31,	175,000	$2.09	-	-

The weighted-average remaining contractual life and the aggregate intrinsic value (the amount by which the fair value of the Company’s stock exceeds the exercise price of the option) of the stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2025 are as follows:

			Outstanding
		Expected to	and
	Outstanding	Vest	Exercisable

Weighted-average remaining contractual life (in years)	3.22	3.22	2.75
Aggregate intrinsic value	$810,024	$808,185	$574,000

Restricted Stock Awards

A summary of RSA activity as of December 31, 2025 and 2024, and changes for the years then ended are set forth below:

	2025		2024
		Aggregate		Aggregate
VESTED AND NON-VESTED AWARDS	Shares	Intrinsic Value	Shares	Intrinsic Value

Non-vested awards outstanding, January 1,	323,020	$1,563,417	615,992	$1,429,101
Granted (+)	71,291	374,991	399,496	1,203,110
Cancelled (-)	1,761	11,270	-	-
Vested (-)	197,933	790,146	692,468	1,833,635
Non-vested awards outstanding, December 31,	194,617	$1,045,093	323,020	$1,563,417

Weighted-average remaining contractual life (in years)	0.7		1.1

Unamortized RSA compensation expense	$304,323		$558,518

Long-Term Incentive Plan

The Company maintained a long-term incentive plan (LTIP) that covers the period of January 1, 2023 through January 1, 2026. The LTIP has two components of equity-based compensation. The first is 250,000 Restricted Stock Awards (RSAs) that were granted to members of management on April 2, 2024 and vested 33% on the date of grant with the remainder to vest on January 1, 2025 and 2026, subject to continued service. The estimated fair value of these RSAs of $640,500 was recorded over the service period. The second is 250,000 Performance- based Restricted Stock Units (PSRUs) that would vest upon meeting certain revenue or adjusted EBITDA performance targets through December 31, 2025, subject to continued service. For the years ended December 31, 2025 and 2024, the performance targets were not met in the service period and accordingly no equity-based compensation was recognized.

Share-based Compensation Expense

Share-based compensation recognized under ASC 718-10 (including restricted stock awards) represents both stock options-based expense and restricted stock expense. The Company recognized share-based compensation expense for the years then ended December 31 as set forth below:

	YEAR ENDED DECEMBER 31, 2025			YEAR ENDED DECEMBER 31, 2024
	Shared-Based Compensation Expense			Shared-Based Compensation Expense
	Employees	Directors	Total	Employees	Directors	Total

Restricted share-based compensation expense	$388,672	$237,308	$625,980	$852,168	$244,894	$1,097,062
Non-qualified option share-based compensation expense	144,239	-	144,239	114,185	-	114,185

Total share-based compensation before taxes	$532,911	$237,308	$770,219	$966,353	$244,894	$1,211,247

At December 31, 2025, the Company had approximately $0.7 million of total unrecognized share-based compensation expense, net of estimated forfeitures, related to share-based compensation that will be recognized over the weighted average remaining period of 1.2 years.

16. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted EPS for the years ended were as follows:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Basic and Diluted Earnings Per Share Computation:
Net loss	$(2,751,112)	$(1,934,279)
Weighted average number of common shares	9,669,721	9,319,300
Basic and Diluted Loss Per Share	$(0.28)	$(0.21)

For the year ended December 31, 2025, the Company had unexercised stock options of 168,570 that were anti-dilutive. For the year ended December 31, 2024, the Company had unexercised stock options of 288,570 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

17. Accumulated Other Comprehensive Loss

Changes in the Company’s cumulative foreign currency translation adjustments due to translation of its foreign subsidiaries’ Euro currency financial statements into the Company’s reporting currency were as and for the periods presented below:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Balances, January 1	$(450,945)	$(334,899)

Net foreign currency translation gain (loss)	71,280	(116,046)

Balances, December 31	$(379,665)	$(450,945)

18. Commitments and Contingencies

Employment Agreements

The Company has employment agreements with certain executives that set forth compensation levels and provide for severance payments in certain instances.

Legal Matters

The Company is from time to time involved in legal proceedings and claims arising in the ordinary course of business. While the outcome of litigation cannot be predicted with certainty, management believes that the resolution of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

19. Revenue by Service Type, Customer Type and by Geographic Region

The Company recognized revenues by the following broad service types:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

Carrier Services	$91,867,704	$86,793,728
Managed Services	58,677,660	55,778,021

	$150,545,364	$142,571,749

The Company recognized revenues for the following customer types as set forth below:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

U.S. Federal Government	$125,270,256	$118,895,394
U.S. State and Local Governments	439,588	409,413
Foreign Governments	62,046	65,707
Commercial Enterprises	24,773,474	23,201,235

	$150,545,364	$142,571,749

The Company recognized revenues from customers in the following geographic regions:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

United States	$146,305,285	$138,485,497
Europe	4,240,079	4,086,252

	$150,545,364	$142,571,749

During the year ended December 31, 2025 and 2024, the Company recognized approximately $6.3 million and $2.1 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively. The deferred revenue liability was approximately $3.0 million as of December 31, 2023.

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

The following table reflects certain financial data for our reportable segment:

	YEARS ENDED
	DECEMBER 31,
	2025	2024

REVENUES	$150,545,364	$142,571,749
Carrier services cost	(91,847,849)	(86,786,718)
Managed service costs	(35,926,562)	(34,512,939)
Depreciation and amortization	(3,093,444)	(3,268,820)
Stock based compensation	(770,219)	(1,211,247)
Other segment items (1)	(21,692,030)	(18,672,407)
Interest expense	(202,391)	(242,835)
Interest income	333,063	214,587
Other income (expense)	647	(29,408)
Income tax (provision) benefit	(97,691)	3,759

NET LOSS FOR THE PERIOD:	$(2,751,112)	$(1,934,279)

(1) Other segment items include sales and marketing costs, general, administration and overhead costs, and provision for credit losses.

21. Subsequent Events

On February 25, 2026, the Company extended its line of credit with Old Dominion Bank under the same terms as its existing line of credit agreement until May 28, 2026.

