Form 10-Q
period 2026-03-31
WIDEPOINT CORP
filed 2026-05-14
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, there were 9,887,181 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
REVENUES	$40,576,030	$33,510,039
COST OF REVENUES (including amortization and depreciation of
$283,736 and $486,194, respectively)	34,978,404	28,731,518

GROSS PROFIT	5,597,626	4,778,521

OPERATING EXPENSES
Sales and marketing	595,997	639,482
General and administrative expenses (including share-based
compensation of $248,817 and $198,859, respectively)	4,832,023	4,731,782
Depreciation and amortization	227,972	223,688

Total operating expenses	5,655,992	5,594,952

LOSS FROM OPERATIONS	(58,366)	(816,431)

OTHER INCOME (EXPENSE)
Interest income	87,403	53,430
Interest expense	(44,993)	(55,073)
Other income (expense), net	49,240	-

Total other income (expense), net	91,650	(1,643)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	33,284	(818,074)
INCOME TAX BENEFIT	(43,676)	(94,011)

NET INCOME (LOSS)	$76,960	$(724,063)

BASIC EARNINGS PER SHARE	$0.01	$(0.08)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	9,872,662	9,552,971

DILUTED EARNINGS PER SHARE	$0.01	$(0.08)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	10,073,810	9,552,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
NET INCOME (LOSS)	$76,960	$(724,063)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	607	26,105

Other comprehensive income (loss):	607	26,105

COMPREHENSIVE INCOME (LOSS)	$77,567	$(697,958)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,927,910	$9,818,503
Restricted cash	354,678	2,647,990
Accounts receivable, net of allowance for credit losses of $49,598 and $57,454, respectively	19,194,132	15,002,571
Unbilled accounts receivable	37,711,894	33,548,228
Other current assets	4,688,348	5,196,613

Total current assets	72,876,962	66,213,905

NONCURRENT ASSETS
Property and equipment, net	468,644	480,082
Lease right of use asset	3,695,969	3,904,479
Intangible assets, net	3,073,788	3,352,296
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	2,312	1,123
Other long-term assets	48,822	48,822

Total assets	$85,978,075	$79,812,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$29,625,712	$25,891,150
Accrued expenses	34,974,561	31,159,173
Current portion of deferred revenue	4,726,949	6,114,402
Current portion of lease liabilities	704,394	751,233

Total current liabilities	70,031,616	63,915,958

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,766,448	3,930,495
Deferred revenue, net of current portion	429,825	435,151

Total liabilities	74,227,889	68,281,604

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,872,662 and 9,892,565 shares issued and outstanding, respectively	9,874	9,894
Additional paid-in capital	103,875,748	103,733,790
Accumulated other comprehensive loss	(379,058)	(379,665)
Accumulated deficit	(91,756,378)	(91,833,338)

Total stockholders’ equity	11,750,186	11,530,681

Total liabilities and stockholders’ equity	$85,978,075	$79,812,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$76,960	$(724,063)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(5,000)	(36,400)
Depreciation expense	233,931	229,330
Provision for credit losses	7,823	6,776
Amortization of intangibles	278,509	480,552
Share-based compensation expense	248,817	198,859
Non-cash lease expense	61,766	46,444
Loss (gain) on disposal of fixed assets	(49,043)	-
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(8,374,552)	(1,990,901)
Inventories	259,115	(240,208)
Other current assets	246,757	(1,190,283)
Other assets	-	53,717
Accounts payable and accrued expenses	7,527,183	(1,072,599)
Income tax payable	7,444	9,543
Deferred revenue and other liabilities	(1,382,923)	1,044,877
Other liabilities	(59,274)	(43,235)

Net cash used in operating activities	(922,487)	(3,227,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77,832)	(27,632)
Proceeds from disposal of property and equipment	49,043	-

Net cash used in investing activities	(28,789)	(27,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	2,800,000
Repayments of bank line of credit advances	-	(2,800,000)
Principal repayments under finance lease obligations	(131,595)	(119,766)
Withholding taxes paid on behalf of employees on net settled restricted stock awards	(106,879)	(115,211)

Net cash used in financing activities	(238,474)	(234,977)

Net effect of exchange rate on cash	5,845	(27,553)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,183,905)	(3,517,753)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	12,466,493	7,817,395

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$11,282,588	$4,299,642

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$10,927,910	$3,703,169
Restricted cash	354,678	596,473
	$11,282,588	$4,299,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$34,946	$41,259

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$-	$542,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock —
restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense —
restricted	-	-	170,781	-	-	170,781

Stock compensation expense —
non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation —
gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2026	9,892,565	$9,894	$103,733,790	$(379,665)	$(91,833,338)	$11,530,681

Withholdings from vesting of restricted stock	(19,903)	(20)	(106,859)	-	-	(106,879)

Stock compensation expense —
restricted	-	-	153,539	-	-	153,539

Stock compensation expense —
non-qualified stock options	-	-	95,278	-	-	95,278

Foreign currency translation —
gain	-	-	-	607	-	607

Net income	-	-	-	-	76,960	76,960

Balance, March 31, 2026	9,872,662	$9,874	$103,875,748	$(379,058)	$(91,756,378)	$11,750,186

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of March 31, 2026 and for each of the three month periods ended March 31, 2026 and 2025 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first three months of 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

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

Accounting Standards under Evaluation

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendment removes reference to development-stages, clarify when capitalization may begin, and require entities to apply to property, plant and equipment disclosure requirements under ASC 350-10 to capitalize internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company is evaluating the impact of these new requirements on its financial position, results of operations and cash flows.

Reclassification

Certain prior period amounts have been revised to correct an immaterial misclassification in the previously issued consolidated financial statements related to certain interchange cash back rewards. These amounts were previously recorded as revenues but should have been recorded as reductions of cost of revenues. The revision had no impact on previously reported gross profit, loss from operations, net loss, or stockholders’ equity.

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$15,077,116	$12,598,664
Commercial (2)	4,166,614	2,461,361
Gross accounts receivable	19,243,730	15,060,025
Less: allowances for credit
losses (3)	49,598	57,454

Accounts receivable, net	$19,194,132	$15,002,571

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

(3) For the three months ended March 31, 2026 and 2025, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by customer as of the periods presented below:

	MARCH 31,	DECEMBER 31,
	2026	2025
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	78%	84%

The following table presents revenue by customer for each of the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	As a % of	As a % of
	Revenue	Revenue
Customer Type	2026	2025
	(Unaudited)
U.S. Federal Government (1)	85%	87%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At March 31, 2026, the Company had deposits in excess of FDIC limits of approximately $9.8 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At March 31, 2026, the Company had foreign bank deposits in excess of insured limits of approximately €282,600.

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

The following table presents customers that represent ten (10) percent or more of consolidated unbilled accounts receivable as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2026	2025
	As a % of	As a % of
Customer Type	Unbilled Receivables	Unbilled Receivables
	(Unaudited)
U.S. Federal Government	99%	99%

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
Inventories	$422,673	$682,005
Prepaid project costs	1,330,977	697,360
Deferred contract costs	1,753,502	2,993,272
Prepaid expenses and other assets	1,181,196	823,976

Total other current assets	$4,688,348	$5,196,613

Accrued expenses consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
Carrier service costs	$29,489,650	$25,759,570
Salaries and payroll taxes	1,906,950	2,012,510
Inventory purchases, consultants and other costs	3,453,641	3,269,533
Other	124,320	117,560

Total accrued expenses	$34,974,561	$31,159,173

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
Computer hardware and software	$2,940,287	$2,925,707
Furniture and fixtures	379,937	380,139
Leasehold improvements	277,341	279,762
Automobiles	80,829	136,651
Gross property and equipment	3,678,394	3,722,259

Less: accumulated depreciation	3,209,750	3,242,177

Property and equipment, net	$468,644	$480,082

During the three months ended March 31, 2026 and 2025 property and equipment depreciation expense was approximately $86,500 and $116,190, respectively.

During the three months ended March 31, 2026, the Company sold fully depreciated property and equipment with historical cost and accumulated depreciation of $105,200 and received proceeds of $49,043. During the three months ended March 31, 2025, the Company disposed of fully depreciated property and equipment with historical cost and accumulated depreciation of $656,200 and did not receive any proceeds from the disposal.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three month periods ended March 31, 2026 and 2025.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of March 31, 2026 and December 31, 2025. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2026 and 2025.

Intangible assets consists of the following:

	MARCH 31, 2026
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(1,076,400)	$1,315,600
Channel Relationships	2,628,080	(2,087,863)	540,217
Internally Developed Software	7,866,000	(7,435,736)	430,264
Trade Name and Trademarks	1,330,472	(542,765)	787,707

	$14,216,552	$(11,142,764)	$3,073,788

	DECEMBER 31, 2025

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(1,016,600)	$1,375,400
Channel Relationships	2,628,080	(2,044,062)	$584,018
Internally Developed Software	7,866,000	(7,283,003)	$582,997
Trade Name and Trademarks	1,330,472	(520,591)	$809,881

	$14,216,552	$(10,864,256)	$3,352,296

The Company did not capitalize any internally developed software costs for the three months ended March 31, 2026 and 2025.

There were no disposals of intangible assets during the three months ended March 31, 2026 and 2025.

The aggregate amortization expense recorded for the three months ended March 31, 2026 and 2025 was approximately $278,500 and $480,600, respectively.

As of March 31, 2026, estimated annual amortization for intangible assets is approximately:

Remainder of 2026	$763,320
2027	540,153
2028	510,324
2029	373,452
2030	308,533
Thereafter	578,006
Total	$3,073,788

8. Credit Agreements

The Company has a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) that matures on May 28, 2026.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 7.25%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of March 31, 2026. The Company was in compliance with its covenants at March 31, 2026.

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

10. Income Taxes

The Company’s effective tax rate was (131.22)% and 11.5% for the three months ended March 31, 2026 and 2025, respectively. The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax provision (benefit) by the loss before income tax provision (benefit).

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2026, there were 9,872,662 shares issued and outstanding.

During the three months ended March 31, 2026, there were 108,719 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 19,903 shares withheld in satisfaction of the employees corresponding tax liability of approximately $106,879. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the three months ended March 31, 2025, there were 103,013 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 24,614 shares withheld in satisfaction of the employees corresponding tax liability of approximately $115,200. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

There were no stock option exercises during the three months ended March 31, 2026 and 2025.

12. Share-based Compensation

Share-based compensation (including RSAs) represents both stock option-based expense and stock grant expense.  The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
Restricted share-based compensation expense	$153,539	$170,781
Non-qualified option share-based compensation expense	95,278	28,078

Total share-based compensation before taxes	$248,817	$198,859

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. There were no restricted stock awards granted during the three months ended March 31, 2026 and 2025.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were 100,000 stock option awards granted during the three months ended March 31, 2026. There were no stock option awards granted during the three months ended March 31, 2025.

For the three months ended March 31, 2026, the weighted-average grant date fair value per option was $0.68 - $2.51. Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the period then ended as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025

Expected dividend yield	0%	--
Expected volatility	66.8%	--
Risk-free interest rate	3.6%	--
Term	1.8 years	--

At March 31, 2026, the Company had approximately $0.4 million of total unrecognized share-based compensation expense related to share-based compensation that will be recognized over the weighted average remaining period of 1.1 years.

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
Basic Earnings Per Share Computation:
Net income (loss)	$76,960	$(724,063)
Weighted average number of common shares	9,872,662	9,552,971
Basic and Diluted Loss Per Share	$0.01	$(0.08)

Diluted Earnings Per Share Computation:
Net income (loss)	$76,960	$(724,063)

Weighted average number of common shares	9,872,662	9,552,971
Incremental shares from assumed conversions
of dilutive securities	201,148	-
Adjusted weighted average number of
common shares	10,073,810	9,552,971

Diluted Loss Per Share	$0.01	$(0.08)

For the three months ended March 31, 2025, the Company had unexercised stock options of 408,570 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
Carrier Services	$25,784,036	$22,401,304
Managed Services	14,791,994	11,108,735

	$40,576,030	$33,510,039

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
U.S. Federal Government	$34,411,929	$29,093,879
U.S. State and Local Governments	86,338	96,822
Foreign Governments	16,223	15,408
Commercial Enterprises	6,061,540	4,303,930

	$40,576,030	$33,510,039

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
United States	$39,573,706	$32,508,871
Europe	1,002,324	1,001,168

	$40,576,030	$33,510,039

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $3.2 million and $0.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

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

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
	(Unaudited)
REVENUES	$40,576,030	$33,510,039
Carrier services cost	(25,170,327)	(21,684,683)
Managed service costs	(9,524,341)	(6,560,642)
Depreciation and amortization	(512,440)	(709,882)
Stock based compensation	(248,817)	(198,859)
Other segment items (1)	(5,178,471)	(5,172,404)
Interest expense	(44,993)	(55,073)
Interest income	87,403	53,430
Other income (expense)	49,240	-
Income tax benefit	43,676	94,011

NET INCOME (LOSS) FOR THE PERIOD:	$76,960	$(724,063)

(1)  Other segment items include sales and marketing costs, general and administration expenses.

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

17. Subsequent Event

On April 10, 2026, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Sales Agent”) under which we may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $15.5 million from time to time through or to the Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time as a source for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities.

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
•

The negative impact of any catastrophic events, including acts of domestic or international terrorism, civil unrest, pandemics, outbreak of war or hostilities, and other regional low-intensity conflicts, adverse climate or weather events or other public health emergencies, as well as our response to any of the aforementioned factors and

•	The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

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

Our Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 2.0 ID/IQ Contract (DHS CWMS 2.0 IDIQ) contract is currently subject to re-competition, in a competitive process, and we are awaiting the government’s award decision; there can be no assurance that we will be awarded the successor contract, or that the terms, scope, or timing of any extension, bridge arrangement, or successor award will not materially differ from the current contract.

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

Strategic Focus

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2026, we will continue to focus on the goals identified in our Annual Report on Form 10-K as well as the following:

•	Capturing LA 28 with our strategic partner CDW,
•	Capture DaaS with Fortune 500 companies that will improve the Company’s overall gross margins,
•	Fully implement cellular carrier SaaS contract by the end of Q2 for government customers and capture cellular carrier commercial contracts,
•	Improve EPS metric with goal of EPS positive in 2026 and beyond.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues.  Revenues for the three months ended March 31, 2026 were $40.6 million, an increase of $7.1 million (or 21%) compared to $33.5 million in the same period in 2025.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2026	2025	Variance

Carrier Services	$25,784,040	$22,401,299	$3,382,741
Managed Services:
Managed Service Fees	9,289,806	8,538,000	751,806
Billable Service Fees	1,278,306	1,782,196	(503,890)
Reselling and Other Services	4,223,878	788,544	3,435,334
Total Managed Services:	14,791,990	11,108,740	3,683,250

	$40,576,030	$33,510,039	$7,065,991

Managed Service Revenues. Total managed services revenue was $14.8 million, an increase of $3.6 million compared with $11.1 million in the same period in 2025 as follows:

•

Our managed service fees increased by $0.8 million to $9.3 million for the three months ended March 31, 2026 compared to $8.5 million in the same period in the prior year. The increase is primarily due to an additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines

•

Our billable service fees were $1.3 million, which is $0.5 million lower compared to the same period last year. Billable service fees were adversely impacted by the partial shutdown of the Department of Homeland Security (“DHS”) beginning February 2026, which resulted in reduced billable activity on certain contracts.

•

Reselling and other services increased by $3.4 million to $4.2 million for the three months ended March 31, 2026, compared to $0.8 million for the same period in the prior year. The increase is primarily attributable to the absence of the out-of-period adjustment recorded in the first quarter of 2025, which reduced revenues by approximately $2.7 million, as well as higher revenue from certain reselling and contracts during the current-year period.

Carrier Service Revenues. We also procure, process and pay communications carrier invoices on behalf of customers.  Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit.  This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $25.8 million, an increase of $3.4 million, as compared with the same period in 2025. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, cash back rewards received associated with vendor payments made on behalf of customers, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three months ended March 31, 2026 were $34.9 million (or 86% of revenues), an increase of $6.2 million from $28.7 million (or 86% of revenues) in the same period in 2025.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $25.1 million and $21.6 million for the three months ended March 31, 2026 and 2025, respectively.

Gross Profit.  Gross profit for the three month period ended March 31, 2026 increased on a dollar basis by  $0.8 million to $5.6 million (or 14% of revenues), compared to $4.8 million (or 14% of revenues) in the same period in 2025.

Gross profit attributable to carrier services revenue (excluding managed services), for the three-months ended March 31, 2026 was 2%  compared to 3% in the same period last year, the gross profit reflected related to carrier services results from cash back rewards received from third party payment platforms associated with vendor payments made on behalf of customers.  Gross profit as a percentage of managed services revenue (excluding carrier services) for the three months ended March 31, 2026 was 34%  compared to 37% in the same period last year due to slightly higher labor costs, as we bolster our customer delivery and relatively more reselling revenues which carry lower margins, compared to the same period last year.

	THREE MONTHS ENDED
	MARCH 31,		Dollar
	2026	2025	Variance
Revenues:
Carrier Services	$25,784,040	$22,401,299	$3,382,741
Managed Services	14,791,990	11,108,740	3,683,250
Total revenue	40,576,030	33,510,039	7,065,991

Gross Profit:
Carrier Services	613,713	716,616	(102,903)
Managed Services	4,983,913	4,061,905	922,008
Total gross profit	5,597,626	4,778,521	819,105

Gross Margin:
Carrier Services	2%	3%
Managed Services	34%	37%
Total gross margin	14%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three months ended March 31, 2026 was $0.6 million (or 1% of revenues) and remained relatively consistent compared to $0.6 million (or 2% of revenues) in 2025.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three months ended March 31, 2026 were $4.8 million (or 12% of revenues), compared to $4.7 million (or 14% of revenues) in 2025, with the slight increase primarily due to higher share-based compensation of approximately $50,000. The increase was partially offset by approximately $0.5 million of internal IT labor costs that are typically reflected within general and administrative expenses but were reassigned during the current period to implementation activities associated with a long-term customer contract. These costs were deferred during the period in connection with implementation activities under the long-term customer contract. Because the implementation services do not represent a distinct performance obligation, the related revenue and costs are deferred and will be recognized over the contract term.

Excluding the impact of these deferred implementation costs, operating expenses would have increased more significantly period over period. Upon go-live, the deferred costs will be amortized to cost of sales over the contract term. To the extent internal IT personnel continue to perform billable customer work after go-live, related labor costs are expected to be classified as direct costs rather than general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2026 was $228,000 which is consistent as compared to $223,700 in 2025.

Other Income (Expense), Net.  Other income, net for the three months ended March 31, 2026 was $91,650 compared to other expense, net of $1,600 in 2025 as a result of higher earnings on cash deposits and a gain on sale of property and equipment.

Income Taxes.  Income tax benefit for the three months ended March 31, 2026 was $43,700 as compared to income tax benefit of $94,000 in 2025.  Income taxes were accrued at an estimated effective tax rate of (131.22)% for the three months ended March 31, 2026 compared to 11.5% for the three month period ended March 31, 2025.

Net Income (Loss).  As a result of the cumulative factors described above, net income for the three months ended March 31, 2026  increased by $801,100 to $77,000 compared to net loss of $724,100 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At March 31, 2026, our net working capital was approximately $2.8 million compared to $2.3 million at December 31, 2025.  In response to the DHS-specific partial government shutdown, the Company took prudent steps to preserve liquidity, including the temporary deferral of approximately $7 million of cumulative payments. We believe that our existing unrestricted cash balance of $10.9 million and our anticipated cash flows from operations and access to our credit facility, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months. The Company is working with Old Dominion National Bank to extend the maturity date under substantially the same terms as previous iterations of the line of credit.

On April 10, 2026, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Sales Agent”) under which we may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $15.5 million from time to time through or to the Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time as a source for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities.

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operations was approximately $0.9 million driven by increases in accounts receivables and is partially offset by temporary payable timing differences. In the same period in 2025, $3.2 million net cash was used in operations.

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

For the three months ended March 31, 2026, cash used in investing activities was approximately $28,800 and consisted of purchases of property and equipment offset by proceeds received in disposal of property and equipment.

For the three months ended March 31, 2025,  cash used in investing activities was approximately $27,600 and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and stock option exercises.

For the three months ended March 31, 2026, cash used in financing activities was approximately $0.2 million and reflects finance lease principal repayments of approximately $131,600 and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $106,900.

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

Net Effect of Exchange Rate on Cash and Equivalents

For the three months ended March 31, 2026 and 2025, respectively, fluctuations in the Euro and U.S. dollar exchange rate increased the translated value of our foreign cash balances by $5,845 as compared to last year.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

	Total Number of Shares Withheld	Average Price Per Share	Dollar Value of Shares Purchased as as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may be Purchased Under Approved Plans or Programs

January 2026	19,903	$5.37	-	$-

Total	19,903	$5.37	-	$-

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

No contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

WIDEPOINT CORPORATION

Date: May 14, 2026	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: May 14, 2026	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

