Form 10-Q
period 2026-06-30
WIDEPOINT CORP
filed 2026-08-13
CIK 1034760

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, there were 9,998,255 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
REVENUES	$37,999,582	$37,283,809	$78,575,612	$70,793,848
COST OF REVENUES (including amortization and depreciation of $268,315, $492,231, $552,051, and $978,425, respectively)	32,152,726	32,166,567	67,131,130	60,898,085

GROSS PROFIT	5,846,856	5,117,242	11,444,482	9,895,763

OPERATING EXPENSES
Sales and marketing	665,436	669,797	1,261,433	1,309,279
General and administrative expenses (including share-based compensation of $174,834, $166,018, $423,651 and $364,877, respectively)	4,989,623	4,922,649	9,821,646	9,654,431
Depreciation and amortization	181,414	233,122	409,386	456,810

Total operating expenses	5,836,473	5,825,568	11,492,465	11,420,520

INCOME (LOSS) FROM OPERATIONS	10,383	(708,326)	(47,983)	(1,524,757)

OTHER INCOME (EXPENSE)
Interest income	101,756	89,340	189,159	142,770
Interest expense	(43,839)	(52,382)	(88,832)	(107,455)
Other income (expense), net	188	497	49,428	497

Total other income (expense), net	58,105	37,455	149,755	35,812

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	68,488	(670,871)	101,772	(1,488,945)
INCOME TAX PROVISION (BENEFIT)	2,068	(52,412)	(41,608)	(146,423)

NET INCOME (LOSS)	$66,420	$(618,459)	$143,380	$(1,342,522)

BASIC EARNINGS PER SHARE	$0.01	$(0.06)	$0.01	$(0.14)

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	9,893,403	9,586,166	9,883,090	9,569,660

DILUTED EARNINGS PER SHARE	$0.01	$(0.06)	$0.01	$(0.14)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	10,166,714	9,586,166	10,130,809	9,569,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
NET INCOME (LOSS)	$66,420	$(618,459)	$143,380	$(1,342,522)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5,083)	64,846	(4,476)	90,951

Other comprehensive income (loss):	(5,083)	64,846	(4,476)	90,951

COMPREHENSIVE INCOME (LOSS)	$61,337	$(553,613)	$138,904	$(1,251,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,018,392	$9,818,503
Restricted cash	748,288	2,647,990
Accounts receivable, net of allowance for credit losses of $54,136 and $57,454, respectively	15,191,497	15,002,571
Unbilled accounts receivable	41,789,749	33,548,228
Other current assets	7,992,877	5,196,613

Total current assets	75,740,803	66,213,905

NONCURRENT ASSETS
Property and equipment, net	397,808	480,082
Lease right of use asset	3,524,472	3,904,479
Intangible assets, net	2,810,848	3,352,296
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	-	1,123
Other long-term assets	642,142	48,822

Total assets	$88,927,651	$79,812,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$25,318,244	$25,891,150
Accrued expenses	38,953,286	31,159,173
Current portion of deferred revenue	7,905,839	6,114,402
Current portion of lease liabilities	760,252	751,233

Total current liabilities	72,937,621	63,915,958

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,557,927	3,930,495
Deferred revenue, net of current portion	752,763	435,151
Deferred tax liabilities, net	1,351	-

Total liabilities	77,249,662	68,281,604

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 9,994,617 and 9,892,565 shares issued and outstanding, respectively	9,995	9,894
Additional paid-in capital	103,742,093	103,733,790
Accumulated other comprehensive loss	(384,141)	(379,665)
Accumulated deficit	(91,689,958)	(91,833,338)

Total stockholders’ equity	11,677,989	11,530,681

Total liabilities and stockholders’ equity	$88,927,651	$79,812,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$143,380	$(1,342,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(2,900)	(84,900)
Depreciation expense	420,717	468,136
Provision for credit losses	13,270	31,281
Amortization of intangibles	541,450	967,099
Share-based compensation expense	423,651	364,877
Non-cash lease expense	124,620	105,170
(Gain) loss on disposal of fixed assets	(49,043)	8,161
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(8,425,710)	(2,117,441)
Inventories	(98,422)	(247,203)
Other current assets	(2,700,895)	(4,055,735)
Other assets	(593,320)	107,433
Accounts payable and accrued expenses	7,227,383	2,287,677
Income tax payable	(59,039)	(55,487)
Deferred revenue and other liabilities	2,122,066	3,605,371
Other liabilities	(120,132)	(97,365)

Net cash used in operating activities	(1,032,924)	(55,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(85,537)	(120,887)
Proceeds from the sale of property and equipment	49,043	-

Net cash used in investing activities	(36,494)	(120,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	2,800,000
Repayments of bank line of credit advances	-	(2,800,000)
Principal repayments under finance lease obligations	(223,400)	(246,602)
Withholding taxes paid on behalf of employees on net settled equity awards	(415,247)	(130,745)

Net cash used in financing activities	(638,647)	(377,347)

Net effect of exchange rate on cash	8,252	(43,958)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,699,813)	(597,640)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	12,466,493	7,817,395

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$10,766,680	$7,219,755

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$10,018,392	$6,820,958
Restricted cash	748,288	398,797

	$10,766,680	$7,219,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	SIX MONTHS ENDED
	JUNE 30,
	2026	2025
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$68,804	$82,271
Cash paid for income taxes	$-	$47,500

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$-	$542,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock —
restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense —
restricted	-	-	170,781	-	-	170,781

Stock compensation expense —
non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation —
gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

Issuance of common stock —
restricted	91,269	91	(15,625)	-	-	$(15,534)

Stock compensation expense —
restricted	-	-	137,628	-	-	137,628

Stock compensation expense —
non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation —			-
gain	-	-		64,846	-	64,846

Net loss	-	-	-	-	(618,459)	(618,459)

Balance, June 30, 2025	9,655,173	$9,656	$103,337,616	$(359,994)	$(90,424,748)	$12,562,530

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2026	9,892,565	$9,894	$103,733,790	$(379,665)	$(91,833,338)	$11,530,681

Withholdings from vesting of restricted stock	(19,903)	(20)	(106,859)	-	-	(106,879)

Stock compensation expense —
restricted	-	-	153,539	-	-	153,539

Stock compensation expense —
non-qualified stock options	-	-	95,278	-	-	95,278

Foreign currency translation —
gain	-	-	-	607	-	607

Net income	-	-	-	-	76,960	76,960

Balance, March 31, 2026	9,872,662	$9,874	$103,875,748	$(379,058)	$(91,756,378)	$11,750,186

Common stock withheld related to net share settlement of equity awards	(43,268)	(44)	(308,324)	-	-	(308,368)

Issuance of common stock —
restricted stock	25,223	25	(25)	-	-	-

Issuance of common stock —
options cashless excercises	140,000	140	(140)	-	-	-

Stock compensation expense —
restricted	-	-	105,178	-	-	105,178

Stock compensation expense —
non-qualified stock options	-	-	69,656	-	-	69,656

Foreign currency translation —
(loss)	-	-	-	(5,083)		(5,083)

Net income	-	-	-	-	66,420	66,420

Balance, June 30, 2026	9,994,617	$9,995	$103,742,093	$(384,141)	$(91,689,958)	$11,677,989

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

Nature of Operations

The Company is a leading provider of Technology Management as a Service (TMaaS). The Company’s TMaaS platform and service solutions enable its customers to efficiently secure, manage and analyze the entire lifecycle of their mobile technology assets through its federally compliant platform Intelligent Technology Management System (ITMS™). The Company’s ITMS platform is SSAE 18 compliant and was granted an Authority to Operate by the U.S. Department of Homeland Security. Additionally, the Company was granted an Authority to Operate by the General Services Administration with regard to its identity credentialing component of its TMaaS platform and the Company’s ITMS platform has received the FedRAMP Certified status. The Company’s TMaaS platform is internally hosted and accessible on-demand through a secure customer portal that is specially configured for each customer. The Company can deliver these solutions in a number of configurations ranging from utilizing the platform as a service to a full-service solution that includes full lifecycle support for all end users and the organization.

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of June 30, 2026 and for each of the three and six month periods ended June 30, 2026 and 2025 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six month periods ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and acquired entities since their respective dates of acquisition. All significant inter-company amounts were eliminated in consolidation.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first six months of 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

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

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$12,267,982	$12,598,664
Commercial (2)	2,977,651	2,461,361
Gross accounts receivable	15,245,633	15,060,025
Less: allowances for credit
losses (3)	54,136	57,454

Accounts receivable, net	$15,191,497	$15,002,571

(1) Government contracts are generally firm fixed price not to exceed arrangements with a term of five (5) years, which consists of a base year and four (4) annual option year renewals. Government receivables are billed under a single consolidated monthly invoice and are billed approximately thirty (30) to sixty (60) days in arrears from the date of service and payment is generally due within thirty (30) days of the invoice date. Government accounts receivable payments are often delayed due to administrative processing delays by the government agency, government shutdown, and continuing budget resolutions that may delay availability of contract funding, and/or administrative only invoice correction requests by contracting officers.

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

(3) During the three and six month periods ended June 30, 2026 and 2025, the Company did not recognize any material provisions of recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Significant Concentrations

The following table presents consolidated trade accounts receivable by significant customers as of the periods presented below:

	JUNE 30,	DECEMBER 31,
	2026	2025
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	80%	84%

The following table presents revenue by significant customers for each of the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2026	2025	2026	2025
	(Unaudited)
U.S. Federal Government (1)	85%	82%	85%	84%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At June 30, 2026, the Company had deposits in excess of FDIC limits of approximately $8.7 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At June 30, 2026, the Company had foreign bank deposits in excess of insured limits of approximately €358,600.

4. Unbilled Accounts Receivable

Unbilled accounts receivable represent revenues earned but not invoiced to the customer at the balance sheet date due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services and hardware and software products delivered but not invoiced at the end of the reporting period. At June 30, 2026 and December 31, 2025, 99% of our unbilled receivables were related to the U.S. Federal Government.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Inventories	$780,119	$682,005
Prepaid project costs	1,235,289	697,360
Deferred contract costs	4,517,601	2,993,272
Prepaid expenses and other assets	1,459,868	823,976

Total other current assets	$7,992,877	$5,196,613

Accrued expenses consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Carrier service costs	$33,663,550	$25,759,570
Salaries and payroll taxes	2,242,570	2,012,510
Inventory purchases, consultants and other costs	2,989,626	3,269,533
U.S. income tax payable	22,910	89,390
Foreign income tax payable	34,630	28,170

Total accrued expenses	$38,953,286	$31,159,173

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	JUNE 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Computer hardware and software	$2,942,846	$2,925,707
Furniture and fixtures	379,854	380,139
Leasehold improvements	276,348	279,762
Automobiles	80,758	136,651
Gross property and equipment	3,679,806	3,722,259

Less: accumulated depreciation	3,281,998	3,242,177

Property and equipment, net	$397,808	$480,082

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three and six month periods ended June 30, 2026, property and equipment depreciation expense was approximately $78,100 and $164,700, respectively. During the three and six month periods ended June 30, 2025 property and equipment depreciation expense was approximately $91,400 and $177,300, respectively.

During the three month period ended June 30, 2026, the Company did not dispose of any property and equipment. During the six month period ended June 30, 2026, the Company sold fully depreciated property and equipment with historical cost and accumulated depreciation of $105,200 and received proceeds of $49,043.

During the three month period ended June 30, 2025, the Company disposed of fully depreciated property and equipment with historical cost of $118,800 and accumulated depreciation of $110,600 and recognized a loss on disposal of property and equipment of $8,200. During the six month period ended June 30, 2025, the Company disposed of property and equipment with historical cost of $775,000 and accumulated depreciation of $766,800 and recognized a loss on disposal of property and equipment of $8,200.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and six month periods ended June 30, 2026 and 2025.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of June 30, 2026 and December 31, 2025. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2026 and 2025.

Intangible assets consists of the following:

	JUNE 30, 2026
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(1,136,200)	$1,255,800
Channel Relationships	2,628,080	(2,131,665)	496,415
Internally Developed Software	7,866,000	(7,572,900)	293,100
Trade Name and Trademarks	1,330,472	(564,939)	765,533

	$14,216,552	$(11,405,704)	$2,810,848

	DECEMBER 31, 2025
	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(1,016,600)	$1,375,400
Channel Relationships	2,628,080	(2,044,062)	$584,018
Internally Developed Software	7,866,000	(7,283,003)	$582,997
Trade Name and Trademarks	1,330,472	(520,591)	$809,881

	$14,216,552	$(10,864,256)	$3,352,296

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not capitalize any internally developed software costs for the three and six month periods ended June 30, 2026 and 2025.

There were no disposals of intangible assets during the three and six month periods ended June 30, 2026 and 2025.

The aggregate amortization expense recorded for the three and six month periods ended June 30, 2026 was approximately $262,900 and $541,500, respectively. The aggregate amortization expense recorded for the three and six month periods ended June 30, 2025 was approximately $486,500 and $967,100, respectively.

As of June 30, 2026, estimated annual amortization for intangible assets is approximately:

Remainder of 2026	$500,379
2027	540,153
2028	510,324
2029	373,452
2030	308,533
Thereafter	578,007
Total	$2,810,848

8. Credit Agreements

The Company has a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) that matures on May 28, 2027.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 6.50%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of June 30, 2026. The Company was in compliance with its covenants at June 30, 2026.

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

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Income Taxes

The Company’s effective tax rate was 3.0% and (40.9)% for the three and six month periods ended June 30, 2026, respectively. The Company’s effective tax rate was 7.8% and 9.8% for the three and six month periods ended June 30, 2025, respectively. During the three month period ended June 30, 2026, the Company recognized excess tax benefits related to stock-based compensation of $0.4 million as a discrete tax benefit in the provision for income taxes. The Company also recorded an increase in its valuation allowance of $0.4 million against deferred tax assets related to stock-based compensation deductions, based on management’s assessment of the realizability of those deferred tax assets under ASC 740.

The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax provision (benefit) by the income (loss) before income tax provision (benefit).

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of June 30, 2026, there were 9,994,617 shares issued and outstanding.

During the three months ended June 30, 2026, 65,900 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 2,718 shares withheld in satisfaction of the employees corresponding tax liability of approximately $27,992. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the six months ended June 30, 2026, 174,619 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 22,621 shares withheld in satisfaction of the employees corresponding tax liability of approximately $134,874. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the three months ended June 30, 2025, 94,920 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 3,681 shares withheld in satisfaction of the employees corresponding tax liability of approximately $15,407. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the six months ended June 30, 2025, 197,933 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 28,208 shares withheld in satisfaction of the employees corresponding tax liability of approximately $130,618. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the three and six month periods ended June 30, 2026, employees exercised stock options covering 140,000 shares of common stock. The exercises were completed through net-share settlement arrangements. The Company withheld 40,550 shares with a value sufficient to satisfy the aggregate exercise price and employee tax withholding requirements and issued 99,450 net shares to employees. The fair value of shares withheld totaled approximately $280,373. The withheld shares were recorded as a reduction of stockholders' equity.

There were no stock option exercises during the six months ended June 30, 2025.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. Share-based Compensation

Share-based compensation (including RSAs) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
Restricted share-based compensation expense	$105,178	$137,628	$258,717	$308,409
Non-qualified option share-based compensation expense	69,656	28,390	164,934	56,468

Total share-based compensation before taxes	$174,834	$166,018	$423,651	$364,877

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. During the six month period ended June 30, 2026, the Company granted 25,223 restricted stock awards. There were no restricted stock awards granted during the six month period ended June 30, 2025.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option grants during the three month period ended June 30, 2026. There were 100,000 stock option awards granted during the six month period ended June 30, 2026. There were no stock option awards granted during the six month periods ended June 30, 2025.

For the six month period ended June 30, 2026, the weighted-average grant date fair value per option was $0.68 - $2.51. Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the period then ended as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
Expected dividend yield	--	--	0%	--
Expected volatility	--	--	66.8%	--
Risk-free interest rate	--	--	3.6%	--
Term	--	--	1.8 years	--

At June 30, 2026, the Company had approximately $0.4 million of total unrecognized share-based compensation expense related to share-based compensation that will be recognized over the weighted average remaining period of 1.1 years.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
Basic Earnings Per Share Computation:
Net income (loss)	$66,420	$(618,459)	$143,380	$(1,342,522)
Weighted average number of common shares	9,893,403	9,586,166	9,883,090	9,569,660
Basic and Diluted earning (loss) per share	$0.01	$(0.06)	$0.01	$(0.14)

Diluted Earnings Per Share Computation:
Net income (loss)	$66,420	$(618,459)	$143,380	$(1,342,522)

Weighted average number of common shares	9,893,403	9,586,166	9,883,090	9,569,660
Incremental shares from assumed conversions of dilutive securities	273,311	-	247,719	-
Adjusted weighted average number of common shares	10,166,714	9,586,166	10,130,809	9,569,660

Diluted earning (loss) per share	$0.01	$(0.06)	$0.01	$(0.14)

For the three and six months ended June 30, 2025, the Company had unexercised stock options of 408,570 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
Carrier Services	$24,064,860	$22,223,060	$49,848,896	$44,624,364
Managed Services	13,934,722	15,060,749	28,726,716	26,169,484

	$37,999,582	$37,283,809	$78,575,612	$70,793,848

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
U.S. Federal Government	$32,363,240	$30,639,511	$66,775,169	$59,733,390
U.S. State and Local Governments	96,603	119,580	182,941	216,402
Foreign Governments	5,591	21,337	21,814	36,745
Commercial Enterprises	5,534,148	6,503,381	11,595,688	10,807,311

	$37,999,582	$37,283,809	$78,575,612	$70,793,848

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
United States	$37,042,239	$36,204,523	$76,615,945	$68,713,394
Europe	957,343	1,079,286	1,959,667	2,080,454

	$37,999,582	$37,283,809	$78,575,612	$70,793,848

During the three month periods ended June 30, 2026 and 2025, the Company recognized approximately $1.7 million and $1.9 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

During the six month periods ended June 30, 2026 and 2025, the Company recognized approximately $4.8 million and $5.2 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2026	2025	2026	2025
	(Unaudited)
REVENUES	$37,999,582	$37,283,809	78,575,612	$70,793,848
Carrier services cost	(23,301,719)	(21,623,268)	(48,472,046)	(43,307,851)
Managed service costs	(8,582,692)	(10,051,068)	(18,107,033)	(16,611,809)
Depreciation and amortization	(449,727)	(725,353)	(962,167)	(1,435,235)
Stock based compensation	(174,834)	(166,018)	(423,651)	(364,877)
Other segment items (1)	(5,480,227)	(5,426,428)	(10,658,698)	(10,598,833)
Interest expense	(43,839)	(52,382)	(88,832)	(107,455)
Interest income	101,756	89,340	189,159	142,770
Other income (expense)	188	497	49,428	497
Income tax benefit	(2,068)	52,412	41,608	146,423

NET INCOME (LOSS) FOR THE PERIOD:	$66,420	$(618,459)	143,380	$(1,342,522)

(1) Other segment items include sales and marketing costs, general and administration expenses.

WIDEPOINT CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•

Any negative impact on our selection as the awardee of the Department of Homeland Security's (DHS) Cellular Wireless Managed Services (CWMS) 3.0 contract, a 10-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract, from ongoing post-award protests.

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

Second Quarter Highlights

On June 24, 2026, we were selected as the single awardee of the Department of Homeland Security's (DHS) Cellular Wireless Managed Services (CWMS) 3.0 contract, a 10-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract consisting of a one-year base period and nine one-year option periods with a contract ceiling value of approximately $3.1 billion.  Under the CWMS 3.0 award, we will deliver and manage an integrated portfolio of solutions that support lifecycle management, connectivity, security, and operational requirements across all DHS components.  Although the Company has been selected for the contract, on June 29, 2026, we were notified that a post-award protest was filed with respect to the contract.

Strategic Focus

Our longer-term strategic focus and goals are driven by our need to expand our critical mass so that we have more flexibility to fund investments in technology solutions and introduce new sales and marketing initiatives in order to expand our marketplace share and increase the breadth of our offerings in order to improve company sustainability and growth.

In fiscal 2026, we will continue to focus on the goals identified in our Annual Report on Form 10-K as well as the following:

■	Capturing LA 28 Device as a Service project with our strategic partner CDW,
■	Capture DaaS with companies that will improve the Company’s overall gross margins,
■	Fully implement our cellular carrier Platform as a Service PSaaS contract for its government customers and capture additional cellular carrier commercial contracts,
■	Capture new task orders under our other government wide contract (GWAC) vehicles, e.g. NASA SEWP 6, Navy Spiral 4,
■	Capture new GWAC vehicles, and
■	Improve EPS metric.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues.  Revenues for the three months ended June 30, 2026 were $38.0 million, an increase of $0.7 million (or 2%) compared to $37.3 million in the same period in 2025.  Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2026	2025	Variance

Carrier Services	$24,064,860	$22,223,060	$1,841,800
Managed Services:
Managed Service Fees	9,688,301	8,635,288	1,053,013
Billable Service Fees	1,231,739	1,287,643	(55,904)
Reselling and Other Services	3,014,682	5,137,818	(2,123,136)
Total Managed Services:	13,934,722	15,060,749	(1,126,027)

	$37,999,582	$37,283,809	$715,773

Managed Service Revenues. Total managed services revenue was $13.9 million, a decrease of $1.1 million compared with $15.1 million in the same period in 2025 as follows:

•

Our managed service fees increased by $1.1 million to $9.7 million for the three months ended June 30, 2026 compared to $8.6 million in the same period in the prior year. The increase is primarily due the additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines

•	Our billable service fees were $1.2 million, which is relatively consistent with the same period in the prior year.
•

Reselling and other services decreased by $2.1 million to $3.0 million for the three months ended June 30, 2026, compared to $5.1 million for the same period in the prior year. The decrease was primarily due to non-recurring revenues booked in the second quarter of 2025.

Carrier Service Revenues. We also procure, process and pay communications carrier invoices on behalf of customers. Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $24.1 million, an increase of $1.8 million, as compared with the same period in 2025. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during the second half of 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, cash back rewards received associated with vendor payments made on behalf of customers, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three months ended June 30, 2026 were $32.2 million (or 85% of revenues) and was consistent with cost of revenues in the same period in 2025. Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $23.3 million and $21.6 million for the three months ended June 30, 2026 and 2025, respectively.

Gross Profit. Gross profit for the three month period ended June 30, 2026 increased on a dollar basis by $0.7 million to $5.8 million (or 15% of revenues), compared to $5.1 million (or 14% of revenues) in the same period in 2025.

Gross profit attributable to carrier services revenue (excluding managed services), for the three-months ended June 30, 2026 was 3% compared to 3% in the same period last year, the gross profit reflected related to carrier services results from fees received from third party payment platforms associated with vendor payments made on behalf of customers. Gross profit as a percentage of managed services revenue (excluding carrier services) for the three months ended June 30, 2026 was 36% compared to 30% in the same period last year due to $1.1 million increase in the higher margin managed services compared to the same period last year.

	THREE MONTHS ENDED
	JUNE 30,		Dollar
	2026	2025	Variance
Revenues:
Carrier Services	$24,064,860	$22,223,060	$1,841,800
Managed Services	13,934,722	15,060,749	(1,126,027)
Total revenue	37,999,582	37,283,809	715,773

Gross Profit:
Carrier Services	763,141	599,792	163,349
Managed Services	5,083,715	4,517,450	566,265
Total gross profit	5,846,856	5,117,242	729,614

Gross Margin:
Carrier Services	3%	3%
Managed Services	36%	30%
Total gross margin	15%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three months ended June 30, 2026 was $0.6 million (or 2% of revenues) and remained relatively consistent compared to $0.6 million (or 2% of revenues) in 2025.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three months ended June 30, 2026 were $4.9 million (or 13% of revenues), and remained relatively consistent compared to $4.9 million (or 13% of revenues) in 2025. The increase was partially offset by approximately $0.7 million of internal IT labor costs that are typically reflected within general and administrative expenses but were reassigned during the current period to implementation activities associated with a long-term customer contract. These costs were deferred during the period in connection with implementation activities under the long-term customer contract. Because the implementation services do not represent a distinct performance obligation, the related revenue and costs are deferred and will be recognized over the contract term.

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

We expect to incur additional costs in future periods related to our move from a smaller reporting company to an accelerated filer, including increased external audit fees, consulting services, additional personnel and other compliance-related expenditures. Based on current estimates, these incremental costs are expected to approximate $0.8 million during the second half of 2026.

We also expect to incur certain compensation costs associated with previously approved employee incentive arrangements that are contingent upon the final resolution of the protest process with respect to our CWMS 3.0 award. These arrangements include up to approximately $0.6 million of cash incentive compensation expected to be paid upon satisfaction of the applicable performance condition, as well as up to approximately $0.4 million of stock-based compensation that would be recognized over the applicable requisite service periods following satisfaction of the performance condition. The timing, amount and financial statement impact of these costs will depend on the outcome and timing of the protest process, the final terms of the award, employee service requirements, forfeitures, and other factors. Accordingly, there can be no assurance as to the timing or amount of any future compensation expense.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2026 was $181,400 which is consistent as compared to $233,100 in 2025.

Other Income (Expense), Net. Other income, net for the three months ended June 30, 2026 was $58,100 compared to other income, net of $37,500 in 2025 as a result of higher earnings on cash deposits.

Income Taxes. Income tax provision for the three months ended June 30, 2026 was $2,100 as compared to income tax benefit of $52,400 in 2025.

Net Income (Loss). As a result of the cumulative factors described above, net income for the three months ended June 30, 2026 increased by $0.7 million to $66,400 compared to net loss of $0.6 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues. Revenues for the six months ended June 30, 2026 were $78.6 million, an increase of $7.8 million (or 11%) compared to $70.8 million in the same period in 2025. Our mix of revenues for the periods presented is set forth below:

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2026	2025	Variance

Carrier Services	$49,848,900	$44,624,360	$5,224,540
Managed Services:
Managed Service Fees	18,978,107	17,173,287	1,804,820
Billable Service Fees	2,510,045	3,069,839	(559,794)
Reselling and Other Services	7,238,560	5,926,362	1,312,198
Total Managed Services:	28,726,712	26,169,488	2,557,224

	$78,575,612	$70,793,848	$7,781,764

Managed Service Revenues. Total managed services revenue was $28.7 million, an increase of $2.6 million compared with $26.2 million in the same period in 2025 as follows:

•

Our managed service fees increased by $1.8 million to $19.0 million for the six months ended June 30, 2026 compared to $17.2 million in the same period in the prior year. The increase is primarily due to an additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines

•

Our billable service fees were $2.5 million, which is $0.6 million lower compared to the same period last year. Billable service fees were adversely impacted by the partial shutdown of the Department of Homeland Security (“DHS”) beginning February 2026, which resulted in reduced billable activity on certain contracts.

•

Reselling and other services increased by $1.3 million to $7.2 million for the six months ended June 30, 2026, compared to $5.9 million for the same period in the prior year. The comparable increase was primarily related to the absence of the out-of-period adjustment recorded in the first quarter of 2025.

Carrier Service Revenues. Our carrier services revenue was $49.8 million, an increase of $5.2 million, as compared with the same period in 2025. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during the second half of 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, cash back rewards received associated with vendor payments made on behalf of customers, and the associated cost of products and third-party software that we resell to our end customers.  Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the six months ended June 30, 2026 were $67.1 million (or 85% of revenues) and was consistent cost of revenues in the same period in 2025.  Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $48.4 million and $43.3 million for the six months ended June 30, 2026 and 2025, respectively.

Gross Profit.  Gross profit for the six month period ended June 30, 2026 increased on a dollar basis by $1.5 million to $11.4 million (or 15% of revenues), compared to $9.9 million (or 14% of revenues) in the same period in 2025.

Gross profit attributable to carrier services revenue (excluding managed services), for the six-months ended June 30, 2026 was 3% compared to 3% in the same period last year, the gross profit reflected related to carrier services results from fees received from third party payment platforms associated with vendor payments made on behalf of customers.  Gross profit as a percentage of managed services revenue (excluding carrier services) for the six months ended June 30, 2026 was 35% compared to 33% in the same period last year due to the increase in higher margin managed service fees of $1.8 million, compared to the same period last year.

	SIX MONTHS ENDED
	JUNE 30,		Dollar
	2026	2025	Variance
Revenues:
Carrier Services	$49,848,900	$44,624,360	$5,224,540
Managed Services	28,726,712	26,169,488	2,557,224
Total revenue	78,575,612	70,793,848	7,781,764

Gross Profit:
Carrier Services	1,376,854	1,316,509	60,345
Managed Services	10,067,628	8,579,254	1,488,374
Total gross profit	11,444,482	9,895,763	1,548,719

Gross Margin:
Carrier Services	3%	3%
Managed Services	35%	33%
Total gross margin	15%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the six months ended June 30, 2026 was $1.3 million (or 2% of revenues) and remained relatively consistent compared to $1.3 million (or 2% of revenues) in 2025.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the six months ended June 30, 2026 were $9.8 million (or 13% of revenues), and remained relatively consistent compared to $9.7 million (or 13% of revenues) in 2025. The increase was partially offset by approximately $1.3 million of internal IT labor costs that are typically reflected within general and administrative expenses but were reassigned during the current period to implementation activities associated with a long-term customer contract. These costs were deferred during the period in connection with implementation activities under the long-term customer contract. Because the implementation services do not represent a distinct performance obligation, the related revenue and costs are deferred and will be recognized over the contract term.

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

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2026 was $409,400 which is consistent as compared to $456,800 in 2025.

Other Income (Expense), Net. Other income, net for the six months ended June 30, 2026 was $149,800 compared to other income, net of $35,800 in 2025 as a result of higher earnings on cash deposits and a gain on sale of property and equipment.

Income Taxes. Income tax benefit for the six months ended June 30, 2026 was $41,600 as compared to income tax benefit of $146,400 in 2025.

Net Income (Loss). As a result of the cumulative factors described above, net income for the six months ended June 30, 2026 increased by $1.4 million to $0.1 million compared to net loss of $1.3 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At June 30, 2026, our net working capital was approximately $2.8 million compared to $2.3 million at December 31, 2025. We believe that our existing unrestricted cash balance of $10.0 million and our anticipated cash flows from operations and access to our credit facility, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months.

On April 10, 2026, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Sales Agent”) under which we may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $15.5 million from time to time through or to the Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time as a source for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. No sales of shares were made under the ATM Offering during the three months ended June 30, 2026

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operations was approximately $1.0 million driven by increases in accounts receivables and is partially offset by temporary payable timing differences. In the same period in 2025, $0.1 million net cash was used in operations.

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

For the six months ended June 30, 2026, cash used in investing activities was approximately $36,500 and consisted of purchases of property and equipment offset by proceeds received from disposal of property and equipment.

For the six months ended June 30, 2025, cash used in investing activities was approximately $0.1 million and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities provides an indication of our debt financing and stock option exercises.

For the six months ended June 30, 2026, cash used in financing activities was approximately $0.6 million and reflects finance lease principal repayments of approximately $223,400, withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $134,874 and withholding taxes paid on behalf of employees on net settled stock option exercises of approximately $280,400.

For the six months ended June 30, 2025, cash used in financing activities was approximately $0.4 million and reflects line of credit advances and payments of $2.8 million, finance lease principal repayments of approximately $246,600, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $130,700.

Expected Future Cash Requirements

The Company's capital expenditures have historically consisted primarily of investments in information technology infrastructure, software, equipment and other assets supporting customer programs and internal operations. Capital expenditures during the six months ended June 30, 2026 were less than $0.1 million.

Based on currently available information and anticipated business requirements, the Company presently expects capital expenditures during the second half of 2026 to approximate $0.4 million to $0.5 million. In addition, the Company currently anticipates capital expenditures during 2027 could exceed $1.0 million, primarily to support anticipated customer programs, technology infrastructure and other strategic initiatives.

These anticipated expenditures remain subject to the timing of customer requirements, contract awards, business conditions, procurement schedules and other factors and, accordingly, actual capital expenditures may differ materially from current expectations.

Management believes that existing cash balances, cash generated from operations and available sources of liquidity will be sufficient to fund these anticipated capital expenditures.

Expected Sarbanes-Oxley Compliance Costs. As a result of the Company's transition to accelerated filer status, the Company expects increased operating cash expenditures associated with compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act during the remainder of 2026 and into 2027. These expenditures are expected to include higher external audit fees, consulting services, additional personnel and other compliance-related costs. Management believes these expenditures can be funded through existing cash balances and cash generated from operations.

Contingent Cash Requirement. As previously disclosed, the Company has been selected for award of the successor DHS Cellular Wireless Managed Services ("CWMS 3.0") contract. The award remains subject to a bid protest, and the timing and ultimate outcome of the protest process are uncertain. Upon final resolution of the protest process in the Company's favor and satisfaction of the applicable conditions, the Company would become obligated to pay up to approximately $0.6 million of cash incentive compensation under previously approved employee incentive arrangements. Management believes the Company has sufficient liquidity to satisfy this contingent obligation from existing cash balances and operating cash flows. Until the protest process is resolved, no liability has been recognized for these contingent payments

Net Effect of Exchange Rate on Cash and Equivalents

For the six months ended June 30, 2026, fluctuations in the Euro and U.S. dollar exchange rate increased the translated value of our foreign cash balances by $8,300. For the six months ended June 30, 2025 fluctuations in the in the Euro and U.S. dollar exchange rate decreased the translated value of our foreign cash balances by $43,960.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Except as set forth below, the Company is not currently involved in any material legal proceeding.

On June 29, 2026, the Company was notified that a post-award protest had been filed with the U.S. Government Accountability Office ("GAO") challenging the contract award. The protest filing is redacted, and accordingly the Company has limited information regarding the specific grounds for the protest. Based on the information currently available, management believes the award to WidePoint will be sustained; however, the ultimate outcome of the GAO protest process cannot be predicted with certainty.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Securities

The following table represents information with respect to shares of common stock withheld from vesting’s of stock-based compensation awards for employee income tax withholding for the periods indicated:

	Total Number of Shares Withheld	Average Price Per Share	Dollar Value of Shares Purchased as as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may be Purchased Under Approved Plans or Programs

January 2026	19,903	$5.37	-	$-

May 2026	2,718	$10.30

Total	22,621	$5.96	-	$-

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

No contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.1	Department of Homeland Security's (DHS) Cellular Wireless Managed Services (CWMS) 3.0 contract with WidePoint Corporation (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: August 13, 2026	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: August 13, 2026	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

