Form 10-Q
period 2026-09-30
WIDEPOINT CORP
filed 2026-11-12
CIK 1034760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 10,017,612 shares of the registrant’s Common Stock issued and outstanding.

WIDEPOINT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
REVENUES	$45,066,908	$35,526,949	$123,642,520	$106,320,797
COST OF REVENUES (including amortization and depreciation of $261,479, $424,411, $813,530, and $1,402,836, respectively)	38,881,325	30,251,637	106,012,455	91,149,722
GROSS PROFIT	6,185,583	5,275,312	17,630,065	15,171,075

OPERATING EXPENSES
Sales and marketing	646,723	677,618	1,908,155	1,986,897
General and administrative expenses (including share-based compensation of $110,241, $154,111, $533,892 and $518,988, respectively)	5,572,106	4,832,422	15,393,752	14,486,853
Depreciation and amortization	171,382	225,908	580,768	682,718

Total operating expenses	6,390,211	5,735,948	17,882,675	17,156,468

LOSS FROM OPERATIONS	(204,628)	(460,636)	(252,610)	(1,985,393)

OTHER INCOME (EXPENSE)
Interest income	68,191	83,439	257,350	226,209
Interest expense	(42,445)	(47,671)	(131,277)	(155,126)
Other income (expense), net	(70)	93	49,358	590

Total other income (expense), net	25,676	35,861	175,431	71,673

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(178,952)	(424,775)	(77,179)	(1,913,720)
INCOME TAX PROVISION (BENEFIT)	13,057	134,410	(28,551)	(12,013)

NET LOSS	$(192,009)	$(559,185)	$(48,628)	$(1,901,707)

EARNINGS PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.06)	$(0.00)	$(0.20)

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	10,018,287	9,655,173	9,928,651	9,598,478

DILUTED EARNINGS PER SHARE	$(0.02)	$(0.06)	$(0.00)	$(0.20)

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	10,018,287	9,655,173	9,928,651	9,598,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
NET LOSS	$(192,009)	$(559,185)	$(48,628)	$(1,901,707)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5,585)	410	(10,061)	91,361

Other comprehensive income (loss):	(5,585)	410	(10,061)	91,361

COMPREHENSIVE LOSS	$(197,594)	$(558,775)	$(58,689)	$(1,810,346)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,103,515	$9,818,503
Restricted cash	1,042,925	2,647,990
Accounts receivable, net of allowance for credit losses of $134,996 and $57,454, respectively	13,926,953	15,002,571
Unbilled accounts receivable	46,456,528	33,548,228
Other current assets	16,173,725	5,196,613

Total current assets	87,703,646	66,213,905

NONCURRENT ASSETS
Property and equipment, net	331,649	480,082
Lease right of use asset	3,325,968	3,904,479
Intangible assets, net	2,554,282	3,352,296
Goodwill	5,811,578	5,811,578
Deferred tax assets, net	-	1,123
Other long-term assets	874,257	48,822

Total assets	$100,601,380	$79,812,285

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$24,814,711	$25,891,150
Accrued expenses	43,572,673	31,159,173
Current portion of deferred revenue	15,835,046	6,114,402
Current portion of lease liabilities	771,493	751,233

Total current liabilities	84,993,923	63,915,958

NONCURRENT LIABILITIES
Lease liabilities, net of current portion	3,337,801	3,930,495
Deferred revenue, net of current portion	800,045	435,151
Deferred tax liabilities, net	15,496	-

Total liabilities	89,147,265	68,281,604

Commitments and contingencies (Note 16)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 2,045,714 shares issued and none outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 10,028,316 and 9,892,565 shares issued and outstanding, respectively	10,029	9,894
Additional paid-in capital	103,715,779	103,733,790
Accumulated other comprehensive loss	(389,726)	(379,665)
Accumulated deficit	(91,881,967)	(91,833,338)

Total stockholders’ equity	11,454,115	11,530,681

Total liabilities and stockholders’ equity	$100,601,380	$79,812,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,628)	$(1,901,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	10,200	50,200
Depreciation expense	597,013	699,768
Provision for credit losses	96,043	38,694
Amortization of intangibles	798,015	1,385,786
Share-based compensation expense	533,892	518,988
Non-cash lease expense	213,288	164,883
(Gain) loss on disposal of fixed assets	(49,043)	8,161
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(11,942,864)	6,784,375
Inventories	(8,459,836)	(712,121)
Other current assets	(2,520,191)	(1,542,224)
Other assets	(825,435)	161,150
Accounts payable and accrued expenses	11,383,901	(1,124,995)
Income tax payable	(76,746)	(55,111)
Deferred revenue and other liabilities	10,098,943	1,556,822
Other liabilities	(198,896)	(152,483)

Net cash (used in) provided by operating activities	(390,344)	5,880,186

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(85,537)	(140,918)
Proceeds from the sale of property and equipment	49,043	-

Net cash used in investing activities	(36,494)	(140,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on bank line of credit	-	2,800,000
Repayments of bank line of credit advances	-	(2,800,000)
Principal repayments under finance lease obligations	(353,521)	(412,299)
Withholding taxes paid on behalf of employees on net settled equity awards	(551,768)	(130,745)

Net cash used in financing activities	(905,289)	(543,044)

Net effect of exchange rate on cash	12,074	(52,334)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,320,053)	5,143,890

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	12,466,493	7,817,395

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$11,146,440	$12,961,285

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH CONSISTED OF THE FOLLOWING:
Cash and cash equivalents	$10,103,515	$12,128,422
Restricted cash	1,042,925	832,863

	$11,146,440	$12,961,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2026	2025
	(Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$101,320	$121,221
Cash paid for income taxes	$-	$47,500

NONCASH INVESTING AND FINANCING ACTIVITIES
ROU asset obtained in exchange for lease liability	$-	$542,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIDEPOINT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2025	9,485,508	$9,487	$103,103,653	$(450,945)	$(89,082,226)	$13,579,969

Issuance of common stock — restricted	78,396	78	(115,289)	-	-	(115,211)

Stock compensation expense — restricted	-	-	170,781	-	-	170,781

Stock compensation expense — non-qualified stock options	-	-	28,078	-	-	28,078

Foreign currency translation — gain	-	-	-	26,105	-	26,105

Net loss	-	-	-	-	(724,063)	(724,063)

Balance, March 31, 2025	9,563,904	$9,565	$103,187,223	$(424,840)	$(89,806,289)	$12,965,659

Issuance of common stock — restricted	91,269	91	(15,625)	-	-	(15,534)

Stock compensation expense — restricted	-	-	137,628	-	-	137,628

Stock compensation expense — non-qualified stock options	-	-	28,390	-	-	28,390

Foreign currency translation — gain	-	-	-	64,846	-	64,846

Net loss	-	-	-	-	(618,459)	(618,459)

Balance, June 30, 2025	9,655,173	$9,656	$103,337,616	$(359,994)	$(90,424,748)	$12,562,530

Stock compensation expense — restricted	-	-	108,369	-	-	108,369

Stock compensation expense — non-qualified stock options	-	-	45,742	-	-	45,742

Foreign currency translation — gain	-	-	-	410	-	410

Net loss	-	-	-	-	(559,185)	(559,185)

Balance, September 30, 2025	9,655,173	$9,656	$103,491,727	$(359,584)	$(90,983,933)	$12,157,866

			Additional
	Common Stock		Paid-In	Accumulated	Accumulated
	Issued	Amount	Capital	OCI	Deficit	Total
	(Unaudited)
Balance, January 1, 2026	9,892,565	$9,894	$103,733,790	$(379,665)	$(91,833,338)	$11,530,681

Withholdings from vesting of restricted stock	(19,903)	(20)	(106,859)	-	-	(106,879)

Stock compensation expense — restricted	-	-	153,539	-	-	153,539

Stock compensation expense — non-qualified stock options	-	-	95,278	-	-	95,278

Foreign currency translation — gain	-	-	-	607	-	607

Net income	-	-	-	-	76,960	76,960

Balance, March 31, 2026	9,872,662	$9,874	$103,875,748	$(379,058)	$(91,756,378)	$11,750,186

Common stock withheld related to net share settlement of equity awards	(43,268)	(44)	(308,324)	-	-	(308,368)

Issuance of common stock — restricted stock	25,223	25	(25)	-	-	-

Issuance of common stock — options cashless excercises	140,000	140	(140)	-	-	-

Stock compensation expense — restricted	-	-	105,178	-	-	105,178

Stock compensation expense — non-qualified stock options	-	-	69,656	-	-	69,656

Foreign currency translation — (loss)	-	-	-	(5,083)		(5,083)

Net income	-	-	-	-	66,420	66,420

Balance, June 30, 2026	9,994,617	$9,995	$103,742,093	$(384,141)	$(91,689,958)	$11,677,989

Common stock withheld related to net share settlement of equity awards	(20,443)	(20)	(136,501)	-	-	(136,521)

Issuance of common stock — options cashless excercises	54,142	54	(54)	-	-	-

Stock compensation expense — restricted	-	-	72,877	-	-	72,877

Stock compensation expense — non-qualified stock options	-	-	37,364	-	-	37,364

Foreign currency translation — (loss)	-	-	-	(5,585)		(5,585)

Net loss	-	-	-		(192,009)	(192,009)

Balance, September 30, 2026	10,028,316	$10,029	$103,715,779	$(389,726)	$(91,881,967)	$11,454,115

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

2. Basis of Presentation and Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements as of September 30, 2026 and for each of the three and nine month periods ended September 30, 2026 and 2025 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the financial statements for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There were no significant changes in the Company’s significant accounting policies during the first nine months of 2026 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance under ASC 350-40 for internal-use software. The amendment removes reference to development-stages, clarifies when capitalization may begin, and require entities to apply the property, plant and equipment disclosure requirements under ASC 360-10 to capitalized internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption of ASU No. 2025-06 is permitted. The Company is evaluating the impact of these new requirements on its financial position, results of operations and cash flows.

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

3. Accounts Receivable and Significant Concentrations

A significant portion of the Company’s receivables are billed under firm fixed price contracts with agencies of the U.S. federal government and similar pricing structures with several commercial entities. Accounts receivable consist of the following by customer type in the table below as of the periods presented:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
U.S. Federal, State, and Local Government (1)	$10,372,554	$12,598,664
Commercial (2)	3,689,395	2,461,361
Gross accounts receivable	14,061,949	15,060,025
Less: allowances for credit losses (3)	134,996	57,454

Accounts receivable, net	$13,926,953	$15,002,571

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

(3) During the three and nine month periods ended September 30, 2026 and 2025, the Company did not recognize any material provisions or recoveries of existing provision for credit losses. The Company has not historically maintained an allowance for credit losses for its government customers as it has not experienced material or recurring credit losses and the nature and size of the contracts has not necessitated the Company’s establishment of such an allowance for credit losses.

Significant Concentrations

The following table presents consolidated trade accounts receivable by significant customers as of the periods presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	As a % of	As a % of
Customer Type	Receivables	Receivables
	(Unaudited)
U.S. Federal Government	74%	84%

The following table presents revenue by significant customers for each of the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	As a % of	As a % of	As a % of	As a % of
	Revenue	Revenue	Revenue	Revenue
Customer Type	2026	2025	2026	2025
	(Unaudited)
U.S. Federal Government (1)	86%	83%	85%	84%
U.S. State & Local and Foreign Governments	0.3%	0.4%	1.0%	1.1%
Commercial	13%	17%	14%	16%

(1) Sales to the U.S. federal government include sales from contracts for which we are the prime contractor, as well as those for which we are a subcontractor and the ultimate customer is the U.S. government.

Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash on deposit with financial institutions, the balances of which frequently exceed federally insured limits. If the financial institution with whom we do business were to be placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business could be adversely affected. At September 30, 2026, the Company had deposits in excess of FDIC limits of approximately $8.8 million. The Company also maintains deposits with a financial institution in Ireland that are insured by the Central Bank of Ireland up to a maximum of €100,000 per financial institution. At September 30, 2026, the Company had foreign bank deposits in excess of insured limits of approximately €322,800.

4. Unbilled Accounts Receivable

Unbilled accounts receivable represent revenues earned but not invoiced to the customer at the balance sheet date due to either timing of invoice processing or delays due to fixed contractual billing schedules. A significant portion of our unbilled accounts receivable consist of carrier services and hardware and software products delivered but not invoiced at the end of the reporting period. At September 30, 2026 and December 31, 2025, 99% and 99%, respectively, of our unbilled receivables were related to the U.S. Federal Government.

5. Other Current Assets and Accrued Expenses

Other current assets consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Inventories	$9,141,473	$682,005
Prepaid project costs	1,583,496	697,360
Deferred contract costs	3,521,573	2,993,272
Prepaid expenses and other assets	1,927,183	823,976

Total other current assets	$16,173,725	$5,196,613

Inventories generally consist of mobile devices and accessories and identity credential hardware components. Inventories are valued at the lower of cost, using first-in, first-out method, or net realizable value. The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. For the three and nine-month periods ended September 30, 2026 and 2025, there were no inventory write-downs.

The increase in inventories consist primarily of $8.6 million of third-party hardware and other products purchased for resale to a customer and are stated at the lower of cost or net realizable value.

Accrued expenses consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Carrier service costs	$37,547,070	$25,759,570
Salaries and payroll taxes	2,044,200	2,012,510
Inventory purchases, consultants and other costs	3,941,223	3,269,533
U.S. income tax payable	22,910	89,390
Foreign income tax payable	17,270	28,170

Total accrued expenses	$43,572,673	$31,159,173

6. Property and Equipment

Major classes of property and equipment consisted of the following as of the dates presented below:

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
Computer hardware and software	$2,937,923	$2,925,707
Furniture and fixtures	379,799	380,139
Leasehold improvements	275,684	279,762
Automobiles	80,972	136,651
Gross property and equipment	3,674,378	3,722,259

Less: accumulated depreciation	3,342,729	3,242,177

Property and equipment, net	$331,649	$480,082

During the three and nine month periods ended September 30, 2026, property and equipment depreciation expense was approximately $106,400 and $255,570, respectively. During the three and nine month periods ended September 30, 2025 property and equipment depreciation expense was approximately $81,840 and $242,140, respectively.

During the three month period ended September 30, 2026, the Company did not dispose of any property and equipment. During the nine month period ended September 30, 2026, the Company sold fully depreciated property and equipment with historical cost and accumulated depreciation of $106,767 and received proceeds of $49,043.

During the three month period ended September 30, 2025, there were no material disposals of property and equipment. During the nine month period ended September 30, 2025, the Company disposed of property and equipment with historical cost of $775,000 and accumulated depreciation of $766,800 and recognized a loss on disposal of property and equipment of $8,200.

There were no changes in the estimated useful lives used to depreciate property and equipment during the three and nine month periods ended September 30, 2026 and 2025.

7. Goodwill and Intangible Assets

The Company has recorded goodwill of $5,811,578 as of September 30, 2026 and December 31, 2025. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026 and 2025.

Intangible assets consists of the following:

	SEPTEMBER 30, 2026

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(Unaudited)
Customer Relationships	$2,392,000	$(1,196,000)	$1,196,000
Channel Relationships	2,628,080	(2,175,466)	452,614
Internally Developed Software	7,866,000	(7,703,690)	162,310
Trade Name and Trademarks	1,330,472	(587,114)	743,358

	$14,216,552	$(11,662,270)	$2,554,282

	DECEMBER 31, 2025

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Customer Relationships	$2,392,000	$(1,016,600)	$1,375,400
Channel Relationships	2,628,080	(2,044,062)	$584,018
Internally Developed Software	7,866,000	(7,283,003)	$582,997
Trade Name and Trademarks	1,330,472	(520,591)	$809,881

	$14,216,552	$(10,864,256)	$3,352,296

The Company did not capitalize any internally developed software costs for the three and nine month periods ended September 30, 2026 and 2025.

There were no disposals of intangible assets during the three and nine month periods ended September 30, 2026 and 2025.

The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2026 was approximately $256,600 and $798,000, respectively. The aggregate amortization expense recorded for the three and nine month periods ended September 30, 2025 was approximately $418,700 and $1,385,800, respectively.

As of September 30, 2026, estimated annual amortization for intangible assets is approximately:

Remainder of 2026	$243,813
2027	540,153
2028	510,324
2029	373,453
2030	308,533
Thereafter	578,006
Total	$2,554,282

8. Credit Agreements

The Company has a Loan and Security Agreement (the “Loan”) and Promissory Note (the “Note,” and, together with the Loan, the “Agreements”) with Old Dominion National Bank. The Agreements provide for a $4,000,000 revolving line of credit facility (the “Credit Facility”) that matures on May 28, 2027.

Advances under the Credit Facility are subject to a borrowing base equal to the lesser of (i) $4,000,000 or (ii) 80% of billed accounts receivable less than 90 days outstanding. Interest accrues on the outstanding principal balance of the Credit Facility at an annual rate equal to the Prime Rate published in The Wall Street Journal, subject to a floor rate of 6.50%. Outstanding interest on the amount borrowed is payable monthly and all outstanding interest and principal is due on the maturity date. The Credit Facility includes customary covenants and events of default, including the following items that are measured annually: (i) a minimum tangible net worth of $2.0 million; (ii) a minimum annual EBITDA of $1.0 million and (iii) a ratio of current assets to current liabilities of not less than 1.0 to 1.0. The Company did not have an outstanding balance on its Credit Facility as of September 30, 2026. The Company was in compliance with its covenants at September 30, 2026.

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

10. Income Taxes

The Company’s effective tax rate was (7.3)% and 37.0% for the three and nine month periods ended September 30, 2026, respectively. The Company’s effective tax rate was (31.6)% and 1.0% for the three and nine month periods ended September 30, 2025, respectively. During the three month period ended September 30, 2026, the Company recognized excess tax benefits related to stock-based compensation of $0.1 million as a discrete tax benefit in the provision for income taxes. The Company also recorded an increase in its valuation allowance of $0.1 million against deferred tax assets related to stock-based compensation deductions, based on management’s assessment of the realizability of those deferred tax assets under ASC 740.

The difference in the effective tax rate and the U.S. federal statutory rate was primarily due to the full valuation allowance the Company maintains against its deferred tax assets and state minimum taxes in the United States. The effective tax rate is calculated by dividing the income tax provision (benefit) by the income (loss) before income tax provision (benefit).

11. Stockholders’ Equity

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $.001 par value per share. As of September 30, 2026, there were 10,028,316 shares issued and outstanding.

No shares of common stock were issued under the vesting terms of restricted stock awards (RSAs) during the three months ended September 30, 2026.

During the nine months ended September 30, 2026, 174,619 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 22,621 shares withheld in satisfaction of the employees corresponding tax liability of approximately $134,874. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

No shares of common stock were issued under the vesting terms of RSAs during the three months ended September 30, 2025.

During the nine months ended September 30, 2025, 197,933 shares of restricted common stock vested in accordance with the vesting terms of the RSAs. Certain employees received less than the shares vested because they elected to have a total of 28,268 shares withheld in satisfaction of the employees corresponding tax liability of approximately $130,618. The Company’s payment of this tax liability was recorded as a cash flow from financing activity on the condensed consolidated statement of cash flows.

During the three month period ended September 30, 2026, employees exercised stock options covering 54,142 shares of common stock. The exercises were completed through net-share settlement arrangements. The Company withheld 20,443 shares with a value sufficient to satisfy the aggregate exercise price and employee tax withholding requirements and issued 33,699 net shares to employees. The fair value of shares withheld totaled approximately $136,521. The withheld shares were recorded as a reduction of stockholders' equity.

During the nine month period ended September 30, 2026, employees exercised stock options covering 194,142 shares of common stock. The exercises were completed through net-share settlement arrangements. The Company withheld 60,993 shares with a value sufficient to satisfy the aggregate exercise price and employee tax withholding requirements and issued 133,149 net shares to employees. The fair value of shares withheld totaled approximately $416,890. The withheld shares were recorded as a reduction of stockholders' equity.

There were no stock option exercises during the three and nine months ended September 30, 2025.

12. Share-based Compensation

Share-based compensation (including RSAs) represents both stock option-based expense and stock grant expense. The following table sets forth the composition of stock compensation expense included in general and administrative expense for the periods then ended:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
Restricted share-based compensation expense	$72,877	$108,369	$331,594	$416,778
Non-qualified option share-based compensation expense	37,364	45,742	202,298	102,210

Total share-based compensation before taxes	$110,241	$154,111	$533,892	$518,988

Restricted Stock

The Company records the fair value of all restricted stock shares based on the grant date fair value and amortizes stock compensation on a straight-line basis over the vesting period. Restricted stock award shares are issued when granted and included in the total number of common shares issued and outstanding. There were no RSAs granted during the three month period ended September 30, 2026. During the nine month period ended September 30, 2026, the Company granted 25,223 restricted stock awards. During the three and nine month periods ended September 30, 2025, the Company granted 71,291 restricted stock awards.

Stock Options

The Company estimates the fair value of nonqualified stock awards using a Black-Scholes Option Pricing model (“Black-Scholes model”). The fair value of each stock award is estimated on the date of grant using the Black-Scholes model, which requires an assumption of dividend yield, risk free interest rates, volatility, and expected option life. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatilities are based on the historical volatility of our common stock over the expected option term. The expected term of options granted is calculated using the simplified method. The Company recognizes forfeitures as they occur. There were no stock option grants during the three month period ended September 30, 2026. There were 100,000 stock option awards granted during the nine month period ended September 30, 2026. There were 120,000 stock option awards granted during the three and nine month periods ended September 30, 2025.

For the nine month period ended September 30, 2026, the weighted-average grant date fair value per option was $0.68 - $2.51. For the three and nine month periods ended September 30, 2025, the weighted-average grant date fair value per option was $1.89. Option pricing model assumptions for NQSO awards granted were valued using the following assumptions for the period then ended as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
Expected dividend yield	--	0%	0%	0%
Expected volatility	--	62.6%	66.8%	62.6%
Risk-free interest rate	--	3.8%	3.6%	3.8%
Term	--	4.5 years	1.8 years	4.5 years

At September 30, 2026, the Company had approximately $0.3 million of total unrecognized share-based compensation expense related to share-based compensation that will be recognized over the weighted average remaining period of 0.9 years.

13. Earnings (Loss) Per Common Share (EPS)

The computations of basic and diluted earnings (loss) per share were as follows for the periods presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
Basic and Diluted Loss Per Share Computation:
Net loss	$(192,009)	$(559,185)	$(48,628)	$(1,901,707)
Weighted average number of common shares	10,018,287	9,655,173	9,928,651	9,598,478
Basic and Diluted Loss Per Share	$(0.02)	$(0.06)	$(0.00)	$(0.20)

For the three and nine months ended September 30, 2026, the Company had unexercised stock options of 249,428 that were anti-dilutive.

For the three and nine months ended September 30, 2025, the Company had unexercised stock options of 408,570 and warrants to purchase 150,000 shares of common stock, outstanding, that were anti-dilutive.

14. Revenue from Contracts with Customers

The following table was prepared to provide additional information about the composition of revenues from contracts with customers for the periods presented:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
Carrier Services	$26,320,968	$20,406,680	$76,169,864	$65,031,044
Managed Services	18,745,940	15,120,269	47,472,656	41,289,753

	$45,066,908	$35,526,949	$123,642,520	$106,320,797

The Company recognized revenues from contracts with customers for the following customer types as set forth below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
U.S. Federal Government	$38,857,478	$29,495,102	$105,632,647	$89,228,492
U.S. State and Local Governments	132,956	132,926	315,897	349,328
Foreign Governments	11,468	13,699	33,282	50,444
Commercial Enterprises	6,065,006	5,885,222	17,660,694	16,692,533

	$45,066,908	$35,526,949	$123,642,520	$106,320,797

The Company recognized revenues from contracts with customers in the following geographic regions:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
United States	$44,087,897	$34,437,757	$120,703,842	$103,151,151
Europe	979,011	1,089,192	2,938,678	3,169,646

	$45,066,908	$35,526,949	$123,642,520	$106,320,797

During the three month periods ended September 30, 2026 and 2025, the Company recognized approximately $0.7 million and $0.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

During the nine month periods ended September 30, 2026 and 2025, the Company recognized approximately $5.6 million and $5.9 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

DHS CWMS 3.0 contract

On June 24, 2026, the Department of Homeland Security ("DHS") awarded the Cellular Wireless Managed Services ("CWMS") 3.0 contract to the Company. On June 29, 2026, the Company was notified of a post-award protest filed with the U.S. Government Accountability Office ("GAO") challenging the award.

On September 24, 2026, the GAO sustained the protest recommending that DHS reevaluate the proposals, reopen discussions if appropriate, and make a new contract award determination. Subsequent to September 30, 2026, DHS has requested revised proposals, and WidePoint has submitted a revised proposal for evaluation by DHS. The Company awaits DHS’s announcement of the results of its evaluation and the resulting award decision.

The timing and outcome of the reevaluation remain uncertain, and any subsequent award may be subject to further protest. There can be no assurance that the Company will ultimately be awarded the CWMS 3.0 contract award.

For the nine months ended September 30, 2026, the CWMS contract generated revenues of $98.9 million and gross profit of $6.8 million, representing approximately 80.0% and 38.7% of the Company's consolidated revenues and gross profit, respectively. For the three months ended September 30, 2026, the contract generated revenues of $36.7 million and gross profit of $2.5 million, representing approximately 81.4% and 42.1% of consolidated revenues and gross profit, respectively.

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

The Company operates as one segment based on the consolidated information used by its CODM in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s business, WidePoint, which is providing managed services for government and commercial clients that include Identity Management (IdM), secure Mobility Managed Services (MMS), Telecom Lifecycle Management, Digital Billing & Analytics and IT as a service (ITaaS). The Company presents a single segment for purposes of financial reporting and prepares consolidated financial statements upon that basis.

The CODM assesses performance for the reporting segment and decides how to allocate resources based on consolidated revenue, gross profit and net income (loss), which also is reported on the Consolidated Statement of Operations, in addition to other key financial indicators, including gross margin, guiding strategic decisions to align with company-wide goals. The CODM uses the performance measures and key financial indicators in managing the business, allocating resources, making operating decisions, assessing financial performance, and making investment decisions such as acquisitions.

The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, substantially all of the Company's revenues and long-lived assets are attributable to operations is in the United States for all periods presented.

The following table reflects certain financial data for our reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
	(Unaudited)
REVENUES	$45,066,908	$35,526,949	123,642,520	$106,320,797
Carrier services cost	(25,788,374)	(19,569,122)	(74,260,420)	(63,710,963)
Managed service costs	(12,831,472)	(10,258,104)	(30,938,505)	(26,035,923)
Depreciation and amortization	(432,861)	(650,319)	(1,395,028)	(2,085,554)
Stock based compensation	(110,241)	(154,111)	(533,892)	(518,988)
Other segment items (1)	(6,108,588)	(5,355,929)	(16,767,285)	(15,954,762)
Interest expense	(42,445)	(47,671)	(131,277)	(155,126)
Interest income	68,191	83,439	257,350	226,209
Other income (expense)	(70)	93	49,358	590
Income tax (provision) benefit	(13,057)	(134,410)	28,551	12,013

NET LOSS FOR THE PERIOD:	$(192,009)	$(559,185)	(48,628)	$(1,901,707)

(1) Other segment items include sales and marketing costs, general, and administration expenses.

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

17. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than matters disclosed in Note 14, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•

The potential loss of the Department of Homeland Security's (DHS) Cellular Wireless Managed Services (CWMS) 3.0 contract award, a 10-year Indefinite Delivery, Indefinite Quantity (IDIQ) contract, resulting from the Government Accountability Office's (GAO) decision sustaining a protest of the award, DHS's ongoing reevaluation process, or any subsequent protests.

•	Our market is highly competitive and we may not be able to compete effectively or gain market acceptance of our products and service.
•	Unfavorable customer or vendor contract terms, inadequate pricing, or poorly defined contractual obligations could result in increased costs, reduced profitability, disputes or financial losses.
•

Failure to adequately manage vendor and subcontractor relationships, supply chain risks, or compliance with government contracting requirements could result in performance disruptions, penalties or the loss of contracts.

•

Delays, performance difficulties or termination of significant customer contracts, including contracts involving substantial implementation activities, could adversely affect anticipated revenues and profitability and result in write-offs of deferred costs.

•	Delays in billing or collecting significant unbilled receivables and contract assets could adversely affect our liquidity, cash flows and financial condition.
•

We may not be able to respond to rapid technological changes with new software products and services, especially in the area of artificial intelligence, which could harm our sales and profitability and our competitiveness in the market.

•

Tariffs, inflationary pressures, including cloud computing, data processing and other technology resources, and other macroeconomic forces that impact costs, such as costs for devices, labor and distribution costs may impact our financial condition or results of operations.

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
•

The negative impact of any catastrophic events, including acts of domestic or international terrorism, civil unrest, pandemics, outbreak of war or hostilities, and other regional conflicts, adverse climate or weather events or other public health emergencies, as well as our response to any of the aforementioned factors and

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

We have experienced increased competition from government-operated services and internal agency capabilities. Certain federal agency customers have migrated to government-wide shared identity and credential management services, including the General Services Administration's USAccess program. In addition, some federal agencies have developed or expanded internal capabilities to perform telecommunications management services that have historically been provided by outside contractors, including the Company. Although the revenue impact of individual customer losses has not been material, continued migration to government-operated services or increased reliance on internal agency resources could reduce demand for our solutions and adversely affect future revenues and profitability.

For additional information related to our business operations, see the description of our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 25, 2026.

Third Quarter Highlights

On June 29, 2026, the Company was notified that a post-award protest had been filed with the U.S. Government Accountability Office ("GAO") challenging the award to the Company of the Department of Homeland Security for Cellular Wireless Managed Services (CWMS) 3.0 ID/IQ Contract.

On September 24, 2026, the GAO sustained the protest, recommending that DHS reevaluate the proposals, reopen discussions if appropriate, and make a new contract award determination. Subsequent to September 30, 2026, DHS has requested revised proposals, and WidePoint has submitted a revised proposal for evaluation by DHS. The Company awaits DHS’s announcement of the results of its evaluation and the resulting award decision. There can be no assurance that the Company will ultimately retain the CWMS 3.0 contract award.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues. Revenues for the three months ended September 30, 2026 were $45.0 million, an increase of $9.5 million (or 26.9%) compared to $35.5 million in the same period in 2025. Our mix of revenues for the periods presented is set forth below:

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2026	2025	Variance

Carrier Services	$26,320,960	$20,406,680	$5,914,280
Managed Services:
Managed Service Fees	10,888,698	9,493,762	1,394,936
Billable Service Fees	1,162,636	1,280,704	(118,068)
Reselling and Other Services	6,694,614	4,345,803	2,348,811
Total Managed Services:	18,745,948	15,120,269	3,625,679

	$45,066,908	$35,526,949	$9,539,959

Managed Service Revenues. Total managed services revenue was $18.7 million, an increase of $3.6 million compared with $15.1 million in the same period in 2025 as follows:

•

Our managed service fees increased by $1.4 million to $10.9 million for the three months ended September 30, 2026 compared to $9.5 million in the same period in the prior year. The increase is primarily due the additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines

•	Our billable service fees were $1.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, which is relatively consistent.

•

Reselling and other services increased by $2.3 million to $6.6 million for the three months ended September 30, 2026, compared to $4.3 million for the same period in the prior year. The increase was primarily driven by a sale of deployable communications kits consisting of laptop computers, specialized protective cases and satellite connectivity equipment, referred to as "Digital Sea Bags." to the US Coast Guard.

Carrier Service Revenues. We also procure, process and pay communications carrier invoices on behalf of customers. Under many of our carrier services arrangements, we recognize revenues and related costs on a gross basis. A significant portion of our overall reported revenue consists of revenue from carrier services; however, it represents an insignificant portion of our overall reported gross profit. This is a commodity type service and margins are nominal, but this is a necessary service to deliver to federal government customers that engage us to provide a full-service solution. Our carrier services revenue was $26.3 million, an increase of $5.9 million, as compared with the same period in 2025. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during the second half of 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, cash back rewards received associated with vendor payments made on behalf of customers, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the three months ended September 30, 2026 were $39.0 million (or 87% of revenues), an increase of $8.7 million from $30.3 million (or 85% of revenues) in the same period in 2025. Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $25.8 million and $19.6 million for the three months ended September 30, 2026 and 2025, respectively.

Gross Profit. Gross profit for the three month period ended September 30, 2026 increased on a dollar basis by $0.9 million to $6.2 million (or 14% of revenues), compared to $5.3 million (or 15% of revenues) in the same period in 2025.

Gross profit attributable to carrier services revenue (excluding managed services), for the three-months ended September 30, 2026 was 2% compared to 4% in the same period last year, the gross profit reflected related to carrier services results from fees received from third party payment platforms associated with vendor payments made on behalf of customers. Gross profit as a percentage of managed services revenue (excluding carrier services) for the three months ended September 30, 2026 and 2025 was 30% and 29%, respectively.

	THREE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2026	2025	Variance
Revenues:
Carrier Services	$26,320,960	$20,406,680	$5,914,280
Managed Services	18,745,948	15,120,269	3,625,679
Total revenue	45,066,908	35,526,949	9,539,959

Gross Profit:
Carrier Services	532,586	837,558	(304,972)
Managed Services	5,652,997	4,437,754	1,215,243
Total gross profit	6,185,583	5,275,312	910,271

Gross Margin:
Carrier Services	2%	4%
Managed Services	30%	29%
Total gross margin	14%	15%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the three months ended September 30, 2026 was $0.6 million (or 1% of revenues) and remained relatively consistent compared to $0.7 million (or 2% of revenues) in 2025.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the three months ended September 30, 2026 were $5.6 million (or 12% of revenues) compared to $4.8 million (or 14% of revenues) in 2025. The increase was partially offset by approximately $0.6 million of internal IT labor costs that are typically reflected within general and administrative expenses but were reassigned during the current period to implementation activities associated with a long-term customer contract. These costs were deferred during the period in connection with implementation activities under the long-term customer contract. Because the implementation services do not represent a distinct performance obligation, the related revenue and costs are deferred and will be recognized over the contract term.

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

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2026 was $171,400 as compared to $225,900 in 2025.

Other Income (Expense), Net. Other income, net for the three months ended September 30, 2026 was $25,700 which is consistent as compared to other income, net of $35,900 in 2025.

Income Taxes. Income tax provision for the three months ended September 30, 2026 was $13,100 as compared to income tax provision of $134,400 in 2025.

Net Loss. As a result of the cumulative factors described above, net loss for the three months ended September 30, 2026 decreased by $367,200 to $192,000 compared to net loss of $559,200 for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues. Revenues for the nine months ended September 30, 2026 were $123.6 million, an increase of $17.3 million (or 16%) compared to $106.3 million in the same period in 2025. Our mix of revenues for the periods presented is set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2026	2025	Variance

Carrier Services	$76,169,860	$65,031,039	$11,138,821
Managed Services:
Managed Service Fees	29,866,805	26,667,050	3,199,755
Billable Service Fees	3,672,681	4,350,543	(677,862)
Reselling and Other Services	13,933,174	10,272,165	3,661,009
Total Managed Services:	47,472,660	41,289,758	6,182,902

	$123,642,520	$106,320,797	$17,321,723

Managed Service Revenues. Total managed services revenue was $47.5 million, an increase of $6.2 million compared with $41.3 million in the same period in 2025 as follows:

•

Our managed service fees increased by $3.2 million to $29.9 million for the nine months ended September 30, 2026 compared to $26.7 million in the same period in the prior year. The increase is primarily due to an additional task order with the Customs and Border Protection in September of 2025 to manage 30,000 phone lines

•

Our billable service fees were $3.7 million, which is $0.7 million lower compared to the same period last year. Billable service fees were adversely impacted by the partial shutdown of the DHS beginning February 2026, which resulted in reduced billable activity on certain contracts.

•

Reselling and other services increased by $3.6 million to $14.0 million for the nine months ended September 30, 2026, compared to $10.3 million for the same period in the prior year. The increase was primarily driven by a sale of deployable communications kits consisting of laptop computers, specialized protective cases and satellite connectivity equipment, referred to as "Digital Sea Bags." to the US Coast Guard.

Carrier Service Revenues. Our carrier services revenue was $76.2 million, an increase of $11.1 million, as compared with the same period in 2025. The increase in carrier services revenues over the same period last year is a result of the growth in the number of phone lines under management during the second half of 2025 for our DHS customer.

Cost of Revenues. Our cost of revenues include employee labor, excluding fringe benefit costs, and subcontractors directly associated with satisfying customer performance obligations, cash back rewards received associated with vendor payments made on behalf of customers, and the associated cost of products and third-party software that we resell to our end customers. Cost of revenues also includes depreciation and amortization of capitalized software related to delivering our solutions. Cost of revenues for the nine months ended September 30, 2026 were $106.0 million (or 86% of revenues), an increase of $14.9 million compared to $91.1 million (or 86% of revenues) in the same period in 2025. Included in cost of revenues is carrier costs paid on behalf of our federal government customers of approximately $74.2 million and $63.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Gross Profit. Gross profit for the nine month period ended September 30, 2026 increased on a dollar basis by $2.4 million to $17.6 million (or 14% of revenues), compared to $15.2 million (or 14% of revenues) in the same period in 2025.

Gross profit attributable to carrier services revenue (excluding managed services), for the nine months ended September 30, 2026 was 3% compared to 2% in the same period last year, the gross profit reflected related to carrier services results from fees received from third party payment platforms associated with vendor payments made on behalf of customers. Gross profit as a percentage of managed services revenue (excluding carrier services) for the nine months ended September 30, 2026 was 33% compared to 34% in the same period last year. The decrease was in part due to the increase in reselling revenues, which carry a lower gross margin than our other managed services revenues, in the nine-months ended September 30 2026 compared to 2025.

	NINE MONTHS ENDED
	SEPTEMBER 30,		Dollar
	2026	2025	Variance
Revenues:
Carrier Services	$76,169,860	$65,031,039	$11,138,821
Managed Services	47,472,660	41,289,758	6,182,902
Total revenue	123,642,520	106,320,797	17,321,723

Gross Profit:
Carrier Services	1,909,440	1,320,076	589,364
Managed Services	15,720,625	13,850,999	1,869,626
Total gross profit	17,630,065	15,171,075	2,458,990

Gross Margin:
Carrier Services	3%	2%
Managed Services	33%	34%
Total gross margin	14%	14%

Sales and Marketing. Sales and marketing expenses include employee labor, excluding fringe benefit costs, and sales commissions associated with our sales force, commission fees paid to non-employee sales agents and partners, and costs associated with travel and trade shows. Sales and marketing expense for the nine months ended September 30, 2026 was $1.9 million (or 2% of revenues) and remained relatively consistent compared to $2.0 million (or 2% of revenues) in 2025.

General and Administrative. General and administrative expenses include employees in finance, human resources, information technology, and other administrative support functions; employee labor not associated with any single revenue producing activity, all company fringe benefits, including paid time off, employee health and medical insurance, 401k matching contributions, and payroll taxes. General and administrative expenses also include professional services to include audit, consulting, outside legal, and outsourcing services. Certain of these expenses, including those associated with the operation of our technical infrastructure as well as components of our operating expenses, are generally less variable in nature and may not correlate to the changes in revenue. General and administrative expenses for the nine months ended September 30, 2026 were $15.4 million (or 12% of revenues), and remained relatively consistent compared to $14.5 million (or 14% of revenues) in 2025. The increase was partially offset by approximately $1.7 million of internal IT labor costs that are typically reflected within general and administrative expenses but were reassigned during the current period to implementation activities associated with a long-term customer contract. These costs were deferred during the period in connection with implementation activities under the long-term customer contract. Because the implementation services do not represent a distinct performance obligation, the related revenue and costs are deferred and will be recognized over the contract term.

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

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2026 was $580,770 as compared to $682,700 in 2025.

Other Income (Expense), Net. Other income, net for the nine months ended September 30, 2026 was $175,400 compared to other income, net of $71,670 in 2025 as a result of higher earnings on cash deposits and a gain on sale of property and equipment.

Income Taxes. Income tax benefit for the nine months ended September 30, 2026 was $28,550 as compared to income tax benefit of $12,000 in 2025.

Net Loss. As a result of the cumulative factors described above, net loss for the nine months ended September 30, 2026 decreased by $1.9 million to approximately $50,000 compared to net loss of $1.9 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our immediate sources of liquidity include cash, accounts receivable, unbilled receivables and access to our credit agreement with Old Dominion National Bank.

At September 30, 2026, our net working capital was approximately $2.7 million compared to $2.3 million at December 31, 2025. We believe that our existing unrestricted cash balance of $10.1 million and our anticipated cash flows from operations and access to our credit facility, will be sufficient to meet our working capital, expenditure, and contractual obligation requirements for the next 12 months.

On April 10, 2026, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Sales Agent”) under which we may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $15.5 million from time to time through or to the Sales Agent (the “ATM Offering”). We expect to use net proceeds, if any, from the ATM Offering over time as a source for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities. No sales of shares were made under the ATM Offering during the nine months ended September 30, 2026

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash used in operations was approximately $0.4 million compared to net cash provided by operations of $5.9 million in the same period in 2025. Cash used in operations was driven by increases in accounts receivables and is partially offset by increases in deferred revenue and temporary payable timing differences.

Our single largest cash operating expense is the cost of labor and Company-sponsored healthcare benefit programs. Our second largest category of cash operating expenses includes facilities and information technology costs, including infrastructure, software, cybersecurity, communications and other technical capabilities necessary to support our operations and deliver services to our customers.

We lease most of our facilities under non-cancellable long term contracts that may limit our ability to reduce fixed infrastructure expenditures in the short term. Any changes to our fixed labor and/or infrastructure costs may require a significant amount of time to take effect depending on the nature of the change made.

We may experience delays in billing and collecting amounts due from customers as a result of administrative processes, invoice processing requirements, changes in customer personnel, and the implementation or modification of customer contracts and services. These delays, which are often beyond our control, may be more pronounced during significant new customer implementations or changes in existing customer deployments and can result in increased balances of unbilled receivables. Although we have historically been able to resolve these matters, prolonged delays may increase collection risks, including those associated with funding availability and the ability to resolve outstanding billing matters, while also requiring us to fund related operating costs and vendor obligations before receiving payment from customers. Failure to resolve these matters and collect outstanding balances on a timely basis could materially adversely affect our operating cash flows and liquidity.

Cash Flows from Investing Activities

Cash used in investing activities primarily reflects our investments in technology infrastructure and other long-term assets. We maintain our own technology infrastructure and periodically invest in hardware, software, cybersecurity and related technologies to support our operations, enhance our solutions and meet customer requirements. We anticipate increased technology investments beginning in the fourth quarter of 2026 and continuing into 2027, primarily to enhance the security and capabilities of our identity management solutions, including upgrades to support post-quantum cryptography, as well as broader cybersecurity and infrastructure improvements. We expect to fund these investments primarily through available cash and, where appropriate, equipment financing arrangements.

For the nine months ended September 30, 2026, cash used in investing activities was approximately $36,500 and consisted of purchases of property and equipment offset by proceeds received from disposal of property and equipment.

For the nine months ended September 30, 2025, cash used in investing activities was approximately $0.1 million and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities provides an indication of our debt financing and stock option exercises.

For the nine months ended September 30, 2026, cash used in financing activities was approximately $0.9 million and reflects finance lease principal repayments of approximately $353,520, withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $134,870 and withholding taxes paid on behalf of employees on net settled stock option exercises of approximately $416,890.

For the nine months ended September 30, 2025, cash used in financing activities was approximately $0.5 million and reflects line of credit advances and payments of $2.8 million, finance lease principal repayments of approximately $412,300, and withholding taxes paid on behalf of employees on net settled restricted stock awards of approximately $130,700.

Expected Future Cash Requirements

The Company's capital expenditures have historically consisted primarily of investments in information technology infrastructure, software, equipment and other assets supporting customer programs and internal operations. Capital expenditures during the nine months ended September 30, 2026 were less than $0.1 million.

Based on currently available information and anticipated business requirements, the Company presently expects capital expenditures during the remainder of 2026 to approximate $0.4 million. In addition, the Company currently anticipates capital expenditures during 2027 could approximate $2.0 million, primarily to support anticipated customer programs, technology infrastructure and other strategic initiatives.

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

Contingent Cash Requirement. As previously disclosed, the Company has been selected for award of the successor DHS Cellular Wireless Managed Services ("CWMS 3.0") contract. The award remains subject to a bid protest, and the timing and ultimate outcome of the protest process are uncertain. Upon final resolution of the protest process, if in the Company's favor and satisfaction of the applicable conditions, the Company would become obligated to pay up to approximately $0.6 million of cash incentive compensation under previously approved employee incentive arrangements. Management believes the Company has sufficient liquidity to satisfy this contingent obligation from existing cash balances and operating cash flows. Until the protest process is resolved, no liability has been recognized for these contingent payments.

As previously disclosed, on June 24, 2026, the Company was awarded the successor Department of Homeland Security ("DHS") Cellular Wireless Managed Services ("CWMS 3.0") contract. On September 24, 2026, the Government Accountability Office ("GAO") sustained a post-award protest challenging the award and recommended that DHS reevaluate the proposals and make a new contract award determination. DHS has initiated discussions with the parties and requested additional information as part of its reevaluation process. The timing and ultimate outcome of this process remain uncertain, and there can be no assurance that the Company will retain the CWMS 3.0 award.

On September 24, 2026, the GAO sustained the protest, recommending that DHS reevaluate the proposals, reopen discussions if appropriate, and make a new contract award determination. Subsequent to September 30, 2026, DHS has requested revised proposals, and WidePoint has submitted a revised proposal for evaluation by DHS. The Company awaits DHS’s announcement of the results of its evaluation and the resulting award decision.

The timing and ultimate outcome of this process remain uncertain, and there can be no assurance that the Company will retain the CWMS 3.0 award.

Net Effect of Exchange Rate on Cash and Equivalents

For the nine months ended September 30, 2026 fluctuations in the Euro and U.S. dollar exchange rate increased the translated value of our foreign cash balances by $12,100. For the nine months ended September 30, 2025, fluctuations in the Euro and U.S. dollar exchange rate decreased the translated value of our foreign cash balances by approximately $52,300.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceeding.

ITEM 1A RISK FACTORS

In addition to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, investors should carefully consider the following additional or heightened risks and uncertainties, which could materially adversely affect our business, financial condition, results of operations and cash flows. Except as described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Our failure to retain the DHS CWMS 3.0 contract award could materially adversely affect our business, financial condition and results of operations.

On June 24, 2026, the Department of Homeland Security ("DHS") awarded the successor Cellular Wireless Managed Services ("CWMS 3.0") contract to the Company. On September 24, 2026, the Government Accountability Office ("GAO") sustained in part a post-award protest and recommended that DHS reevaluate the proposals and make a new contract award determination. DHS has subsequently initiated discussions with the parties as part of its reevaluation process. There can be no assurance that the Company will ultimately retain the award, and any subsequent award decision may be subject to further protest. The existing CWMS contract accounted for approximately 80% of our consolidated revenues and 39% of consolidated gross profit for the nine months ended September 30, 2026. Failure to secure the successor contract could result in a substantial reduction in revenues and gross profit, significant operating disruptions, and an inability to reduce operating costs sufficiently or promptly to offset the loss of business, which could materially adversely affect our liquidity, financial condition and results of operations.

Unfavorable customer and vendor contract terms or inadequate contract pricing and management could adversely affect our profitability and financial condition.

Our business depends on our ability to negotiate, price and manage complex customer and vendor contracts, including agreements with large government customers and commercial suppliers that may possess greater negotiating leverage. Inadequately defined scopes of work, unfavorable payment terms, insufficient pricing or cost estimates, and contractual provisions that expose us to significant liabilities could result in unexpected costs, reduced margins, disputes or financial losses. Additionally, changes in customer requirements, vendor pricing or performance obligations may increase costs without corresponding increases in revenues. Our failure to adequately evaluate, negotiate or manage these arrangements could materially adversely affect our profitability, cash flows and financial condition.

Failure to adequately manage vendors, subcontractors and government contracting compliance requirements could result in financial losses, penalties or contract termination.

Our business relies on third-party vendors and subcontractors to deliver products and services to our customers, including federal government agencies. We are subject to extensive government contracting requirements, including supply chain security, subcontracting plans, vendor eligibility, and mandatory contractual flow-down provisions. Failure to adequately evaluate and monitor vendors and subcontractors, ensure compliance with applicable contractual and regulatory requirements, or identify and address supply chain risks could result in performance disruptions, delivery delays, increased costs, contractual disputes, penalties, or termination of government contracts. In addition, we may be held responsible for certain acts or omissions of our vendors and subcontractors, even when the underlying activities are outside our direct control. Any such failures could materially adversely affect our business, reputation, financial condition and results of operations.

Delays or termination of significant customer implementations could adversely affect anticipated revenues and result in write-offs of deferred implementation costs.

Our business includes significant customer contracts that require substantial investments in technology development, systems integration and implementation activities before recurring services and associated revenues commence. These implementations may involve complex technical requirements, evolving customer specifications, dependencies on third parties and delays in obtaining customer approvals or achieving operational readiness. Delays, changes in scope, performance difficulties or termination of these arrangements, including termination for convenience by customers, could defer or reduce anticipated revenues, increase costs and adversely affect expected profitability. In addition, we may be required to recognize impairment charges or write off capitalized implementation costs if the associated contracts are terminated or the costs are no longer expected to be recoverable. Any such developments could materially adversely affect our financial condition, results of operations and cash flows.

Significant unbilled receivables and delays in customer billing and collections could adversely affect our liquidity and cash flows.

Our business generates significant unbilled receivables and contract assets, particularly under government contracts. Billing and collection of these amounts may depend on customer approvals, administrative processes, contract modifications, funding availability and the resolution of billing or contractual issues. Prolonged delays may increase collection risks, particularly where changes in customer personnel, loss of institutional knowledge or funding constraints complicate the resolution of outstanding balances. In addition, we may be required to satisfy vendor obligations, including potential financing charges, and fund ongoing operations before receiving payment from customers. Although we generally expect these amounts to be collectible, extended billing and collection delays could increase working capital requirements, result in credit losses and materially adversely affect our liquidity, cash flows and financial condition.

Increased competition from government-operated services and internal agency capabilities could adversely affect demand for our solutions.

Certain federal agency customers have transitioned from our identity management solutions to government-wide shared services, including the General Services Administration's USAccess program, and additional customers may elect to do so in the future. We also face competition from federal agencies that perform telecommunications management services internally rather than obtaining those services from outside contractors. Although individual customer losses resulting from these developments have not been material, continued migration to government-operated services and the expansion of internal agency capabilities could result in the cumulative loss of customers and recurring revenues, reduce opportunities for new business, and adversely affect our profitability and long-term growth.

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

During the three months ended September 30, 2026, none of our directors or executive officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Amendment to Note to Loan Agreement Old Dominion National Bank (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101.	Interactive Data Files

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIDEPOINT CORPORATION

Date: November 12, 2026	/s/ JIN H. KANG
Jin H. Kang
President and Chief Executive Officer

Date: November 12, 2026	/s/ ROBERT J. GEORGE
Robert J. George
Chief Financial Officer

